Form 10-K
period 2012-12-31
PBF Energy Inc.
filed 2013-02-28
CIK 1534504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file Number: 001-35764

PBF Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3763855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor
Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (973) 455-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not listed on any exchange or over-the-counter market. The registrant’s Class A common stock began trading on the New York Stock Exchange on December 13, 2012.

The number of shares of registrants’ common stock outstanding as of February 25, 2013:

PBF Energy Inc. Class A common stock	23,613,835 shares
PBF Energy Inc. Class B common stock	41 shares

DOCUMENTS INCORPORATED BY REFERENCE

PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2012. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our,” “us” or “PBF” refer to PBF Energy Inc. (“PBF Energy”), and, in each case, unless the context otherwise requires, its consolidated subsidiaries, including PBF Energy Company LLC (“PBF LLC”), PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining”), Paulsboro Refining Company LLC (“Paulsboro Refining”), and Delaware City Refining Company LLC (“Delaware City Refining”). In this Annual Report on Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources, under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures under the heading: “Cautionary Statement for the Purpose of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report on Form 10-K under “Risk Factors” in Item 1A.

ITEM 1.	BUSINESS

Overview

We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 bpd, and a weighted average Nelson Complexity Index of 11.3.

Our three refineries are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our Midcontinent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s WTI based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high conversion refineries process primarily medium and heavy, sour crudes and have historically received the bulk of their feedstock via ships and barges on the Delaware River. Importantly, in May 2012 we commenced crude shipments via rail into a newly developed crude rail unloading facility at our Delaware City refinery. Currently, crude delivered to this facility is consumed at our Delaware City refinery. In the future we plan to transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery. The Delaware City rail unloading facility allows our East Coast refineries to source WTI based crudes from Western Canada and the Midcontinent, which provides significant cost advantages versus traditional Brent based international crudes.

PBF Energy, a Delaware corporation formed on November 7, 2011, is a holding company that manages its consolidated subsidiary, PBF LLC. Our sole asset is a controlling equity interest as of December 31, 2012 of approximately 24.4% of the outstanding Series A Units in PBF LLC as discussed more fully in “History” below.

Available Information.

Our website address is www.pbfenergy.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the Securities and Exchange Commission (SEC)

by us are available on our website (under “Investors”) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of our board of directors. These documents are available free of charge in print to any stockholder that makes a written request to the Secretary, PBF Energy Inc., One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

History

We are a holding company and our sole asset is an equity interest in PBF LLC. We are the sole managing member of PBF LLC and operate and control all of the business and affairs and consolidate the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business.

On December 18, 2012, we closed the initial public offering of 23,567,686 shares of our Class A common stock at an offering price of $26.00 per share. In connection with the offering, our shares of Class A common stock began trading on the New York Stock Exchange under the symbol “PBF”. The proceeds to us from the offering, before deducting underwriting discounts, were approximately $612.8 million of which we used approximately $571.2 million to purchase 21,967,686 PBF LLC Series A Units from our financial sponsors, funds affiliated with The Blackstone Group L.P. (“Blackstone”) and First Reserve Management L.P. (“First Reserve”), as described in our Prospectus, dated December 12, 2012, filed pursuant to Rule 424 (b) of the Securities Act.

As of December 31, 2012, Blackstone and First Reserve and our executive officers and directors and certain employees beneficially owned 72,972,131 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the pre-IPO owners of PBF LLC”) and we owned 23,571,221 PBF LLC Series C Units, and the pre-IPO owners of PBF LLC through their holdings of Class B common stock have 75.6% of the voting power in us, and the holders of our issued and outstanding shares of Class A common stock have 24.4% of the voting power in us. As a result of the current ownership of the Class B common stock and the PBF LLC Series A Units, Blackstone and First Reserve continue at the present time to control us, and we in turn, as the sole managing member of PBF LLC, control PBF LLC and its subsidiaries.

PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of the pre-IPO owners of PBF LLC. PBF LLC is PBF Energy’s predecessor for accounting purposes. Our financial statements and results of operations for periods prior to the completion of our initial public offering are those of PBF LLC.

See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The diagram below depicts our organizational structure as of December 31, 2012:

Recent Developments

In May 2012 we commenced crude shipments via rail into a newly developed crude rail unloading facility at our Delaware City refinery. In February 2013, we completed a second crude unloading facility at the refinery that increased our rail crude unloading capacity at Delaware City from 40,000 barrels per day (“bpd”) to 110,000 bpd, comprised of 40,000 bpd of heavy crude oil and 70,000 bpd of light crude oil. The Delaware City rail unloading facility allows our East Coast refineries to source WTI based crudes from Western Canada and the Midcontinent, which provides significant cost advantages versus traditional Brent based international crudes. Also in February 2013, our board of directors approved a project to add an additional 40,000 bpd of heavy crude rail unloading capability at the refinery. The project is expected to cost approximately $50 million and to be completed in the fourth quarter of 2013. Completion of the project will increase our discharge capacity of heavy crude oil from 40,000 bpd to 80,000 bpd and bring the total rail crude unloading capability up to 150,000 bpd.

During 2012 and January 2013, we entered into agreements to lease or purchase a total of 3,600 coiled and insulated rails cars, which are capable of transporting Canadian heavy crude oils, and 1,300 general purpose cars, which we intend to use to transport lighter crude oils.

In addition, we recently announced that the Toledo refinery experienced a drop in steam pressure on January 30, 2013, which was followed by a brief fire within the FCC complex. Emergency response personnel extinguished the fire and there were no injuries or known offsite impacts. Appropriate government agencies were contacted and a full investigation into the cause of the incident is underway. The FCC was the only unit involved and was temporarily shut down. The refinery resumed running at planned rates on February 18, 2013.

Our board of directors recently authorized the Company to continue its activities into establishing a MLP, including the formation of subsidiaries to hold MLP-qualifying assets. The Company has a number of energy-related logistical assets that qualify for an MLP structure. However, we continue to evaluate our strategic alternatives for these assets.

Refining Operations

We own and operate three refineries, all located in regions with currently favorable market dynamics where finished product demand exceeds operating refining capacity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations.

Delaware City Refinery

Acquisition and Re-Start. Through our subsidiaries, Delaware City Refining and Delaware Pipeline Company LLC, we acquired the idle Delaware City refinery and its related assets, including a petroleum product terminal, a petroleum products pipeline and an electric generation facility, on June 1, 2010 from affiliates of Valero for approximately $220.0 million in cash, consisting of approximately $170.0 million for the refinery, terminal and pipeline assets and $50.0 million for the power plant complex located on the property. We also incurred approximately $4.3 million in acquisition costs.

In the fourth quarter of 2009, due to, among other reasons, financial losses caused by one of the worst recessions in recent history, the prior owner shut down the Delaware City refinery. We believe we were therefore able to acquire the refinery at an attractive price. In addition, at the time of acquisition, we reached an agreement with the State of Delaware that provided for a five-year operating permit and up to approximately $45.0 million of economic support to re-start the facility, and negotiated a new long-term contract with the relevant union at the refinery. As of December 31, 2012, we had received $37.4 million in economic support from the State of Delaware under this agreement. We believe that the refinery’s ability to process lower quality crudes allows us to capture a higher margin as these lower quality crudes are typically priced at discounts to benchmark crudes, and to compete effectively in a region where product demand currently significantly exceeds refining capacity.

We restarted the Delaware City Refinery in October 2011. Since our acquisition through December 31, 2012, we have invested more than $500.0 million in turnaround and re-start projects at Delaware City, as well as in the recent strategic development of crude rail unloading facilities. In the first year of operations we have also modified the crude slate and product yield, changed operations of the conversion units, and re-started certain units in order to optimize the refinery. The re-start process included the decommissioning of the gasifier unit located on the property which allowed us to decrease emissions and improve the reliability of the refinery. We have also completed a cogeneration project to convert the electric generation units at the refinery to use natural gas as a fuel and a hydrocracker corrosion control project aimed at increasing the throughput of the hydrocracker. Through these capital investments and by restructuring certain operations, management estimates that we have lowered the annual operating expenses of the Delaware City refinery. In 2012, we commenced a project to expand and upgrade the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities that was completed in February 2013 and is capable of discharging approximately 110,000 bpd. The project cost approximately $57.0 million, $49.7 million of which had been spent as of December 31, 2012. Also in February 2013, our board of directors approved a project to add an additional 40,000 bpd of heavy crude rail unloading capability at the refinery. Additionally, we continue to evaluate the development of a construction project consisting of a mild hydrocracker and hydrogen plant at the refinery. We estimate that the construction of the project, if commenced, could take approximately three years from commencement and if completed could process streams from both Delaware City and Paulsboro.

Overview. The Delaware City refinery is located on a 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at the crude unloading facility, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are transported, via pipes, to an extensive tank farm where they are stored until processing. In addition, there is a 17-bay, 50,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products.

The Delaware City refinery has a throughput capacity of 190,000 bpd and a Nelson Complexity Index of 11.3. As a result of its configuration and process units, Delaware City has the capability of processing a heavy slate of crudes with a high concentration of high sulfur crudes and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy coking refineries, in addition to Paulsboro, on the East Coast of the United States with coking capacity equal to approximately 25% of crude capacity.

The Delaware City refinery processes a variety of medium to heavy, sour crude oils. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 47,000 bpd FCU and 18,000 bpd hydrocracking unit with vacuum distillation. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer.

Delaware City Process Flow Diagram

The following table approximates the Delaware City refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	190,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit (FCC)	82,000
Hydrotreating Units	160,000
Hydrocracking Unit	18,000
Catalytic Reforming Unit (CCR)	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit (ISOM)	6,000
Alkylation Unit (Alky)	11,000
Polymerization Unit (Poly)	16,000
Fluid Coking Unit (Fluid Coker)	47,000

Feedstocks and Supply Arrangements. In April 2011, we entered into a crude and feedstock supply agreement with Statoil that expires in December 31, 2015. Pursuant to the agreement as amended in October 2012, we direct Statoil to purchase waterborne crude and other feedstocks for Delaware City and Statoil purchases these products on the spot market or through term agreements. Accordingly, Statoil enters into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, for these waterborne deliveries Statoil arranges transportation and insurance for the crude and feedstock supply and we pay Statoil a per barrel fee for their procurement and logistics services. Statoil generally holds title to the waterborne crude and feedstocks until we run the crude or feedstocks through our process units. We pay Statoil on a daily basis for the corresponding volume of crude or feedstocks that are consumed in conjunction with the refining process. This crude supply and feedstock arrangement helps us reduce the amount of investment we are required to maintain in crude inventories and, as a result, helps us manage our working capital.

Product Offtake. We sell the bulk of Delaware City’s clean products to MSCG through our offtake agreement, which we have given notice to terminate effective June 30, 2013. Under the offtake agreement, MSCG purchases 100% of our finished clean products at Delaware City, which includes gasoline, heating oil and jet fuel, as well as our intermediates. Subsequent to termination of the offtake agreement, we intend to market and independently sell the products currently purchased by MSCG. The remainder of our products are sold to a variety of customers on the spot market or through term agreements.

Tankage Capacity. The Delaware City refinery has total storage capacity of approximately 10.0 million barrels. Of the total, 18 tanks with approximately 3.6 million barrels of storage capacity are dedicated to crude oil and other feedstock storage with the remaining approximately 6.4 million barrels allocated to finished products, intermediates and other products.

Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 55,000 MMBTU per day of natural gas. The Delaware City refinery has a 280 MW power plant located on-site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo-generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers and supplemented by secondary boilers at the FCC and coker.

Paulsboro Refinery

Acquisition. We acquired the entities that owned the Paulsboro refinery (including an associated natural gas pipeline) on December 17, 2010, from Valero for approximately $357.7 million, excluding working capital. The purchase price excludes inventory purchased on our behalf by MSCG and Statoil. We invested approximately $60.0 million in capital in early 2011 to complete a scheduled turnaround at the refinery. The refinery was commissioned in 1917 and was purchased by Valero from Mobil Oil Corporation in 1998.

Overview. Paulsboro has a throughput capacity of 180,000 bpd and a Nelson Complexity Index of 13.2. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being Delaware City. Major units at the Paulsboro refinery include crude distillation units, vacuum distillation units, an FCC unit, a delayed coking unit, a lube oil processing unit and a propane deasphalting unit.

The Paulsboro refinery processes a variety of medium and heavy, sour crude oils. The Paulsboro refinery predominantly produces gasoline, heating oil and jet fuel and also manufactures Group I base oils or lubricants. In addition to its finished clean products slate, Paulsboro produces asphalt and petroleum coke.

Paulsboro Refinery Process Flow Diagram

The following table approximates the Paulsboro refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	168,000
Vacuum Distillation Units	83,000
Fluid Catalytic Cracking Unit (FCC)	55,000
Hydrotreating Units	141,000
Catalytic Reforming Unit (CCR)	32,000
Alkylation Unit (Alky)	11,000
Lube Oil Processing Unit	12,000
Delayed Coking Unit (Coker)	27,000
Propane Deasphalting Unit	11,000

Feedstocks and Supply Arrangements. In December 2010, we entered into a crude and feedstock supply agreement with Statoil that will terminate effective March 31, 2013. Pursuant to the agreement, we direct Statoil to purchase crude and other feedstocks for Paulsboro and Statoil purchases these products on the spot market. Accordingly, Statoil enters into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil generally arranges transportation and insurance for the crude and feedstock supply and we pay Statoil a per barrel fee for their procurement and logistics services. Statoil holds title to the crude and feedstocks until we run the crude or feedstocks through our process units. We pay Statoil on a daily basis for the corresponding volume of crude or feedstocks that are consumed in conjunction with the refining process.

In addition, separate from our agreement with Statoil we have a long-term contract with Saudi Aramco. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro pursuant to this agreement and on a spot basis. The crude purchased is priced off ASCI.

Product Offtake. We sell the bulk of Paulsboro’s clean products to MSCG through our offtake agreement, which we have elected to terminate effective June 30, 2013. With the exception of certain jet fuel and lubricant sales, MSCG purchases 100% of our finished clean products and intermediates under the offtake agreement. Subsequent to termination of the offtake agreement, we intend to market and independently sell the products currently purchased by MSCG including under certain existing agreements with other customers that we will assume upon the MSCG termination. In addition to the finished products offtake agreement with MSCG, we sell the remaining products produced at Paulsboro to third parties under various long-term contracts and on the spot market.

Tankage Capacity. The Paulsboro refinery has total storage capacity of approximately 7.5 million barrels. Of the total, approximately 2.1 million barrels are dedicated to crude oil storage with the remaining 5.4 million barrels allocated to finished products, intermediates and other products.

Energy and Other Utilities. Under normal operating conditions, the Paulsboro refinery consumes approximately 30,000 MMBTU per day of natural gas. The Paulsboro refinery is virtually self-sufficient for its electrical power requirements. The refinery supplies approximately 90% of its 63 MW load through a combination of four generators with a nameplate capacity of 78 MW, in addition to a 30 MW gas turbine generator and two 15 MW steam turbine generators located at the Paulsboro utility plant. In the event that Paulsboro requires additional electricity to operate the refinery, supplemental power is available through a local utility. Paulsboro is connected to the grid via three separate 69 KV aerial feeders and has the ability to run entirely on imported power. Steam is primarily produced by three boilers, each with continuous rated capacity of 300,000-lb/hr at 900-psi. In addition, Paulsboro has a heat recovery steam generator and a number of waste heat boilers throughout the refinery that supplement the steam generation capacity. Paulsboro’s current hydrogen needs are met by the hydrogen supply from the reformer. In addition, the refinery employs a standalone steam methane reformer that is capable of producing 10 MMSCFD of 99% pure hydrogen. This ancillary hydrogen plant is utilized as a back-up source of hydrogen for the refinery’s process units.

Toledo Refinery

Acquisition. Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We also purchased refined and certain intermediate products in inventory for approximately $299.6 million, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale is a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, of which $103.6 million was paid in 2012. We currently anticipate paying the balance of the participation payment in April 2013.

Overview. Toledo has a throughput capacity of approximately 170,000 bpd and a Nelson Complexity Index of 9.2. Toledo processes a slate of light, sweet crudes from Canada, the Midcontinent, the Bakken region and the U.S. Gulf Coast. Toledo produces a high percentage of finished products including gasoline and ULSD, in addition to a variety of high-value petrochemicals including nonene, xylene, tetramer and toluene.

The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Major units at the Toledo refinery include an FCC unit, a hydrocracker, an alkylation unit and a UDEX unit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Capline from the south and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.

Toledo Refinery Process Flow Diagram

The following table approximates the Toledo refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	170,000
Fluid Catalytic Cracking Unit (FCC)	79,000
Hydrotreating Units	95,000
Hydrocracking Unit (HCC)	45,000
Catalytic Reforming Units	45,000
Alkylation Unit (Alky)	10,000
Polymerization Unit (Poly)	7,000
UDEX Unit (BTX)	16,300

Feedstocks and Supply Arrangements. We have a short term crude oil acquisition agreement with MSCG pursuant to which we direct MSCG to purchase crude and other feedstocks for Toledo. MSCG purchases these products on the spot market. Accordingly, MSCG enters into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, MSCG arranges transportation and insurance for the crude and feedstock supply and we pay MSCG a per barrel fee for their procurement and logistics services. We pay MSCG on a daily basis for the corresponding volume of crude or feedstocks two days after they are consumed in conjunction with the refining process. This arrangement helps us reduce the amount of investment we are required to maintain in crude inventories and, as a result, helps us manage our working capital.

Product Offtake. Toledo is connected, via pipelines, to an extensive distribution network throughout Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania and West Virginia. The finished products are transported on pipelines owned by Sunoco Logistics Partners L.P. and Buckeye Partners. In addition, we have proprietary connections to a variety of smaller pipelines and spurs that help us optimize our clean products distribution. A significant portion of Toledo’s gasoline and ULSD are distributed through the approximately 28 terminals in this network.

In March 2011, we entered into an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement has a three year term, subject to certain early termination rights. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.

Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.0 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 0.4 million barrels are dedicated to crude oil storage with the remaining 3.6 million barrels allocated to intermediates and products.

Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 17,000 MMBTU per day of natural gas. The Toledo refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from a local third party supplier. In addition to the third party steam supplier, Toledo consumes a portion of the steam that is generated by its various process units.

Customers

We sell a variety of refined products to a diverse customer base. We currently have product offtake agreements in place for a large portion of our clean product sales. For the year ended December 31, 2012, MSCG and Sunoco accounted for 57% and 10% of our revenues, respectively. The remainder of our refined products are primarily sold through short-term contracts or on the spot market.

Seasonality

Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year.

Competition

The refining business is very competitive. We compete directly with various other refining companies both on the East and Gulf Coasts and in the Midcontinent, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of industrial, commercial and individual consumers. Some of our competitors have expanded the capacity of their refineries and internationally new refineries are coming on line which could also affect our competitive position.

Profitability in the refining industry depends largely on refined product margins, which can fluctuate significantly, as well as operating efficiency and reliability, product mix and costs of product distribution and transportation. Certain of our competitors that have larger and more complex refineries may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which may not be immediately reflected in product prices.

The refining industry is highly competitive with respect to feedstock supply. Unlike certain of our competitors that have access to proprietary controlled sources of crude oil production available for use at their own refineries, we obtain substantially all of our crude oil and other feedstocks from unaffiliated sources. The availability and cost of crude oil is affected by global supply and demand. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe, however, that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

Corporate Offices

We lease approximately 53,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2016. Functions performed in the Parsipanny office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Employees

As of December 31, 2012, we had approximately 1,612 employees. At Paulsboro, 295 of our 457 employees are covered by a collective bargaining agreement that expires in March 2015. In addition, 652 of our 994 employees at Delaware City and Toledo are covered by a collective bargaining agreement that expires in February of 2015. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory.

Executive Officers of the Registrant

The following is a list of our executive officers as of February 25, 2013:

Name	Age	Position
Thomas D. O’Malley	71	Executive Chairman of the Board of Directors
Thomas J. Nimbley	61	Chief Executive Officer
Michael D. Gayda	58	President
Donald F. Lucey	60	Executive Vice President, Chief Commercial Officer
Matthew C. Lucey	39	Senior Vice President, Chief Financial Officer
Jeffrey Dill	51	Senior Vice President, General Counsel

Thomas D. O’Malley has served as Executive Chairman of the Board of Directors of PBF Energy since its formation in November 2011, served as Executive Chairman of PBF LLC and its predecessors from March 2008 to February 2013 and was our Chief Executive Officer from inception until June 2010. Mr. O’Malley has more than 30 years experience in the refining industry. He served as Chairman of the Board of Petroplus Holdings A.G., listed on the Swiss Exchange, from May 2006 until February 2011, and was Chief Executive Officer from May 2006 until September 2007. Mr. O’Malley was Chairman of the Board and Chief Executive Officer of Premcor, a domestic oil refiner and Fortune 250 company listed on the NYSE, from February 2002 until December 2004, and continued as Chairman until its sale to Valero in August 2005. Before joining Premcor, Mr. O’Malley was Chairman and Chief Executive Officer of Tosco Corporation. This Fortune 100 company, listed on the NYSE, was the largest independent oil refiner and marketer of oil products in the United States, with annualized revenues of approximately $25.0 billion when it was sold to Philips Petroleum Company in September 2001.

Thomas J. Nimbley has served as our Chief Executive Officer since June 2010 and was our Executive Vice President, Chief Operating Officer from March 2010 through June 2010. Prior thereto, he served as a Principal for Nimbley Consultants LLC from June 2005 to April 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company and subsequently Senior Vice President and head of Refining for ConocoPhillips domestic refining system (13 locations) following the merger of Phillips and Conoco. Before joining Phillips at the time of its acquisition of Tosco in September 2001, Mr. Nimbley served in various positions with Tosco Corporation and its subsidiaries starting in April 1993.

Michael D. Gayda joined us as our Executive Vice President, General Counsel and Secretary in April 2010 and has served as our President since June 2010, and was a director of PBF LLC from inception until October 2009. Prior thereto, from May 2006 until January 2010 Mr. Gayda served as Executive Vice President, General Counsel and Secretary of Petroplus. Prior to Petroplus, he served as an executive officer of Premcor until its sale to Valero in August 2005 and as General Counsel—Refining for Phillips 66 Company, a division of Phillips Petroleum Company, following Phillips Petroleum’s acquisition of Tosco in September 2001. Mr. Gayda previously served as a Vice President of certain of Tosco’s subsidiaries.

Donald F. Lucey joined us as our Senior Vice President, Commercial Operations in April 2008 and has served as our Executive Vice President, Chief Commercial Officer since April 2010. From 2005 until April 2008, Mr. Lucey provided consulting services to a variety of energy companies. Prior thereto, Mr. Lucey served as Senior Vice President, Commercial for Premcor from April 2002 until August 2005. Prior to that, Mr. Lucey worked at both Tosco and Phillips Petroleum Company, where he managed Atlantic Basin fuel oil activities. Before joining Tosco, Mr. Lucey worked with Phibro Energy in its fuel oil products and solid fuels departments throughout the United States and abroad.

Matthew C. Lucey joined us as our Vice President, Finance in April 2008 and has served as our Senior Vice President, Chief Financial Officer since April 2010. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. While at M.E. Zukerman & Co., Mr. Lucey participated in all aspects of the firm’s energy investment activities and served on the Management Committee of Penreco, a manufacturer of specialty petroleum products; Cortez Pipeline Company, a 500 mile CO2 pipeline; and Venture Coke Company, a merchant petroleum coke calciner. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.

Jeffrey Dill has served as our Senior Vice President, General Counsel and Secretary since May 2010 and from March 2008 until September 2009. Mr. Dill served as Senior Vice President, General Counsel and Secretary for Maxum Petroleum, Inc., a national marketer and logistics company for petroleum products, from September 2009 to May 2010 and as Consulting General Counsel and Secretary for NTR Acquisition Co., a special purpose acquisition company focused on downstream energy opportunities, from April 2007 to February 2008. Previously he served as Vice President, General Counsel and Secretary at Neurogen Corporation, a drug discovery and development company, from March 2006 to December 2007. Mr. Dill has over 15 years experience providing legal support to refining, transportation and marketing organizations in the petroleum industry, including positions at Premcor, ConocoPhillips, Tosco and Unocal.

Environmental, Health and Safety Matters

Refinery and pipeline operations are subject to federal, state and local laws regulating the discharge of matter into the environment or otherwise relating to human health and safety or the protection of the environment. These laws regulate, among other things, the generation, storage, handling, use and transportation of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, remediation of contaminated sites, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Permits are also required under these laws for the operation of our refineries, pipelines and related operations and these permits are subject to revocation, modification and renewal. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of operations and capital requirements. We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits.

Our operations and many of the products we manufacture are subject to certain specific requirements of the CAA, and related state and local regulations. The CAA contains provisions that require capital expenditures for the installation of certain air pollution control devices at our refineries. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years.

Additionally, as of January 1, 2011 we are required to meet an EPA regulation limiting the average sulfur content in gasoline to 30 PPM. The EPA has also announced that it plans to propose new “Tier 3” motor vehicle emission and fuel standards. It has been reported that these new Tier 3 regulations may, among other things, lower the maximum average sulfur content of gasoline from 30 PPM to 10 PPM. If the Tier 3 regulations are eventually implemented and lower the maximum allowable content of sulfur or other constituents in fuels that we produce, we may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. As of January 1, 2011, we are required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of our produced gasoline. We purchase benzene credits to meet these requirements. Our planned capital projects will reduce the amount of benzene credits that we need to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into our produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause us to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable our refineries to produce products that meet applicable requirements.

Our operations are also subject to the federal Clean Water Act, or the CWA, the federal Safe Drinking Water Act, or the SDWA, and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in strict conformance with permits, such as pre-treatment permits and discharge permits, issued by federal, state and local governmental agencies. Federal waste-water discharge permits and analogous state waste-water discharge permits are valid for a maximum of five years and must be renewed.

We generate wastes that may be subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.

The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully below, certain of our sites are subject to these laws and we may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.

Current and future environmental regulations are expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at our refineries and at our other facilities. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued.

Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures.

In connection with each of our acquisitions, we assumed certain environmental remediation obligations. In the case of Paulsboro, a trust fund established to meet state financial assurance requirements, in the amount of approximately $12.1 million, the estimated cost of the remediation obligations assumed based on investigation undertaken as of the acquisition date, was acquired as part of the acquisition. The short term portion of the trust fund and corresponding liability are recorded as restricted cash and accrued expenses, the long term portion is recorded in other assets and other long-term liabilities. In connection with the acquisition of Delaware City, the prior owners remain responsible subject to certain limitations, for certain environmental obligations including ongoing remediation of soil and groundwater contamination at the site. Further, in connection with the Delaware City and Paulsboro acquisitions, we purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each refinery. In connection with the acquisition of Toledo, the seller, subject to certain limitations, initially retains remediation obligations which will transition to us over a 20-year period. However, there can be no assurance that any available indemnity, trust fund or insurance will be sufficient to cover any ultimate environmental liabilities we may incur with respect to our refineries which could be significant.

We cannot predict what additional health, safety and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Compliance with more stringent laws or regulations or adverse changes in the interpretation of existing requirements or discovery of new information such as unknown contamination could have an adverse effect on the financial position and the results of our operations and could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess.

GLOSSARY OF SELECTED TERMS

Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:

“ASCI” refers to the Argus Sour Crude Index, a pricing index used to approximate market prices for sour, heavy crude oil.

“Bakken” refers to both a crude oil production region generally covering North Dakota, Montana and Western Canada, and the crude oil that is produced in that region.

“barrel” refers to a common unit of measure in the oil industry, which equates to 42 gallons.

“blendstocks” refers to various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate or butane, among others.

“bpd” refers to an abbreviation for barrels per day.

“CAPP” refers to the Canadian Association of Petroleum Producers.

“catalyst” refers to a substance that alters, accelerates, or instigates chemical changes, but is not produced as a product of the refining process.

“coke” refers to a coal-like substance that is produced from heavier crude oil fractions during the refining process.

“complexity” refers to the number, type and capacity of processing units at a refinery, measured by the Nelson Complexity Index, which is often used as a measure of a refinery’s ability to process lower quality crude in an economic manner.

“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 2-1-1 crack spread, which is a general industry standard that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of heating oil or ULSD, and (b) the 4-3-1 crack spread, which is a benchmark utilized by our Toledo refinery that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce three barrels of gasoline and one-half barrel of jet fuel and one-half barrel of ULSD.

“Dated Brent” refers to Brent blend oil, a light, sweet North Sea crude oil, characterized by an API gravity of 38° and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.

“downstream” refers to the downstream sector of the energy industry generally describing oil refineries, marketing and distribution companies that refine crude oil and sell and distribute refined products. The opposite of the downstream sector is the upstream sector, which refers to exploration and production companies that search for and/or produce crude oil and natural gas underground or through drilling or exploratory wells.

“EPA” refers to the United States Environmental Protection Agency.

“ethanol” refers to a clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

“feedstocks” refers to crude oil and partially refined petroleum products that are processed and blended into refined products.

“FCC” refers to fluid catalytic cracking.

“FCU” refers to fluid coking unit.

“GHG” refers to greenhouse gas.

“Group I base oils or lubricants” refers to conventionally refined products characterized by a sulfur content less than 0.03% with a viscosity index between 80 and 120. Typically, these products are used in a variety of automotive and industrial applications.

“heavy crude oil” refers to a relatively inexpensive crude oil with a low API gravity characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel.

“IPO” refers to the initial public offering of PBF Energy’s Class A common stock which closed on December 18, 2012.

“KV” refers to Kilovolts.

“light crude oil” refers to a relatively expensive crude oil with a high API gravity characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel.

“light products” refers to the group of refined products with lower boiling temperatures, including gasoline and distillates.

“light-heavy differential” refers to the price difference between light crude oil and heavy crude oil.

“LPG” refers to liquefied petroleum gas.

“Maya” refers to Maya crude oil, a heavy, sour crude oil characterized by an API gravity of approximately 22° and a sulfur content of approximately 3.3 weight percent that is used as a benchmark for other heavy crude oils.

“MLP” refers to master limited partnership.

“MMbbls” refers to an abbreviation for million barrels.

“MMBTU” refers to million British thermal units.

“MMSCFD” refers to million standard cubic feet per day.

“MSCG” refers to Morgan Stanley Capital Group Inc.

“MW” refers to Megawatt.

“Nelson Complexity Index” refers to the complexity of an oil refinery as measured by the Nelson Complexity Index, which is calculated on an annual basis by the Oil and Gas Journal. The Nelson Complexity Index assigns a complexity factor to each major piece of refinery equipment based on its complexity and cost in comparison to crude distillation, which is assigned a complexity factor of 1.0. The complexity of each piece of refinery equipment is then calculated by multiplying its complexity factor by its throughput ratio as a percentage of crude distillation capacity. Adding up the complexity values assigned to each piece of equipment, including crude distillation, determines a refinery’s complexity on the Nelson Complexity Index. A refinery with a complexity of 10.0 on the Nelson Complexity Index is considered ten times more complex than crude distillation for the same amount of throughput.

“NYH” refers to the New York Harbor market value of petroleum products.

“Platts” refers to Platts, a division of The McGraw-Hill Companies.

“PPM” refers to parts per million.

“refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.

“sour crude oil” refers to a crude oil that is relatively high in sulfur content, requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil.

“Sunoco” refers to Sunoco, Inc. (R&M).

“sweet crude oil” refers to a crude oil that is relatively low in sulfur content, requiring less processing to remove the sulfur than sour crude oil. Sweet crude oil is typically more expensive than sour crude oil.

“Syncrude” refers to a blend of Canadian synthetic oil, a light, sweet crude oil, typically characterized by an API gravity between 30° and 32° and a sulfur content of approximately 0.1-0.2 weight percent.

“throughput” refers to the volume processed through a unit or refinery.

“turnaround” refers to a periodically required shutdown and comprehensive maintenance event to refurbish and maintain a refinery unit or units that involves the inspection of such units and occurs generally on a periodic cycle.

“ULSD” refers to ultra-low-sulfur diesel.

“WCS” refers to Western Canadian Select, a heavy, sour crude oil blend typically characterized by an API gravity between 20° and 22° and a sulfur content of approximately 3.5 weight percent that is used as a benchmark for heavy Western Canadian crude oil.

“WTI” refers to West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by an API gravity between 38° and 40° and a sulfur content of approximately 0.3 weight percent that is used as a benchmark for other crude oils.

“WTS” refers to West Texas Sour crude oil, a sour crude oil characterized by an API gravity between 30° and 33° and a sulfur content of approximately 1.28 weight percent that is used as a benchmark for other sour crude oils.

“yield” refers to the percentage of refined products that is produced from crude oil and other feedstocks.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business and Industry

You should carefully read the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our Class A common stock could fall.

We have incurred losses in the past and may incur losses in the future. If we incur losses over an extended period of time, the value of our Class A common stock could decline.

We experienced losses during our time as a development company and certain periods thereafter. We may not be profitable in future periods. A lack of profitability could adversely affect the price of our Class A common stock. We may not continue to remain profitable, which could impair our ability to complete future financings and have a material adverse effect on our business.

Our limited operating history makes it difficult to evaluate our current business and future prospects. If we are unsuccessful in executing our business model, our business and operating results will be adversely affected.

We were formed in March 2008, we acquired our first oil refinery in June 2010 in an idle state and we acquired our first operating asset in December 2010. Therefore, we have a limited operating history and track record in executing our business model. Our future success depends on our ability to execute our business strategy effectively. Our limited operating history may make it difficult to evaluate our current business and future prospects. We may not be successful in operating any of our refineries or any other properties we may acquire in the future. In addition, we have encountered and will continue to encounter risks and difficulties frequently experienced by new companies, and specifically companies in the oil refining industry. If we do not manage these risks successfully, our business, results of operations and financial condition will be adversely affected.

The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services may have a material adverse effect on our revenues, profitability, cash flows and liquidity.

Our revenues, profitability, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil, intermediate partially refined petroleum products, and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase profitability, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. An increase or decrease in the price of crude oil will likely result in a similar increase or decrease in prices for refined products; however, there may be a time lag in the realization, or no such realization, of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.

In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventories were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales.

Prices of crude oil, other feedstocks, blendstocks, and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, ethanol, asphalt and other refined products. Such supply and demand are affected by a variety of economic, market, environmental and political conditions.

Our direct operating expense structure also impacts our profitability. Our major direct operating expenses include employee and contract labor, maintenance and energy. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refineries and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our revenues, profitability and cash flows.

Our historical financial statements may not be helpful in predicting our future performance.

We have grown rapidly since our inception and have not owned or operated our refineries for a substantial period of time. Accordingly, our historical financial information may not be useful either as a means of understanding our current financial situation or as an indicator of our future results. For the period from March 1, 2008 to December 16, 2010, we were considered to be in the development stage. Our historical financial information for that period reflects our activities principally in connection with identifying acquisition opportunities; acquiring the Delaware City refinery assets and commencing a reconfiguration of the refinery; and acquiring the Paulsboro refinery. As a result of the Paulsboro and Toledo acquisitions, our historical consolidated financial results include the results of operations for Paulsboro and Toledo from December 17, 2010 and March 1, 2011 forward, respectively. Certain information in our financial statements and certain other financial data included in this Annual Report on Form 10-K are based in part on financial data related to, and the operations of, those companies that previously owned and operated our refineries. For example, at the time of its acquisition, Paulsboro represented the major portion of our business and assets. As has been the case in our acquisitions to date, it is likely that, when we acquire refineries, we will not have access to the type of historical financial information that we will report regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of major acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.

Our profitability is affected by crude oil differentials, which fluctuate substantially.

A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City and Paulsboro refineries and the WTI based crude oils processed at our Toledo refinery. These crude oil differentials vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Midcontinent and Canadian crude, which are priced based on WTI, could be adversely affected if the WTI-Brent differential narrows. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has increased from $15.63 per barrel in 2011 to $21.80 per barrel for the year ended December 31, 2012, however, this increase may not be indicative of the differential going forward. Conversely, a narrowing of the light-heavy differential may reduce our refining margins and adversely affect our recent profitability and earnings. In addition, while our Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in our Toledo refinery losing a portion of its crude price advantage over certain of our competitors, which negatively impacts our profitability. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods, including some analysts that expect these crude differentials to contract in upcoming periods. Any narrowing of these differentials could have a material adverse effect on our business and profitability.

Our recent historical earnings have been concentrated and may continue to be concentrated in the future.

Our three refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude and refined product slates, and customer demand, may cause an individual refinery to contribute more significantly to our earnings than others for a period of time. For example, our Toledo, Ohio refinery has produced a substantial portion of our earnings over the past several quarters. As a result, if there were a significant disruption to operations at this refinery, our earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionally to Toledo’s portion of our consolidated throughput. The Toledo refinery, or one of our other refineries, may continue to disproportionally affect our results of operations in the future. Any prolonged disruption to the operations of such refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, could have a material adverse effect on our business, results of operations or financial condition.

A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.

Our business currently consists of owning and operating three refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistical assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.

As protection against these hazards, we maintain insurance coverage against some, but not all, such potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage can be limited, and coverage for terrorism risks can include broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies and, therefore, we may not be able to obtain the full amount of our insurance coverage for insured events.

Our Toledo refinery is subject to interruptions of supply and distribution as a result of our reliance on pipelines for transportation of crude oil and refined products.

Our Toledo refinery receives a substantial portion of its crude oil and delivers a portion of its refined products through pipelines. The Enbridge system is our primary supply route for crude oil from Canada, the Bakken region and Michigan, and supplies approximately 55% to 60% of the crude oil used at our Toledo refinery. In addition, we source domestic crude oil through our connections to the Capline and Mid-Valley pipelines. We also distribute a portion of our transportation fuels through pipelines owned and operated by Sunoco Logistics Partners L.P. and Buckeye Partners L.P. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or any of the types of events described in the preceding risk factor.

In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity is prorated among shippers in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil and refined products could have a further material adverse effect on our business, financial condition, results of operations and cash flows.

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations (including any earn-outs), or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and products offtake agreements. We terminated our agreement with Statoil for our Paulsboro refinery effective March 31, 2013 and our MSCG Offtake Agreements for our Paulsboro and Delaware City refineries effective June 30, 2013. If we cannot adequately handle our crude oil and feedstock requirements without the benefit of the Statoil arrangement at Paulsboro, or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Further, if we are not able to market and sell our finished products to credit worthy customers without benefit of the MSCG Offtake Agreements, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures. In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro acquisition, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition.” Our liquidity will affect our ability to satisfy any of these needs or obligations.

We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, continued high unemployment, geopolitical issues and the current weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Competition from companies who produce their own supply feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.

Our refining operations compete with domestic refiners and marketers in regions of the United States in which we operate, as well as with domestic refiners in other regions and foreign refiners that import products into the United States. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations.

Newer or upgraded refineries will often be more efficient than our refineries, which may put us at a competitive disadvantage. We have taken significant measures to maintain our refineries including the installation of new equipment and redesigning older equipment to improve our operations. However, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on future results of operations and financial condition. Over time, our refineries may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors.

Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy could have a material adverse effect on our business, results of operations and financial condition.

Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined petroleum products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities. Further, like other industrial companies, our facilities may be the target of terrorist activities. Any act of war or terrorism that resulted in damage to any of our refineries or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

Continued economic turmoil in the global financial system has had and may continue to have an adverse impact on the refining industry.

Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. Declines in global economic activity and consumer and business confidence and spending during the recent global downturn have significantly reduced the level of demand for our products. Reduced demand for our products has had and may continue to have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, continued downturns in the economy impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.

Our business is indirectly exposed to risks faced by our suppliers, customers and other business partners. The impact on these constituencies of the risks posed by the continued economic turmoil in the global financial system have included or could include interruptions or delays in the performance by counterparties to our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and the inability of customers to pay for our products. Any of these events may have an adverse impact on our business, financial condition, results of operations and cash flows.

The geographic concentration of our East Coast refineries creates a significant exposure to the risks of the local economy and other local adverse conditions.

Our East Coast refineries are both located in the mid-Atlantic region on the East Coast and therefore are vulnerable to economic downturns in that region. These refineries are located within a relatively limited geographic area and we primarily market our refined products in that area. As a result, we are more susceptible to regional conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect the area could also materially adversely affect our revenues and profitability. These factors include, among other things, changes in the economy, damages to infrastructure, weather conditions, demographics and population.

We must make substantial capital expenditures on our operating facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be materially and adversely affected.

Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities and equipment) could adversely affect our ability to achieve targeted internal rates of return and operating results. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in issuing regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.

Our refineries contain many processing units, a number of which have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating.

Our forecasted internal rates of return are also based upon our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, available alternative supply and customer demand. Any one or more of these factors could have a significant impact on our business. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows.

Acquisitions that we may undertake in the future involve a number of risks, any of which could cause us not to realize the anticipated benefits.

We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results. We may selectively consider strategic acquisitions in the future within the refining and mid-stream sector based on performance through the cycle, advantageous access to crude oil supplies, attractive refined products market fundamentals and access to distribution and logistics infrastructure. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on acceptable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to the diversion of management time and attention from our existing business, liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results, and the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets. We may also enter into transition services agreements in the future with sellers of any additional refineries we acquire. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.

Our business may suffer if any of our senior executives or other key employees discontinues employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.

Our future success depends to a large extent on the services of our senior executives and other key employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including engineering, accounting, business operations, finance and other key back-office and mid-office personnel. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resigns or becomes unable to continue in his or her present role and is not adequately replaced, our business operations could be materially adversely affected.

A portion of our workforce is unionized, and we may face labor disruptions that would interfere with our operations.

As of December 31, 2012, approximately 295 of our 457 employees at Paulsboro are covered by a collective bargaining agreement that expires in March of 2015. In addition, 652 of our 994 employees at Delaware City and Toledo are covered by a collective bargaining agreement that expires in February of 2015. We may not be able to renegotiate our collective bargaining agreements on satisfactory terms or at all when such agreements expire. A failure to do so may increase our costs. Other employees of ours who are not presently represented by a union may become so represented in the future as well. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

Our hedging activities may limit our potential gains, exacerbate potential losses and involve other risks.

We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis. Consistent with that policy we, or MSCG at our request, may hedge some percentage of future crude supply or gasoline and distillate production. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil and refined product prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•

accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refineries, or those of our suppliers or customers;

•	changes in commodity prices have a material impact on collateral and margin requirements under our hedging arrangements, including resulting in our being subject to margin calls;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.

As a result, the effectiveness of our hedging strategy could have material impact on our financial results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

In addition, these hedging activities involve basis risk. Basis risk in a hedging arrangement occurs when the price of the commodity we hedge is more or less variable than the index upon which the hedged commodity is based, thereby making the hedge less effective. For example, a NYMEX index used for hedging certain volumes of crude oil or refined products may have more or less variability than the cost or price for such crude oil or refined products. We generally do not expect to hedge the basis risk inherent in our derivatives contracts.

Our commodity derivative activities could result in period-to-period earnings volatility.

We do not apply hedge accounting to all of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of the unsettled position. These gains and losses may be reflected in our income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.

The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.

The United States Congress in 2010 adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, adopted regulations to set position limits for certain futures and option contracts in the major energy markets. Although these regulations were recently vacated by the U.S. District Court for the District of Columbia, the court remanded the matter to the CFTC and the CFTC voted on November 15, 2012 to appeal the District Court’s decision. The legislation may also require us to comply with margin requirements, and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The legislation may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.

Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur.

Product liability claims and litigation could adversely affect our business and results of operations.

Product liability is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries and property damage caused by the use of or exposure to various products. Failure of our products to meet required specifications or claims that a product is inherently defective could result in product liability claims from our shippers and customers, and also arise from contaminated or off-specification product in commingled pipelines and storage tanks and/or defective fuels. Product liability claims against us could have a material adverse effect on our business or results of operations.

We may incur significant liability under or costs and capital expenditures to comply with environmental, product specification, health and safety regulations, which are complex and change frequently.

Our refinery and pipeline operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use and transportation of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, remediation of contaminated sites, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety.

Compliance with the complex array of federal, state and local laws relating to the protection of the environment, product specification, health and safety is difficult. We may not be able to operate in compliance with all environmental, product specification, health and safety requirements at all times. Violations of applicable requirements could result in substantial fines and penalties, criminal sanctions, permit revocations, injunctions and/or facility shutdowns, or claims for alleged personal injury, property damage or damage to natural resources. Moreover, our business is subject to accidental spills, discharges or other releases of petroleum or other regulated materials into the environment including at neighboring areas or third party storage, treatment or disposal facilities. Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at, contaminated sites. Under these laws, we may be required to pay more than our fair share of any required investigation or cleanup of such sites.

We cannot predict what additional environmental, product specification, health and safety legislation or regulations will be adopted in the future, or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, in 2010 New York State adopted a Low-Sulfur Heating Oil mandate that beginning July 1, 2012 requires all heating oil sold in New York State to contain no more than 15 PPM sulfur. Not all of the heating oil we produce meets this specification. In addition, on June 1, 2012, the EPA issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. We continue to evaluate the regulation and amended standards, as may be applicable to the flare, process heaters and operations at our refineries. We cannot currently predict the costs that we may have to incur, if any, to comply by July 1, 2015 with the amended NSPS, but these costs could be material. Furthermore, the EPA has announced that it plans to propose new “Tier 3” motor vehicle emission and fuel standards. It has been reported that these new Tier 3 regulations may, among other things, lower the maximum average sulfur content of gasoline from 30 PPM to 10 PPM. If the Tier 3 regulations are eventually implemented and lower the maximum allowable content of sulfur or other constituents in fuels that we produce, we may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. Expenditures or costs for environmental, product specification, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability.

We may also incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we operate in environmentally sensitive coastal waters where tanker, pipeline and refined product transportation operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups.

Finally, transportation of crude oil and refined products over water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and the laws of various states. Among other things, these laws require us to demonstrate in some situations our capacity to respond to a “worst case discharge” to the maximum extent possible. There may be accidents involving tankers transporting crude oil or refined products, and response service companies that we have contracted with, in the areas in which we transport crude oil and refined products, may not respond to a “worst case discharge” in a manner that will adequately contain that discharge, and we may be subject to liability in connection with a discharge.

Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.

We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in future litigation or other proceedings. If we were to be held responsible for damages in any litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at each of our refineries. Currently remediation projects are underway in accordance with regulatory requirements at the Paulsboro and Delaware City refineries. In connection with the acquisitions of our refineries, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain remediation obligations at the Paulsboro refinery. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our financial condition. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”

We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as asbestos, benzene, MTBE and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our financial condition, results of operations and cash flow.

Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.

Both houses of Congress have actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act, or CAA. The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.

Renewable fuels mandates may reduce demand for the refined fuels we produce, which could have a material adverse effect on our results of operations and financial condition.

Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we must purchase credits, known as “RINS,” which have fluctuating costs.

Our pipelines are subject to federal and/or state regulations, which could reduce the amount of cash we generate.

Our transportation activities are subject to regulation by multiple governmental agencies. The regulatory burden on the industry increases the cost of doing business and affects profitability. Additional proposals and proceedings that affect the oil industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission, the United States Department of Transportation, and the courts. We cannot predict when or whether any such proposals may become effective or what impact such proposals may have. Projected operating costs related to our pipelines reflect the recurring costs resulting from compliance with these regulations, and these costs may increase due to future acquisitions, changes in regulation, changes in use, or discovery of existing but unknown compliance issues.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

We are subject to the requirements of the Occupational Safety & Health Administration, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. These liabilities are subject to periodic audits by the respective taxing authorities, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties. There can be no certainty that our federal, state, local or foreign taxes could be passed on to our customers.

Our rapid growth may strain our resources and divert management’s attention.

We were a development stage enterprise prior to our acquisition of Paulsboro on December 17, 2010. With the further acquisition of Toledo and the re-start of Delaware City, we have experienced rapid growth in a short period of time. Continued expansion may strain our resources and force management to focus attention from other business concerns to the development of incremental internal controls and procedures, which could harm our business and operating results. We may also need to hire more employees, which will increase our costs and expenses.

We rely on Statoil and MSCG, over whom we may have limited control, to provide us with certain volumetric and pricing data used in our inventory valuations.

We rely on Statoil and MSCG to provide us with certain volumetric and pricing data used in our inventory valuations. Our limited control over the accuracy and the timing of the receipt of this data could materially and adversely affect our ability to produce financial statements in a timely manner.

Changes in our credit profile could adversely affect our business.

Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security or letters of credit prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate one or more of our refineries at full capacity.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations.

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes, which may involve significant costs, to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorizations or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or refinery shutdowns. In addition, major modifications of our operations could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

Our substantial indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2012, we have total long-term debt including the Delaware Economic Development Authority Loan, of $730.0 million, all of which is secured, and we could have incurred an additional $599.2 million of senior secured indebtedness under our existing debt agreements. We may incur additional indebtedness in the future. Our strategy includes executing future refinery acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

•	a significant portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;

•	covenants contained in our existing debt arrangements limit our ability to borrow additional funds, dispose of assets and make certain investments;

•

these covenants also require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited; and

•	we may be at a competitive disadvantage to those of our competitors that are less leveraged; and we may be more vulnerable to adverse economic and industry conditions.

Our substantial indebtedness increases the risk that we may default on our debt obligations, certain of which contain cross-default and/or cross-acceleration provisions. We have significant principal payments due under our debt instruments. Our subsidiaries’ ability to meet their principal obligations will be dependent upon our future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay our substantial indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all.

Despite our level of indebtedness, we and our subsidiaries may be able to incur substantially more debt, which could exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future including additional secured debt. Although our debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions.

Various covenants in our debt instruments and other financing arrangements may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our indebtedness subjects us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of these debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our subsidiaries’ ability to meet these financial condition tests can be affected by events beyond our control and they may not meet such tests.

Provisions in our indenture could discourage an acquisition of us by a third party.

Certain provisions of our indenture could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as defined in the indenture, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Risks Related to Our Organizational Structure and Our Class A Common Stock

Our only material asset is our interest in PBF LLC. Accordingly, we depend upon distributions from PBF LLC and its subsidiaries to pay our taxes, meet our other obligations and/or pay dividends in the future.

We are a holding company and all of our operations are conducted through subsidiaries of PBF Holding. We have no independent means of generating revenue and no material assets other than our ownership interest in PBF LLC. Therefore, we depend on the earnings and cash flow of our subsidiaries to meet our obligations, including our indebtedness, tax liabilities and obligations to make payments under the tax receivable agreement. If we or PBF LLC do not receive such cash distributions, dividends or other payments from our subsidiaries, we and PBF LLC may be unable to meet our obligations and/or pay dividends.

We intend to cause PBF LLC to make distributions to its members in an amount sufficient to enable us to cover all applicable taxes at assumed tax rates, make payments owed by us under the tax receivable agreement, and to pay other obligations and dividends, if any, declared by us. To the extent we need funds and PBF LLC or any of its subsidiaries is restricted from making such distributions under applicable law or regulation or under the terms of our financing or other contractual arrangements, or is otherwise unable to provide such funds, such restrictions could materially adversely affect our liquidity and financial condition.

Our ABL Revolving Credit Facility, senior secured notes and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to our stockholders, if any.

We are a “controlled company” within the meaning of the NYSE rules. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.

Blackstone and First Reserve control a majority of the combined voting power of all classes of our voting stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement that there be an annual performance evaluation of the corporate governance and compensation committees. We utilize certain of these exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and requirements of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and other public company expenses.

Our internal controls over financial reporting have not been audited and may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and Class A common stock price.

Beginning with the year ending December 31, 2013, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, and our auditors will be required to deliver an attestation report on the operating effectiveness of our internal control over financial reporting. The report by our management must contain, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

As an organization that recently exited the development stage and has grown rapidly through the acquisition of significant operations, we are currently in the process of developing our internal controls over financial reporting and establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization. Our internal controls over financial reporting have not been audited and we may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet.

In connection with the preparation of our financial statements during 2012, we identified significant deficiencies regarding the design and implementation of certain commercial transaction controls and management review controls as part of our financial closing process. Management continues to take steps to remediate these issues. We retained a nationally recognized certified public accounting firm to assist us with designing, documenting and implementing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, we intend to hire a Director of Internal Audit and continue to invest in information technology systems in order to support and enhance our internal control environment.

We may not be able to successfully remediate these matters on or before December 31, 2013, the date by which we must comply with Section 404 of the Sarbanes-Oxley Act, and we may have additional deficiencies or material weaknesses in the future. We have not yet determined the costs directly associated with these remediation activities, but they could be substantial.

If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, management may not be able to certify as to the adequacy of our internal controls over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our debt agreements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting in the future. This could materially adversely affect us and lead to a decline in our Class A common stock price.

We are controlled by Blackstone and First Reserve through their ownership of units of PBF LLC, and their interests may differ from those of our public stockholders.

We are controlled by Blackstone and First Reserve, who collectively beneficially own in the aggregate approximately 70.2% of the combined voting power of our common stock. As a result, Blackstone and First Reserve have the ability to elect all of our directors and thereby control our policies and operations, including the appointment of management, future issuances of securities, the incurrence of debt by us, amendments to our organizational documents and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with our Class A common stockholders’ interests.

For example, the pre-IPO owners of PBF LLC may have different tax positions which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement described below. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to our Class A common stockholders or us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Blackstone and First Reserve may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our Class A common stockholders. For example, they could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. So long as they continue to beneficially own a majority of the combined voting power of us and PBF LLC, they will have the ability to control the vote in any election of directors. In addition, pursuant to the stockholders agreement we entered into with Blackstone and First Reserve, Blackstone and First Reserve have the ability to nominate a number of our directors, including a majority of our directors, so long as certain ownership thresholds are maintained. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company. Lastly, Blackstone and First Reserve are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by Blackstone or First Reserve. They may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We will be required to pay the holders of PBF LLC Series A Units for certain tax benefits we may claim arising in connection with our initial public offering and future exchanges of PBF LLC Series A Units for shares of our Class A Common Stock and related transactions, and the amounts we may pay could be significant.

In connection with our initial public offering, we entered into a tax receivable agreement that provides for the payment from time to time by PBF Energy to the holders of PBF LLC Series A Units of 85% of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) the increases in tax basis resulting from its acquisitions of PBF LLC Series A Units in connection with our initial public offering or in the future and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We expect that the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement relating to the purchase by PBF Energy of PBF LLC Series A Units as part of our initial public offering to aggregate approximately $160.0 million and to range over the next 5 years from approximately $1.0 million to $18.1 million per year and decline thereafter. Future payments by us in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be substantial as well. The foregoing numbers are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing when the pre-IPO owners of PBF LLC exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy’s Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy to make payments under the tax receivable agreement after it has paid its taxes and other obligations. The payments under the tax receivable agreement are not conditioned upon any recipient’s continued ownership of us.

In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our Company.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, PBF Energy elects an early termination of the tax receivable agreement, PBF Energy’s (or its successor’s) obligations with respect to exchanged or acquired PBF LLC Series A Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including (i) that PBF Energy would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and (ii) that the subsidiaries of PBF LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. Moreover, in each of these instances, we would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. Assuming that the market value of a share of our Class A common stock equals $29.05 per share of Class A common stock (the closing price on December 31, 2012) and that LIBOR were to be 1.85%, we estimate as of December 31, 2012 that the aggregate amount of these accelerated payments would have been approximately $716.0 million if triggered immediately on such date. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the tax receivable agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations. These provisions may deter a potential sale of our Company to a third party and may otherwise make it less likely a third party would enter into a change of control transaction with us.

Moreover, payments under the tax receivable agreement will be based on the tax reporting positions that we determine in accordance with the tax receivable agreement. We will not be reimbursed for any payments previously made under the tax receivable agreement if the Internal Revenue Service subsequently disallows part or all of the tax benefits that gave rise to such prior payments. As a result, in certain circumstances, payments could be made under the tax receivable agreement that are significantly in excess of the benefits that we actually realize in respect of (i) the increases in tax basis resulting from our purchases or exchanges of PBF LLC Series A Units and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

We cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments.

Although we currently intend to pay quarterly cash dividends on our Class A common stock, the declaration, amount and payment of any dividends will be at the sole discretion of our board of directors. We are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). Our board of directors may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, tax, legal, regulatory and contractual restrictions and implications, including under our outstanding debt documents, and such other factors as our board of directors may deem relevant in determining whether to declare or pay any dividend. Because PBF Energy is a holding company with no material assets (other than the equity interests of its direct subsidiary), its cash flow and ability to pay dividends is dependent upon the financial results and cash flows of its direct subsidiary PBF Holding and its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. The direct and indirect subsidiaries of PBF Energy are separate and distinct legal entities and have no obligation to make any funds available to it. As a result, if we do not declare or pay dividends you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.

Anti-takeover and certain other provisions in our certificate of incorporation and bylaws and Delaware law may discourage or delay a change in control.

Our certificate of incorporation and bylaws contain provisions which could make it more difficult for stockholders to effect certain corporate actions. Among other things, these provisions:

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval;

•

prohibit stockholder action by written consent after the date on which Blackstone and First Reserve collectively cease to beneficially own at least a majority of all of the outstanding shares of our capital stock entitled to vote;

•

restrict certain business combinations with stockholders who obtain beneficial ownership of a certain percentage of our outstanding common stock after the date Blackstone and First Reserve and their affiliates collectively cease to beneficially own at least 5% of all of the outstanding shares of our capital stock entitled to vote;

•

provide that special meetings of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, or Blackstone or First Reserve, for so long as Blackstone or First Reserve, in its individual capacity as the party calling the meeting, continues to beneficially own at least 25% of the total voting power of all the then outstanding shares of our capital stock, and establish advance notice procedures for the nomination of candidates for election as directors or for proposing matters that can be acted upon at stockholder meetings; and

•

provide that on and after the date Blackstone and First Reserve collectively cease to beneficially own a majority of all of the outstanding shares of our capital stock entitled to vote, our stockholders may only amend our bylaws with the approval of 75% or more of all of the outstanding shares of our capital stock entitled to vote.

These anti-takeover provisions and other provisions of Delaware law may have the effect of delaying or deterring a change of control of our company. Certain provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Class A common stock.

In addition, in connection with our initial public offering, we entered into a stockholders agreement with Blackstone and First Reserve pursuant to which they will each be entitled to nominate a number of directors so long as certain ownership thresholds are maintained.

The market price of our Class A common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations due to a number of factors including:

•	variations in actual or anticipated operating results or dividends, if any, to stockholders;

•	changes in, or failure to meet, earnings estimates of securities analysts;

•	market conditions in the oil refining industry;

•	litigation and government investigations;

•	changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business or industry;

•	general economic and stock market conditions; and

•	the availability for sale, or sales, of a significant number of shares of our Class A common stock in the public market.

These and other factors may cause the market price of our Class A common stock to decrease significantly, which in turn would adversely affect the value of your investment.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our profitability and reputation.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

Shares of our Class A common stock price may decline due to the large number of shares of Class A common stock eligible for future sale and future issuance and for exchange.

The market price of shares of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate. In addition, any shares of Class A common stock that we issue, including under any equity incentive plans, would dilute the percentage ownership of the holders of our Class A common stock.

In connection with our initial public offering, we, our executive officers and directors and Blackstone and First Reserve agreed with the underwriters, subject to certain exceptions, not to sell, dispose of or hedge any of our Class A common stock or securities convertible into or exchangeable for shares of Class A common stock until May 2013, except with the prior written consent of the underwriters. We are required to register the issuance and resale of the shares of Class A common stock that may be issued to our existing owners pursuant to the exchange agreement after the expiration of the lock-up period (or any earlier waiver by the underwriters). These shares also may be sold under Rule 144 under the Securities Act of 1933, as amended, depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if we register additional shares, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	Properties

See Item 1. “Business”.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows. Our subsidiary, Paulsboro Refining, formerly known as Valero Refining Company—New Jersey, is party to certain legal proceedings that arose prior to our acquisition of the entity, for which we are indemnified by Valero.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock trades on the New York Stock Exchange under the symbol “PBF.” Our Class B common stock is not publicly traded.

As of February 25, 2013 there were 5 holders of record of our Class A common stock and 41 holders of record of our Class B common stock.

The following table sets forth, for the period indicated, the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange from December 13, 2012, the first day of trading following our initial public offering, through December 31, 2012. The initial public offering price of our Class A common stock was $26.00 per share.

	Sales Prices of the Common Stock		Dividends Per Common Share
	High	Low
2012:
December 13 to December 31, 2012	$29.05	$26.00	$0.00

Dividend Policy

We declared a quarterly dividend of $0.30 per share on our outstanding Class A common stock. The dividend is payable on March 15, 2013 to holders of record of our Class A common stock at the close of business on March 5, 2013.

The declaration, amount and payment of this and any other future dividends on shares of Class A common stock will be at the sole discretion of our board of directors, and we are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). Our board of directors may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, tax, legal, regulatory and contractual restrictions and implications, including under our outstanding debt documents, and such other factors as our board of directors may deem relevant in determining whether to declare or pay any dividend. In addition, we expect that to the extent we declare a dividend for a particular quarter, our cash flow from operations for that quarter will substantially exceed any dividend payment for such period. Because any future declaration or payment of dividends will be at the sole discretion of our board of directors, we do not expect that any such dividend payments will have a material adverse impact on our liquidity or otherwise limit our ability to fund capital expenditures or otherwise pursue our business strategy over the long-term. Although we have the ability to borrow funds and sell assets to pay future dividends (subject to certain limitations in our ABL Revolving Credit Facility and the PBF Holding Senior Secured Notes), we intend to fund any future dividends out of our cash flow from operations and, as a result, we do not expect to incur any indebtedness or to use the proceeds from equity offerings to fund such payments.

We are a holding company and have no material assets other than our ownership interests of PBF LLC. In order for us to pay any dividends, we will need to cause PBF LLC to make distributions to us and the holders of PBF LLC Series A Units, and PBF LLC will need to cause PBF Holding to make distributions to it, in an amount sufficient to cover cash dividends, if any, declared by us. PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, PBF LLC may be unable to obtain cash from PBF Holding to satisfy our obligations and make payments to our stockholders, if any. If PBF LLC makes such distributions to us, the holders of PBF LLC Series A Units will also be entitled to receive distributions pro rata in accordance with the number of units held by them and us.

The ability of PBF Holding to pay dividends and make distributions to PBF LLC is and in the future may be limited by covenants in our ABL Revolving Credit Facility, the PBF Holding Senior Secured Notes and other debt instruments, which are dependent on a number of factors outside of our control. As a result, we cannot assure that we will be able to declare dividends as contemplated herein. See “Item 1A. Risk Factors-Risks Related to Our Organizational Structure and our Class A Common Stock—We cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments.”

We did not pay any dividends on our Class A common stock during 2012. PBF LLC made pre-IPO cash distributions to its members in the amount of $161.0 million during 2012. Immediately prior to the payment on March 15, 2013 of our dividend on our Class A common stock, we intend to cause PBF LLC to make distributions to the pre-IPO owners of PBF LLC and to us in an amount equal to $0.30 per unit on its outstanding PBF LLC Series A Units and PBF LLC Series C Units, or $29.0 million in the aggregate. PBF LLC will, in turn, cause PBF Holding to make an equivalent distribution to it. These distributions will be taken into account in determining any future tax distributions made by PBF LLC.

Stock Performance Graph

In accordance with SEC rules, the information contained in the Stock Performance Graph below shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended.

This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the period commencing December 13, 2012 and ending December 31, 2012. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: Alon USA Energy, Inc.; CVR Energy Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; Phillips 66; Tesoro Corporation; Valero Energy Corporation; and Western Refining, Inc.

	12/13/2012	12/31/2012
PBF Class A Common Stock	$100.00	$110.67
S&P 500	100.00	100.91
Peer Group	100.00	103.11

[1]

Assumes that an investment in PBF Class A common stock and each index was $100 on December 13, 2012, the first day of trading of our Class A common stock on the NYSE. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends from December 13, 2012 through December 31, 2012.

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units to Class A Common Stock

On December 18, 2012, we completed our initial public offering by issuing 23,567,686 shares of our Class A common stock at a price to the public of $26.00 per share. The proceeds to us from this offering, before deducting underwriting discounts, were approximately $612.8 million, of which we used approximately $571.2 million to purchase 21,967,686 PBF LLC Series A Units from Blackstone and First Reserve. We used all of the remaining proceeds from this offering, or $41.6 million, to purchase newly-issued PBF LLC Series C Units from PBF LLC. We then caused PBF LLC to use all of these proceeds to pay the expenses of the offering, including aggregate underwriting discounts of $33.7 million and other offering expenses.

In connection with our initial public offering, we entered into an exchange agreement with PBF LLC and the pre-IPO owners of PBF LLC, pursuant to which the pre-IPO owners of PBF LLC may from time to time (subject to the terms of the exchange agreement), cause PBF LLC to exchange their remaining PBF LLC Series A Units for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications, and further subject to the rights of the holders of PBF LLC Series B Units to share in a portion of the profits realized by Blackstone and First Reserve upon the sale of the shares of Class A common stock received by them upon such exchange.

In December 2012, a total of 3,535 PBF LLC Series A Units were exchanged for 3,535 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors, executive officers or entities affiliated with Blackstone or First Reserve.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2012. The information regarding equity compensation plans approved by security holders represents our 2012 Equity Incentive Plan.

	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category
Equity compensation plans approved by security holders	682,500	$26.00	4,317,500
Equity compensation plans not approved by security holders	—	—	—

Total	682,500	$26.00	4,317,500

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial and other data. The selected historical consolidated financial data as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 have been derived from our audited financial statements, included in “Item 8. Financial Statements and Supplementary Data.” The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008 and for the year ended December 31, 2009 and the period from March 1, 2008 (date of inception) through December 31, 2008 have been derived from the audited financials of PBF LLC not included in this Annual Report on Form 10-K. As a result of the Paulsboro and Toledo acquisitions, the historical consolidated financial results of PBF LLC only include the results of operations for Paulsboro and Toledo from December 17, 2010 and March 1, 2011 forward, respectively.

The historical consolidated financial data and other statistical data presented below should be read in conjunction with our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The historical financial information for all periods prior to our initial public offering included in this report were derived from the consolidated financial statements of PBF LLC and does not reflect what our financial position, results of operations, and cash flows would have been had we been a separate, stand-alone public company during those periods. We were not operated as a separate, stand-alone public company for historical periods presented prior to our initial public offering. The consolidated financial information may not be indicative of our future financial condition, results of operations or cash flows.

The following data are in thousands of dollars, except for per share amounts:

	Year Ended December 31,				Period From March 1, 2008 (Date of Inception) through December 31, 2008 (3)
	2012	2011	2010	2009 (3)
Statement of operations data:
Revenues (1)	$20,138,687	$14,960,338	$210,671	$228	$134

Costs and expenses:
Cost of sales, excluding depreciation	18,269,079	13,855,163	203,971	—	—
Operating expenses, excluding depreciation	738,824	658,831	25,140	—	—
General and administrative expenses	120,443	86,183	15,859	6,294	6,378
Gain on sale of asset	(2,329)	—	—	—	—
Acquisition-related expenses (2)	—	728	6,051	—	—
Depreciation and amortization expense	92,238	53,743	1,402	44	18

	19,218,254	14,654,648	252,423	6,338	6,396

Income (loss) from operations	920,433	305,690	(41,752)	(6,110)	(6,262)

Other (expense) income:
Change in fair value of catalyst lease obligation	(2,768)	7,316	(1,217)	—	—
Change in fair value of contingent consideration	(3,724)	(5,215)	—	—	—
Interest income (expense), net	(108,629)	(65,120)	(1,388)	10	198

Income before income taxes	805,312	242,671	(44,357)	(6,100)	(6,064)
Income tax expense	(1,275)	—	—	—	—

Net income (loss)	804,037	$242,671	$(44,357)	$(6,100)	$(6,064)

Less: net income attributable to noncontrolling interest	802,081

Net income attributable to PBF Energy Inc.	$1,956

Weighted-average shares of Class A common stock outstanding:
Basic	23,570,240

Diluted	97,230,904

Net income available to Class A common stock per share:
Basic	$.08

Diluted	$.08

Balance sheet data (at end of period) :
Total assets	$4,253,702	$3,621,109	$1,274,393	$19,150	$25,040
Total long-term debt (4)	729,980	804,865	325,064	—	—
Total equity	1,723,545	1,110,918	458,661	18,694	24,810

Other financial data :
Capital expenditures (5)	$222,688	$574,883	$72,118	$70	$118

(1)	Consulting services income provided to a related party was $10, $221, and $98 for the years ended December 31, 2010 and 2009, and for the period from March 1, 2008 (date of inception) to December 31, 2008, respectively. No consulting services income was earned subsequent to 2010.
(2)	Acquisition related expenses consist of consulting and legal expenses related to the Paulsboro and Toledo acquisition as well as non-consummated acquisitions.
(3)	December 31, 2009 and 2008 balance sheet data is that of PBF Investments LLC. See footnote 1, “Organization and Basis of Presentation” in the PBF Energy Inc. consolidated financial statements, “Item 8. Financial Statements and Supplementary Data.”
(4)	Total long-term debt includes current maturities and our Delaware Economic Development Authority Loan.
(5)	Includes expenditures for construction in progress, property, plant and equipment, deferred turnaround costs and other assets.

Selected Historical Financial Data of Paulsboro, PBF LLC’s Predecessor

The following table presents Paulsboro’s selected historical financial data. We refer to Paulsboro as PBF LLC’s “Predecessor” or “Predecessor Paulsboro,” as prior to its acquisition PBF LLC generated substantially no revenues and prior to the acquisition of Paulsboro and the Delaware City assets, was a new company formed to pursue acquisitions of crude oil refineries and downstream assets in North America. At the time of its acquisition, Paulsboro represented the major portion of PBF LLC’s business and assets.

The financial information of Predecessor Paulsboro, are presented as of, and for the years ended, December 31, 2009 and 2008 and for the period from January 1, 2010 through December 16, 2010 and as of December 16, 2010, periods prior to PBF LLC’s acquisition. These financial statements were prepared by the former management of Predecessor Paulsboro and audited by Predecessor Paulsboro’s independent registered public accounting firm. The financial information of Predecessor Paulsboro presented herein may not be representative of the operations of PBF going forward for the following reasons, among others:

•

Both PBF LLC’s financial statements and Paulsboro’s financial statements contain items which require management to make considerable judgments and estimates. There can be no assurance that the judgments and estimates made by PBF LLC’s management will be identical or even similar to the historical judgments and estimates made by Paulsboro’s former management.

•	The financial statements of Paulsboro contain allocations of certain general and administrative expenses and income taxes specific to Valero.

•

The financial statements of Paulsboro reflect depreciation and amortization expense and asset impairment losses based on Valero’s historical cost basis for the applicable assets. PBF LLC’s cost basis in such assets is different.

The historical financial data and other statistical data presented below should be read in conjunction with Paulsboro’s financial statements and the related notes thereto for the period from January 1, 2010 through December 16, 2010 and as of December 16, 2010, included elsewhere in this Annual Report on Form 10-K, and the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” The historical financial data for Paulsboro as of and for the years ended December 31, 2009 and 2008 has been derived from audited financial statements not included in this Annual Report on Form 10-K.

PAULSBORO REFINING BUSINESS—PBF LLC’S PREDECESSOR

	Period from January 1, 2010 through December 16, 2010	Year Ended December 31,
		2009	2008
	(in thousands)
Statement of operations data:
Operating revenues (1)	$4,708,989	$3,549,517	$6,448,379

Cost and expenses:
Cost of sales (2)	4,487,825	3,419,460	5,718,685
Operating expenses	259,768	266,319	317,093
General and administrative expenses (3)	14,606	15,594	15,619
Asset impairment loss	895,642	8,478	705
Depreciation and amortization expense	66,361	65,103	56,634

Total costs and expenses	5,724,202	3,774,954	6,108,736

Operating income (loss)	(1,015,213)	(225,437)	339,643
Interest and other income and expense, net	500	1,249	551

Income (loss) before income tax expense (benefit)	(1,014,713)	(224,188)	340,194
Income tax expense (benefit) (4)	(322,962)	(86,586)	131,445

Net income (loss)	$(691,751)	$(137,602)	$208,749

Balance sheet data (at end of period):
Total assets	$510,205	$1,440,557	$1,434,980
Total liabilities	42,582	357,289	392,099
Net parent investment	467,623	1,083,268	1,042,881

Selected financial data:
Capital expenditures	$20,122	$96,754	$198,647

(1)	Operating revenues consist of refined products sold from Paulsboro to Valero that were recorded at intercompany transfer prices, which were market prices adjusted by quality, location, and other differentials on the date of the sale.
(2)	Cost of sales consist of the cost of feedstock acquired for processing, including transportation costs to deliver the feedstock to Paulsboro. Purchases of feedstock by Paulsboro from Valero were recorded at the cost paid to independent third parties by Valero.
(3)	General and administrative expenses include allocations and estimates of general and administrative costs of Valero that were attributable to the operations of Paulsboro.
(4)	The income tax provision represented the current and deferred income taxes that would have resulted if Paulsboro were a stand-alone taxable entity filing its own income tax returns. Accordingly, the calculations of current and deferred income tax provision require certain assumptions, allocations, and estimates that Paulsboro management believed were reasonable to reflect the tax reporting for Paulsboro as a stand-alone taxpayer.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with Items 1, 1A, and 2, “Business, Risk Factors, and Properties,” Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” respectively, included in this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	supply, demand, prices and other market conditions for our services;

•	the effects of competition in our markets;

•	changes in currency exchange rates, interest rates and capital costs;

•	adverse developments in our relationship with both our key employees and unionized employees;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) tightly and generate earnings and cash flow;

•	our substantial indebtedness described in this Annual Report on Form 10-K;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	our assumptions regarding payments arising under the tax receivable agreement and other arrangements relating to our initial public offering;

•	our expectations with respect to our acquisition activity;

•	our ability to retain key employees; and

•	the costs of being a public company, including Sarbanes-Oxley Act compliance.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements.

Our forward-looking statements also include estimates of the total amount of payments, including annual payments, under the tax receivable agreement. These estimates are based on assumptions that are subject to change due to various factors, including, among other factors, the timing when the pre-IPO owners of PBF LLC exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy’s Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. See “Risk Factors—Risks Related to Our Organizational Structure and Our Class A Common Stock—We will be required to pay the holders of PBF LLC Series A Units and PBF LLC Series B Units for certain tax benefits we may claim arising in connection with our IPO and future exchanges of PBF LLC Series A Units for shares of our Class A Common Stock and related transactions, and the amounts we may pay could be significant” and “Item 1A. Risk Factors—Risks Related to Our Organizational Structure and Our Class A Common Stock—In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our Company.”

Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or as of the date as of which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

Executive Summary

Our business operations are conducted by PBF LLC and its subsidiaries. We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate three domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, and Toledo, Ohio, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 bpd, and a weighted average Nelson Complexity Index of 11.3.

The following table summarizes our history and key events:

March 1, 2008	PBF was formed.

June 1, 2010	The idle Delaware City refinery and its related assets were acquired from affiliates of Valero Energy Corporation (“Valero”) for approximately $220.0 million.

December 17, 2010	The Paulsboro refinery and its related assets were acquired from affiliates of Valero for approximately $357.7 million, excluding working capital.

March 1, 2011	The Toledo refinery and its related assets were acquired from Sunoco for approximately $400.0 million, excluding working capital.

October 2011	Delaware City became fully operational.

February 2012	Our subsidiary, PBF Holding, issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020.

December 2012	PBF Energy completed the initial public offering of its common equity selling a total of 23,567,686 Class A common shares. In connection with the initial public offering, PBF Energy became the sole managing member of PBF LLC.

Throughout this Annual Report on Form 10-K we include financial statements and other financial and operating data for the Paulsboro Refining Business for periods prior to its acquisition date of December 17, 2010. We refer to Paulsboro as PBF LLC’s “Predecessor” or “Predecessor Paulsboro,” because we generated substantially no revenues and prior to our acquisition of Paulsboro and the Delaware City assets, we were a new company formed to pursue acquisitions of crude oil refineries and downstream assets in North America. At the time of its acquisition, Paulsboro represented the major portion of our business and assets.

Factors Affecting Comparability

Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.

Acquisition Delaware City Refinery

Through our subsidiaries, Delaware City Refining and Delaware Pipeline Company LLC, we acquired the idle Delaware City refinery and its related assets, including a petroleum product terminal, a petroleum products pipeline and an electric generation facility, on June 1, 2010 from affiliates of Valero for approximately $220.0 million in cash funded entirely by equity. We also incurred approximately $4.3 million in acquisition costs. The acquisition of the Delaware City refinery and its related assets was accounted for as an acquisition of assets. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value. The results of operations have been included in our consolidated financial statements since June 1, 2010. For the period from June 1, 2010 until June 2011, when we began re-starting refinery operations, our results of operations included only certain minor terminal operations and substantial capital improvement activities to prepare the refinery and power plant for re-start. The refinery became fully operational in October 2011 and the results of operations prior to restart and during the re-start period may not be indicative of our future performance.

The prior owner shut down the Delaware City refinery in the fourth quarter of 2009 due to, among other reasons, financial losses caused by one of the worst recessions in recent history. We were therefore able to acquire the refinery at what we believe to be an attractive price, obtain economic support from the State of Delaware to re-start the refinery, and enter into a new contract with the relevant union at the refinery.

On June 1, 2010, we hired 63 employees of the prior owner to assist us with implementing our refinery turnaround/reconfiguration plan and to conduct terminal operations at the refinery. These employees primarily held positions as engineers, refinery operators, terminal operators, dockworkers, maintenance workers and administrative staff prior to our acquisition of the refinery assets. In connection with our acquisition, we were able to negotiate a new contract with the union including: (1) reopening of the refinery with approximately 470 employees, compared to approximately 700 prior to shutdown by Valero; (2) flexibility with respect to which workers are hired (i.e., no seniority clause); (3) different benefits packages; and (4) more flexible work rules.

Since our acquisition through December 31, 2012, we have invested more than $500.0 million in turnaround and re-start projects, as well as in the recent strategic development of a crude rail unloading facility. The re-start process included the decommissioning of the gasifier unit located on the property which allowed us to decrease emissions and improve the reliability of the refinery. In addition, we have completed a cogeneration project to convert the electric generation units at the refinery to use natural gas as a fuel and a hydrocracker corrosion control project aimed at increasing throughput at the hydrocracker. We made significant operating improvements in the first year of operations by modifying the crude slate and product yield, changing operations of the conversion units and re-starting certain units. Through these capital investments and by restructuring certain operations, we have lowered the annual operating expenses of the Delaware City refinery relative to its pre-acquisition operating expense. In 2012, we spent approximately $49.7 million to expand and upgrade the existing on-site rail infrastructure, including the expansion of the crude rail unloading facilities that will be capable of discharging approximately 110,000 bpd.

In connection with our re-start of the refinery, we received a $20.0 million loan from the State of Delaware which converts to a grant contingent upon our continued operation of the refinery and certain other conditions. The State of Delaware also agreed to reimburse us $12.0 million in the aggregate for the dredging of the Delaware River near the refinery over the next six years, granted us $1.5 million to fund employee training programs, and granted us $10.0 million towards the conversion of the gas turbines at the refinery to run on natural gas and reduce emissions. As of December 31, 2012, the State of Delaware has funded us $6.0 million in dredging cost reimbursements, $1.4 million to fund employee training programs, and $10.0 million for the turbine natural gas conversion at the refinery.

We also obtained a new operating agreement for the Delaware City refinery that defers the construction of previously scheduled cooling water towers that the prior owner planned to spend in excess of $100.0 million to install. The deferral allows us to evaluate the cost effectiveness of closed loop cooling water systems and propose alternatives to be implemented in the next permitting cycle, which is at least five years away. The permits issued pursuant to the new operating agreement provide a plant-wide limit for certain emissions rather than source specific limits. Based on our shutdown of the gasifier unit and the resulting reduction of certain emissions by converting the combustion turbines to natural gas, we avoided additional controls on specific sources that the prior owner anticipated spending approximately $200.0 million to install. As a result of these negotiations, we believe we now have the operational flexibility to manage our emissions in a cost effective manner.

The Delaware City refinery has a throughput capacity of 190,000 bpd and a Nelson Complexity Index of 11.3. It is located on a 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via ship or barge at its docks located on the Delaware River. The crude and other feedstocks are transported, via pipes, to an extensive tank farm where they are stored until processing. In addition, there is a 17-bay, 50,000 bpd capacity truck loading rack located adjacent to the refinery, and a 23-mile interstate pipeline that is used to distribute clean products.

Acquisition of Paulsboro Refinery

We acquired the entities that owned the Paulsboro refinery (including an associated natural gas pipeline) on December 17, 2010, from Valero for approximately $357.7 million, excluding working capital. We paid the purchase price with cash funded from equity and a $160.0 million seller note (the “Paulsboro Promissory Note”), which we repaid in February 2012 with proceeds received through the issuance of PBF Holding Senior Secured Notes. The purchase price excludes inventory purchased on our behalf by MSCG and Statoil. The acquisition was accounted for using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations of the Paulsboro refinery have been included in our combined and consolidated financial statements as of December 17, 2010. We invested approximately $60.0 million in capital in early 2011 to complete a scheduled turnaround at the refinery.

Paulsboro has a throughput capacity of 180,000 bpd and a Nelson Complexity Index of 13.2. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia, and approximately 30 miles away from Delaware City. The refinery generally processes a variety of medium and heavy, sour crude oils.

Acquisition of Toledo Refinery

Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We paid the purchase price with cash funded from equity and a $200.0 million seller note (the “Toledo Promissory Note”), which we repaid in February 2012 with proceeds received through the issuance of PBF Holding Senior Secured Notes. We also purchased refined and certain intermediate products in inventory for approximately $299.6 million with the proceeds from a note provided by Sunoco that we subsequently repaid on May 31, 2011 with proceeds from our ABL Revolving Credit

Facility, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale is a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, of which $103.0 million was paid in 2012. We currently anticipate paying the balance of the participation payment in April 2013.

The acquisition was accounted for using the acquisition method of accounting with the preliminary purchase price allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations of the Toledo refinery have been included in our consolidated financial statements as of March 1, 2011.

Toledo has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. Toledo processes a slate of light, sweet crudes from Canada, the Midcontinent, the Bakken region and the U.S. Gulf Coast. The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit.

Amended and Restated ABL Revolving Credit Facility

On May 31, 2011, we amended the terms of our ABL Revolving Credit Facility to increase its size to $500.0 million and included certain inventory and accounts receivable of the Toledo refinery in the borrowing base. In addition, the interest rate was changed to the Adjusted LIBOR Rate plus 2.00% to 2.50%, depending on the excess availability, as defined, and the maturity date was extended to May 31, 2016. On an ongoing basis, the ABL Revolving Credit Facility is available to be used for working capital and other general corporate purposes. In March, August, and September 2012, we amended the ABL Revolving Credit Facility again to increase the aggregate size from $500.0 million to $750.0 million, $950.0 million, and $965.0 million, respectively. In addition, the ABL Revolving Credit Facility was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory, and was further amended on December 28, 2012 to increase the maximum availability to $1.575 billion. The amended and restated ABL Revolving Credit facility includes an accordion feature which allows for commitments of up to $1.8 billion.

Letter of Credit Facility

On January 25, 2011, we entered into a short-term letter of credit facility, which was subsequently amended on April 26, 2011 and April 24, 2012, under which we could obtain letters of credit up to $750.0 million composed of a committed maximum amount of $500.0 million and an uncommitted maximum amount of $250.0 million to support certain of our crude oil purchases. As a result of the increased size of the amended and restated ABL Revolving Credit Facility, we terminated the letter of credit facility in December 2012.

Senior Secured Notes Offering

On February 9, 2012, PBF Holding and PBF Finance Corporation issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes, due 2020 (which we refer to as the “senior secured notes offering”). The net proceeds from the offering of approximately $665.8 million were used to repay our Paulsboro Promissory Note in the amount of $160.0 million, our Term Loan in the amount of $123.8 million, our Toledo Promissory Note in the amount of $181.7 million, and to reduce indebtedness under the ABL Revolving Credit Facility.

PBF Energy Inc. Initial Public Offering

On December 12, 2012, PBF Energy completed an initial public offering of 23,567,686 shares of its Class A common stock at a public offering price of $26.00 per share. The initial public offering subsequently closed on December 18, 2012. PBF Energy used the net proceeds of the offering to acquire approximately 24.4% of the membership interests in PBF LLC. As a result of the initial public offering and related reorganization transactions, PBF Energy became the sole managing member of PBF LLC with a controlling voting interest in PBF LLC and its subsidiaries. Effective with completion of the initial public offering, PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of noncontrolling PBF LLC units holders. PBF LLC is PBF Energy’s predecessor for accounting purposes. The financial statements and results of operations for periods prior to the completion of PBF Energy’s initial public offering and the related reorganization transactions are those of PBF LLC.

Tax Receivable Agreement

In connection with our initial public offering, we entered into a tax receivable agreement pursuant to which we are required to pay the pre-IPO owners of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units we purchase, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the tax receivable agreement. We have recognized a liability for the tax receivable agreement of $160.0 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges in connection with our initial public offering. Our estimate of the tax agreement liability is based on forecasts of future taxable income over the anticipated life of our future business operations, assuming no material changes in the relevant tax law. Periodically, we may adjust the liability based on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. For example, we must adjust the estimated tax receivable agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for our Class A common stock. These periodic adjustments to the tax receivable liability, if any, may result in adjustments to our income tax expense and deferred tax assets and liabilities.

Factors Affecting Operating Results

Overview

Our earnings and cash flows from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of refined petroleum products ultimately sold depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, diesel and other refined petroleum products, which, in turn, depend on, among other factors, changes in global and regional economies, weather conditions, global and regional political affairs, production levels, the availability of imports, the marketing of competitive fuels, pipeline capacity, prevailing exchange rates and the extent of government regulation. Our revenue and operating income fluctuate significantly with movements in industry refined petroleum product prices, our materials cost fluctuate significantly with movements in crude oil prices and our other operating expenses fluctuate with movements in the price of energy to meet the power needs of our refineries. In addition, the effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.

Crude oil and other feedstock costs and the prices of refined petroleum products have historically been subject to wide fluctuation. Expansion and upgrading of existing facilities and installation of additional refinery distillation or conversion capacity, price volatility, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction or increase in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined petroleum products, such as for gasoline and diesel, during the summer driving season and for home heating oil during the winter.

Benchmark Refining Margins

In assessing our operating performance, we compare the refining margins (revenue less materials cost) of each of our refineries against a specific benchmark industry refining margin based on a crack spread. Benchmark refining margins take into account both crude and refined petroleum product prices. When these prices are combined in a formula they provide a single value—a gross margin per barrel—that, when multiplied by a throughput number, provides an approximation of the gross margin generated by refining activities.

The performance of our East Coast refineries follows the currently published Dated Brent (NYH) 2-1-1 benchmark refining margins. For our Toledo refinery, we utilize a composite benchmark refining margin, the WTI (Chicago) 4-3-1 that is based on publicly available pricing information for products trading in the Chicago and United States Gulf Coast markets.

While the benchmark refinery margins presented below under “Results of Operations—Market Indicators” are representative of the results of our refineries, each refinery’s realized gross margin on a per barrel basis will differ from the benchmark due to a variety of factors affecting the performance of the relevant refinery to its corresponding benchmark. These factors include the refinery’s actual type of crude oil throughput, product yield differentials and any other factors not reflected in the benchmark refining margins, such as transportation costs, storage costs, credit fees, fuel consumed during production and any product premiums or discounts, as well as inventory fluctuations, timing of crude oil and other feedstock purchases, a rising or declining crude and product pricing environment and commodity price management activities. As discussed in more detail below, each of our refineries, depending on market conditions, has certain feedstock-cost and product-value advantages and disadvantages as compared to the refinery’s relevant benchmark.

Credit Risk Management

Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to us. Our exposure to credit risk is reflected in the carrying amount of the receivables that are presented in our balance sheet. To minimize credit risk, all customers are subject to extensive credit verification procedures and extensions of credit above defined thresholds are to be approved by the senior management. Our intention is to trade only with recognized creditworthy third parties. In addition, receivable balances are monitored on an ongoing basis. We also limit the risk of bad debts by obtaining security such as guarantees or letters of credit.

Other Factors

We currently source our crude oil for Paulsboro and Delaware City on a global basis through a combination of market purchases and short-term purchase contracts, mainly through our crude supply agreements. Our crude supply agreement with Statoil for Paulsboro will terminate effective March 31, 2013, at which time we plan to source Paulsboro’s crude oil and feedstocks internally. Our crude supply agreement with Statoil for Delaware City has been extended by Statoil through December 31, 2015 and we have recently entered into certain amendments to that agreement that are effective through the extended term. In addition, we have a long-term contract with the Saudi Arabian Oil Company (“Saudi Aramco”) to purchase crude oil, and also purchase on the spot market from Saudi Aramco when strategic opportunities arise. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. Our Toledo refinery sources domestic and Canadian crude oil through similar market purchases through our crude supply contract with MSCG. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Midcontinent and Western Canada, as well as a number of different countries.

In February 2013, we completed a second crude unloading facility at the refinery that increased our rail crude unloading capacity at Delaware City from 40,000 barrels bpd to 110,000 bpd, comprised of 40,000 bpd of heavy crude oil and 70,000 bpd of light crude oil. Also in February 2013, our board of directors approved a project to add an additional 40,000 bpd of heavy crude rail unloading capability at the refinery. The project is expected to cost approximately $50 million and to be completed in the fourth quarter of 2013. Completion of the project will increase our discharge capacity of heavy crude oil from 40,000 bpd to 80,000 bpd and bring the total rail crude unloading capability up to 150,000 bpd. During 2012 and January 2013, we entered into agreements to lease or purchase a total of 3,600 coiled and insulated rails cars, which are capable of transporting Canadian heavy crude oils, and 1,300 general purpose cars, which we intend to use to transport lighter crude oils.

Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance. The predominant variable cost is energy, in particular, the price of utilities, natural gas and chemicals.

Our operating results are also affected by the reliability of our refinery operations. Unplanned downtime of our refinery assets generally results in lost margin opportunity and increased maintenance expense. The financial impact of planned downtime, such as major turnaround maintenance, is managed through a planning process that considers such things as the margin environment, the availability of resources to perform the needed maintenance and feedstock logistics, whereas unplanned downtime does not afford us this opportunity.

Refinery-Specific Information

The following section includes refinery-specific information related to crude differentials, ancillary costs, and local premiums and discounts.

Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of heating oil. We calculate this refining margin using the New York Harbor market value of gasoline and heating oil against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 52.5% gasoline, 35% distillate (split evenly between ULSD and heating oil), 1.5% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (5% petroleum coke, 5% LPGs and 1% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.

The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•

the Delaware City refinery processes a slate of primarily medium and heavy, and sour crude oil, which has constituted approximately 70% to 80% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we are currently processing a significant volume of price-advantaged crude. Our total throughput costs have historically priced at a discount to Dated Brent; and

•

as a result of the heavy, sour crude slate processed at Delaware City, we produce low value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline, ULSD and heating oil and represent approximately 5% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of heating oil. We calculate this refining margin using the New York Harbor market value of gasoline and heating oil against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 37.5% gasoline, 40.5% distillate (comprised of approximately one-third jet fuel and two-thirds heating oil), 5.5% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 3% LPGs, 3% fuel oil, 5% asphalt and 1.5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH based market prices.

The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•

the Paulsboro refinery has generally processed a slate of primarily medium and heavy, and sour crude oil, which has historically constituted approximately 70% to 80% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. We are now also running a significant volume of price advantaged domestic crudes. These feedstocks historically have priced at a discount to Dated Brent;

•

as a result of the heavy, sour crude slate processed at Paulsboro, we produce low value products including sulfur, petroleum coke and fuel oil. These products are priced at a significant discount to gasoline and heating oil and represent approximately 8% to 9.5% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which, through an extensive production process, has a low volume yield which limits the volume expansion on crude inputs.

Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of benchmark WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of gasoline and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 51% gasoline, 35% distillate (comprised of approximately 45% jet fuel and 55% ULSD), 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (6% LPGs, 2.5% fuel oil and 0.5% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.

The Toledo refinery’s realized gross margin on a per barrel basis has historically differed from the WTI (Chicago) 4-3-1 benchmark refining margin due to the following factors:

•	the Toledo refinery processes a slate of domestic sweet and Canadian synthetic crude oil. Historically, Toledo’s blended average crude costs have been higher than the market value of WTI crude oil;

•

the Toledo refinery is connected to its distribution network through a variety of third party product pipelines. While lower in cost when compared to barge or rail transportation, the inclusion of transportation costs increases our overall cost relative to the 4-3-1 benchmark refining margin; and

•	the Toledo refinery generates a pricing benefit on some of its products, primarily its petrochemicals.

Results of Operations

The tables below summarize certain information relating to our operating results derived from our audited consolidated financial data for years ended December 31, 2012, 2011 and 2010 (amounts in thousands, except per share data). This data should be read in conjunction with our audited consolidated financial statements and the notes thereto.

	Year Ended December 31,
	2012	2011	2010
Revenue	$20,138,687	$14,960,338	$210,671
Cost of sales, excluding depreciation	18,269,078	13,855,163	203,971

Non-GAAP gross margin (1)	1,869,609	1,105,175	6,700
Operating expenses, excluding depreciation	738,824	658,831	25,140
General and administrative expenses	120,443	86,183	15,859
Gain on sale of asset	(2,329)	—	—
Acquisition-related expenses	—	728	6,051
Depreciation and amortization expense	92,238	53,743	1,402

	949,176	799,485	48,452

Income (loss) from operations	920,433	305,690	(41,752)
Change in fair value of contingent consideration	(2,768)	(5,215)	—
Change in fair value of catalyst leases	(3,724)	7,316	(1,217)
Interest income (expense), net	(108,629)	(65,120)	(1,388)

Income before income taxes	805,312	242,671	(44,357)
Income tax expense	(1,275)	—	—

Net income (loss)	804,037	$242,671	$(44,357)

Less: net income attributable to noncontrolling interest	802,081

Net income attributable to PBF Energy Inc.	$1,956

Gross margin	$1,046,598	$417,962	$(4,895)
Net income available to Class A common stock per share:
Basic	$.08

Diluted	$.08

(1)	See Non-GAAP Financial Measures below.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2012	2011	2010 (a)
(dollars per barrel, except as noted)
Dated Brent Crude	$111.67	$111.26	$92.77
West Texas Intermediate (WTI) crude oil	$94.13	$95.04	$90.03
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.29	$9.93	$10.41
WTI (Chicago) 4-3-1	$27.13	$24.14	$10.30
Crude Oil Differentials
Dated Brent (foreign) less WTI	$17.54	$16.22	$2.74
Dated Brent less Maya (heavy, sour)	$12.04	$12.63	$13.19
Dated Brent less WTS (sour)	$22.95	$18.28	$5.22
Dated Brent less ASCI (sour)	$4.97	$3.82	$2.55
WTI less WCS (heavy, sour)	$21.80	$15.63	$18.25
WTI less Bakken (light, sweet)	$5.77	$(3.31)	$2.96
WTI less Syncrude (light, sweet)	$0.96	$(9.79)	$1.43
Natural gas (dollars per MMBTU)	$2.83	$4.00	$4.17

Key Operating Information
Production (barrels per day in thousands)	464.4	427.9	146.5
Crude oil and feedstocks throughput (barrels per day in thousands)	463.2	429.4	143.8
Total crude oil and feedstocks throughput (millions of barrels)	169.5	128.7	2.2

(a)	Data is for the period from December 17, 2010 to December 31, 2010

2012 Compared to 2011

Overview—Net income was $804.0 million for the year ended December 31, 2012 compared to $242.7 for the year ended December 31, 2011. Net income attributable to PBF Energy shareholders was $2.0 million, or $.08 per share, for the year ended December 31, 2012. The net income attributable to PBF Energy shareholders represents PBF Energy’s approximately 24.4% equity interest in PBF LLC’s pre-tax income, less applicable income taxes, for the period from December 18, 2012, the date of the closing of its initial public offering, through December 31, 2012. During the 2011 period, our results reflect twelve months of operations of our Paulsboro refinery, ten months of operations of our Toledo refinery, which was acquired on March 1, 2011, and three months of operations of our Delaware City refinery as it was fully operational in October 2011. Prior to October 2011, we performed activities to turnaround, reconfigure and re-start our Delaware City Refinery. We began restarting our Delaware City refinery in June 2011 and it was fully operational in October 2011.

During the year ended December 31, 2012, all three of our refineries were operating, although the Toledo refinery was impacted by a thirty day turnaround of its hydrocracker, reformer and UDEX units which commenced on March 9, 2012. Our results for the year ended December 31, 2012 were favorably impacted by improved crack spreads despite the narrowing of the light/heavy crude differential which impacted our Paulsboro and Delaware City refineries.

Revenues—Revenues totaled $20.1 billion for the year ended December 31, 2012 compared to $15.0 billion for the year ended December 31, 2011, an increase of $5.2 billion, or 34.6%. The revenue increase primarily relates to twelve months of operations of the Toledo refinery in 2012 compared to ten months in 2011 as a result of its acquisition on March 1, 2011, and twelve months of operations of our Delaware City refinery in 2012, which was being reconfigured and prepared for restart in 2011. For the year ended December 31, 2012, the total throughput rates at our Paulsboro, Toledo, and Delaware City refineries averaged approximately 152,000 bpd, 147,200 bpd, and 164,000 bpd, respectively. For the year ended December 31, 2011, the total throughput rates at our Paulsboro, Toledo and Delaware City refineries averaged approximately 151,400 bpd, 151,400 bpd, and 126,600 bpd, respectively. For the year ended December 31, 2012, the total barrels sold at our Paulsboro, Toledo, and Delaware City refineries averaged approximately 149,800 bpd, 159,000 bpd, and 162,100 bpd, respectively. For the year ended December 31, 2011, the total barrels sold at our Paulsboro, Toledo, and Delaware City refineries averaged approximately 151,700 bpd, 160,800 bpd, and 116,200 bpd, respectively.

The throughput rate and barrels sold for our Toledo and Delaware City refineries for the year ended December 31, 2011 reflect the period from March 1 to December 31 and June 1 to December 31, respectively. Total barrels sold during the year ended December 31, 2012 were approximately 172.3 million barrels at an average price of $116.83 per barrel, compared to 129.4 million barrels at an average price of $115.83 per barrel during the 2011 period.

Gross Margin—Non-GAAP gross margin totaled $1,869.6 million, or $11.03 per barrel of throughput, for the year ended December 31, 2012 compared to $1,105.2 million, or $8.59 per barrel of throughput during the year ended December 31, 2011, an increase of $764.4 million. Gross margin totaled $1,046.6 million, or $6.17 per barrel of throughput, for the year ended December 31, 2012 compared to $418.0 million, or $3.25 per barrel of throughput, for the year ended December 31, 2011, an increase of $628.6 million. The increase in both non-GAAP gross margin and gross margin was primarily due to a full twelve months of operations at the Toledo and Delaware City refineries in 2012 and higher crack spreads.

Average industry refining margins in the U.S. Mid-Continent were generally stronger during the year ended December 31, 2012 as compared to the same period in 2011. The WTI (Chicago) 4-3-1 industry crack spread was approximately $2.99 per barrel or 12.0% higher in the year ended December 31, 2012 as compared to the same period in 2011. During the year ended December 31, 2012, we believe the strong industry refining margins and crude oil price differentials reflect limitations on takeaway capacity of WTI crude stored at Cushing, Oklahoma and the increase in domestically available supply which decreased the price of WTI versus Dated Brent and other crudes. The WTI-Syncrude differential improved by $10.75 per barrel during the year ended December 31, 2012 compared to the same period in 2011. As the WTI-Syncrude premium increases, it has a positive impact on our Toledo refinery’s gross margin because Syncrude represents a significant portion of its crude slate.

While the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $4.36 per barrel, or 43.9%, higher in the year ended December 31, 2012 as compared to the same period in 2011, the Dated Brent/Maya differential was approximately $0.59 per barrel, or approximately 4.7%, lower in 2012 than in 2011. A reduction in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a negative impact on Paulsboro and Delaware City as both refineries process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

The increase in our non-GAAP gross margin per barrel to $11.03 per barrel for the year ended December 31, 2012 from $8.59 per barrel during the same period in 2011 was primarily driven by improved crack spreads and lower cost of crude at our Toledo refinery, partially offset by an unfavorable increase in the landed cost of crude at our East Coast refineries due to the narrowing of the light/heavy crude differential. In addition, the results of our Paulsboro and Delaware City refineries is compounded by their significant production of low value products such as sulfur, petroleum coke and fuel oils as these products price at a substantial discount to light products. As a result, we were not able to fully benefit from the increase in gasoline and distillates prices during the twelve month period.

Operating Expenses—Operating expenses totaled $738.8 million, or $4.36 per barrel of throughput, for the year ended December 31, 2012 compared to $658.8 million, or $5.12 per barrel of throughput, for the year ended December 31, 2011, an increase of $80.0 million, or 12.1%. The increase in operating expenses primarily relates to having Toledo for a full twelve months in the 2012 period versus ten months in 2011, and the restart of the Delaware City refinery. During the first nine months of the 2011 period, our Delaware City refinery was undergoing a turnaround and reconfiguration. It was fully operational during the full year ended December 31, 2012. The decrease in operating expenses per barrel of throughput is mainly attributable to a reduction in energy and utilities costs, primarily driven by lower natural gas prices, and the increase in throughput barrels. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs.

General and Administrative Expenses—General and administrative expenses totaled $120.4 million for the year ended December 31, 2012 compared to $86.2 million for the year ended December 31, 2011, an increase of $34.3 million or 40.0%. The increase in general and administrative expenses primarily relates to higher information technology expenses for the implementation of accounting and commercial software in 2012 and higher compensation expense related to headcount increases in 2012. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Acquisition-related Expenses—Acquisition-related expenses for the year ended December 31, 2011 were $0.7 million and related to our acquisition of Toledo.

Gain on Sale of Assets—Gain on sale of assets for the year ended December 31, 2012 was $2.3 million and related to sales of certain equipment at Paulsboro and Delaware City.

Depreciation and Amortization Expense—Depreciation and amortization expense totaled $92.2 million for the year ended December 31, 2012 compared to $53.7 million for the year ended December 31, 2011, an increase of $38.5 million. The increase was principally due to the acquisition of Toledo in March 2011, commencement of depreciation in July 2011 related to the restart of Delaware City, and capital expenditure and turnaround activity.

Change in Fair Value of Catalyst Leases—Change in the fair value of catalyst leases represented a loss of $3.7 million for the year ended December 31, 2012 compared to a gain of $7.3 million for the year ended December 31, 2011. This gain or loss relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value lease termination dates.

Change in Fair Value of Contingent Consideration—Change in the fair value of contingent consideration was an expense of $2.8 million for the year ended December 31, 2012, compared to $5.2 million for the 2011 period. This change represents the increase in the estimated fair value of the total contingent consideration we expect to pay in connection with our acquisition of the Toledo refinery.

Interest (Expense) Income—Interest expense totaled $108.6 million for the year ended December 31, 2012 compared to $65.1 million for the year ended December 31, 2011, an increase of $43.5 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The increase in interest expense primarily relates to an increase in letter of credit fees attributable to all refineries operating for the full year in 2012, financing costs associated with the expanded capacity under the ABL Revolver, interest expense associated with the Statoil agreement related to the Delaware City restart and the write off of $4.4 million in deferred financing costs on debt that was repaid from the proceeds of our senior secured notes offering.

Income Tax Expense—As a limited liability company, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, our consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the completion of our initial public offering on December 18, 2012. However, we generally made distributions to our members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on our allocable share of PBF LLC’s pre-tax income (loss), which was approximately 24.4% for the period from December 18, 2012 to December 31, 2012. We do not recognize any income tax expense or benefit related to the noncontrolling interest in PBF LLC.

Noncontrolling Interest—As a result of our initial public offering and the related reorganization transactions, PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the noncontrolling PBF LLC Series A Unit holders. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by the pre-IPO owners of PBF LLC, which was approximately 75.6% for the period from the completion of our initial public offering, or December 18, 2012, to December 31, 2012 and all earnings prior to the IPO. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the pre-IPO owners of PBF LLC, based on the number of PBF LLC Series A units held by such holders. The noncontrolling interest ownership percentage as of December 18, 2012 and December 31, 2012 was approximately 75.6%. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to 75.6% due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

2011 Compared to 2010

Overview—Net income was $242.7 million for the year ended December 31, 2011 compared to a net loss of $44.4 million for the year ended December 31, 2010. During most of 2010, we were a development stage company focused on the acquisition of oil refineries and other downstream assets in North America and activities to turnaround, reconfigure and re-start our Delaware City refinery. Our net loss in 2010 was related to those activities, plus the results of operations of our Paulsboro refinery for the period from December 17, 2010 to December 31, 2010. Our 2011 net income primarily reflects a full year’s operation of our Paulsboro refinery, the results of our Toledo refinery, which we acquired on March 1, 2011, and the results of our Delaware City refinery, which we began re-starting in June 2011 and which was fully operational in October 2011.

Revenues—Revenues totaled $15.0 billion for the year ended December 31, 2011 compared to $210.7 million in the year ended December 31, 2010. The revenue increase was primarily due to the operations of our Paulsboro and Toledo refineries, and the commencement of refining operations at our Delaware City refinery, which became operational in October 2011. The total throughput rate and barrels sold rate at our Paulsboro refinery averaged 151,400 bpd and 151,700 bpd, respectively, during the year ended December 31, 2011. The total throughput rate and barrels sold rate at our Toledo refinery averaged 151,400 bpd and 160,800 bpd, respectively, during the period from March 1, 2011 to December 31, 2011. We began re-starting our Delaware City refinery during June 2011 and it became operational in October 2011. Its throughput rate and barrels sold rate averaged approximately 126,600 bpd and 116,200 bpd, respectively, for the period from June 2011 through December 31, 2011. Our 2010 revenues were primarily related to consulting services that we provided to third parties, minor terminaling operations at our Delaware City refinery beginning June 1, 2010, and revenue from our Paulsboro refinery from December 17, 2010 to December 31, 2010. During this period, the refinery had an average throughput rate of approximately 143,800 bpd.

Gross Margin—Non-GAAP gross margin totaled $1,105.2 million, or $8.59 per barrel of throughput, for the year ended December 31, 2011 compared to $6.7 million, or $3.05 per barrel of throughput for the year ended December 31, 2010, an increase of $1,098.5 million. Gross margin totaled $418.0 million, or $3.25 per barrel of throughput, for the year ended December 31, 2011 compared to a loss of $4.9 million, or $2.27 per barrel of throughput, for the year ended December 31, 2010, an increase of $422.9 million. The increase in non-GAAP gross margin and gross margin in 2011 was due to the acquisition of the Toledo refinery, a full year of operations at the Paulsboro refinery, and the re-start of the Delaware City refinery during the year. Additionally, the increase in non-GAAP gross margin and gross margin was also driven by strong margins for most of the products we produce and wider crude oil price differentials.

Average industry refining margins and crude oil price differentials were stronger in 2011 as compared to 2010. The WTI (Chicago) 4-3-1 industry crack spread was approximately 169.1% higher in 2011 compared to 2010. The Dated Brent/WTI differential and Dated Brent/Maya differentials were $16.17 per barrel and $3.36 per barrel higher, respectively, in 2011 than in 2010. In 2011, we believe these industry refining margins and crude oil price differentials were impacted by supply limitations of WTI crude stored at Cushing, Oklahoma which depressed the price of WTI. In addition, the demand for crude oil increased which, in turn, increased prices for non-WTI crude worldwide. As a result, the differential between light and heavy barrels widened. A strong Dated Brent/WTI crude differential has a significant positive impact on Toledo’s gross margin because its primary feedstock is mainly WTI and WTI based light, sweet crude oil. A wide Dated Brent/Maya crude differential, our proxy for the light/heavy differential, has a positive impact on Paulsboro and Delaware City as both refineries process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Demand for transportation fuels has generally been higher in the spring and summer months than during the fall and winter months. As a result, we expect our operating results for the second and third quarters will generally be higher than for the first and fourth quarters.

Operating Expenses—Operating expenses totaled $658.8 million, or $5.12 per barrel of throughput, for the year ended December 31, 2011 compared to $25.1 million for the year ended December 31, 2010, an increase of $633.7 million. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals. Operating expenses for 2011 include our Paulsboro refinery for the entire year and our Toledo refinery from March 1, 2011 through December 31, 2011. During 2011, our Delaware City refinery was undergoing a turnaround and reconfiguration and we began re-starting the refinery in June 2011. It was fully operational in October 2011. During 2010, our operating expenses included expenses associated with the Delaware City turnaround and reconfiguration projects, minor terminaling operations, and the operating expenses of our Paulsboro refinery from December 17, 2010 to December 31, 2010. Our consolidated operating expense per barrel of $5.12 for the year ended December 31, 2011 may not be indicative of our future performance, primarily because it included the operating expenses of Delaware City prior to the period we began re-starting the refinery and during the re-start period which began in June 2011.

General and Administrative Expenses—General and administrative expenses totaled $86.2 million for the year ended December 31, 2011 compared to $15.9 million for the year ended December 31, 2010, an increase of $70.3 million or 443.4%. The increase is primarily attributable to increased personnel, facilities and other infrastructure costs necessary to support our three operating oil refineries in 2011. During 2010, we were primarily focused on completing the acquisitions of our three refineries and starting the process of building out our infrastructure to support our transition from a development stage company to an operating entity.

Acquisition-related Expenses —Acquisition-related expenses totaled $0.7 million for the year ended December 31, 2011 compared to $6.1 million for the year ended December 31, 2010, a decrease of $5.4 million or 88.0%. Acquisition related expense in 2010 represented consulting and legal expenses related to the Paulsboro and Toledo acquisitions and other pending or non-consummated acquisitions. In addition, we capitalized $4.3 million in acquisition related costs associated with our acquisition of the Delaware City assets. Our acquisition related expenses in 2011 were primarily related to Toledo.

Depreciation and Amortization Expense—Depreciation and amortization expense totaled $53.7 million for the year ended December 31, 2011 compared to $1.4 million for the year ended December 31, 2010, an increase of $52.3 million. The increase was principally due to a year of Paulsboro activity, the acquisition of Toledo in March 2011, commencement of depreciation in July 2011 related to the beginning of re-start activity for

Delaware City, and capital expenditure activity. In the comparable period in 2010, depreciation expense related primarily to our Paulsboro refinery for the period from December 17, 2010 to December 31, 2010.

Change in Fair Value of Catalyst Leases—Change in the fair value of catalyst leases represented a gain of $7.3 million for the year ended December 31, 2011 compared to a loss of $1.2 million for the year ended December 31, 2010. This gain or loss relates to the change in value of the precious metals underlying the sale leaseback of the Delaware City refinery and Toledo refinery precious metals catalyst, which we are obligated to repurchase at fair market value at the lease termination date.

Change in Fair Value of Contingent Consideration—Change in the fair value of contingent consideration was $5.2 million for the year ended December 31, 2011, compared to zero in 2010. This change represents the increase in the estimated fair value of the contingent consideration we expect to pay in connection with our acquisition of the Toledo refinery.

Interest (Expense) Income—Interest expense totaled $65.1 million for the year ended December 31, 2011 compared to $1.4 million for the year ended December 31, 2010. We incurred long-term debt in connection with our acquisitions of Delaware City, Paulsboro and Toledo, giving rise to interest expense. We also incurred interest expense in connection with our crude and feedstock supply agreements with Statoil and MSCG and letter of credit fees associated with the purchase of certain crude oils.

Non-GAAP Financial Measures

Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with U.S. GAAP. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

Adjusted Pro forma Net Income (Loss)

We utilize results presented on an Adjusted Pro Forma basis that exclude certain items relating to our initial public offering and also reflects an assumed exchange of all PBF LLC Series A Units for shares of Class A common stock of PBF Energy. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and to facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of PBF LLC Series A Units for shares of PBF Energy Class A common stock. As a result of the assumed exchange of PBF LLC Series A Units, the noncontrolling interest related to these units is converted to controlling interest. Management believes that it is useful to provide the per-share effect associated with the assumed exchange of all PBF LLC Series A Units.

2.	Income Taxes. Prior to the initial public offering we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after our IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

3.	Elimination of Certain Initial Public Offering-Related Expenses. Adjusted Pro Forma results for 2012, also exclude one-time charges relating to our initial public offering. Management believes that this adjustment results in a more meaningful comparison with prior and succeeding period results.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to PBF Energy Inc.	$1,956	$—	$—
Add: IPO-related expenses(1)	8,187	—	—
Add: Net income (loss) attributable to the noncontrolling interest(2)	802,081	242,671	(44,357)
Less: Income tax (expense) benefit(3)	(319,732)	(95,758)	17,503

Adjusted pro forma net income (loss)	$492,492	$146,913	$(26,854)

Pro forma shares outstanding—diluted(4)	97,230,904	97,230,904	97,230,904

Adjusted pro forma net income (loss) per fully exchanged, fully diluted shares outstanding	$5.07	$1.51	$(0.28)

(1)	Represents the elimination of one-time charges associated with our initial public offering.
(2)	Represents the elimination of the noncontrolling interest associated with the ownership of existing holders PBF LLC Series A Units, as if the holders had fully exchanged their Series A Units for shares of our Class A common stock.
(3)	Represents an adjustment to reflect the Company’s current effective corporate tax rate of approximately 39.5% applied to all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (2) above.
(4)	Represents the weighted-average fully diluted shares outstanding assuming the exchange of all PBF LLC Series A Units and common stock equivalents for shares of our Class A common stock.

Non-GAAP Gross Margin

Non-GAAP gross margin is defined as gross margin excluding depreciation expense related to the refineries. We believe non-GAAP gross margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for depreciation expense. In order to assess our operating performance, we compare our Non-GAAP gross margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.

Non-GAAP gross margin should not be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Non-GAAP gross margin presented by other companies may not be comparable to our presentation, since each company may define this term differently. The following table presents a reconciliation of Non-GAAP gross margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation of gross margin to Non-GAAP gross margin:
Gross margin	$1,046,598	$417,962	($4,895)
Add:
Refinery operating expense	738,824	635,517	11,052
Refinery depreciation expense	84,187	51,696	543

Non-GAAP gross margin	$1,869,609	$1,105,175	$6,700

Paulsboro Refining Business—PBF LLC’s Predecessor

Period from January 1, 2010 through December 16, 2010
(in thousands)
Operating revenues	$4,708,989
Cost of sales, excluding depreciation	4,487,825

Non-GAAP gross margin (1)	221,164
Operating expenses, excluding depreciation	259,768
General and administrative expenses	14,606
Asset impairment loss	895,642
Depreciation and amortization expense	66,361

Operating income (loss)	(1,015,213)
Interest and other income, net	500

Income (loss) before income tax expense (benefit)	(1,014,713)
Income tax expense (benefit)	(322,962)

Net income (loss)	$(691,751)

Gross margin	$(90,704)

(1)	Non-GAAP gross margin is defined as gross margin excluding direct operating expenses and depreciation expense related to the refineries. We believe non-GAAP gross margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmark do not contemplate a charge for operating expenses and depreciation expense. In order to assess our operating performance, we compare our non-GAAP gross margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as shown in the table below.

Non-GAAP gross margin should not be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Non-GAAP gross margin presented by other companies may not be comparable to our presentation, since each company may define this term differently. The following table presents a reconciliation of non-GAAP gross margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated:

Period from January 1, 2010 through December 16, 2010
(in thousands)
Reconciliation of gross margin to Non-GAAP gross margin:
Gross margin	$(90,704)
Add:
Refinery operating expenses	259,768
Refinery depreciation expense	52,100

Non-GAAP gross margin	$221,164

Period from January 1, 2010 through December 16, 2010
Market Indicators (a)
(dollars per barrel, except as noted)
Dated Brent crude oil	$79.01
West Texas Intermediate (WTI) crude oil	$79.01
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.40
WTI (Chicago) 4-3-1	$8.92
Crude Oil Differentials
Dated Brent (foreign) less WTI	$0.00
Dated Brent less Maya (heavy, sour)	$9.20
Dated Brent less WTS (sour)	$2.13
Dated Brent less ASCI (sour)	$1.59
WTI less WCS (heavy, sour)	$13.61
WTI less Bakken (light, sweet)	$3.13
WTI less Syncrude (light, sweet)	$(0.17)
Natural gas (dollars per MMBTU)	$4.39

Key Operating Information
Production (barrels per day in thousands)	153.0
Crude oil and feedstocks throughput (barrels per day in thousands)	154.0
Total crude oil and feedstocks throughput (millions of barrels)	53.9

(a)	As reported by Platts.

Period from January 1, 2010 through December 16, 2010

Overview—Net loss was $691.8 million in the period from January 1, 2010 through December 16, 2010, driven primarily by the $895.6 million impairment charge discussed below. Excluding the charge, the pretax loss would have been $119.1 million. The operating loss resulted from narrow margins on refined products and high operating costs to maintain the refinery.

Operating Revenues—Operating revenues totaled $4.7 billion in the 2010 period based on an average throughput rate of 154,000 bpd and average revenue of $87.37 per barrel.

Cost of Sales—Cost of sales totaled $4.5 billion in the 2010 period. Gross margin per barrel averaged $4.10 in 2010.

Expenses—Operating expenses totaled $259.8 million or $4.82 per barrel. General and administrative expenses totaled $14.6 million in the 2010 period.

Asset impairment Loss—Asset impairment loss totaled $895.6 million due to the write-down of assets to their fair value in connection with the sale of the refinery to PBF.

Depreciation and Amortization Expense—Depreciation and amortization expense totaled $66.4 million in the 2010 period.

Interest and Other Income and expense—Interest and other income totaled $0.5 million in the 2010 period mainly attributable to the reversal of tax related accruals that were reversed upon expiration of the statutory audit period in 2010.

Income Tax Expense (Benefit)—Income tax benefit totaled $323.0 million in the 2010 period due to the pre-tax loss in 2010.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our capital expenditure, working capital, dividend payments and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on oil market pricing and general economic, political and other factors beyond our control. We believe we could, during periods of economic downturn, access the capital markets and/or other available financial resources or reduce our capital and discretionary expenditure plans to strengthen our financial position.

Cash Flow Analysis

Cash Flows from Operating Activities

Net cash provided by operating activities was $812.4 million for the year ended December 31, 2012 compared to net cash provided by operating activities of $249.3 million for the year ended December 31, 2011. During the 2011 period, our cash flows reflect only ten months of operations of our Toledo refinery, which was acquired on March 1, 2011, and limited operations at our Delaware City refinery, which was not fully operational until October 2011. Our operating cash flows for the year ended December 31, 2012 included our net income of $804.0 million, plus net non-cash charges relating to depreciation and amortization of $97.7 million, pension and other post retirement benefits of $12.7 million, changes in the fair value of our catalyst lease and Toledo contingent consideration obligations of $6.4 million, change in the fair value of our inventory repurchase obligations of $4.6 million, the write-off of unamortized deferred financing fees related to retired debt of $4.4 million and stock-based compensation of $2.9 million, partially offset by a gain on asset sales of $2.3 million. In addition, net changes in working capital used $118.0 million in cash driven by increases in hydrocarbon purchases and sales volumes and their associated impact on inventory, accounts receivable, and hydrocarbon-related liabilities. Our operating cash flows for the year ended December 31, 2011 included our net income of $242.7 million, plus net non-cash charges relating to depreciation and amortization of $56.9 million, pension and other post retirement benefits of $9.8 million, change in the fair value of the Toledo contingent consideration of $5.2 million and stock-based compensation of $2.5 million, change in the fair value of our inventory repurchase obligations of $25.3 million, partially offset by changes in the fair value of our catalyst lease obligations of $7.3 million, and net cash used in working capital of $85.8 million.

Net cash provided by operating activities was $249.3 million for the year ended December 31, 2011 compared to net cash used in operating activities of $1.2 million for the year ended December 31, 2010. During 2011, our operations were comprised primarily of a full year of operations of our Paulsboro refinery, ten months of operations of our Toledo refinery, which was acquired on March 1, 2011, and activities to turnaround, reconfigure and re-start our Delaware City refinery. We began re-starting our Delaware City refinery in June 2011 and it was fully operational in October 2011. During most of 2010, we were a development stage company focused on the acquisition of oil refineries and other downstream assets in North America and activities to turnaround, reconfigure and re-start our Delaware City refinery. Our cash flow in 2010 was related to those activities, plus the results of operations of our Paulsboro refinery for the period from December 17, 2010 to December 31, 2010.

Cash Flows from Investing Activities

Net cash used in investing activities was $219.3 million for the year ended December 31, 2012 compared to net cash used in investing activities of $739.2 million for the year ended December 31, 2011. The net cash flows used in investing activities in the 2012 period was comprised of capital expenditures totaling $175.9 million, expenditures for turnarounds of $38.6 million, primarily at our Toledo refinery, and expenditures for other assets of $8.2 million, partially offset by $3.4 million in proceeds from the sale of assets. Net cash used in investing activities for the year ended December 31, 2011 consisted primarily of the acquisition of the Toledo refinery of $168.2 million, capital expenditures totaling $488.7 million, primarily related to the reconfiguration and re-start of our Delaware City refinery, expenditures for a turnaround at our Paulsboro refinery of $62.8 million and expenditures for other assets of $23.3 million slightly offset by $4.7 million in proceeds from the sale of assets.

Net cash used in investing activities was $739.2 million for the year ended December 31, 2011 compared to net cash used in investing activities of $501.3 million for the year ended December 31, 2010. Net cash used in investing activities for the year ended December 31, 2010 were comprised of cash paid for the acquisition of Delaware City for $224.3 million, cash paid for the acquisition of the Paulsboro refinery of $204.9 million, $69.1 million in expenditures primarily for the reconfiguration and re-start of the Delaware City refinery, and $3.0 million for other capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $357.4 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $384.6 million for the year ended December 31, 2011. For the 2012 period, net cash used in financing activities consisted primarily of purchases of PBF LLC Series A units from existing unit holders of $571.2 million, repayments of $484.6 million of long-term debt, net repayments on the ABL credit facility of $270.0 million, a contingent consideration payment related to the Toledo acquisition of $103.6 million, cash distributions to PBF LLC’s members of $161.0 million, $26.1 million for deferred financing costs, and $8.4 million for payments related to initial public offering costs, partially offset by net proceeds from the senior secured notes offering of $665.8 million, net proceeds from the sale of shares of Class A common stock in our initial public offering of $579.1 million, proceeds of $9.5 million from the Paulsboro catalyst lease and proceeds of $13.1 million from the exercise of PBF LLC warrants and options. For the year ended December 31, 2011, cash provided by financing activities consisted primarily of capital contributions from members of PBF LLC of $408.4 million, proceeds from the issuance of long-term debt of $488.9 million and proceeds from catalyst leases of $18.6 million, partially offset by principal repayments of $299.6 million on a seller note for inventory, repayments of long-term debt of $220.4 million and $11.2 million for deferred financing and other costs.

Net cash provided by financing activities was $384.6 million for the year ended December 31, 2011 compared to $639.2 million for the year ended December 31, 2010. Net cash provided by financing activities was $639.2 million for the year ended December 31, 2010. Cash provided by financing activities consisted of capital contributions from members of PBF LLC of $483.1 million; proceeds from the Delaware Economic Development Authority Loan in connection with the Delaware City acquisition of $20.0 million; proceeds from the Delaware City catalyst sale and leaseback of $17.7 million; proceeds from a term loan of $125.0 million; less the payment of deferred financing fees totaling $6.6 million.

Senior Secured Notes

On February 9, 2012, PBF Holding and its wholly-owned subsidiary, PBF Finance Corp., issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020. The net proceeds from the offering of approximately $665.8 million were used to repay our Paulsboro Promissory Note in the amount of $150.6 million, our Term Loan Facility in the amount of $123.8 million, our Toledo Promissory Note in the amount of $181.7 million, and to reduce indebtedness under the ABL Revolving Credit Facility. Our Executive Chairman of the Board of Directors, and certain of our other executives, purchased $25.5 million aggregate principal amount of the senior secured notes.

The Senior Secured Notes are secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the ABL Revolving Credit Facility). As of December 31, 2012, payment of the Senior Secured Notes is jointly and severally guaranteed by all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all or a portion of the Senior

Secured Notes at varying prices equal to no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the Senior Secured Notes contain covenant restrictions limiting certain types of additional debt, equity issuances, and payments. PBF Holding is in compliance with the covenants as of December 31, 2012.

Credit Facilities

ABL Revolving Credit Facility

On May 31, 2011, PBF Holding amended its ABL Revolving Credit Facility with UBS AG, Stamford Branch, as administrative agent and co-collateral agent and certain other lenders to increase its size to $500.0 million by including certain inventory and accounts receivable of the Toledo refinery in the borrowing base. A portion of the proceeds of the ABL Revolving Credit Facility was used on the closing date thereof to repay in full all amounts then outstanding under and to terminate the Products and Intermediates Inventory Promissory Note, dated as of March 1, 2011, in an aggregate principal amount equal to $299.6 million, issued by Toledo Refining in favor of Sunoco. In March, August, and September 2012, we amended the ABL Revolving Credit Facility again to increase the aggregate size to $965.0 million. The ABL Revolving Credit Facility was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017, and amend the borrowing base to include non-U.S. inventory, and was further amended on December 28, 2012 to increase the maximum availability to $1.575 billion. The amended and restated ABL Revolving Credit facility includes an accordion feature which allows for commitments of up to $1.8 billion. On an ongoing basis, the ABL Revolving Credit Facility is available to PBF Holding and its subsidiaries for working capital and other general corporate purposes.

The ABL Revolving Credit Facility contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt; distributions, dividends and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the senior secured notes facility documents; and sale and leaseback transactions. As of December 31, 2012, we were in compliance with these covenants.

As of December 31, 2012, the ABL Revolving Credit Facility provided for revolving loans of up to an aggregate of $1.575 billion, a portion of which was available in the form of letters of credit. The amount available for borrowings and letters of credit under the ABL Revolving Credit Facility is calculated according to a “borrowing base” formula based on (1) 90% of the book value of eligible accounts receivable with respect to investment grade obligors plus (2) 85% of the book value of eligible accounts receivable with respect to non-investment grade obligors plus (3) 80% of the cost of eligible hydrocarbon inventory plus (4) 100% of cash and cash equivalents in deposit accounts subject to a control agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $1.575 billion. As of December 31, 2012, there were no outstanding borrowings under the ABL Revolving Credit Facility. Additionally, we had $449.7 million in standby letters of credit issued and outstanding as of that date.

All obligations under the ABL Revolving Credit Facility are guaranteed (solely on a limited recourse basis) to the extent required to support the lien described in clause (y) below by PBF LLC, PBF Finance, and each of our domestic operating subsidiaries and secured by a lien on (y) PBF LLC’s equity interests in PBF Holding and (z) substantially all of the assets of the borrowers and the subsidiary guarantors (subject to certain exceptions). The lien of the ABL Revolving Credit Facility lenders ranks first in priority with respect to the following: all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral); all accounts receivables; all hydrocarbon inventory (other than the Saudi crude oil pledged under the letter of credit facility); to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing, (collectively, the “Revolving Loan Priority Collateral”). As a result of the payment in full of the Term Loan Facility, the Paulsboro Promissory Note and the Toledo Promissory Note with the net cash proceeds of the senior secured notes offering in February 2012, the ABL Revolving Credit Facility is now secured solely by the Revolving Loan Priority Collateral and the lien on the other assets previously part of the ABL Revolving Credit Facility collateral was released.

Letter of Credit Facility

PBF Holding, Paulsboro Refining and Delaware City Refining were party to a letter of credit facility with BNP Paribas (Suisse) SA, or BNP. The letter of credit facility was terminated in December 2012.

Cash Balances

As of December 31, 2012, our cash and cash equivalents totaled $285.9 million. We also had $12.1 million in restricted cash, which was included within deferred charges and other assets, net on our balance sheet. The restricted cash represents a trust fund we acquired in connection with the Paulsboro refinery acquisition and represents the estimated cost of environmental remediation obligations assumed.

Liquidity

As of December 31, 2012, our total liquidity, which is the sum of our cash and cash equivalents plus the amount of availability under the ABL Revolving Credit Facility, totaled approximately $599.2 million.

Working Capital

Working capital at December 31, 2012 was $704.8 million, consisting of $2,307.9 million in total current assets and $1,603.1 million in total current liabilities. Working capital at December 31, 2011 was $286.4 million, consisting of $1,946.5 million in total current assets and $1,660.1 million in total current liabilities. Our working capital for financial reporting purposes is significantly impacted by the way we account for our crude and feedstock and product offtake agreements as more fully described below.

Crude and Feedstock Supply Agreements

We acquire crude oil for our Paulsboro and Delaware City refineries under supply agreements whereby Statoil generally purchases the crude oil requirements for each refinery on our behalf and under our direction. Our agreement with Statoil for Paulsboro will terminate effective March 31, 2013, at which time we plan to source Paulsboro’s crude oil and feedstocks internally. We amended our agreement with Statoil for Delaware City in 2012 and the term was extended by Statoil through December 31, 2015. Statoil generally provides transportation and logistics services, risk management services and holds title to the crude oil until we purchase it as it enters the refinery process units. For our purchases of Saudi crude oil, we post letters of credit and arrange for shipment. We pay for the crude when we are invoiced and the letter of credit is lifted. Under the Statoil agreements, the amount of crude oil we own and the time we are exposed to market fluctuations is substantially reduced. Under generally accepted accounting principles we record the inventory owned by Statoil on our behalf as inventory with a corresponding accrued liability on our balance sheet because we have risk of loss while the Statoil inventory is in our storage tanks and because we have an obligation to repurchase Statoil’s inventory upon termination of the agreements at the then market value.

We have a similar agreement with MSCG to supply the crude oil requirements for our Toledo refinery, under which we take title to MSCG’s crude oil at certain interstate pipeline delivery locations. Payment for the crude oil under the Toledo agreement is due three days after it is processed by us or sold to third parties. We do not have to post letters of credit for these purchases and the Toledo agreement allows us to price and pay for our crude oil as it is processed, which reduces the time we are exposed to market fluctuations. We record an accrued liability at each period-end for the amount we owe MSCG for the crude oil that we own but have not processed. The accrued liability is based on the period-end market value, as it represents our best estimate of what we will pay for the crude oil.

In connection with the crude and feedstock supply agreements for our Paulsboro and Delaware City refineries, Statoil also purchases the refineries’ production of certain feedstocks or purchases feedstocks from third parties on the refineries’ behalf. Legal title to the feedstocks is held by Statoil and stored in the refineries’ storage tanks until they are needed for further use in the refining process. At that time, the feedstocks are drawn out of the storage tanks and purchased by the refineries. These purchases and sales are netted at cost and reported within cost of sales. The feedstock inventory owned by Statoil remains on our balance sheet with a corresponding accrued liability.

At December 31, 2012, the LIFO value of crude oil and feedstocks owned by Statoil included within inventory on our balance sheet was $257.9 million. The corresponding accrued liability for such crude oil and feedstocks was $266.2 million at that date.

Product Offtake Agreements

Our Paulsboro and Delaware City refineries sell their light finished products, certain intermediates and lube base oils to MSCG under a products offtake agreement. Legal title transfers to MSCG as the products leave the process units and enter the refinery storage facilities. On a daily basis MSCG, under a payment direction agreement, pays the purchase price of certain finished products directly to Statoil, the counterparty to our crude oil and feedstocks supply agreements, effectively netting our liability for crude and feedstock purchases. The payment direction agreement for Paulsboro will terminate effective March 31, 2013. Any shortfall or overage in the netting process is trued up between us and Statoil. Under generally accepted accounting principles, we defer the revenue on finished product sales and retain the inventory owned by MSCG on our balance sheet until MSCG ships the products out of our refinery storage facilities, which typically occurs within an average of six days.

In addition, MSCG purchases the daily production of certain intermediates and lube products. When needed for additional blending or sales to third parties, the Paulsboro and Delaware City refineries repurchase the intermediates or lubes from MSCG. These purchases and sales occur at the daily market price for the related products and are netted in cost of sales at cost. The inventory of intermediates and lubes owned by MSCG remain in inventory on our balance sheet and the net cash receipts result in a liability that is recorded at market price for the volumes held in storage with any change in the market price being recorded in cost of sales. In December 2012, we issued notices terminating the MSCG agreements for Paulsboro and Delaware City effective June 30, 2013.

At December 31, 2012, the LIFO value of light finished products, intermediates and lubes owned by MSCG included within inventory on our balance sheet was $417.9 million. The corresponding deferred revenue for light finished products and accrued liability for intermediates and lubes was $210.5 million and $270.4 million, respectively.

Contractual Obligations and Commitments

The following table summarizes our material contractual payment obligations as of December 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$718,942	$26,741	$16,701	$—	$675,500
Interest payments on debt facilities (a)	442,853	67,239	130,921	128,505	116,188
Delaware Economic Development Authority Loan (b)	—	—	—	—	—
Operating Leases (c)	190,687	43,683	61,445	45,205	40,354
Purchase obligations (d):
Crude Supply and Offtake Agreement	536,594	536,594	—	—	—
Other Supply and Capacity Agreements	507,830	66,405	97,619	88,866	254,940
Construction obligations	16,481	16,481	—	—	—
Refinery contingent consideration (e)	21,358	21,358	—	—	—
Environmental obligations (f)	15,287	2,677	1,635	1,856	9,119
Pension and post-retirement obligations (g)	70,332	3,029	5,801	11,094	50,408
Tax receivable agreement obligations (h)	160,011	1,007	29,200	20,199	109,605

Total contractual cash obligations	$2,680,375	$785,214	$343,322	$295,725	$1,256,114

(a)	Long-term Debt and Interest Payments on Debt Facilities

Long-term obligations represent (i) the repayment of indebtedness incurred in connection with the senior secured notes offering; and (ii) the repayment of our catalyst lease obligations on their maturity dates.

Interest payments on debt facilities include cash interest payments on the senior secured notes, catalyst lease obligation, plus cash payments for the commitment fee on the unused ABL Revolving Credit Facility and letter of credit fees on the letters of credit outstanding at December 31, 2012. With the exception of our catalyst leases, we have no long-term debt maturing before 2020 as of December 31, 2012.

(b)	Delaware Economic Development Authority Loan

The Delaware Economic Development Authority Loan converts to a grant in tranches of $4.0 million annually, starting at the one year anniversary of the Delaware City refinery’s “certified re-start date” provided we meet certain criteria, all as defined in the loan agreement. We expect that we will meet the requirements to convert the loan to a grant and that we will ultimately not be required to repay the $20.0 million loan. Our Delaware Economic Development Authority Loan is further explained at the Delaware Economic Development Authority Loan footnote in our consolidated financial statements, “Item 8. Financial Statements and Supplementary Data.”

(c)	Operating Leases

We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in the Commitments and Contingencies footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.” During 2012, we entered into agreements to lease or purchase approximately 2,400 crude railcars that will be utilized to transport crude by rail to our Delaware City refinery. Any such leases will commence as the railcars are delivered. Railcar deliveries began in the fourth quarter of 2012. In addition, in January 2013 we entered into an agreement to lease or purchase an additional 2,500 railcars that will also be utilized to transport crude by rail to our Delaware City refinery. We expect to begin taking delivery of these additional railcars in the second quarter of 2013.

(d)	Purchase Obligations

We have obligations to repurchase crude oil, feedstocks, certain intermediates and lube oils under various crude supply and product offtake agreements with MSCG and Statoil as further explained at the Summary of Significant Accounting Policies, Inventories and Accrued Expenses footnotes to our financial statements, “Item 8. Financial Statements and Supplementary Data.”

Payments under Other Supply and Capacity Agreements include contracts for the supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2012.

(e)	Refinery Contingent Consideration

In connection with the Toledo acquisition, the seller will be paid an amount equal to 25% of the amount by which the purchased assets’ EBITDA exceeds $125.0 million in a given calendar year through 2016, with a total maximum payout of $125.0 million. The purchased assets’ EBITDA is calculated using calendar year earnings we have earned solely from the purchase of Toledo including reasonable direct and allocated overhead expenses, not to exceed a fixed amount in any calendar year, less interest expense, income tax expense and depreciation and amortization expense as well as any significant extraordinary or non-recurring expenses, such as an asset impairment loss and any fees or expenses incurred by us in connection with the Toledo acquisition. We paid $103.6 million in April 2012 to Sunoco related to the amount of contingent consideration earned in 2011. The remaining $21.4 million will be paid to Sunoco in April 2013.

(f)	Environmental Obligations

In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and acquired a trust fund established to meet the state’s related financial assurance requirement, recorded as a liability in the amount of $12.1 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $15.3 million as of December 31, 2012.

In connection with the acquisition of the Delaware City assets, the prior owners remain responsible, subject to certain limitations, for certain pre-acquisition environmental obligations, including ongoing soil and groundwater remediation at the site.

In connection with the Delaware City assets and Paulsboro refinery acquisitions, we, along with the seller, purchased two individual ten year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each site.

In connection with the acquisition of Toledo, the seller initially retains, subject to certain limitations, remediation obligations which will transition to us over a 20-year period.

In connection with the acquisition of all three of our refineries, we assumed certain environmental obligations under regulatory orders unique to each site, including orders regulating air emissions from each facility.

(g)	Pension and Post-retirement Obligations

Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained at the Employee Benefit Plans footnote to our financial statements, “Item 8 Financial Statements and Supplementary Data.”

(h)	Tax Receivable Agreement Obligations

We used a portion of the proceeds from our IPO to purchase PBF LLC Series A Units from the pre-IPO owners of PBF LLC. In addition, the pre-IPO owners of PBF LLC may (subject to the terms of the exchange agreement) exchange their PBF LLC Series A Units for shares of Class A common stock of PBF Energy on a one-for-one basis. As a result of both the purchase of PBF LLC Series A Units and subsequent exchanges, PBF Energy will become entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. In addition, the purchase of PBF LLC Series A Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on the future disposition of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with our pre-IPO owners of PBF LLC that provides for the payment by PBF Energy to our previous owners of 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries.

PBF Energy expects to obtain funding for these payments by causing PBF Holding to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2012 include the pre-IPO owners of PBF LLC holding a 75.6% interest and PBF Energy holding a 24.4% interest. The pre-IPO owners may reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such a decrease in ownership would reduce subsequent pro-rata distributions, but may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure and Our Class A Common Stock—In certain cases payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our company.”

The table above reflects our estimated timing of payments under the tax receivable agreement assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2012, other than outstanding letters of credit in the amount of approximately $449.7 million.

Critical Accounting Policies

The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with Note 2 to our financial statements, “Item 8. Financial Statements and Supplementary Data.”

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.

Revenue and Deferred Revenue

We sell various refined products and recognize revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided.

Our Paulsboro and Delaware City refineries sell their light finished products, certain intermediates and lube base oils to MSCG under products offtake agreements. On a daily basis, MSCG purchases and pays for the refineries’ production of these products as they are produced, delivered to the refineries’ storage tanks and legal title passes to MSCG. The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the products are shipped out of our storage facilities by MSCG, which typically occurs within an average of six days. As a result, gross margin on these product sales is deferred until shipment occurs. In December 2012, we gave notice that we will terminate the offtake arrangements with MSCG effective June 30, 2013, at which time we intend to market and independently sell the products currently purchased by MSCG.

Under the offtake agreements, our Paulsboro and Delaware City refineries also enter into purchase and sale transactions of certain of their intermediates and lube base oils whereby MSCG purchases and pays for the refineries’ production of certain intermediates and lube products as they are produced and legal title passes to MSCG. The intermediate products are held in the refineries’ storage tanks until they are needed for further use in the refining process. The refineries have the right to repurchase lube products and do so to supply other third parties with that product. When the refineries need intermediates or when they repurchase lube products, the products are drawn out of their storage tanks, title passes back to the refineries and MSCG is paid for those products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to the counterparty. Inventory remains at cost, valued on a LIFO basis and the net cash receipts result in a liability that is recorded at market price for the volumes held in storage with any change in the market price being recorded in costs of sales. The liability represents the amount we expect to pay to repurchase the volumes in storage. In December 2012, we gave notice that we will terminate the offtake arrangements with MSCG effective June 30, 2013, at which time we intend to purchase from MSCG the certain intermediate and lube products owned by them at that date.

Our Paulsboro and Delaware City refineries sell and purchase feedstocks under supply agreements primarily with Statoil. Statoil purchases the refineries’ production of certain feedstocks or purchases feedstocks from third parties on the refineries’ behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refineries’ storage tanks until they are needed for further use in the refining process. At that time the feedstocks are drawn out of the storage tanks and purchased by us. These purchases and sales are settled monthly at the daily market prices related to those feedstocks. These transactions are considered to be made in the contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to the counterparty. Inventory remains at cost and the net cash receipts result in a liability. The Statoil crude supply agreement with Paulsboro will terminate effective March 31, 2013, at which time we intend to purchase from Statoil the feedstocks owned by them at that date.

Inventory

Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.

Our Paulsboro and Delaware City refineries acquire substantially all of their crude oil from Statoil under our crude supply agreements whereby we take title to the crude oil as it is delivered to our processing units. We have risk of loss while the Statoil inventory is in our storage tanks. We are obligated to purchase all the crude oil held by Statoil on our behalf upon termination of the agreements. In addition, we are obligated to purchase a fixed volume of the Paulsboro feedstocks from Statoil when the arrangement is terminated. As a result of the purchase obligations, we record the inventory of crude oil and feedstocks in the refineries’ storage facilities. The purchase obligations contain derivatives that change in value based on changes in commodity prices. Such changes are included in our cost of sales. Our agreement with Statoil for Paulsboro will terminate effective March 31, 2013, at which time we plan to source crude oil and feedstocks internally.

For the period from March 1, 2011 through May 31, 2011, our Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil supply agreement whereby we took title to the crude oil as it was delivered to the refinery processing units. We had custody and risk of loss for MSCG’s crude oil stored on the refinery premises. As a result, we recorded the crude oil in the Toledo refinery’s storage facilities as inventory with a corresponding accrued liability. Effective June 1, 2011 we entered into a new supply agreement with MSCG under which we take legal title to the crude oil at certain interstate pipeline delivery locations. We record an accrued liability at each period-end for the amount we owe MSCG for the crude oil that we own but have not processed. The accrued liability is based on the period-end market value, as it represents our best estimate of what we will pay for the crude oil.

Environmental Matters

Liabilities for future clean-up costs are recorded when environmental assessments and/or clean-up efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

Long-Lived Assets and Definite-Lived Intangibles

We review our long and finite lived assets for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Impairment is evaluated by comparing the carrying value of the long and finite lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their ultimate disposition. If such analysis indicates that the carrying value of the long and finite lived assets is not considered to be recoverable, the carrying value is reduced to the fair value.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management would utilize assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results.

Indefinite-lived Assets

We consider precious metals catalyst and linefill to be indefinite-lived assets as they are not expected to deteriorate in their prescribed functions. These assets are not depreciated, but are assessed for impairment.

Deferred Turnaround Costs

Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries are capitalized when incurred and amortized on a straight-line basis over the period of time estimated until the next turnaround occurs (generally three to five years).

Derivative Instruments

We are exposed to market risk, primarily related to changes in commodity prices for the crude oil and feedstocks we use in the refining process as well as the prices of the refined products we sell. The accounting treatment for commodity contracts depends on the intended use of the particular contract and on whether or not the contract meets the definition of a derivative. Non-derivative contracts are recorded at the time of delivery.

All derivative instruments that are not designated as normal purchase or sales are recorded in our balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchase and sales exemption are accounted for upon settlement. Prior to June 30, 2011 we did not apply hedge accounting to any of our derivative instruments. Effective July 1, 2011, we elected fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.

Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives; determination of the fair value of derivatives; identification of hedge relationships; assessment and measurement of hedge ineffectiveness; and election and designation of the normal purchases and sales exception. All of these judgments, depending upon their timing and effect, can have a significant impact on earnings.

Income Taxes and Tax Receivable Agreement

As PBF LLC is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for federal or state income tax in the accompanying financial statements for periods prior to the closing of our initial public offering on December 18, 2012. Effective with the completion of our initial public offering, we recognize an income tax expense or benefit in our consolidated financial statements based on our allocable share of PBF LLC’s pre-tax income (loss). We do not recognize any income tax expense or benefit related to the noncontrolling interest in PBF LLC.

Effective upon the completion of our initial public offering, we provide for deferred income taxes for temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities at each balance sheet date, using enacted tax rates expected to be in effect when the related taxes are expected to be paid or received. A deferred tax asset may be reduced by a valuation allowance when we, after assessing the probability of future taxable income and evaluating alternative tax planning strategies, determine that it is more likely than not that the future tax benefit may not be realized. If future taxable income differs from our estimates or if expected tax planning strategies are not available as anticipated, adjustments to the valuation allowance may be needed. Deferred tax assets and liabilities may be adjusted in the future for the effect of changes in tax laws or rates on the date of enactment.

Pursuant to the tax receivable agreement we entered into at the time of our initial public offering, we are required to pay PBF LLC Series A Unit holders, who exchange their units for PBF Energy stock or whose units we purchase, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the tax receivable agreement. We have recognized a liability for the tax receivable agreement reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement. Our estimate of the tax agreement liability is based on forecasts of future taxable income over the anticipated life of our future business operations, assuming no material changes in the relevant tax law. The assumptions used in the forecasts are subject to substantial uncertainty about our future business operations and the actual payments that we are required to make under the tax receivable agreement could differ materially from current estimate. We must adjust the estimated tax receivable agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for our Class A common stock. Such adjustments will be based on forecasts of future taxable income and our future business operations at the time of such purchases or exchanges. Periodically, we may adjust the liability based on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. These periodic adjustments to the tax receivable liability, if any, may result in adjustments to our income tax expense and deferred tax assets and liabilities.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements requiring adoption subsequent to December 31, 2012 that would have a significant impact on our results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, interest rates, or to capture market opportunities.

Commodity Price Risk

In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refinery gross product margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.

The prices of crude oil, refined products and other commodities are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are beyond our control. The crude and feedstock supply agreements for our Paulsboro and Delaware City refineries allow us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point, reducing the time we are exposed to market fluctuations before the finished refined products are sold. Our offtake agreements with MSCG for our Paulsboro and Delaware City refineries allow us to sell our light finished products and certain intermediates and lube base oils as they are produced.

We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 14.4 million barrels and 14.6 million barrels at December 31, 2012 and 2011, respectively. The average cost of our hydrocarbon inventories was approximately $101.89 and $101.93 per barrel on a LIFO basis at December 31, 2012 and 2011, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 37 million MMBTUs of natural gas amongst our three refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $37 million.

We periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil, finished products and natural gas to fuel our refinery operations.

We may also use non-trading derivative instruments to manage price risks associated with inventories above or below a baseline we set for our target levels of hydrocarbon inventories. We may engage in the purchase and sale of physical commodities, derivatives, options, over-the-counter products and various exchange-traded instruments. We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of operations.

Interest Rate Risk

During 2012, we amended the terms of our ABL Revolving Credit Facility to increase the size of our asset-based revolving credit facility from $500.0 million to $1.575 billion. Borrowings under our ABL Revolving Credit Facility bear interest at the Adjusted LIBOR Rate plus 1.75% to 2.50%, depending on our debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by $15.8 million annually.

We also have interest rate exposure in connection with our Statoil and MSCG crude oil and offtake agreements under which we pay a time value of money charge based on LIBOR.

Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our customers. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Concentration Risk

MSCG and Sunoco accounted for 57% and 10%, respectively, of our total sales for the year ended December 31, 2012 and 52% and 12%, respectively, of our total sales for the year ended December 31, 2011. Sunoco and Statoil accounted for 10% and 28%, respectively, of total trade accounts receivable as of December 31, 2012 and 19% and 11%, respectively, of total trade accounts receivable as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2012. Based on that evaluation, the Company’s principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management has not identified any changes in our internal control over financial reporting that occurred during the period from December 18, 2012 through December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item will be contained in our 2013 Proxy Statement, incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.pbfenergy.com under the heading “Investors”. Any amendments to the Code of Business Conduct and Ethics or any grant of a waiver from the provisions of the Code of Business Conduct and Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website.

See also Executive Officers of the Registrant under “Item 1. Business” of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE	COMPENSATION

The information required under this Item will be contained in our 2013 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchasers of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans.”

Additional information required by this Item will be contained in our 2013 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item will be contained in our 2013 Proxy Statement, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item will be contained in our 2013 Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements. The consolidated financial statements of PBF Energy Inc. and subsidiaries, required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements beginning on page F-1.

2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

3.1	Amended and Restated Certificate of Incorporation of PBF Energy Inc. (Incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

3.2	Amended and Restated Bylaws of PBF Energy Inc. (Incorporated by reference to Exhibit 3.2 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

4.1	Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

4.2	Indenture, dated as of February 9, 2012, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.1†	Asset Sale and Purchase Agreement, dated as of December 2, 2010, by and between Toledo Refining Company, LLC and Sunoco, Inc. (R&M), as amended as of January 18, 2011, February 15, 2011 and February 28, 2011 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.2†	Offtake Agreement, dated as of March 1, 2011, by and between Toledo Refining Company LLC and Sunoco, Inc. (R&M) (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.2.1	Assignment and Assumption Agreement, dated as of March 1, 2012, by and between Toledo Refining Company LLC, PBF Holding Company LLC, and Sunoco, Inc. (R&M) (Incorporated by reference to Exhibit 10.4.1 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.3†	Amended and Restated Products Offtake Agreement, dated as of August 30, 2012, between Morgan Stanley Capital Group Inc., PBF Holding Company LLC and Paulsboro Refining Company LLC (Incorporated by reference to Exhibit 10.25 filed with PBF Energy Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.3.1	First Amendment to Amended and Restated Products Offtake Agreement, dated as of October 11, 2012, between Morgan Stanley Capital Group Inc., PBF Holding Company LLC and Paulsboro Refining Company LLC (Incorporated by reference to Exhibit 10.25.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

Number	Description

10.4†	Second Amended and Restated Products Offtake Agreement, dated as of July 30, 2012, between Morgan Stanley Capital Group Inc., Transmontaigne Product Services Inc., Delaware City Refining Company LLC and PBF Holding Company LLC, amended as of September 1, 2012 (Incorporated by reference to Exhibit 10.24 filed with PBF Energy Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.4.1	Second Amendment to Second Amended and Restated Products Offtake Agreement, dated as of October 11, 2012, between Morgan Stanley Capital Group Inc., Transmontaigne Product Services Inc., Delaware City Refining Company LLC and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.24.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.5†	Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012, by and between Morgan Stanley Capital Group Inc. and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.23 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.5.1	First Amendment to Amended and Restated Crude Oil Acquisition Agreement, dated as of June 28, 2012, by and between PBF Holding Company LLC and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23.1 filed with PBF Energy Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.5.2	Second Amendment to Amended and Restated Crude Oil Acquisition Agreement, dated as of October 11, 2012, by and between PBF Holding Company LLC and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23.2 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.6†	Crude Oil/Feedstock Supply/Delivery and Services Agreement, effective as of April 7, 2011, by and between Statoil Marketing & Trading (US) Inc. and Delaware City Refining Company LLC, as amended as of July 29, 2011 (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.6.1	Agreement on Modification to the DCR Crude Supply Agreement, effective as of October 31, 2012, by and between Statoil Marketing & Trading (US) Inc. and Delaware City Refining Company LLC (Incorporated by reference to Exhibit 10.8.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.7†	Crude Oil/Feedstock Supply/Delivery and Services Agreement, effective as of December 16, 2010, by and between Statoil Marketing & Trading (US) Inc. and PBF Holding Company LLC, as amended as of January 7, 2011, April 26, 2011 and July 28, 2011 (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.7.1†	Fourth Amendment to Crude Oil/Feedstock Supply/Delivery and Services Agreement, entered into as of August 2, 2012, by and among Statoil Marketing & Trading (US) Inc., Paulsboro Refining Company LLC and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.9.1 filed with PBF Energy Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.8	Second Amended and Restated Revolving Credit Agreement dated as of October 26, 2012, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Toledo Refining Company LLC, the lenders party thereto in their capacities as lenders thereunder, UBS AG, Stamford Branch, as Administrative Agent and Co-Collateral Agent, and Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Collateral Agents (Incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

Number	Description

10.8.1	Amendment No. 1 and Increase Joinder Agreement to Second Amended and Restated Revolving Credit Agreement, dated as of December 28, 2012, entered into by and among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Toledo Refining Company LLC, each other loan party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.10.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

10.9	Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.10	Exchange Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.11	Tax Receivable Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.12	Stockholders’ Agreement of PBF Energy Inc. (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.13**	Second Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas D. O’Malley (Incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.14**	Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.15**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.16**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Donald F. Lucey (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.17**	Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Michael D. Gayda (Incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.18**	Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (Incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.19	Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.20**	PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.21**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.22*/**	Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan

Number	Description

21.1*	Subsidiaries of PBF Energy Inc.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of KPMG LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Indicates management compensatory plan or arrangement.
†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the SEC.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and the Board of Directors of

PBF Energy Inc. and subsidiaries:

We have audited the accompanying combined and consolidated balance sheets of PBF Energy Inc. and subsidiaries (combined and consolidated with PBF Energy Company LLC and subsidiaries) (the “Company”) as of December 31, 2012 and 2011, and the related combined and consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. These combined and consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of PBF Energy Inc. and subsidiaries (combined and consolidated with PBF Energy Company LLC and subsidiaries) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 28, 2013

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$285,884	$50,166
Accounts receivable	503,796	316,252
Inventories	1,497,119	1,516,727
Deferred tax asset	7,717	—
Prepaid expenses and other current assets	13,388	63,359

Total current assets	2,307,904	1,946,504
Property, plant and equipment, net	1,635,587	1,513,947
Deferred tax assets	112,862	—
Deferred charges and other assets, net	197,349	160,658

Total assets	$4,253,702	$3,621,109

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$360,057	$286,067
Accrued expenses	1,032,474	1,180,812
Current portion of long-term debt	—	4,014
Deferred revenue	210,543	189,234

Total current liabilities	1,603,074	1,660,127
Delaware Economic Development Authority loan	20,000	20,000
Long-term debt	709,980	780,851
Payable to related parties pursuant to tax receivable agreement	159,004	—
Other long-term liabilities	38,099	49,213

Total liabilities	2,530,157	2,510,191
Commitments and contingencies
Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 23,571,221 shares issued and outstanding at December 31, 2012, no shares authorized or outstanding at December 31, 2011	24	—
Class B common stock, no par value, 1,000,000 shares authorized, 41 shares issued and outstanding at December 31, 2012, no shares authorized or outstanding at December 31, 2011	—	—
Preferred stock, no par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2012, no shares authorized or outstanding at December 31, 2011	—	—
Additional paid in capital	417,835	—
Retained earnings	1,956	—
Former controlling interest equity	—	1,113,294
Accumulated other comprehensive loss	(61)	(2,376)

Total PBF Energy Inc. equity	419,754	1,110,918
Noncontrolling interest	1,303,791	—

Total equity	1,723,545	1,110,918

Total liabilities and equity	$4,253,702	$3,621,109

See notes to consolidated financial statements.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

	Year ended December 31,
	2012	2011	2010
Revenues	$20,138,687	$14,960,338	$210,671
Costs and expenses
Cost of sales, excluding depreciation	18,269,078	13,855,163	203,971
Operating expenses, excluding depreciation	738,824	658,831	25,140
General and administrative expenses	120,443	86,183	15,859
Gain on sale of assets	(2,329)	—	—
Acquisition related expenses	—	728	6,051
Depreciation and amortization expense	92,238	53,743	1,402

	19,218,254	14,654,648	252,423

Income (loss) from operations	920,433	305,690	(41,752)
Other income (expense)
Change in fair value of contingent consideration	(2,768)	(5,215)	—
Change in fair value of catalyst leases	(3,724)	7,316	(1,217)
Interest expense, net	(108,629)	(65,120)	(1,388)

Income before income taxes	805,312	242,671	(44,357)
Income tax expense	(1,275)	—	—

Net income (loss)	804,037	$242,671	$(44,357)

Less: net income attributable to noncontrolling interest and former controlling interest	802,081

Net income attributable to PBF Energy Inc.	$1,956

Weighted-average shares of Class A common stock outstanding:
Basic	23,570,240

Diluted	97,230,904

Net income available to Class A common stock per share:
Basic	$.08

Diluted	$.08

See notes to consolidated financial statements.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$804,037	$242,671	$(44,357)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	2	5	3
Amortization of defined benefit plans unrecognized net gain (loss)	(6,567)	(1,332)	(1,034)

Total other comprehensive loss	(6,565)	(1,327)	(1,031)

Comprehensive income (loss)	797,472	$241,344	$(45,388)

Less: Comprehensive income attributable to noncontrolling interest and former controlling interest	795,577

Comprehensive income attributable to PBF Energy Inc.	$1,895

See notes to consolidated financial statements.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	PBF Energy Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Former Controlling Interest Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	—	$—	$—	$—	$(18)	$(1,953)	$20,665	$18,694
Comprehensive loss	—	—	—	—	—	—	(1,031)	(44,357)	—	(45,388)
Equity reorganization	—	—	—	—	—	—	—	20,665	(20,665)	—
Member capital contributions	—	—	—	—	—	—	—	483,055	—	483,055
Stock based compensation	—	—	—	—	—	—	—	2,300	—	2,300

Balance, December 31, 2010	—	—	—	—	—	—	(1,049)	459,710	—	458,661
Comprehensive income	—	—	—	—	—	—	(1,327)	242,671		241,344
Member capital contributions	—	—	—	—	—	—	—	408,397	—	408,397
Stock based compensation	—	—	—	—	—	—	—	2,516	—	2,516

Balance, December 31, 2011	—	—	—	—	—	—	(2,376)	1,113,294	—	1,110,918
Comprehensive income	—	—	—	—	—	1,956	(6,565)	792,076	10,005	797,472
Exercise of PBF Energy Company LLC warrants and options	—	—	—	—	—	—	—	13,107	—	13,107
Distributions to former controlling interest holders	—	—	—	—	—	—	—	(160,965)	—	(160,965)
Stock based compensation	—	—	—	—	88	—	—	2,866	—	2,954
Issuance of Class B common stock	—	—	39	—	—	—	—	—	—	—
Sale of Class A common stock in initial public offering, net of $42,109 in issuance costs and underwriters’ discount	23,567,686	24	—	—	570,627	—	—	—	—	570,651
Purchase PBF Energy Company LLC units from former controlling interest holders	—	—	—	—	(570,650)	—	—	(510)	—	(571,160)
Record deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(39,432)	—	—	—	—	(39,432)
Record initial allocation of non-controlling interest upon completion of initial public offering	—	—	—	—	457,202	—	8,689	(1,759,868)	1,293,977	—
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	3,535	—	2	—	—	—	—	—	—	—
Noncontrolling Interest	—	—	—	—	—	—	191	—	(191)	—

Balance, December 31, 2012	23,571,221	$24	41	$—	$417,835	$1,956	$(61)	$—	$1,303,791	$1,723,545

See notes to consolidated financial statements.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$804,037	$242,671	$(44,357)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	97,650	56,919	1,530
Stock-based compensation	2,954	2,516	2,300
Change in fair value of catalyst lease obligation	3,724	(7,316)	1,217
Change in fair value of contingent consideration	2,768	5,215	—
Non-cash change in inventory repurchase obligations	4,576	25,329	2,043
Write-off of unamortized deferred financing fees	4,391	—	—
Pension and other post retirement benefit costs	12,684	9,769	372
(Gain) loss on sale of assets	(2,329)	—	56
Changes in current assets and current liabilities:
Accounts receivable	(187,544)	(279,315)	(36,438)
Inventories	(80,097)	(512,054)	14,126
Other current assets	49,971	(56,953)	(8,649)
Accounts payable	73,990	249,765	23,294
Accrued expenses	35,892	395,093	40,474
Deferred revenue	21,309	122,895	3,000
Other assest and liabilities	(31,543)	(5,252)	(176)

Net cash provided by (used in) operations	812,433	249,282	(1,208)
Cash flows from investing activities
Acquisition of Toledo refinery, net of cash received from sale of assets	—	(168,156)	—
Acquisition of Paulsboro refinery and pipeline	—	—	(204,911)
Acquisition of Delaware City refinery assets	—	—	(224,275)
Expenditures for property, plant and equipment	(175,900)	(488,721)	(72,118)
Expenditures for deferred turnarounds costs	(38,633)	(62,823)	—
Expenditures for other assets	(8,155)	(23,339)	—
Proceeds from sale of assets	3,381	4,700	—
Other	—	(854)	(8)

Net cash used in investing activities	(219,307)	(739,193)	(501,312)
Cash flows from financing activities
Proceeds from members’ capital contributions to PBF Energy Company LLC (former controlling interest)	—	408,397	483,055
Proceeds from exercise of Series A options and warrants of PBF Energy Company LLC	13,107	—	—
Distribution to PBF Energy Company LLC members	(160,965)	—	—
Proceeds from sale of Class A common stock, net of underwriters’ discount of $33,702	579,058	—	—
Purchase of PBF Energy Company LLC Series A units from existing unit holders	(571,160)	—	—
Payment of costs associated with initial public offering	(8,408)	—	—
Proceeds from 8.25% Senior secured notes	665,806	—	—
Proceeds from long-term debt	430,000	488,894	125,000
Proceeds from Economic Development Authority loan	—	—	20,000
Proceeds from catalyst lease	9,452	18,624	17,740
Repayment of seller note for inventory	—	(299,645)	—
Repayment of long-term debt	(1,184,597)	(220,401)	—
Payment of contingent consideration related to acquisition of Toledo refinery	(103,642)	—	—
Deferred financing costs and other	(26,059)	(11,249)	(6,589)

Net cash (used in) provided by financing activities	(357,408)	384,620	639,206
Net increase (decrease) in cash and cash equivalents	235,718	(105,291)	136,686
Cash and equivalents, beginning of period	50,166	155,457	18,771

Cash and equivalents, end of period	$285,884	$50,166	$155,457

Supplemental cash flow disclosures
Non-cash activities:
Promissory note issued for Toledo refinery acquisition	$—	$200,000	$—
Senior secured seller note issued for Paulsboro refinery acquisition	—	—	160,000
Seller note issued for acquisition of inventory	—	299,645	—
Fair value of Toledo refinery contingent consideration	—	117,017	—
Accrued construction in progress	16,481	5,909	40,429
Non-cash impact of inventory supply and offtake agreements on inventory and accrued expenses	99,705	322,399	292,353
Cash paid during the year for:
Interest (including capitalized interest of $6,697 and $13,027 in 2012 and 2011)	89,233	67,020	—
Income taxes	—	—	—

See notes to consolidated financial statements.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

1- ORGANIZATION AND BASIS OF PRESENTATION

PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation on November 7, 2011 for the purpose of facilitating an initial public offering (“IPO”) of its common equity and to become the sole managing member of PBF Energy Company LLC (“PBF LLC”). Prior to completion of its IPO and the reorganization transactions described below under “IPO—Related Reorganization Transactions”, PBF Energy had not engaged in any business or other activities except in connection with its formation and the IPO. On December 12, 2012, PBF Energy completed an IPO of 23,567,686 shares of its Class A common stock at a public offering price of $26.00 per share. The IPO subsequently closed on December 18, 2012. PBF Energy used the net proceeds of the offering to acquire approximately 24.4% of the membership interests in PBF LLC and to pay offering expenses. As a result of the initial public offering and related reorganization transactions, PBF Energy became the sole managing member of PBF LLC with a controlling voting interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC Series A Unit holders. The financial statements and results of operations for periods prior to the completion of PBF Energy’s IPO and the related reorganization transactions are those of PBF LLC. Collectively, PBF Energy and PBF LLC are referred to hereinafter as the “Company”.

Effective with the completion of the PBF Energy IPO and related reorganization transactions, PBF LLC is a minority-owned, controlled and consolidated subsidiary of the PBF Energy. PBF LLC, a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding Company LLC (“PBF Holding”), which is a wholly-owned subsidiary of PBF LLC.

Substantially all of the Company’s operations are in the United States. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

2010 Reorganization

PBF Investments LLC (“PBFI”) was formed effective March 1, 2008 and served as the sole member of PBF GP LLC (the “General Partner”) and owner of Class B Units in PBF Energy Partners LP (the “Partnership”). The members of PBFI also owned Class A units of the Partnership, which was presented as a noncontrolling interest by PBFI. The entities were formed to pursue acquisitions of crude oil refineries in North America. During 2010, the entities were reorganized (the “2010 Reorganization”). In March 2010, PBF Holding was formed as a subsidiary of the Partnership. Effective June 1, 2010, the Partnership was converted to a limited liability company and renamed PBF Energy Company LLC. Also on June 1, 2010, the Partnership Class B Units owned by the members of PBFI were contributed to PBF LLC and the Partnership Class B Units were cancelled. The Partnership Class A Units were also cancelled and the members of PBFI received Series A Units in PBF LLC equal to the value of their original Class A and B Units in the Partnership. PBFI was then contributed by PBF LLC to PBF Holding and PBFI became a subsidiary of PBF Holding. The reorganization represents a series of

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

2010 Reorganization (Continued)

transactions among entities under common control of the members. Accordingly, the historical operations of PBFI are combined with PBF LLC for all periods presented and the transactions that affected the reorganization were reported at historical cost.

IPO-Related Reorganization Transactions

Concurrent with completion of the IPO, PBF LLC’s limited liability company agreement was amended and restated, among other things, to designate PBF Energy as the sole managing member of PBF LLC and to establish the PBF LLC Series C Units which are held solely by PBF Energy. The PBF LLC Series A Units continue to be held by parties other than PBF Energy (“the pre-IPO owners of PBF LLC”). The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. Following the IPO, profits and losses of PBF LLC are allocated, and all distributions generally will be made, pro rata to the holders of PBF LLC Series A Units and PBF LLC Series C Units. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition.

As part of the IPO and reorganization transactions, each holder of PBF LLC Series A Units received one share of PBF Energy Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of PBF Energy for each PBF LLC Series A Unit held by such holder. Holders of PBF Energy Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law. In connection with the IPO and related reorganization transactions, PBF Energy, PBF LLC and PBF LLC Series A Unit holders also entered into an exchange agreement pursuant to which each of the existing the pre-IPO owners of PBF LLC and other holders who acquire PBF LLC Series A Units upon the exercise of certain warrants and options, will have the right to cause PBF LLC to exchange their PBF LLC Series A Units for shares of PBF Energy Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2012, there were 72,972,131 PBF LLC Series A Units held by parties other than PBF Energy which upon exercise of the right to exchange would exchange for 72,972,131 shares of PBF Energy Class A common stock. In addition, as of that date, there were options and warrants to acquire 1,253,144 PBF LLC Series A Units outstanding, that upon exercise, could be exchanged for 1,253,144 shares of PBF Energy Class A common stock.

Initial Public Offering

On December 12, 2012, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of PBF Energy to be offered and sold in an initial public offering was declared effective. On December 12, 2012, PBF Energy completed an IPO of 23,567,686 shares of Class A common stock at a public offering price of $26.00 per share. The IPO closed on December 18, 2012.

PBF Energy used proceeds from the offering in the amount of $571.2 million to purchase 21,967,686 PBF LLC Series A Units from funds affiliated with The Blackstone Group L.P. and First Reserve Management, L.P., PBF LLC’s

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Initial Public Offering (Continued)

financial sponsors, which were then reclassified as PBF LLC Series C Units. The remaining proceeds from the initial public offering in the amount of $41.6 million were used to acquire 1,600,000 newly-issued PBF LLC Series C Units from PBF LLC. PBF LLC used the proceeds from the sale of the PBF LLC Series C Units to pay the expenses of the IPO. There was no change in carrying value of PBF LLC’s assets and liabilities as a result of the IPO or the IPO-related reorganization transactions.

The following table summarizes the proceeds and use of proceeds from the IPO:

PBF Energy Inc.
Gross proceeds from 23,567,868 Class A common shares	$612,760
Use of Proceeds:
Purchase PBF LLC Series A Units from existing owners	(571,160)
Purchase newly-issued PBF LLC Series C Units	(41,600)

PBF Energy Inc.net proceeds	$—

PBF Energy Company LLC
Gross proceeds from sale of PBF LLC Series C Units to PBF Energy	$41,600
Use of Proceeds:
IPO related expenses, including aggregate underwriting discounts of $33,700	(41,600)

PBF Energy Company LLC net proceeds	$—

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Noncontrolling Interest

As a result of the IPO and the related reorganization transactions, PBF Energy is the sole managing member of, and has a controlling voting interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the PBF LLC Series A Unit holders. Noncontrolling interest on the consolidated statements of operations represents the portion of net income or loss attributable to the economic interest in PBF Energy held by the PBF LLC Series A Unit holders. Noncontrolling interest on the consolidated balance sheets represents the portion of net assets of PBF Energy attributable to the PBF LLC Series A Unit holders, based on the number of PBF LLC Series A units held by such holders. The noncontrolling interest ownership percentage as of December 18, 2012 and December 31, 2012 is calculated as follows:

	Holders of PBF LLC Series A Units	PBF Energy Outstanding Class A Common Shares	Total *
December 18, 2012	72,974,072	23,567,686	96,541,758
	75.6%	24.4%	100%
December 31, 2012	72,972,131	23,571,221	96,543,352
	75.6%	24.4%	100%

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of the PBF Energy’s Class A common stock on a one-for-one basis.

The noncontrolling interest associated with the initial investment by PBF Energy in PBF LLC is calculated as follows:

PBF LLC equity balance as of December 31, 2012	$1,759,584
PBF LLC Series B temporary equity as of December 31, 2012	4,580
Less: PBF LLC accumulated other comprehensive income from December 18, 2012 through December 31, 2012	252
Less: PBF LLC net income from December 18, 2012 through December 31, 2012	(13,236)

Total PBF LLC equity at IPO	1,751,180
PBF Energy equity adjustments at IPO (1)	531,306
Less: PBF Energy investment in PBF LLC	(570,650)

PBF Energy equity at IPO	1,711,836
Noncontrolling ownership interest	75.6%

Balance of non controlling interest as of December 18, 2012	$1,293,977

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Noncontrolling Interest (Continued)

(1)	Includes the net impact to equity of the issuance of PBF Energy Class A common stock in the IPO, net of issuance costs and underwriters’ discount and adjustments for the recognition of deferred tax assets and liabilities and the tax receivable agreement obligation in connection with the IPO.

Comprehensive income includes net income and other comprehensive income arising from activity related to the Company’s defined benefit employee benefit plan and unrealized gain on available for sale securities. The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests for the year ended December 31, 2012:

	Attributable to PBF Energy Inc.	Noncontrolling Interest	Total
Net income	$1,956	$802,081	$804,037
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	2	2
Amortization of defined benefit plans unrecognized net gain (loss)	(61)	(6,506)	(6,567)

Total other comprehensive loss	(61)	(6,504)	(6,565)

Total comprehensive income	$1,895	$795,577	$797,472

The following summarizes the noncontrolling interest share of PBF LLC’s net income for the period from December 18, 2012, the effective date of the IPO, to December 31, 2012:

Income before income taxes	$13,236
Net income attributable to the noncontrolling interest (75.6%)	$10,005

Tax Receivable Agreement

PBF LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of PBF LLC Series A Units for PBF Energy Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of PBF LLC at the time of an exchange of PBF LLC Series A Units. As a result of both the initial purchase of PBF LLC Series A Units from the PBF LLC Series A Unit holders in connection with the IPO and subsequent exchanges, PBF Energy will become entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. In addition, the purchase of PBF LLC Series A Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

PBF Energy entered into a tax receivable agreement with the PBF LLC Series A Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to the PBF LLC Series A Unit holders of

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Tax Receivable Agreement (Continued)

an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefit deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of the purchase or exchanges of PBF LLC Series A Units and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless PBF Energy exercises its right to terminate the Tax Receivable Agreement, PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or certain changes of control occur, in which case all obligations will generally be accelerated and due as calculated under certain assumptions.

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC. However, as PBF Energy is a holding company with limited operations of its own, its ability to make payments under the Tax Receivable Agreement is dependent upon PBF LLC’s ability to make future distributions.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

These consolidated financial statements include the accounts of PBF Energy and subsidiaries in which PBF Energy has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements include the accounts of PBFI, the General Partner, and the Partnership until June 1, 2010, the date of the 2010 Reorganization and the accounts of PBF LLC and its wholly-owned subsidiaries subsequent to the 2010 Reorganization. For the period from March 1, 2008 to December 16, 2010, PBF LLC was considered to be in the development stage. With the acquisition of the Paulsboro refinery and commencement of refining operations on December 17, 2010, it ceased to be a development stage company.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the cash equivalents approximates fair value due to the short-term maturity of those instruments.

Concentrations of Credit Risk

For the year ended December 31, 2012, Morgan Stanley Capital Group Inc. (“MSCG”) and Sunoco, Inc. (R&M) (“Sunoco”) accounted for 57% and 10% of the Company’s revenues, respectively. As of December 31, 2012,

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk (Continued)

Statoil Marketing and Trading (US) Inc. (“Statoil”) and Sunoco accounted for 28% and 10% of accounts receivables, respectively.

For the year ended December 31, 2011, MSCG and Sunoco accounted for 52% and 12% of the Company’s revenues, respectively. As of December 31, 2011, Sunoco and Statoil accounted for 19% and 11% of accounts receivables, respectively.

MSCG accounted for 90% of total sales for the year ended December 31, 2010.

Revenue, Deferred Revenue and Accounts Receivable

The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided. The Company’s Toledo refinery has a products offtake agreement with Sunoco under which Sunoco purchases approximately one-third of the refinery’s daily gasoline production. The Toledo refinery also sells its products through short-term contracts or on the spot market.

The Company’s Paulsboro and Delaware City refineries sell light finished products, certain intermediates and lube base oils to MSCG under products offtake agreements with each refinery (the “Offtake Agreements”). On a daily basis, MSCG purchases and pays for the refineries’ production of light finished products as they are produced, delivered to the refineries’ storage tanks, and legal title passes to MSCG. Revenue on these product sales is deferred until they are shipped out of the storage facility by MSCG.

Under the Offtake Agreements, the Company’s Paulsboro and Delaware City refineries also enter into purchase and sale transactions of certain intermediates and lube base oils whereby MSCG purchases and pays for the refineries’ production of certain intermediates and lube products as they are produced and legal title passes to MSCG. The intermediate products are held in the refineries’ storage tanks until they are needed for further use in the refining process. The intermediates may also be sold to third parties. The refineries have the right to repurchase lube products and do so to supply other third parties with that product. When the refineries need intermediates or repurchase lube products, the products are drawn out of the storage tanks, title passes back to the refineries and MSCG is paid for those products. These transactions occur at the daily market price for the related products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to MSCG. Inventory remains at cost and the net cash receipts result in a liability that is recorded at market price for the volumes held in storage with any change in the market price being recorded in costs of sales. The liability represents the amount the Company expects to pay to repurchase the volumes held in storage.

While MSCG has legal title, it has the right to encumber and/or sell these products and any such sales by MSCG result in sales being recognized by the refineries when products are shipped out of the storage facility. As the exclusive vendor of intermediate products to the refineries, MSCG has the obligation to provide the intermediate products to the refineries as they are needed. Accordingly, sales by MSCG to others have been limited and are

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue, Deferred Revenue and Accounts Receivable (Continued)

only made with the Company or its subsidiaries’ approval. In December 2012, the Company gave notice that it was terminating the Offtake Agreements with MSCG, effective as of June 30, 2013.

The Company’s Paulsboro and Delaware City refineries sell and purchase feedstocks under a supply agreement with Statoil (the “Crude Supply Agreements”). Statoil purchases the refineries’ production of certain feedstocks or purchases feedstocks from third parties on the refineries’ behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refineries’ storage tanks until they are needed for further use in the refining process. At that time, the products are drawn out of the storage tanks and purchased by the refineries. These purchases and sales are settled monthly at the daily market prices related to those products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to Statoil. Inventory remains at cost and the net cash receipts result in a liability which is discussed further in the Inventory note below.

Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2012 and 2011.

Excise taxes on sales of refined products that are collected from customers and remitted to various governmental agencies are reported on a net basis.

Inventory

Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products are determined under the last-in first-out (“LIFO”) method using the dollar value LIFO method with any increments valued based on average purchase prices during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.

The Company’s Paulsboro and Delaware City refineries acquire substantially all of their crude oil from Statoil under the Crude Supply Agreements. The Company takes title to the crude oil as it is delivered to the processing units, in accordance with the Crude Supply Agreements; however, the Company is obligated to purchase all the crude oil held by Statoil on the Company’s behalf upon termination of the agreement at the then market price. The Company is also obligated to purchase a fixed volume of feedstocks from Statoil on the later of maturity or when the arrangement is terminated based on a forward market price of West Texas Intermediate crude oil. As a result of the purchase obligations, the Company records the inventory of crude oil and feedstocks in the refineries’ storage facilities. The Company determined the purchase obligations to be contracts that contain derivatives that change in value based on changes in commodity prices. Such changes in the fair value of these derivatives are included in cost of sales. On September 17, 2012, the Company gave notice to Statoil, that it would terminate the crude supply agreement for its Paulsboro refinery effective March 31, 2013. On October 31, 2012, the Delaware City crude supply agreement was amended and modified to among other things, allow the Company to directly purchase U.S. and Canadian onshore origin crude oil and feedstock that is delivered to the Delaware City refinery via rail independent of Statoil.

The Company’s Toledo refinery acquires substantially all of its crude oil from MSCG under a crude oil supply agreement (the “Toledo Crude Oil Supply Agreement”). For the period from March 1, 2011 to May 31, 2011, the

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

Company took title to the crude oil as it was delivered to the refinery processing units. The Company had custody and risk of loss for MSCG’s crude oil stored on the refinery premises. As a result, the Company recorded the crude oil in the Toledo refinery’s storage facilities as inventory with a corresponding accrued liability. The Toledo Crude Oil Supply Agreement was replaced effective June 1, 2011. Under the new Toledo Crude Oil Supply Agreement, the Company takes title to crude oil at various pipeline locations for delivery to the refinery or sale to third parties. The Company records the crude oil inventory when it receives title. Payment for the crude oil is due to MSCG under the Toledo Crude Oil Supply Agreement three days after the crude oil is delivered to the Toledo refinery processing units or upon sale to a third party.

Property, Plant, and Equipment

Property, plant and equipment additions are recorded at cost. The Company capitalizes costs associated with the preliminary, pre-acquisition and development/construction stages of a major construction project. The Company capitalizes the interest cost associated with major construction projects based on the effective interest rate of total borrowings. The Company also capitalizes costs incurred in the acquisition and development of software for internal use, including the costs of software, materials, consultants and payroll-related costs for employees incurred in the application development stage.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Process units and equipment	5-25 years
Pipeline and equipment	5-20 years
Buildings	25-40 years
Computers, furniture and fixtures	3-15 years
Leasehold improvements	20 years

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

Deferred Charges and Other Assets, Net

Deferred charges and other assets include refinery turnaround costs, catalyst, precious metals catalyst, linefill, deferred financing costs and intangible assets. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs (generally 3 to 5 years).

Precious metals catalyst and linefill are considered indefinite-lived assets as they are not expected to deteriorate in their prescribed functions. Such assets are assessed for impairment in connection with the Company’s review of its long-lived assets as indicators of impairment develop.

Deferred financing costs are capitalized when incurred and amortized over the life of the loan (1 to 8 years).

Intangible assets with finite lives primarily consist of catalyst, emission credits and permits and are amortized over their estimated useful lives of 1 to 10 years.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets and Definite-Lived Intangibles

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. If such analysis indicates that the carrying value of the long-lived assets is not considered to be recoverable, the carrying value is reduced to the fair value.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management would utilize assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results.

Asset Retirement Obligations

The Company records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time the Company incurs that liability, which is generally when the asset is purchased, constructed, or leased. The Company records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, the Company will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of the Company’s asset retirement obligations are based on its legal obligation to perform remedial activity at its refinery sites when it permanently ceases operations of the long-lived assets. The Company therefore considers the settlement date of these obligations to be indeterminable. Accordingly, the Company cannot calculate an associated asset retirement liability for these obligations at this time. The Company will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable.

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as the Company’s own internal environmental policies. The measurement of environmental remediation liabilities may be discounted to reflect the time value of money if the aggregate amount and timing of cash payments of the liabilities are fixed or reliably determinable. The actual settlement of the Company’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

Stock-Based Compensation

Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by the Company to certain employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

restricted PBF LLC Series A Units granted by PBF LLC to certain directors. The estimated fair value of the options to purchase PBF Energy Class A Common Stock and the PBF LLC Series A warrants and options, is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in general and administration expense.

Income Taxes

As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting the Company’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy has entered into an agreement with the pre-IPO owners of PBF LLC that will provide for an additional payment by PBF Energy to the exchanging holders of PBF LLC Units equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PBF Energy realizes as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $181,257, of which the majority is expected to be realized over 10 years as the tax basis of these assets is amortized.

Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect or change in tax laws and rates on the date of enactment. The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.

Net Income Per Share

For the period subsequent to the IPO basic net income per share is calculated by dividing the net income available to PBF Energy Class A common stockholders by the weighted average number of shares of PBF Energy Class A common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income available to PBF Energy Class A common stockholders, adjusted for the net income attributable to the noncontrolling interest and the assumed income tax expense thereon, by the weighted average number of PBF Energy Class A common shares outstanding during the period adjusted to include the assumed exchange of all PBF LLC Series A units outstanding for PBF Energy Class A common stock and the potentially dilutive effect of outstanding options to purchase shares of PBF Energy Class A Common Stock, and options and warrants to purchase PBF LLC Series A Units, subject to forfeiture utilizing the treasury stock method.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension and Other Post-Retirement Benefits

PBF Energy recognizes an asset for the overfunded status or a liability for the underfunded status of its pension and post-retirement benefit plans. The funded status is recorded within other long-term liabilities. Changes in the plans’ funded status are recognized in other comprehensive income in the period the change occurs.

Fair Value Measurement

A fair value hierarchy (Level 1, Level 2, or Level 3) is used to categorize fair value amounts based on the quality of inputs used to measure fair value. Accordingly, fair values derived from Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values derived from Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are either directly or indirectly observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of its applicable assets and liabilities. When available, the Company measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. In some valuations, the inputs may fall into different levels in the hierarchy. In these cases, the asset or liability level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements.

Financial Instruments

The estimated fair value of financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. The Company’s non-derivative financial instruments that are included in current assets and current liabilities are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Derivative instruments are recorded at fair value in the consolidated balance sheets.

The Company’s commodity contracts are measured and recorded at fair value using Level 1 inputs based on quoted prices in an active market or Level 2 inputs based on quoted market prices for similar instruments. The Company’s catalyst lease obligation and derivatives related to the Company’s crude oil and feedstocks purchase obligations are measured and recorded at fair value using Level 2 inputs on a recurring basis, based on observable market prices.

At December 31, 2011, the fair values of the Company’s term loan, revolving loan and promissory notes approximate their carrying value, as these borrowings bear interest based upon short-term floating market interest rates.

Derivative Instruments

The Company is exposed to market risk, primarily related to changes in commodity prices for the crude oil and feedstocks used in the refining process as well as the prices of the refined products sold. The accounting treatment for commodity contracts depends on the intended use of the particular contract and on whether or not the contract meets the definition of a derivative.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

All derivative instruments, not designated as normal purchases or sales, are recorded in the balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized currently in earnings. Contracts qualifying for the normal purchase and sales exemption are accounted for upon settlement. Cash flows related to derivative instruments that are not designated or do not qualify for hedge accounting treatment are included in operating activities.

The Company designates certain derivative instruments as fair value hedges of a particular risk associated with a recognized asset or liability. At the inception of the hedge designation, the Company documents the relationship between the hedging instrument and the hedged item, as well as its risk management objective and strategy for undertaking various hedge transactions. Derivative gains and losses related to these fair value hedges, including hedge ineffectiveness, are recorded in cost of sales along with the change in fair value of the hedged asset or liability attributable to the hedged risk. Cash flows related to derivative instruments that are designated as fair value hedges are included in operating activities.

Economic hedges are hedges not designated as fair value or cash flow hedges for accounting purposes that are used to (i) manage price volatility in certain refinery feedstock and refined product inventories, and (ii) manage price volatility in certain forecasted refinery feedstock, refined product, and refined product sales. These instruments are recorded at fair value and changes in the fair value of the derivative instruments are recognized currently in cost of sales.

Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives, determination of the fair value of derivatives, documentation of hedge relationships, assessment and measurement of hedge ineffectiveness and election and designation of the normal purchases and sales exception. All of these judgments, depending upon their timing and effect, can have a significant impact on the Company’s earnings.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04 to clarify guidance relating to fair value measurements. The amended guidance also expands the disclosure requirements for entities’ fair value measurements, particularly those relating to measurements based upon significant unobservable inputs. The Company adopted the amended fair value measurement guidance on January 1, 2012 resulting in additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which changes the required presentation of other comprehensive income. Under the new guidelines, entities are required to present net income and other comprehensive income, along with the components of net income and other comprehensive income, in either one continuous statement of comprehensive income or in two separate but consecutive statements of net income and comprehensive income. The accounting standards update eliminates the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For the year ended December 31, 2012, the Company presented the components of total comprehensive income in its consolidated statements of comprehensive income (loss).

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

3 - ACQUISITIONS

Toledo Acquisition

On March 1, 2011, a subsidiary of the Company completed the acquisition of the Toledo refinery in Ohio from Sunoco. The Toledo refinery has a crude oil throughput capacity of 170,000 barrels per day. The purchase price for the refinery was $400,000, subject to certain adjustments, and was comprised of $200,000 in cash and a $200,000 promissory note provided by Sunoco. The note was repaid in full in February 2012. The terms of the transaction also include participation payments beginning in the year ended December 31, 2011 through the year ending December 31, 2016 not to exceed $125,000 in the aggregate. Participation payments are based on 25% of the purchased assets’ earnings before interest, taxes, depreciation and amortization, as defined in the agreement (“EBITDA”) in excess of an annual threshold EBITDA of $125,000 (prorated for 2011 and 2016). Each participation payment is due no later than one hundred and twenty days after the close of the respective calendar year end for the years 2011 through 2016. The Company paid $103,643 to Sunoco in April 2012 related to the amount of contingent consideration earned in 2011.

The Company purchased certain finished and intermediate products for approximately $299,645 with the proceeds from a note provided by Sunoco (the “Toledo Inventory Note Payable”). The note had an interest rate at the lower of LIBOR plus 5.5%, or 7.5% and was repaid on May 31, 2011. The Company also purchased crude oil inventory for $338,395, which it concurrently sold to MSCG for its market value of $369,999. The net cash received from this transaction was recorded as a reduction in the total purchase price.

The Toledo acquisition was accounted for as a business combination. The purchase price of $784,818 includes the estimated fair value of future participation payments (contingent consideration). The fair value of the contingent consideration was estimated using a discounted cash flow analysis, a Level 3 measurement, as more fully described at Note 17. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

The total purchase price and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$168,156
Seller promissory note	200,000
Seller note for inventory	299,645
Estimated fair value of contingent consideration	117,017

$784,818

Fair Value Allocation
Current assets	$305,645
Land	8,065
Property, plant and equipment	452,084
Other assets	24,640
Current liabilities	(5,616)

$784,818

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

3 - ACQUISITIONS (Continued)

Toledo Acquisition (Continued)

The Company’s consolidated financial statements for the years ended December 31, 2012 and 2011 include the results of operations of the Toledo refinery since March 1, 2011. The actual results for the Toledo refinery for the period from March 1, 2011 to December 31, 2011, are shown below. The revenues and net income of the Company assuming the acquisition had occurred on January 1, 2010, are shown below on a pro forma basis. The pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2010, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Toledo acquisition financing.

	Revenues	Net Income
Actual results for March 1, 2011 to December 31, 2011	$6,113,055	$489,243
Supplemental pro forma for January 1, 2011 to December 31, 2011	$15,961,529	$328,142
Supplemental pro forma for January 1, 2010 to December 31, 2010	$10,251,394	$(53,199)

Paulsboro Refinery Acquisition

In September 2010, subsidiaries of the Company entered into two stock purchase agreements with subsidiaries of Valero Energy Corporation (“Valero”) to acquire its Paulsboro, New Jersey refining business. The purchase price of $364,911 included $357,657 for the refinery, which has a crude oil throughput capacity of 180,000 barrels per day, and an associated natural gas pipeline and $7,254 in net working capital. The acquisition was completed on December 17, 2010 and financed with $204,911 in cash, and the issuance of a $160,000 promissory note with Valero. The note was repaid in full in February 2012.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The following summarizes the estimated fair values of the assets and liabilities at the acquisition date:

Allocation
Restricted cash	$12,122
Current assets	27,990
Land	25,185
Property, plant and equipment	256,100
Construction in progress	62,298
Other assets	14,074
Current liabilities	(12,932)
Environmental liabilities	(12,653)
Post retirement benefit obligation	(7,273)

Purchase price, excluding inventory	$364,911

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

3 - ACQUISITIONS (Continued)

Paulsboro Refinery Acquisition (Continued)

In connection with the Paulsboro refinery acquisition, $130,344 of crude oil and feedstocks and $165,093 of certain light finished products, intermediates, and lube base oils were purchased by Statoil and MSCG on the Company’s behalf in connection with the Crude Supply Agreement and the Offtake Agreement, respectively. As of the acquisition date, the Company recorded the inventory subject to these transactions and a corresponding liability for crude oil, feedstocks, intermediates, and lube base oils and deferred revenue for light finished products. No gain or loss was recognized on these transactions, nor did they result in the recognition of revenue. Although these transactions were entered into in contemplation of the acquisition of the Paulsboro refinery, they have been excluded from the table above as the Company did not consider them to be part of the acquisition itself.

Delaware City Acquisition

In April 2010, subsidiaries of the Company entered into an asset purchase agreement with subsidiaries of Valero to acquire refining and pipeline assets of Valero’s Delaware City refinery. The acquired assets included the idled refinery, which has a crude oil throughput capacity of 190,000 barrels per day, associated terminal and pipeline, and a power plant complex. The acquisition was completed on June 1, 2010 for $220,000 in cash plus $4,275 in acquisition-related costs.

The acquisition of the Delaware City refining and pipeline assets was accounted for as an acquisition of assets. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated relative fair value. The refinery and pipeline assets were idle at the time of the acquisition. The results of operations, which include certain minor terminal operations and substantial capital improvement activities to prepare the refinery and power plant for restart, have been included in the Company’s consolidated financial statements since June 1, 2010. The Company commenced restarting the refinery in June 2011 and the refinery became fully operational in October 2011.

The following summarizes the purchase price allocation:

Allocation
Current assets	$13,015
Assets held for sale	4,700
Land	28,600
Property, plant and equipment	156,006
Other assets	21,954

Total purchase price	$224,275

The financial results of the Delaware City assets and the Paulsboro refinery have been included in the Company’s consolidated financial statements since June 1, 2010 and December 17, 2010, respectively. As a result, the consolidated results of operations for the years ended December 31, 2012 and 2011 include the results of both refineries for the entire period. The revenues and net loss associated with Paulsboro for the year ended December 31, 2010, and the consolidated pro forma revenue and net loss of the combined entity assuming the Paulsboro acquisition had occurred on January 1, 2010, are shown in the table below. The pro forma information

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

3 - ACQUISITIONS (Continued)

Delaware City Acquisition (Continued)

does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2010, nor is the financial information indicative of the results of future operations. This unaudited pro forma financial information includes depreciation and amortization expense related to the acquisition and interest expense associated with the Paulsboro acquisition financing. In addition, the 2010 unaudited supplementary pro forma loss was adjusted to exclude an $895,642 nonrecurring charge related to the impairment of refinery assets recorded in conjunction with the sale of Paulsboro to the Company.

	Revenues	Net Loss
Actual results for December 17, 2010 to December 31, 2010	$205,997	$(10,606)
Supplemental pro forma for January 1, 2010 to December 31, 2010	$4,919,660	$(128,890)

Acquisition Expenses

The Company incurred $0, $728, and $6,051 and during 2012, 2011 and 2010, respectively, for consulting and legal expenses related to acquisitions and non-consummated acquisitions.

4 - INVENTORIES

Inventories consisted of the following:

	December 31, 2012
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$384,441	$257,947	$642,388
Refined products and blendstocks	405,545	417,865	823,410
Warehouse stock and other	31,321	—	31,321

	$821,307	$675,812	$1,497,119

	December 31, 2011
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$369,377	$317,652	$687,029
Refined products and blendstocks	384,902	419,613	804,515
Warehouse stock and other	25,183	—	25,183

	$779,462	$737,265	$1,516,727

Inventory under inventory supply and offtake arrangements includes crude oil stored at the Company’s Paulsboro and Delaware City refineries’ storage facilities that the Company will purchase as it is consumed in connection

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

4 - INVENTORIES (Continued)

with its crude supply agreements; feedstocks and blendstocks sold to counterparties that the Company will repurchase for further blending into finished products; lube products sold to a counterparty that the Company will repurchase; and light finished products sold to a counterparty in connection with the offtake agreement and stored in the Paulsboro and Delaware City refineries’ storage facilities pending shipment by the counterparty.

At December 31, 2012 and December 31, 2011, the replacement value of inventories exceeded the LIFO carrying value by approximately $79,859 and $115,624, respectively.

5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Land	$61,780	$61,850
Process units, pipelines and equipment	1,484,727	1,353,487
Buildings and leasehold improvements	11,073	2,836
Computers, furniture and fixtures	38,657	14,098
Construction in progress	145,525	122,904

	1,741,762	1,555,175
Less—Accumulated depreciation	(106,175)	(41,228)

	$1,635,587	$1,513,947

The Company commenced the restart of the Delaware City refinery during June 2011 and began depreciating the assets placed in service effective July 1, 2011. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $64,947, $39,968 and $1,259, respectively. The Company capitalized $6,697 and $13,027 in interest during 2012 and 2011, respectively, in connection with construction in progress.

6 - DEFERRED CHARGES AND OTHER ASSETS, NET

Deferred charges and other assets, net consisted of the following:

	December 31, 2012	December 31, 2011
Deferred turnaround costs, net	$78,128	$56,338
Catalyst	66,377	68,201
Deferred financing costs, net	30,987	13,980
Restricted cash	12,114	12,104
Linefill	8,042	8,042
Intangible assets, net	1,085	1,703
Other	616	290

	$197,349	$160,658

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

6 - DEFERRED CHARGES AND OTHER ASSETS, NET (Continued)

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $27,291, $13,776 and $61 for the years ended December 31, 2012, 2011 and 2010 respectively.

Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2012	December 31, 2011
Gross amount	$3,597	$3,701
Accumulated amortization	(2,512)	(1,998)

Net amount	$1,085	$1,703

7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011
Inventory supply and offtake arrangements	$536,594	$641,588
Inventory-related accruals	287,929	203,636
Excise and sales tax payable	40,776	36,635
Customer deposits	26,541	59,017
Accrued interest	22,764	1,894
Fair value of contingent consideration for refinery acquisition	21,358	100,380
Accrued transportation costs	20,338	18,110
Accrued utilities	19,060	17,615
Accrued construction in progress	16,481	5,909
Accrued salaries and benefits	15,212	48,300
Income taxes payable	1,275	—
Other	24,146	47,728

	$1,032,474	$1,180,812

The Company has the obligation to repurchase certain intermediates and lube products under the products offtake agreements with MSCG that are held in the Company’s refinery storage tanks. A liability included in Inventory supply and offtake arrangements is recorded at market price for the volumes held in storage consistent with the terms of the offtake agreements with any change in the market price being recorded in costs of sales. The liability represents the amount the Company expects to pay to repurchase the volumes held in storage. The Company recorded non-cash charges of $11,619 and $22,082 related to this liability for the years ended December 31, 2012 and 2011, respectively.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

8 - DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN

In June 2010, in connection with the Delaware City acquisition, the Delaware Economic Development Authority (the “Authority”) granted a subsidiary of the Company a $20,000 loan to assist with operating costs and the cost of restarting the refinery. The loan is represented by a zero interest rate note and the entire unpaid principal amount is payable in full on March 1, 2017, unless the loan is converted to a grant.

The loan converts to a grant in tranches of up to $4,000 annually over a five year period, starting at the one year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600,000 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintains certain employment levels, all as defined in the agreement. As of December 31, 2012, the Company believes it has satisfied the conditions for the first tranche of the loan to convert to a grant pending confirmation by the Authority.

The Company recorded the loan as a long-term liability pending approval from the Authority that it has met the requirements to convert the loan to a grant.

9 - CREDIT FACILITY AND LONG-TERM DEBT

Senior Secured Notes

On February 9, 2012, PBF Holding completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020. The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay all of the outstanding indebtedness plus accrued interest owed under the Toledo Promissory Note, the Paulsboro Promissory Note, and the Term Loan, as well as to reduce the outstanding balance of the Revolving Loan. The Company’s Executive Chairman of the Board of Directors, and certain of his affiliates and family members, and certain of the Company’s other executives, purchased $25,500 aggregate principal amount of these Senior Secured Notes. As of December 31, 2012, the estimated fair value of the Senior Secured Notes was $700,963. The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Secured Notes at December 31, 2012.

The Senior Secured Notes are secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Loan). As of December 31, 2012, payment of the Senior Secured Notes is jointly and severally guaranteed by all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all or a portion of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the Senior Secured Notes contain covenant restrictions limiting certain types of additional debt, equity issuances, and payments. PBF Holding is in compliance with the covenants as of December 31, 2012.

Revolving Loan

In October 2012, PBF Holding amended and restated its asset based revolving credit agreement (“Revolving Loan”) to a maximum availability of $1,375,000 and extended the maturity date to October 26, 2017. In addition,

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

9 - CREDIT FACILITY AND LONG-TERM DEBT (Continued)

Revolving Loan (Continued)

the Applicable Margin, as defined in the agreement, was amended to a range of 0.75% to 1.50% for Alternative Base Rate Loans and 1.75% to 2.50% for Adjusted LIBOR Rate Loans, and the Commitment Fee, as defined in the agreement, was amended to a range of 0.375% to 0.5%, all depending on the Company’s debt rating. The Revolving Loan was further expanded to a maximum availability of $1,575,000 in December 2012.

Advances under the Revolving Loan cannot exceed the lesser of $1,575,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time. Interest on the Revolving Loan is payable quarterly in arrears, at the option of PBF Holding, either at the Alternate Base Rate plus the Applicable Margin, or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. PBF Holding is required to pay a LC Participation Fee, as defined in the agreement on each outstanding letter of credit issued under the Revolving Loan equal to the Applicable Margin applied to Adjusted LIBOR Rate Loans, plus a Fronting Fee equal to 0.125%.

The Revolving Loan has a financial covenant which requires that at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 17.5% of the lesser of the Borrowing Base and the aggregate Revolving Commitments of the Lenders, or (ii) $35,000, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement, determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0. PBF Holding was in compliance with this covenant as of December 31, 2012.

At December 31, 2012, PBF Holding had no outstanding loans and standby letters of credit of $449,652 issued under the Revolving Loan. At December 31, 2011, PBF Holding had outstanding loans of $270,000 and standby letters of credit of $39,832 issued under the Revolving Loan.

Delaware City Construction Financing

In October 2010, subsidiaries of the Company entered into a project management and financing agreement for a capital project at the Delaware City refinery. On August 5, 2011 the Delaware City construction advances in the amount of $20,000 were converted to a term financing payable in equal monthly installments of $530 over a period of sixty months beginning September 1, 2011 (“Construction Financing”). On August 31, 2012, the Company repaid all outstanding indebtedness plus accrued interest owed on the Construction Financing. The Company recorded a loss of $2,797 in interest expense for the early retirement of debt in the year ended December 31, 2012.

Catalyst Leases

Subsidiaries of the Company have entered into agreements at each of its refineries whereby the Company sold certain of its catalyst precious metals to large financial institutions and then leased them back. The catalyst is required to be repurchased by the Company at market value at lease termination. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the table below is measured using Level 2 inputs.

The Paulsboro catalyst lease was entered into effective January 6, 2012 and has a one year term. Proceeds from the lease of $9,453 were used to repay a portion of the Paulsboro Promissory Note. The annual lease fee for 2012

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

9 - CREDIT FACILITY AND LONG-TERM DEBT (Continued)

Catalyst Leases (Continued)

was $267. This lease was amended in December 2012 to extend the maturity date to November 2013, with a lease fee of $262, payable at maturity. The Paulsboro catalyst lease is included in long-term debt as of December 31, 2012 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst lease is not renewed at maturity.

The Toledo catalyst lease was entered into effective July 1, 2011 and has a three year term. Proceeds from the lease of $18,345, net of a facility fee of $279, were used to repay a portion of the Toledo Promissory Note. The lease fee for the first one year period was $997. The lease fee is payable quarterly and will be reset annually based on current market conditions. The lease fee for the second one year period beginning July 2012 is $967, payable quarterly.

The Delaware City catalyst lease was entered into in October 2010 and has a three year term. Proceeds from the lease were $17,474, net of $266 in facility fees. The lease fee is payable quarterly and resets annually based on current market conditions. The lease fee for the first and second one year period beginning in October 2010 was $1,076 and $946, respectively. The lease fee for the third one year period beginning in October 2012 is $1,048. The Delaware City catalyst lease is included in long-term debt as of December 31, 2012 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst lease is not renewed at maturity.

Letter of Credit Facility

PBF Holding and certain of its subsidiaries maintained a short-term letter of credit facility, which was renewed and expanded in April 2012, under which PBF Holding could obtain letters of credit of up to $750,000 consisting of a committed amount of $500,000 and an uncommitted amount of $250,000 to support certain of PBF Holding’s crude oil purchases. PBF Holding was charged letter of credit issuance fees on each letter of credit, plus a fee on the aggregate unused portion of the committed letter of credit facility. PBF Holding terminated the letter of credit facility in December 2012. At December 31, 2011, PBF Holding had $241,500 of letters of credit issued under the letter of credit facility.

Long-term debt outstanding consisted of the following:

	December 31, 2012	December 31, 2011
Senior Secured Notes	$666,538	$—
Revolving Loan	—	270,000
Toledo Promissory Note	—	181,655
Paulsboro Promissory Note	—	160,000
Term Loan	—	123,750
Catalyst leases	43,442	30,266
Construction Financing	—	19,194

	709,980	784,865
Less—Current maturities	—	(4,014)

Long-term debt	$709,980	$780,851

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

9 - CREDIT FACILITY AND LONG-TERM DEBT (Continued)

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2013	$26,741
2014	16,701
2015	—
2016	—
2017	—
Thereafter	666,538

$709,980

10 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Defined benefit pension plan liabilities	$19,983	$6,651
Post retiree medical plan	9,730	8,912
Environmental liabilities	7,303	10,398
Noncurrent portion of fair value of contingent consideration for refinery acquisition	—	21,852
Other	1,083	1,400

	$38,099	$49,213

The fair value of contingent consideration for refinery acquisition was reclassified to current liabilities, at December 31, 2012, as the obligation is expected to be settled within the next twelve months.

11 - STOCKHOLDERS’ AND MEMBERS’ EQUITY STRUCTURE

Class A Common Stock

Holders of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon the Company’s dissolution or liquidation or the sale of all or substantially all of the assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

11 - STOCKHOLDERS’ AND MEMBERS’ EQUITY STRUCTURE (Continued)

Class B Common Stock

Holders of shares of Class B common stock are entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each PBF LLC Series A Unit beneficially owned by such holder. Accordingly, the pre-IPO owners of PBF LLC collectively have a number of votes in PBF Energy that is equal to the aggregate number of PBF LLC Series A Units that they hold.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of PBF Energy.

Preferred Stock

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors.

PBF LLC Capital Structure

PBF LLC Series A Units

The allocation of profits and losses and distributions to PBF LLC Series A unit holders is governed by the Limited Liability Company Agreement of PBF LLC. PBF LLC Series A unit holders do not have voting rights.

In connection with the 2010 reorganization described in Note 1, the Company issued 3,087,600 Series A units with a value of $10 per unit on June 1, 2010 in exchange for all Class A and Class B units in PBF Energy Partners LP. The exchange of Series A units for the Class A and Class B units in PBF Energy Partners LP was made on a value for value basis and there was no effect on the consolidated statement of operations and consolidated statement of comprehensive income (loss) as a result of the reorganization.

PBF LLC Series B Units

The PBF LLC Series B Units are intended to be “profit interests” within the meaning of Revenue Procedures 93-27 and 2001-43 of the Internal Revenue Service and have a stated value of zero at issuance. The PBF LLC Series B Units are held by certain of the Company’s officers, have no voting rights and are designed to increase in value only after the Company’s financial sponsors achieve certain levels of return on their investment in PBF LLC Series A Units. Accordingly, the amounts paid to the holders of PBF LLC Series B Units, if any, will reduce only the amounts otherwise payable to the PBF LLC Series A Units held by the Company’s financial sponsors, and will not reduce or otherwise impact any amounts payable to PBF Energy (the holder of PBF LLC Series C Units), the holders of the Company’s Class A common stock or any other holder of PBF LLC Series A Units. The maximum number of PBF LLC Series B Units authorized to be issued is 1,000,000.

PBF LLC Series C Units

The PBF LLC Series C Units rank on a parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. PBF LLC Series C Units are held solely by PBF Energy.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

11 - STOCKHOLDERS’ AND MEMBERS’ EQUITY STRUCTURE (Continued)

PBF LLC Capital Structure (Continued)

Information about the issued classes of PBF LLC units for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Series A Units	Series B Units	Series C Units
Balance—January 1, 2010	—	—	—
Equity reorganization	3,087,600	—	—
Member capital contribution	48,305,514	—	—
Units allocated to management	—	950,000	—

Balance—December 31, 2010	51,393,114	950,000	—
Units allocated to management	—	50,000	—
Member capital contribution	40,864,698	—	—

Balance—December 31, 2011	92,257,812	1,000,000	—
Issuances of restricted units	23,904	—	—
Exercise of warrants and options	2,661,636	—	—

Balance—December 18, 2012	94,943,352	1,000,000	—
Reorganization and offering transaction	(21,967,686)	—	21,967,686
Issuance of Series C units	—	—	1,600,000
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(3,535)	—	3,535

Balance—December 31, 2012	72,972,131	1,000,000	23,571,221

The warrants and options exercised in the table above include both non-compensatory and compensatory PBF LLC Series A warrants and options.

12 - STOCK-BASED COMPENSATION

Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2012	2011	2010
PBF LLC Series A Unit compensatory warrants and options	$1,589	$1,135	$378
PBF LLC Series B Units	1,277	1,381	1,922
PBF Energy options	88	—	—

	$2,954	$2,516	$2,300

PBF LLC Series A warrants and options

PBF LLC granted compensatory warrants to employees of the Company in connection with their purchase of Series A units in PBF LLC. The warrants grant the holder the right to purchase PBF LLC Series A Units. One-

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

12 - STOCK-BASED COMPENSATION (Continued)

PBF LLC Series A warrants and options (Continued)

quarter of the PBF LLC Series A compensatory warrants were exercisable at the date of grant and the remaining three-quarters become exercisable over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. A total of 551,759 and 691,230 such PBF LLC Series A compensatory warrants were granted during the years ended December 31, 2011 and 2010, respectively. They are exercisable for ten years from the date of grant. The remaining warrants became fully exercisable in connection with the IPO of PBF Energy.

A total of 205,000 and 620,000 options to purchase PBF LLC Series A units were granted to certain employees, management and directors, in 2012 and 2011, respectively. Options vest over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.

The estimated fair value of compensatory warrants and options granted during the years ended December 31, 2012, 2011 and 2010 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected life (in years)	6.00	5.75	5.75
Expected volatility	55.00%	40.00%	42.30%
Dividend yield	1.00%	1.06%	1.84%
Risk-free rate of return	0.91%	2.43%	2.25%
Exercise price	$12.55	$10.00	$10.00

The total estimated fair value of PBF LLC Series A warrants and options granted in 2012, 2011 and 2010 was $1,207, $2,116 and $1,179, respectively, and the weighted average fair value per unit was $5.89, $1.81 and $1.71, respectively. Unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2012 was $1,427.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

12 - STOCK-BASED COMPENSATION (Continued)

PBF LLC Series A warrants and options (Continued)

The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2012, 2011 and 2010.

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding January 1, 2010	—	$—	—
Granted	691,320	10.00	10.00
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2010	691,320	$10.00	9.74

Granted	1,171,759	10.00	10.00
Exercised	(25,000)	10.00	—
Forfeited	(2,500)	10.00	—

Outstanding at December 31, 2011	1,835,579	$10.00	8.99

Granted	205,000	12.55	10.00
Exercised	(849,186)	10.00	—
Forfeited	(6,667)	10.00	—

Outstanding at December 31, 2012	1,184,726	$10.44	8.23

Exercisable and vested at December 31, 2012	608,039	$10.00	8.00
Exercisable and vested at December 31, 2011	508,600	$10.00	8.85
Expected to vest at December 31, 2012	1,184,726	$10.44	8.23

As of December 31, 2012 and 2011, members of management of the Company had also purchased an aggregate of 2,740,718 non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. During the year ended December 31, 2012, 2,672,299 of the warrants were exercised, with a portion being exercised on a cashless basis. At December 31, 2012, there were 68,419 non-compensatory warrants outstanding.

PBF LLC Series B Units

PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vest in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. Unrecognized compensation expense related to PBF LLC Series B units at December 31, 2012 was $530.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

12 - STOCK-BASED COMPENSATION (Continued)

PBF LLC Series B Units (Continued)

The following table summarizes activity for PBF LLC Series B Units for the years ended December 31, 2012, 2011 and 2010:

	Number of PBF LLC Series B units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2010	—	$—
Allocated	950,000	5.11
Vested	(237,500)	5.11
Forfeited	—	—

Non-vested units at December 31, 2010	712,500	$5.11

Allocated	50,000	5.11
Vested	(262,500)	5.11
Forfeited	—	—

Non-vested units at December 31, 2011	500,000	$5.11

Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—

Non-vested units at December 31, 2012	250,000	$5.11

PBF Energy options

A total of 682,500 options to purchase shares of PBF Energy Class A Common Stock were granted to certain employees and management of the Company concurrent with the IPO. The PBF Energy options vest over equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.

The estimated fair value of PBF Energy options granted during the year ended December 31, 2012 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

December 31, 2012
Expected life (in years)	6.25
Expected volatility	51.0%
Dividend yield	3.01%
Risk-free rate of return	0.89%
Exercise price	$26.00

The total estimated fair value of PBF Energy options granted in 2012 was $6,327 and the weighted average per unit value was $9.27. Unrecognized compensation expense related to PBF Energy options at December 31, 2012 was $6,239.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

12 - STOCK-BASED COMPENSATION (Continued)

PBF Energy options (Continued)

The following table summarizes activity for PBF Energy options for the year ended December 31, 2012. There were no options granted, exercised or forfeited prior to 2012.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding January 1, 2012	—	$—	—

Granted	682,500	26.00	10.00
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2012	682,500	$26.00	9.95

Exercisable and vested at December 31, 2012	—	$—	—
Exercisable and vested at December 31, 2011	—	$—	—
Expected to vest at December 31, 2012	682,500	$26.00	9.95

13 - INCOME TAXES

The Company’s income before income taxes is earned solely in the United States. For periods following its IPO, PBF Energy is required to file a separate federal corporate income tax return and recognizes income taxes on its pre-tax income, which to-date has consisted solely of its share (approximately 24.4% as of December 31, 2012) of PBF LLC’s pre-tax income. PBF LLC is organized as a limited liability company and is not subject to income taxes. As PBF LLC was not a taxable entity, and remains as such subsequent to the IPO, the Company’s consolidated financial statements do not reflect any income taxes for PBF LLC for periods prior to the IPO or any income taxes on pre-tax income attributable to the noncontrolling interest in PBF LLC.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

13 - INCOME TAXES (Continued)

The provision for (benefit from) income taxes consisted of:

For the Year Ended December 31, 2012
Current expense:
Federal	$—
State	—

Total current	—

Deferred expense:
Federal	1,134
State	141

Total deferred	1,275

Total provision for income taxes	$1,275

The difference between the Company’s effective income tax rate and the United States statutory rate is reconciled below:

Tax computed at statutory rate	35.0%
Increase (decrease) attributable to flow—through of certain tax adjustments:
State income taxes (net federal income tax)	4.4%
Other	.1%

Effective tax rate	39.5%

A summary of the components of deferred tax assets and deferred tax liabilities at December 31, 2012 follows:

Deferred tax assets
Purchase interest step-up	$181,257
Net operating loss carry forwards	6,087
Other	9,503

Total deferred tax assets	196,847
Valuation allowances	—

Total deferred tax assets, net	196,847

Deferred tax liabilities
Property, plant and equipment	69,088
Inventory	6,534
Other	646

Total deferred tax liabilities	76,268

Net deferred tax assets (liabilities)	$120,579

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

13 - INCOME TAXES (Continued)

The Company has federal and state income tax net operating loss carry forwards of $14,755 and $18,678, respectively, which will expire at various dates from 2018 through 2033.

Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

United States
Federal	2012
New Jersey	2012
Delaware	2012
Ohio	2012

The Company does not have any unrecognized tax benefits.

14 - RELATED PARTY TRANSACTIONS

The Company engaged Fuel Strategies International, Inc, the principal of which is the brother of the Executive Chairman of the Board of Directors of the Company, to provide consulting services relating to petroleum coke and commercial operations. For the years ended December 31, 2012, 2011 and 2010, the Company incurred charges of $903, $462 and $303 respectively, under this agreement.

The Company has an agreement with the Executive Chairman of the Board of Directors, for the use of an airplane that is owned by a company owned by the Executive Chairman. The Company pays a charter rate that is the lowest rate this aircraft is chartered to third-parties. For the years ended December 31, 2012, 2011 and 2010, the Company incurred charges of $1,030, $821 and $393, respectively, related to use of this plane.

15 - COMMITMENTS AND CONTINGENCIES

Lease and Other Commitments

The Company leases office space, office equipment, refinery facilities and equipment, and tank cars under non-cancelable operating leases. Total rent expense was $41,563, $29,233, and $1,078 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for the Paulsboro and Toledo refineries. The Company made purchases of $30,335, $30,773 and $0 under these supply agreements for the years ended December 31, 2012, 2011 and 2010, respectively.

The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2013	$66,180
2014	56,937
2015	49,813
2016	47,634
2017	42,916
Thereafter	81,329

$344,809

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

15 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

Concurrent with the PBF Energy IPO in December 2012, PBFI entered into amended and restated employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between one and a half to 2.99 times of their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.

Remediation Liabilities

The Company’s refineries are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.

In connection with the Paulsboro acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $9,669 recorded as of December 31, 2012 ($12,086 as of December 31, 2011) represents the present value of expected future costs discounted at a rate of 8%. At December 31, 2012 the undiscounted liability is $15,287 and the Company expects to make aggregate payments for this liability of $6,168 over the next five years. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,114 and $12,104, acquired in the Paulsboro acquisition, is recorded as restricted cash in deferred charges and other assets, net as of December 31, 2012 and 2011, respectively.

In connection with the acquisition of the Delaware City assets, Valero remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

In connection with the Delaware City assets and Paulsboro refinery acquisitions, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011.

In 2010, the State of New York adopted a Low-Sulfur Heating Oil mandate that beginning July 1, 2012 requires all heating oil sold in New York State to contain no more than 15 parts per million of sulfur. Not all of the heating oil we produce meets this specification. In addition, on June 1, 2012, the Environmental Protection Agency issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. The Company is evaluating the impact of the regulation and amended standards on its refinery operations. The Company cannot currently estimate the cost that may be incurred, if any, to comply by July 1, 2015 with the amended NSPS.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

15 - COMMITMENTS AND CONTINGENCIES (Continued)

Remediation Liabilities (Continued)

The Company is also currently subject to certain other existing claims and proceedings. The Company believes that there is only a remote probability that future costs related to any of these known contingent liability exposures would have a material impact on its financial position or results of operations.

PBF LLC Limited Liability Company Agreement

In connection with the IPO, the limited liability agreement of PBF LLC was amended and restated. PBF LLC’s amended and restated limited liability company agreement provides for tax distributions to the members of PBF LLC, including PBF Energy, subject to available cash and applicable law and contractual restrictions (including pursuant to the Company’s debt instruments) and based on certain assumptions. Generally, these tax distributions will be an amount equal to the Company’s estimate of the taxable income of PBF LLC multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate (subject to adjustment for certain non-deductible expenses).

Tax Receivable Agreement

The Company has recognized a $160,011 payable to related parties pursuant to a Tax Receivable Agreement for the estimated payments to the holders of PBF LLC Series A Units, of which $1,007 and $159,004 is classified as current and noncurrent, respectively, as of December 31, 2012. The estimated liability is based on forecasts of future taxable income over the anticipated life of the Company’s future business operations, assuming no material changes in the relevant tax law. The assumptions used in the forecasts are subject to substantial uncertainty about the Company’s future business operations and the actual payments that the Company is required to make under the Tax Receivable Agreement could differ materially from current estimates. PBF Energy is obligated to make these payments and expects to obtain funding for these payments by causing PBF LLC to distribute cash on a pro-rata basis to its owners, which currently include PBF Energy, which holds a 24.4% interest, and PBF LLC Series A Unit holders who hold a 75.6% interest in PBF LLC. Accordingly, based on current ownership percentages, the total cash payments related to the Tax Receivable Agreement, including pro-rata distributions from PBF LLC to PBF LLC Series A Unit holders, would exceed the amounts that PBF Energy is directly obligated to pay.

The PBF LLC Series A Unit holders may reduce their ownership in PBF LLC by exchanging their Series A Units in PBF LLC for shares of PBF Energy common stock. Such a decrease in ownership would reduce subsequent pro-rata distributions, but may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the Tax Receivable Agreement. Required payments under the Tax Receivable Agreement also may increase or become accelerated if PBF Energy exercises its right to terminate the Tax Receivable Agreement, PBF Energy breaches any of its material obligations under the Tax Receivable Agreement, or certain changes of control occur.

16 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16 - EMPLOYEE BENEFIT PLANS (Continued)

Defined Contribution Plan (Continued)

their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $9,969 and $7,204 for the years ended December 31, 2012 and 2011, respectively.

Defined Benefit and Post Retiree Medical Plans

The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations. The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the balance sheet. The plan assets and benefit obligations are measured as of the balance sheet date.

The non-union Delaware City employees and all Paulsboro employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.

The Company formed the Post Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero which resulted in the recognition of a liability for the projected benefit obligation.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16 - EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit and Post Retiree Medical Plans (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post Retirement Medical Plans as of and for the years ended December 31, 2012 and 2011 were as follows:

	Pension Plans		Post Retirement Medical Plan
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$11,409	$2,052	$8,912	$7,273
Service cost	11,437	8,678	633	540
Interest cost	502	140	395	381
Direct benefit payments	(48)	—	(21)	—
Actuarial loss (gain)	6,916	539	(189)	718

Projected benefit obligation at end of year	$30,215	$11,409	$9,730	$8,912

Change in plan assets:
Fair value of plan assets at beginning of year	$4,758	$441	$—	$—
Actual return on plan assets	422	(83)	—	—
Benefits paid	(48)	—	(21)	—
Employer contributions	5,100	4,400	21	—

Fair value of plan assets at end of year	$10,232	$4,758	$—	$—

Reconciliation of funded status:
Fair value of plan assets at end of year	$10,232	$4,758	$—	$—
Less benefit obligations at end of year	30,215	11,409	9,730	8,912

Funded status at end of year	$(19,983)	$(6,651)	$(9,730)	$(8,912)

The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2012 and 2011. The accumulated benefit obligation for the defined benefit plans approximated $24,555 and $8,979 at December 31, 2012 and 2011, respectively.

Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post Retirement Medical Plan
2013	$2,942	$87
2014	2,116	168
2015	3,216	301
2016	4,180	401
2017	5,948	565
Years 2018-2023	44,921	5,487

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16 - EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit and Post Retiree Medical Plans (Continued)

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $11,100 to the Company’s Pension Plans during 2013.

The components of net periodic benefit cost were as follows for the years ended December 31, 2012, 2011 and 2010:

	Pension Benefits			Post Retirement Medical Plan
	2012	2011	2010	2012	2011	2010
Components of net period benefit cost:
Service cost	$11,437	$8,678	$347	$633	$540	$—
Interest cost	502	140	40	395	381	—
Expected return on plan assets	(323)	(38)	(15)	—	—	—
Amortization of prior service cost	11	11	—	—	—	—
Amortization of actuarial loss	30	56	—	—	—	—

Net periodic benefit cost	$11,657	$8,847	$372	$1,028	$921	$—

The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension Benefits			Post Retirement Medical Plan
	2012	2011	2010	2012	2011	2010
Prior service costs	$—	$—	$(125)	$—	$—	$—
Net actuarial loss (gain)	6,817	661	(909)	(189)	738	—
Amortization of losses	(41)	(67)	—	—	—	—

Total changes in other comprehensive loss	$6,776	$594	$(1,034)	$(189)	$738	$—

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2012 and 2011 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post Retirement Medical Plan
	2012	2011	2012	2011
Prior service costs	$(103)	$(114)	$—	$—
Net actuarial loss	(8,306)	(1,519)	(528)	(738)

Total	$(8,409)	$(1,633)	$(528)	$(738)

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16 - EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit and Post Retiree Medical Plans (Continued)

The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2011 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2012:

	Pension Benefits	Post Retirement Medical Plan
Amortization of prior service costs	$11	$—
Amortization of net actuarial loss	420	—

Total	$431	$—

The weighted average assumptions used to determine the benefit obligations as of December 31, 2012 and 2011 were as follows:

	Pension Benefits		Post Retirement Medical Plan
	2012	2011	2012	2011
Discount rate	3.45%	4.45%	3.45%	4.45%
Rate of compensation increase	4%	4%	—	—

The discount rate assumptions used to determine the defined benefit and Post Retirement Medical plans obligations as of December 31, 2012 and 2011 were based on the Mercer Yield Curve. The Mercer Yield Curve is developed from a portfolio of high-quality investment grade bonds. To determine the discount rate, each year’s projected cash flow for the defined benefit and Post Retirement Medical plans is discounted at a spot (zero-coupon) rate appropriate for that maturity; the discount rate is the single equivalent rate that produces the same discounted present value.

The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension Benefits			Post Retirement Medical Plan
	2012	2011	2010	2012	2011	2010
Discount rate	4.45%	5.25%	6%	4.45%	5.25%	—
Expected long-term rate of return on plan assets	4.25%	4.25%	4%	—	—	—
Rate of compensation increase	4%	4%	4%	—	—	—

The assumed health care cost trend rates as of December 31, 2012 and 2011 were as follows:

	Post Retirement Medical Plan
	2012	2011
Health care cost trend rate assumed for next year	7%	7%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2027	2024

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16 - EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit and Post Retiree Medical Plans (Continued)

Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical postretirement benefits:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$144	$(123)
Effect on accumulated postretirement benefit obligation	1,137	(994)

The tables below present the fair values of the assets of the Company’s Qualified Plan as of December 31, 2012 and 2011 by level of fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds. As noted above, the Company’s post retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)
	December 31,
	2012	2011
Government securities:
Vanguard Intermediate-Term Treasury Fund	$10,232	$4,758
Cash and cash equivalents	—	—

Total	$10,232	$4,758

The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2012, the plan assets were 100% intermediate fixed income investments. The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

17 - FAIR VALUE MEASUREMENTS

The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2012 and 2011.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,786	$—	$—	$175,786
Commodity contracts	3,303	—	—	3,303
Derivatives included with inventory supply arrangement obligations	—	5,595	—	5,595
Liabilities:
Catalyst lease obligations	—	43,442	—	43,442
Commodity contracts	—	1,872	—	1,872
Contingent consideration for refinery acquisition	—	—	21,358	21,358

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

17 - FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$666	$—	$—	$666
Commodity contracts	72	—	—	72
Liabilities:
Catalyst lease obligations	—	30,266	—	30,266
Derivatives included with inventory supply arrangement obligations	—	3,070	—	3,070
Contingent consideration for refinery acquisition	—	—	122,232	122,232

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•

The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•

The derivatives included with inventory supply arrangement obligations and the catalyst lease liabilities are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•

The contingent consideration for refinery acquisition obligation at December 31, 2012 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management’s estimate of the future cash flows of the Toledo refinery; a risk free rate of return of 0.16%; credit rate spread of 4.38%; and a discount rate of 4.54%. The change in fair value of the obligation during the year ended December 31, 2012 was impacted primarily by the change in the time value of money discount as the obligation is expected to be paid in full by April 2013. A significant decrease in the estimated future cash flows used in the cash flow model would result in a decrease in the fair value for this liability.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Year ended December 31,
	2012	2011
Balance at beginning of period	$122,232	$—
Purchases	—	117,017
Settlements	(103,642)	—
Unrealized loss included in earnings	2,768	5,215
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Balance at end of period	$21,358	$122,232

There were no transfers between levels during the years ended December 31, 2012 and 2011, respectively.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

18 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. The Company was also party to an agreement that contained purchase obligations for certain volumes of stored intermediates inventory during the years ended December 31, 2012 and 2011, which was terminated during the first quarter of 2012. The purchase obligations related to crude oil and feedstocks are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory beginning July 1, 2011. The fair value of these purchase obligation derivatives is based on market prices of crude oil and intermediates in the future. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2012, there were 2,529,447 barrels of crude oil and feedstocks (3,101,333 barrels at December 31, 2011) outstanding under these derivative instruments designated as fair value hedges and no barrels (117,848 barrels at December 31, 2011) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2012, there were 9,234,000 barrels of crude oil and 1,310,000 barrels of refined products (7,000 and 349,000, respectively, as of December 31, 2011), outstanding under short and long term future commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2012 and 2011 and the line items in the consolidated balance sheet in which the fair values are reflected. See Note 17 for additional information related to the fair values of derivative instruments.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$5,595
December 31, 2011:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(1,465)

Derivatives not designated as hedging instruments:
December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$—
Commodity contracts	Accounts receivable	$1,431
December 31, 2011:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(1,605)
Commodity contracts	Accounts receivable	$72

18 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

18 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Company’s policy is to net the fair value of the derivatives included with inventory supply arrangement obligations against the liability related to inventory supply arrangements with the same counterparty as the legal right of offset exists.

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated statement of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$7,060
For the year ended December 31, 2011:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(6,076)
For the year ended December 31, 2010:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Derivatives not designated as hedging instruments:
For the year ended December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(8)
Commodity contracts	Cost of sales	$34,778
For the year ended December 31, 2011:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,829
Commodity contracts	Cost of sales	$5,604
For the year ended December 31, 2010:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(2,043)
Commodity contracts	Cost of sales	$—
Hedged items designated in fair value hedges:
For the year ended December 31, 2012:
Crude oil and feedstock inventory	Cost of sales	$(4,704)
For the year ended December 31, 2011:
Crude oil and feedstock inventory	Cost of sales	$6,558
For the year ended December 31, 2010:
Crude oil and feedstock inventory	Cost of sales	$—

Ineffectiveness related to the Company’s fair value hedges resulted in a gain of $2,356 and $482 for the years ended December 31, 2012 and 2011, respectively. The gains and losses due to ineffectiveness were excluded from the assessment of hedge effectiveness. The Company did not apply hedge accounting to any of its derivative instruments prior to July 1, 2011.

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

19 - REVENUES

The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Years Ended December 31,
	2012	2011	2010
Gasoline and distillates	$17,878,957	$13,182,234	$175,083
Chemicals	705,373	344,311	—
Lubricants	517,921	525,095	13,718
Liquefied petroleum gases	380,747	430,435	5,739
Asphalt and residual oils	370,420	441,638	8,739
Other	285,269	36,625	7,392

	$20,138,687	$14,960,338	$210,671

20 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share attributable to PBF Energy:

Basic Earnings Per Share:
Numerator for basic net income per Class A common share-net income attributable to PBF Energy Inc.	$1,956

Denominator for basic net income per Class A common share-weighted average shares	23,570,240

Basic net income attributable to PBF Energy Inc. per Class A common share	$0.08

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy Inc.	$1,956
Plus: Net income attributable to noncontrolling interest (1)	10,005
Less: Income tax on net income attributable to noncontrolling interest (1)	(3,948)

Numerator for diluted net income per Class A common share	$8,013

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	23,570,240
Effect of dilutive securities:
Conversion of PBF LLC Series A Units (1)	72,972,131
Common stock equivalents	688,533

Denominator for diluted net income per common share-adjusted weighted average shares	97,230,904

Diluted net income attributable to PBF Energy Inc. per Class A common share	$0.08

PBF ENERGY INC. AND SUBSIDIARIES

(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

20 - NET INCOME PER SHARE (Continued)

(1)	The diluted earnings per share calculation above, assumes the conversion of all outstanding PBF LLC Series A Units to Class A Common Stock of PBF Energy as of the date of the IPO. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 39.5% effective tax rate) attributable to the converted units.

Dilutive earnings per share excludes the effects of options to purchase 682,500 shares of PBF Energy Class A common stock because they are anti-dilutive.

21 - SUBSEQUENT EVENTS

Toledo Refinery Fire

On January 30, 2013, there was a brief fire within the fluid catalytic cracking complex (“FCC”) at the Toledo refinery. The FCC was the only unit involved and it was temporarily shut down. There were no injuries or known offsite impacts. The refinery resumed running at planned rates on February 18, 2013.

Dividend Declaration

On February 20, 2013, the Company’s Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on March 15, 2013 to Class A common stockholders of record at the close of business on March 5, 2013.

Delaware Economic Development Authority Loan

In February 2013, the Company received confirmation from the Delaware Economic Development Authority that they had satisfied the conditions necessary for the first $4.0 million tranche of the loan to be converted to a grant. See Note 8 for further details on the Delaware Economic Development Authority Loan.

PBF ENERGY INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

The following table summarizes quarterly financial data for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts).

	2012 Quarter Ended
	March 31	June 30	September 30	December 31 (a)
Revenues	$4,716,106	$5,077,015	$5,395,206	$4,950,360
Income (loss) from operations	(164,083)	579,506	220,109	284,901
Net income (loss)	(202,532)	555,742	186,564	264,263
Net income attributable to PBF Energy Inc.				1,956
Earnings per common share -assuming dilution				$.08

	2011 Quarter Ended
	March 31 (b)	June 30	September 30	December 31 (c)
Revenues	$1,912,456	$3,526,681	$4,744,760	$4,776,441
Income (loss) from operations	(38,605)	177,885	331,979	(165,569)
Net income (loss)	(47,821)	168,575	306,397	(184,480)

(a)	On December 12, 2012, PBF Energy Inc. completed an initial public offering which closed on December 18, 2012.
(b)	The Company acquired the Toledo refinery on March 1, 2011 from Sunoco.
(c)	In October 2011 the Delaware City refinery became fully operational.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Holding Company LLC:

We have audited the accompanying balance sheet of the Paulsboro Refining Business as of December 16, 2010, and the related statement of income, changes in net parent investment, and cash flows for the period from January 1 through December 16, 2010. These financial statements are the responsibility of the management of the Paulsboro Refining Business. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Paulsboro Refining Business’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Paulsboro Refining Business as of December 16, 2010, and the results of its operations and its cash flows for the period from January 1 through December 16, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Antonio, Texas

June 23, 2011

PAULSBORO REFINING BUSINESS

BALANCE SHEET

(In thousands)

December 16, 2010
ASSETS
Current assets:
Restricted cash	12,122
Accounts receivable, net	686
Inventories	155,332
Prepaid expenses	829

Total current assets	168,969

Property, plant and equipment, at cost	341,236
Accumulated depreciation	—

Property, plant and equipment, net	341,236

Total assets	$510,205

LIABILITIES AND NET PARENT INVESTMENT
Current liabilities:
Current portion of capital lease obligation	$27
Accounts payable	12,950
Accrued expenses	6,046
Taxes other than income taxes	162

Total current liabilities	19,185

Capital lease obligation, less current portion	107

Other long-term liabilities	23,290

Commitments and contingencies

Net parent investment	467,623

Total liabilities and net parent investment	$510,205

See accompanying notes to the financial statements.

PAULSBORO REFINING BUSINESS

STATEMENT OF INCOME

(In thousands)

Period from January 1, 2010 through December 16, 2010

Operating revenues	$4,708,989

Costs and expenses:
Cost of sales	4,487,825
Operating expenses	259,768
General and administrative expenses	14,606
Asset impairment loss	895,642
Depreciation and amortization expense	66,361

Total costs and expenses	5,724,202

Operating income (loss)	(1,015,213)
Interest and other income and expense, net	500

Income (loss) before income tax expense (benefit)	(1,014,713)
Income tax expense (benefit)	(322,962)

Net income (loss)	$(691,751)

See accompanying notes to the financial statements.

PAULSBORO REFINING BUSINESS

STATEMENT OF CHANGES IN NET PARENT INVESTMENT

(In thousands)

Balance as of January 1, 2010	$1,083,268
Net loss	(691,751)
Net cash advances from parent	76,106

Balance as of December 16, 2010	$467,623

See accompanying notes to the financial statements.

PAULSBORO REFINING BUSINESS

STATEMENT OF CASH FLOWS

(In thousands)

Period from January 1, 2010 Through December 16, 2010

Cash flows from operating activities:
Net income (loss)	$(691,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	66,361
Asset impairment loss	895,642
Deferred income tax expense (benefit)	(283,470)
Changes in current assets and current liabilities	(8,663)
Other, net	(11,840)

Net cash provided by (used in) operating activities	(33,721)

Cash flows from investing activities:
Capital expenditures	(20,122)
Deferred turnaround and catalyst costs	(17,011)
Other investing activities, net	(5,229)

Net cash used in investing activities	(42,362)

Cash flows from financing activities:
Capital lease payments	(25)
Net cash advances from (repayments to) parent	76,106

Net cash provided by (used in) financing activities	76,081

Net decrease in cash	(2)
Cash at beginning of period	2

Cash at end of period	$—

See accompanying notes to the financial statements.

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS

1 - BUSINESS DESCRIPTION

The Paulsboro Refining Business (the Business) includes the operations of the Paulsboro Refinery and related assets. The Paulsboro Refinery is located on 950 acres in Paulsboro, New Jersey, approximately 15 miles south of Philadelphia on the Delaware River. The refinery has a total throughput capacity, including crude oil and other feedstocks, of approximately 185,000 barrels per day. The refinery’s main processing facilities include a crude unit, a coker, a propane deasphalting unit, a fluid catalytic cracking unit, a continuous catalytic desulfurization unit, and a sulfur recovery unit. The refinery processed primarily sour crude oils into a wide slate of products including gasolines, distillates, lube oil basestocks and lube extracts, asphalt, fuel oil, petroleum coke, propane and sulfur. Feedstocks and refined products were typically transported by tanker and barge via refinery-owned dock facilities along the Delaware River, Buckeye Pipeline Company’s product distribution system into western Pennsylvania and Ohio, a local truck rack owned by NuStar Energy L.P., railcars, and the Colonial pipeline, which allowed products to be sold into the New York Harbor market.

The Paulsboro Refinery was acquired by a subsidiary of Valero Energy Corporation (Valero) from Mobil Oil Corporation (Mobil) on September 16, 1998. References to Valero or Parent herein may refer to Valero Energy Corporation or one or more of its direct or indirect subsidiaries that were not included in the financial statements of the Business, as the context requires.

As described in Note 3, the Business was sold to PBF Holding Company LLC (PBF Holding) on December 17, 2010. These financial statements include the operations of the Business through December 16, 2010.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with applicable United States generally accepted accounting principles (GAAP). The financial statements reflect Valero’s historical cost basis in the Business.

The financial statements include allocations and estimates of general and administrative costs of Valero that were attributable to the operations of the Business. The Business purchased its crude oil and other feedstocks from and sold its refined products to Valero. Purchases of feedstock by the Business from Valero were recorded at the cost paid to third parties by Valero, and sales of refined products from the Business to Valero were recorded at intercompany transfer prices, which were market prices adjusted by quality, location, and other differentials on the date of the sale. Management believes that the assumptions, estimates, and allocations used to prepare these financial statements are reasonable. However, the amounts reflected in these financial statements may not necessarily be indicative of the revenues, costs, and expenses that would have resulted if the Business had been operated as a separate entity.

The Business’ results of operations may have been affected by seasonal factors, such as the demand for petroleum products, which vary during the year, or industry factors that may be specific to a particular period, such as industry supply capacity and refinery turnarounds. In addition, the Business’ results of operations were dependent on Valero’s feedstock acquisition and refined product marketing activities.

Management has evaluated subsequent events that occurred after December 16, 2010 through June 23, 2011, the date these financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized or disclosed in these financial statements.

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviewed its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates.

Inventories

Inventories represent inventories located at the refinery and consisted of refinery feedstocks purchased for processing, refined products, and materials and supplies. Inventories were carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and refined products were determined under the last-in, first-out (LIFO) method using the dollar-value LIFO method, with any increments valued based on purchase prices at the end of the year. The cost of materials and supplies was determined under the weighted-average cost method.

Property, Plant and Equipment

Property, plant and equipment were stated at cost. Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, were recorded at cost.

The costs of minor property units (or components of property units), net of salvage value, retired or abandoned were charged or credited to accumulated depreciation under the composite method of depreciation. Gains or losses on sales or other dispositions of major units of property were recorded in income and were reported in depreciation and amortization expense.

Depreciation of property, plant and equipment was recorded on a straight-line basis over the estimated useful lives of the related facilities primarily using the composite method of depreciation. Leasehold improvements and assets acquired under capital leases were amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. The Business recorded additional accumulated depreciation of $354,829 in recognition of the asset impairment discussed below and in Note 3.

Deferred Charges and Other Assets

Deferred charges and other assets included the following:

•

refinery turnaround costs, which were incurred in connection with planned major maintenance activities at the Paulsboro Refinery and which were deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs;

•

fixed-bed catalyst costs, representing the cost of catalyst that was changed out at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function, which were deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst; and

•	process royalty costs, which were deferred when incurred and amortized over the life of the specific royalty.

Impairment and Disposal of Long-Lived Assets

Long-lived assets were tested for recoverability whenever events or changes in circumstances indicated that the carrying amount might not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. On December 16, 2010, the Business recorded an asset impairment charge of $896 million as a result of Valero’s sale of the Business to PBF Holding on December 17, 2010.

Environmental Matters

Liabilities for future remediation costs were recorded when environmental assessments and/or remedial efforts were probable and the costs could be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally were based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities were based on best estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as the Business’ own internal environmental policies. Amounts recorded for environmental liabilities were not reduced by possible recoveries from third parties.

Asset Retirement Obligations

The Business had asset retirement obligations with respect to certain of its refinery assets due to various legal obligations to clean and/or dispose of various component parts at the time they were retired. As of December 31, 2010, the Business had recorded asset retirement obligations related to certain pond closures and a landfill closure.

In addition to these recorded asset retirement obligations, the Business had asset retirement obligations with respect to certain other component parts of its refinery assets. However, those component parts could be used for extended and indeterminate periods of time as long as they were properly maintained and/or upgraded. It was management’s practice and current intent to maintain those refinery assets and continue making improvements to those assets based on technological advances. As a result, management believed that those refinery assets had an indeterminate life for purposes of estimating asset retirement obligations because dates or ranges of dates upon which such refinery assets would be retired cannot be reasonably estimated at this time. When a date or range of dates can be reasonably estimated for the retirement of any component part of those refinery assets, an estimate of the cost of performing the retirement activities will be determined and a liability will be recorded for the fair value of that cost using established present value techniques.

Net Parent Investment

The net parent investment represents a net amount consisting of the Parent’s initial investment in the Business and subsequent adjustments resulting from the operations of the Business and various transactions between the Business and Valero. The Business participated in the Parent’s centralized cash management program under which all of the Business’ cash receipts were remitted to and all cash disbursements were funded by the Parent. Other transactions affecting the net parent investment include general and administrative expenses incurred by Valero and allocated to the Business. There were no terms of settlement or interest charges associated with the net parent investment.

Revenue Recognition

Revenues were recorded by the Business upon delivery of the refined products to the Parent, which was the point at which title to the products was transferred.

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cost of Sales

Cost of sales included the cost of feedstock acquired for processing by the Business, including transportation costs to deliver the feedstock to the refinery.

Operating Expenses

Operating expenses consisted primarily of labor costs of refinery personnel, maintenance, fuel and power costs, chemical and catalyst costs, and third-party services. Such expenses were recognized as incurred.

Stock-Based Compensation

Employees of the Business participate in various employee benefit plans of the Parent, including certain stock-based compensation plans as discussed in Note 9. Compensation expense for awards under the stock-based compensation plans was based on the fair value of the awards granted and was recognized in the statements of income on a straight-line basis over the requisite service period of each award. For new grants that had retirement-eligibility provisions, the Business used the substantive vesting period approach, under which compensation cost was recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility was achieved if that date was expected to occur before the nominal vesting periods of the awards was fulfilled.

Income Taxes

Income taxes were accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts were measured using enacted tax rates expected to apply to taxable income in the year those temporary differences were expected to be recovered or settled.

The Business paid the Parent the amount of its current federal income tax liability as determined under a tax-sharing arrangement with the Parent; the accrual and payment of the current federal income tax liability was recorded in net parent investment in the financial statements in the year incurred. The current state income tax liability of the Business was reflected in income taxes payable.

Historically, the Business’ results of operations were included in the consolidated federal income tax return filed by Valero and were included in state income tax returns of subsidiaries of Valero. The income tax provision represented the current and deferred income taxes that would have resulted if the Business were a stand-alone taxable entity filing its own income tax returns. Accordingly, the calculations of the current and deferred income tax provision necessarily require certain assumptions, allocations, and estimates that management believed were reasonable to reflect the tax reporting for the Business as a stand-alone taxpayer.

The Business elected to classify any interest expense and penalties related to the underpayment of income taxes in income tax expense.

Segment Disclosures

The Business operated in only one segment, the refining segment of the oil and gas industry.

Financial Instruments

The Business’ financial instruments included cash, receivables, and payables. The estimated fair values of these financial instruments approximated their carrying amounts.

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

3 - SALE OF BUSINESS

On December 17, 2010, the Business was sold to PBF Holding for $661 million of proceeds, of which $160 million consisted of a short-term note. Working capital, consisting primarily of inventory, was included as part of this transaction. On December 16, 2010, the Business recorded an impairment charge of $896 million to reflect the reduction in the carrying value of its assets.

4 - INVENTORIES

Inventories consisted of the following (in thousands):

December 16, 2010
Refinery feedstocks	$50,604
Refined products and blendstocks	92,664
Materials and supplies	12,064

Inventories	$155,332

A reduction in inventory volumes during the period from January 1, 2010 through December 16, 2010 and for the year ended December 31, 2009 resulted in a liquidation of LIFO inventory layers that were established in prior years. The effect of these liquidations was to decrease cost of sales by $20.8 million for the period from January 1, 2010 through December 16, 2010.

As of December 16, 2010, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $171.3 million.

5 - PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 16, 2010
Land		$7,564
Crude oil processing facilities	25 years	1,410,361
Buildings	40 – 42 years	3,005
Precious metals		5,231
Other	5 – 20 years	51,518
Construction in progress		63,664
Asset impairment		(1,200,107)

Property, plant and equipment, at cost		341,236
Accumulated depreciation		—

Property, plant and equipment, net		$341,236

The Business leased an oxygen facility under a capital lease that is discussed further in Note 8. The capital lease, which is included above in “other,” had a net book value of $0.2 million, net of accumulated amortization of $0.1 million, as of December 16, 2010.

Depreciation expense for the period from January 1, 2010 through December 16, 2010 was $52.1 million.

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 16, 2010, various projects with a total cost of approximately $56 million had been temporarily suspended. These costs were written off and included in the asset impairment charge discussed in Note 3.

6 - ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities as of December 16, 2010 consisted of the following (in thousands):

	Accrued Expenses	Other Long-Term Liabilities
	2010	2010
Asset retirement obligations	$3,500	$7,867
Environmental liabilities	1,405	11,459
Legal and regulatory liabilities	625	1,983
Uncertain income tax position liabilities	—	1,981
Employee wage and benefit costs	501	—
Other	15	—

Total	$6,046	$23,290

Environmental Liabilities

In connection with the acquisition of the Paulsboro Refinery in 1998, Valero assumed certain environmental liabilities including, but not limited to, certain remediation obligations related primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs.

The table below reflects the changes in the environmental liabilities of the Business (in thousands):

Period from January 1 through December 16, 2010

Balance as of beginning of period	$15,008
Additions to liability	700
Payments, net of third-party recoveries	(2,844)

Balance as of end of period	$12,864

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations

The table below reflects the changes in asset retirement obligations of the Business (in thousands):

Period from January 1 through December 16, 2010

Balance as of beginning of period	$11,807
Settlements	(440)

Balance as of end of period	$11,367

7 - COMMITMENTS AND CONTINGENCIES

Leases

The Business had long-term operating lease commitments for office facilities and office equipment. In most cases, the Business expects that in the normal course of business, its leases will be renewed or replaced by other leases.

The Business leased an oxygen facility under an agreement accounted for as a capital lease. The lease expires in May 2015.

As of December 16, 2010, future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

	Operating Leases	Capital Lease
2011	$1,574	$34
2012	1,587	34
2013	1,610	34
2014	1,634	34
2015	1,657	14
Remainder	1,965	—

Total minimum rental payments	$10,027	150

Less interest expense		(16)

Capital lease obligation		$134

Rental expense for all operating leases was $12.0 million for the period ended December 16, 2010.

Litigation Matters

MTBE Litigation

As of June 23, 2011, Valero and several of its subsidiaries are named in numerous cases involving claims related to MTBE contamination in groundwater based on the manufacture, marketing and supply of gasoline containing MTBE. With respect to the historic operations at the Paulsboro Refinery, ten of these cases may involve

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

allegations of liability for gasoline containing MTBE manufactured at the Paulsboro Refinery. The Valero subsidiary that previously owned the Paulsboro Refinery has been named in four of the cases along with Valero and other Valero subsidiaries and has potential liability in the other six cases. In connection with the sale of the Business, Valero retained the liability for these matters. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. Valero has been named in these lawsuits together with many other refining industry companies. Valero is being sued primarily as a refiner and distributor of MTBE and gasoline containing MTBE. Valero does not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. All but one of the cases are pending in federal court and most are consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Discovery is open in all cases. Valero believes that it has strong defenses to all claims and is vigorously defending the lawsuits. Although Valero has recorded a loss contingency liability with respect to the MTBE litigation portfolio, the Business had not recorded a liability for this litigation.

Other Litigation

The Business was also a party to other claims and legal proceedings arising in the ordinary course of business. Management believed that there was only a remote likelihood that future costs related to known contingent liabilities related to these legal proceedings would have a material adverse impact on the results of operations or financial position of the Business.

8 - EMPLOYEE BENEFIT PLANS

Employees who work for the Business were included in the various employee benefit plans of the Parent. These plans included qualified, non-contributory defined benefit retirement plans, defined contribution plans, employee and retiree medical, dental, and life insurance plans, incentive plans (i.e., stock options, restricted stock, and bonuses), and other such benefits. For the incentive plans, the Business was charged with the bonus, stock option, and restricted stock expense directly attributable to its employees. For the purposes of these financial statements, the Business was considered to be participating in multi-employer benefit plans of the Parent.

The Business’ allocated share of the Parent’s employee benefit plan expenses were as follows (in thousands):

Period from January 1 through December 16, 2010

Defined benefit plans excluding incentive plans	$13,361
Incentive plans	6,305

Employee benefit plan expenses incurred by the Business were included in operating expenses with the related payroll costs.

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

9 - INCOME TAXES

The amounts presented below relate only to the Business and were calculated as if the Business filed separate federal and state income tax returns.

Components of income tax expense (benefit) were as follows (in thousands):

Period from January 1 through December 16, 2010

Current:
Federal	$(39,492)
State	—

Total current	(39,492)

Deferred:
Federal	(247,514)
State	(35,955)

Total deferred	(283,470)

Income tax expense (benefit)	$(322,962)

The following is a reconciliation of total income tax expense (benefit) to income taxes computed by applying the U.S. statutory federal income tax rate (35% for all periods presented) to income (loss) before income tax expense (benefit) (in thousands):

Period from January 1 through December 16, 2010

Federal income tax expense (benefit) at the U.S. statutory rate	$(355,150)
U.S. state income tax expense (benefit), net of U.S. federal income tax effect	(23,371)
U.S. manufacturing deduction	2,540
Change in valuation allowance	52,644
Other, net	375

Income tax expense (benefit)	$(322,962)

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

December 16, 2010
Deferred income tax assets:
Tax credit carryforwards	$1,300
Net operating losses (NOL)	22,795
Environmental liabilities	5,255
Compensation and employee benefit liabilities	4,481
Property, plant and equipment	70,007
Other assets	3,664

Total deferred income tax assets	107,502
Less: Valuation allowance	(88,444)

Net deferred tax asset	19,058

Deferred income tax liabilities:
Inventories	(19,016)
Other	(42)

Total deferred income tax liabilities	(19,058)

Net deferred income tax liabilities	$—

The Business had the following income tax credit and loss carryforwards as of December 16, 2010 (in thousands):

	Amount	Expiration
U.S. state NOL (gross amount)	$389,651	2029 through 2030
U.S. state credits	2,000	2016 through 2017

The Business recorded a valuation allowance as of December 16, 2010 due to uncertainties related to its ability to utilize some of its deferred income taxes, primarily consisting of certain state NOLs, state credits, and federal deferred tax assets. The valuation allowance was based on estimates of taxable income in the various jurisdictions in which the Business operated and the period over which deferred income taxes would be recoverable. The realization of net deferred income tax assets recorded as of December 16, 2010 was primarily dependent upon the ability of the Business to generate future taxable income in certain states. Because the Business was sold on December 17, 2010 and no gain was recognized from the sale, no future taxable income will be generated, and therefore the Business recorded a valuation allowance.

The following is a reconciliation of the change in unrecognized tax benefits, excluding the effect of related penalties and interest and the federal tax effect of state unrecognized tax benefits (in millions):

Period from January 1 through December 16, 2010

Balance as of beginning of period	$1,668
Reductions for tax positions related to prior years	(510)

Balance as of end of period	$1,158

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

10 - SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by (used in) operating activities, net income (loss) was adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

Period from January 1 through December 16, 2010

Decrease (increase) in current assets:
Restricted cash	$(12,122)
Accounts receivable	(110)
Inventories	21,230
Prepaid expenses	412
Increase (decrease) in current liabilities:
Accounts payable	(11,885)
Accrued expenses	(6,140)
Taxes other than income taxes	(48)
Income taxes payable	—

Changes in current assets and current liabilities	$(8,663)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	the amounts shown above exclude changes in cash, deferred income taxes, and current portion of capital lease obligation, and

•	amounts accrued for capital expenditures and deferred turnaround and catalyst costs were reflected in investing activities when such amounts were paid.

Cash flows related to income taxes and interest were as follows (in thousands):

Period from January 1 through December 16, 2010

Income taxes paid, net of tax refunds received	$(39,492)
Interest paid (net of amount capitalized)	7

11 - RELATED-PARTY TRANSACTIONS

Related-party transactions of the Business included the purchase of feedstocks by the Business from Valero, operating revenues received by the Business from its sales of refined products to Valero, and the allocation of insurance and security costs and certain general and administrative costs from Valero to the Business. Purchases of feedstock by the Business from Valero were recorded at the cost paid to third parties by Valero. Sales of refined products from the Business to Valero were recorded at intercompany transfer prices, which were market prices adjusted by quality, location, and other differentials on the date of the sale. General and administrative costs were charged by Valero to the Business based on management’s determination of such costs attributable to the operations of the Business. However, such related-party transactions cannot be presumed to be carried out on an arm’s length basis as the requisite conditions of competitive, free-market dealings may not exist. For purposes of these financial statements, payables and receivables related to transactions between the Business and Valero were included as a component of the net parent investment.

PAULSBORO REFINING BUSINESS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Business participated in the Parent’s centralized cash management program under which cash receipts and cash disbursements were processed through the Parent’s cash accounts with a corresponding credit or charge to an intercompany account. This intercompany account was included in the net parent investment.

As discussed above, Valero provided the Business with certain general and administrative services, including the centralized corporate functions of legal, accounting, treasury, environmental, engineering, information technology, and human resources. For these services, Valero charged the Business a portion of its total general and administrative expenses incurred in the U.S. The general and administrative expenses represented the amount of such costs allocated to the Business for the periods presented, with this allocation based on investments in property, operating revenues, and payroll expenses. Management believed that the amount of general and administrative expenses allocated to the Business was a reasonable approximation of the costs related to the Business.

The following table summarizes the related-party transactions of the Business (in thousands):

Period from January 1 through December 16, 2010

Revenues.	$4,708,989
Cost of sales	4,485,451
Operating expenses	3,071
General and administrative expenses	14,606

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2013

POWER OF ATTORNEY

Each of the officers and directors of PBF Energy Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Michael Gayda, Matthew Lucey and Jeffrey Dill, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley (Thomas J. Nimbley)	Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ Matthew C. Lucey (Matthew C. Lucey)	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ Karen B. Davis (Karen B. Davis)	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/s/ Thomas D. O’Malley (Thomas D. O’Malley)	Executive Chairman of the Board of Directors	February 28, 2013

/s/ Spencer Abraham	Director	February 28, 2013
(Spencer Abraham)

/s/ Jefferson F. Allen	Director	February 28, 2013
(Jefferson F. Allen)

/s/ Martin J. Brand	Director	February 28, 2013
(Martin J. Brand)

/s/ Timothy H. Day	Director	February 28, 2013
(Timothy H. Day)

Signature	Title	Date

/s/ David I. Foley	Director	February 28, 2013
(David I. Foley)

/s/ Dennis Houston	Director	February 28, 2013
(Dennis Houston)

/s/ Edward F. Kosnik	Director	February 28, 2013
(Edward F. Kosnik)

/s/ Neil A. Wizel	Director	February 28, 2013
(Neil A. Wizel)