Form 10-Q
period 2013-03-31
PBF Energy Inc.; PBF Holding Co LLC; PBF Finance Corp
filed 2013-05-09
CIK 1534504, 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35764
Commission File Number: 333-186007
Commission File Number: 333-186007-07

PBF ENERGY INC.
PBF HOLDING COMPANY LLC
PBF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE DELAWARE DELAWARE	45-3763855 27-2198168 45-2685067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
(973) 455-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

PBF Energy Inc.	☒ Yes ☐ No
PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PBF Energy Inc.	☒ Yes ☐ No
PBF Holding Company LLC	☒ Yes ☐ No
PBF Finance Corporation	☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
PBF Energy Inc.	☐	☐	☒	☐
PBF Holding Company LLC	☐	☐	☒	☐
PBF Finance Corporation	☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Energy Inc.	☐ Yes ☒ No
PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
As of May 3, 2013, PBF Energy Inc. had outstanding 23,613,835 shares of Class A common stock and 41 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest of approximately 24.4% of the outstanding economic interest in, PBF Energy Company LLC. PBF Energy Company LLC held 100% of the membership interests in PBF Holding Company LLC as of May 3, 2013. PBF Holding Company LLC has no common stock outstanding. As of May 3, 2013, PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2013

Explanatory Note
This combined Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”), PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such other Registrant, and therefore makes no representation as to any such information. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 24.4% of the outstanding economic interests in, PBF Energy Company LLC ("PBF LLC"). PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three months ended March 31, 2013 and constituting 100% of PBF Energy’s revenue generating assets as of March 31, 2013.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF Holding and subsidiaries. Discussions or areas of this report that either apply only to PBF Energy or PBF Holding are clearly noted in such sections.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and elsewhere in the Annual Reports on Form 10-K for the year ended December 31, 2012 for PBF Energy Inc. and PBF Holding Company LLC and our other filings with the Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	supply, demand, prices and other market conditions for our services;

•	the effects of competition in our markets;

•	changes in currency exchange rates, interest rates and capital costs;

•	adverse developments in our relationship with both our key employees and unionized employees;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) tightly and generate earnings and cash flow;

•	our substantial indebtedness described in our 2012 Annual Reports on Form 10-K and this Quarterly Report on Form 10-Q;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	our assumptions regarding payments arising under the tax receivable agreement and other arrangements relating to our organizational structure;

•	our expectations with respect to our acquisition activity;

•	our expectations with respect to our capital improvement projects including the development and expansion of our Delaware City crude unloading facility;

•	the possibility that we might reduce or not make further dividend payments;

•	our ability to retain key employees; and

•	the costs of being a public company, including Sarbanes-Oxley Act compliance.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the date as of which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$404,088	$285,884
Accounts receivable	662,846	503,796
Inventories	1,450,518	1,497,119
Deferred tax asset	5,635	7,717
Prepaid expense and other current assets	28,590	13,388
Total current assets	2,551,677	2,307,904

Property, plant, and equipment, net	1,658,291	1,635,587
Deferred tax assets	107,500	112,862
Deferred charges and other assets, net	191,605	197,349
Total assets	$4,509,073	$4,253,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$476,220	$360,057
Accrued expenses	1,139,153	1,031,467
Payable to related parties pursuant to tax receivable agreement	1,007	1,007
Deferred revenue	212,347	210,543
Total current liabilities	1,828,727	1,603,074

Delaware Economic Development Authority loan	16,000	20,000
Long-term debt	711,548	709,980
Payable to related parties pursuant to tax receivable agreement	159,004	159,004
Other long-term liabilities	32,603	38,099
Total liabilities	2,747,882	2,530,157

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 23,613,835 shares outstanding at March 31, 2013, 23,571,221 shares outstanding, at December 31, 2012	24	24
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 41 shares outstanding, at March 31, 2013 and December 31, 2012	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at March 31, 2013 and December 31, 2012	—	—
Additional paid in capital	418,322	417,835
Retained earnings	6,278	1,956
Accumulated other comprehensive loss	(87)	(61)
Total PBF Energy Inc. equity	424,537	419,754
Noncontrolling interest	1,336,654	1,303,791
Total equity	1,761,191	1,723,545
Total liabilities and equity	$4,509,073	$4,253,702

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
Revenues	$4,797,847	$4,716,106

Cost and expenses:
Cost of sales, excluding depreciation	4,435,101	4,660,193
Operating expenses, excluding depreciation	206,015	188,143
General and administrative expenses	30,094	13,814
Gain on sale of assets	—	(2,503)
Depreciation and amortization expense	26,532	20,542
	4,697,742	4,880,189

Income (loss) from operations	100,105	(164,083)

Other income (expense)
Change in fair value of contingent consideration	—	(692)
Change in fair value of catalyst lease	(1,339)	(6,348)
Interest expense, net	(21,611)	(31,408)
Income (loss) before income taxes	77,155	(202,531)
Income tax expense	(7,444)	—
Net income (loss)	69,711	$(202,531)
Less: net income attributable to noncontrolling interest	58,305
Net income attributable to PBF Energy Inc.	$11,406

Weighted-average shares of Class A common stock outstanding
Basic	23,589,687
Diluted	97,415,576
Net income available to Class A common stock per share:
Basic	$0.48
Diluted	$0.48
Dividend per common share	$0.30

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
Net income (loss)	$69,711	$(202,531)
Other comprehensive:
Unrealized loss on available for sale securities	—	(3)
Amortization of defined benefit plans unrecognized net gain (loss)	(108)	17
Total other comprehensive income (loss)	(108)	14
Comprehensive income (loss)	69,603	$(202,517)
Less: Comprehensive income attributable to noncontrolling interest	58,223
Comprehensive income attributable to PBF Energy Inc.	$11,380

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$69,711	$(202,531)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28,142	21,752
Stock-based compensation	1,020	507
Change in fair value of catalyst lease obligation	1,339	6,348
Change in fair value of contingent consideration	—	692
Deferred income taxes	7,444	—
Non-cash change inventory repurchase obligations	(8,153)	(19,690)
Write-off of unamortized deferred financing fees	—	4,391
Pension and other post retirement benefits costs	4,182	2,443
Gain on disposition of property, plant and equipment	—	(2,503)

Changes in current assets and current liabilities:
Accounts receivable	(159,050)	(180,988)
Inventories	22,060	54,144
Other current assets	(15,202)	30,902
Accounts payable	116,163	62,886
Accrued expenses	150,707	(115,680)
Deferred revenue	1,804	76,043
Other assets and liabilities	(9,101)	(7,417)
Net cash provided by (used in) operations	211,066	(268,701)

Cash flow from investing activities:
Expenditures for property, plant and equipment	(56,152)	(23,396)
Expenditures for deferred turnarounds cost	(2,166)	(14,041)
Expenditures for other assets	(835)	(4,890)
Proceeds from sale of assets	—	3,211
Net cash used in investing activities	(59,153)	(39,116)

Cash flows from financing activities:
Proceeds from members' capital contributions to PBF Energy Company LLC (former controlling interest)	—	250
Distribution to PBF Energy Company LLC members	(25,892)	—
Dividend payment	(7,084)	—
Proceeds from 8.25% senior secured notes	—	665,806
Proceeds from long-term debt	—	255,000
Proceeds from catalyst lease	—	9,452
Repayment of long-term debt	—	(651,044)
Deferred financing costs and other	(733)	(15,558)
Net cash (used in) provided by financing activities	(33,709)	263,906

Net increase (decrease) in cash and cash equivalents	118,204	(43,911)
Cash and equivalents, beginning of period	285,884	50,166
Cash and equivalents, end of period	$404,088	$6,255

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$—
Accrued construction in progress	5,749	5,314
Non-cash impact of inventory supply and offtake agreements on inventory and accrued expenses	24,541	244,055

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$404,088	$254,291
Accounts receivable	662,846	503,796
Due from related party	—	14,721
Inventories	1,450,518	1,497,119
Prepaid expense and other current assets	28,590	13,388
Total current assets	2,546,042	2,283,315

Property, plant and equipment, net	1,658,291	1,635,587
Deferred charges and other assets, net	191,605	197,349
Total assets	$4,395,938	$4,116,251

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$476,220	$360,057
Accrued expenses	1,138,452	1,025,918
Due to related parties	12,510	—
Deferred revenue	212,347	210,543
Total current liabilities	1,839,529	1,596,518

Delaware Economic Development Authority loan	16,000	20,000
Long-term debt	711,548	709,980
Other long-term liabilities	32,603	38,099
Total liabilities	2,599,680	2,364,597

Commitments and contingencies

Equity:
Member's equity	930,631	930,098
Retained earnings	874,676	830,497
Accumulated other comprehensive loss	(9,049)	(8,941)
Total equity	1,796,258	1,751,654
Total liabilities and stockholders' equity	$4,395,938	$4,116,251

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
Revenues	$4,797,847	$4,716,106

Costs and expenses:
Cost of sales, excluding depreciation	4,435,101	4,660,193
Operating expenses, excluding depreciation	206,015	188,143
General and administrative expenses	30,094	13,814
Gain on sale of assets	—	(2,503)
Depreciation and amortization expense	26,532	20,542
	4,697,742	4,880,189

Income (loss) from operations	100,105	(164,083)

Other income (expense)
Change in fair value of contingent consideration	—	(692)
Change in fair value of catalyst lease	(1,339)	(6,348)
Interest expense, net	(21,611)	(31,408)
Net income (loss)	$77,155	$(202,531)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
Net income (loss)	$77,155	$(202,531)
Other comprehensive income:
Unrealized loss on available for
sale securities	—	(3)
Amortization of defined benefit plans
unrecognized net gain (loss)	(108)	17
Total other comprehensive income (loss)	(108)	14
Comprehensive income (loss)	$77,047	$(202,517)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$77,155	$(202,531)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28,142	21,752
Stock-based compensation	1,020	507
Change in fair value of catalyst lease obligation	1,339	6,348
Change in fair value of contingent consideration	—	692
Non-cash change in inventory repurchase obligations	(8,153)	(19,690)
Write-off of unamortized deferred financing fees	—	4,391
Pension and other post retirement benefit costs	4,182	2,443
Gain on disposition of property, plant and equipment	—	(2,503)

Changes in current assets and current liabilities:
Accounts receivable	(159,050)	(180,988)
Due to/from related party	27,231	—
Inventories	22,060	54,144
Other current assets	(15,202)	30,902
Accounts payable	116,163	62,886
Accrued expenses	155,069	(115,680)
Deferred revenue	1,804	76,043
Other assets and liabilities	(9,101)	(7,417)
Net cash provided by (used in) operations	242,659	(268,701)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(56,152)	(23,396)
Expenditures for deferred turnarounds costs	(2,166)	(14,041)
Expenditures for other assets	(835)	(4,890)
Proceeds from sale of assets	—	3,211
Net cash used in investing activities	(59,153)	(39,116)

Cash flows from financing activities:
Proceeds from member's capital contributions	—	250
Proceeds from senior secured notes	—	665,806
Proceeds from long-term debt	—	255,000
Proceeds from catalyst lease	—	9,452
Distribution to members	(32,976)	—
Repayment of long-term debt	—	(651,044)
Deferred financing costs and other	(733)	(15,558)
Net cash (used in) provided by financing activities	(33,709)	263,906

Net increase (decrease) in cash and cash equivalents	149,797	(43,911)
Cash and equivalents, beginning of period	254,291	50,166
Cash and equivalents, end of period	$404,088	$6,255

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$—
Accrued construction in progress	5,749	5,314
Non-cash impact of inventory supply and offtake agreements on inventory and accrued expenses	24,541	244,055

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation on November 7, 2011 for the purpose of facilitating an initial public offering (“IPO”) of its common equity and to become the sole managing member of PBF Energy Company LLC (“PBF LLC”). Prior to completion of its IPO, PBF Energy had not engaged in any business or other activities except in connection with its formation and the IPO. On December 12, 2012, PBF Energy completed an IPO of 23,567,686 shares of its Class A common stock at a public offering price of $26.00 per share. The IPO subsequently closed on December 18, 2012. PBF Energy used the net proceeds of the offering to acquire approximately 24.4% of the membership interests in PBF LLC and to cover offering expenses. As a result of the initial public offering and related reorganization transactions, PBF Energy became the sole managing member of PBF LLC with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. The financial statements and results of operations for periods prior to the completion of PBF Energy’s IPO and the related reorganization transactions are those of PBF LLC.

Effective with the completion of the PBF Energy IPO and related reorganization transactions, PBF LLC became a minority-owned, controlled and consolidated subsidiary of PBF Energy. PBF LLC, a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Holding and PBF Finance issued 8.25% Senior Secured Notes ("senior secured notes") in 2012, which were subsequently registered under the Securities Act of 1933, as amended. Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Energy and subsidiaries, including PBF Holding, are referred to hereinafter as the "Company".

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

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented . All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Annual Reports on Form 10-K for the year ended December 31, 2012 for PBF Energy Inc. and PBF Holding Company LLC. The results of operations for the three months ended March 31, 2013 are not indicative of the results to be expected for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2013, the Company adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity's financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

derivative instruments. As of March 31, 2013, the impact of offsetting assets and liabilities was not material to the Company and additional disclosure is not included in this Form 10-Q.

On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. For the three months ended March 31, 2013, the impact of reclassification out of accumulated other comprehensive income was not material to the Company and additional disclosure is not included in this Form 10-Q.

3. NONCONTROLLING INTEREST OF PBF ENERGY
As a result of the PBF Energy IPO and the related reorganization transactions, PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated statements of operations represents the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated balance sheets represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy. The noncontrolling interest ownership percentage as of March 31, 2013 and December 31, 2012 is calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2012	72,972,131	23,571,221	96,543,352
	75.6%	24.4%	100%
March 31, 2013	72,972,131	23,613,835	96,585,966
	75.6%	24.4%	100%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2013:

	PBF Energy Inc. Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$419,754	$1,303,791	$1,723,545
Net income (loss)	11,406	58,305	69,711
Dividend and distributions	(7,084)	(25,892)	(32,976)
Stock based compensation	487	533	1,020
Comprehensive loss	(26)	(82)	(108)
Balance at March 31, 2013	$424,537	$1,336,654	$1,761,191

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

4. INVENTORIES

Inventories consisted of the following:

March 31, 2013
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$424,649	$226,512	$651,161
Refined products and blendstocks	355,286	411,369	766,655
Warehouse stock and other	32,702	—	32,702
	$812,637	$637,881	$1,450,518

December 31, 2012
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$384,441	$257,947	$642,388
Refined products and blendstocks	405,545	417,865	823,410
Warehouse stock and other	31,321	—	31,321
	$821,307	$675,812	$1,497,119

Inventory under inventory supply and offtake arrangements includes crude oil stored at the Company’s Paulsboro and Delaware City refineries' storage facilities that the Company will purchase as it is consumed in connection with the crude supply agreements; feedstocks and blendstocks sold to counterparties that the Company will repurchase for further blending into finished products; lube products sold to a counterparty that the Company will repurchase; and light finished products sold to a counterparty in connection with the offtake agreement and stored in the Paulsboro and Delaware City refineries' storage facilities pending shipment by the counterparty.

At March 31, 2013 and December 31, 2012, the replacement value of inventories exceeded the LIFO carrying value by approximately $137,883 and $79,859, respectively.

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	March 31, 2013	December 31, 2012
Deferred turnaround costs, net	$74,844	$78,128
Catalyst	64,071	66,377
Deferred financing costs, net	30,382	30,987
Restricted cash	12,116	12,114
Linefill	8,735	8,042
Intangible assets, net	997	1,085
Other	460	616
	$191,605	$197,349

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

6. ACCRUED EXPENSES

PBF Energy
Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Inventory supply and offtake arrangements	$503,900	$536,594
Inventory-related accruals	421,882	287,929
Customer deposits	47,734	26,541
Accrued transportation costs	25,369	20,338
Renewable energy credit obligations	23,646	—
Excise and sales tax payable	23,598	40,776
Fair value of contingent consideration for refinery acquisition	21,358	21,358
Accrued utilities	19,422	19,060
Accrued salaries and benefits	14,238	15,212
Accrued interest	8,924	22,764
Accrued construction in progress	5,749	16,481
Income taxes payable	1,275	1,275
Other	22,058	23,139
	$1,139,153	$1,031,467

 PBF Holding
Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Inventory supply and offtake arrangements	$503,900	$536,594
Inventory-related accruals	421,882	287,929
Customer deposits	47,734	26,541
Accrued transportation costs	25,369	20,338
Renewable energy credit obligations	23,646	—
Excise and sales tax payable	23,598	36,414
Fair value of contingent consideration for refinery acquisition	21,358	21,358
Accrued utilities	19,422	19,060
Accrued salaries and benefits	14,238	15,212
Accrued interest	8,924	22,764
Accrued construction in progress	5,749	16,481
Other	22,632	23,227
	$1,138,452	$1,025,918

The Company has the obligation to repurchase certain intermediates and lube products under its products offtake agreements with Morgan Stanley Capital Group Inc. (“MSCG”) that are held in the Company’s refinery storage tanks. A liability included in Inventory supply and offtake arrangements is recorded at market price for the volumes held in storage consistent with the terms of the offtake agreements with any change in the market price being recorded in costs of sales.  The liability represents the amount the Company expects to pay to repurchase the volumes held in storage.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

The Company recorded a non-cash benefit of $15,904 and $3,659 related to this liability in the three months ended March 31, 2013 and 2012, respectively.

7. DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN
In June 2010, in connection with the Delaware City acquisition, the Delaware Economic Development Authority (the “Authority”) granted the Company a $20,000 loan to assist with operating costs and the cost of restarting the refinery. The loan is represented by a zero interest rate note and the entire unpaid principal amount is payable in full on March 1, 2017, unless the loan is converted to a grant. The Company recorded the loan as a long-term liability pending approval from the Authority that it has met the requirements to convert the remaining loan balance to a grant.

The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013, the Company received confirmation from the Delaware Economic Development Authority that the Company had satisfied the conditions necessary for the first $4,000 tranche of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $4,000 as the proceeds from the loan were used for capital projects.

8. INCOME TAXES
PBF Energy
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted solely of its share (approximately 24.4% as of March 31, 2013) of PBF LLC’s pre-tax income. PBF LLC is organized as a limited liability company which is treated as a "flow through" entity for income tax purposes and therefore is not subject to income taxes. As a result, the PBF Energy condensed consolidated financial statements do not reflect a benefit or provision for income taxes for PBF LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consists of the following:

Three Months Ended
March 31, 2013
Current tax expense	$—
Deferred tax expense	7,444
Total tax expense	$7,444

PBF Energy’s effective tax rate for the three months ended March 31, 2013 was 39.5%.

PBF Energy has determined there are no material uncertain tax positions as of March 31, 2013.

PBF Holding
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes, accordingly there is no benefit or provision for federal or state income tax in the accompanying PBF Holding financial statements.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

9. COMMITMENTS AND CONTINGENCIES

Environmental Matters
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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,369 recorded as of March 31, 2013 ($9,669 as of December 31, 2012) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,116 and $12,114, acquired in the Paulsboro acquisition, is recorded as restricted cash in deferred charges and other assets, net as of March 31, 2013 and December 31, 2012, respectively.

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

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 PPM sulfur. Other states have laws with various implementation dates that also require lower levels of sulfur in heating oils. Not all of the heating oil we currently produce meets this specification. The mandate does not currently have a material impact on the Company's financial position or results of operations.

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

The Company is aware that the EPA has drafted the proposed Tier 3 Motor Vehicle Emission and Fuel Standards. The draft Standards are in the formal public comment period at this time. The Company is evaluating the potential impact of these proposed Standards.

The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position or results of operations.

PBF LLC Limited Liability Company Agreement
PBF LLC’s amended and restated limited liability company agreement provides for tax distributions to the members of PBF LLC, including PBF Energy, subject to available cash and applicable law and contractual restrictions (including pursuant to the Company’s debt instruments) and based on certain assumptions. Generally, these tax distributions will be an amount equal to the Company’s estimate of the taxable income of PBF LLC multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual resident in New York City (subject to adjustment for certain non-deductible expenses). In order for PBF LLC to make tax distributions to its members, PBF LLC will cause PBF Holding to distribute these funds to PBF LLC.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

Tax Receivable Agreement
PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefit deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of the purchase or exchanges of PBF LLC Series A Units and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless PBF Energy exercises its right to terminate the Tax Receivable Agreement, PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or certain changes of control occur, in which case all obligations will generally be accelerated and due as calculated under certain assumptions.

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these payments by causing PBF Holding to distribute cash to PBF LLC, which will then distribute this cash, generally as tax distributions, on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 24.4% interest as of March 31, 2013.

10. DIVIDENDS AND DISTRIBUTIONS

With respect to dividends and distributions paid during the three months ended March 31, 2013, PBF Holding paid $32,976 in distributions to PBF LLC. PBF LLC used $28,976 of this amount ($0.30 per unit) to make non-tax distributions to its members, of which $7,084 was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $7,084 to pay cash dividends of $0.30 per share of Class A common stock on March 15, 2013. PBF LLC used the remaining $4,000 from PBF Holding's distribution to make a tax distribution to its members, with $17 distributed to PBF Energy, on account of PBF LLC's 2012 taxable income for the pre-IPO and post-IPO periods that was not previously the subject of tax distributions for 2012.

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2013	2012
Components of net period benefit cost:
Service cost	$3,699	$2,170
Interest cost	248	35
Expected return on plan assets	(138)	(10)
Amortization of prior service costs	3	3
Amortization of loss	105	14
Net periodic benefit cost	$3,917	$2,212

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

	Three Months Ended March 31,
Post Retirement Medical Plan	2013	2012
Components of net period benefit cost:
Service cost	$181	$135
Interest cost	84	95
Net periodic benefit cost	$265	$230

12. FAIR VALUE MEASUREMENTS

The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$220,830	$—	$—	$220,830
Commodity contracts	1,255	9,715	—	10,970
Liabilities:
Catalyst lease obligations	—	44,780	—	44,780
Derivatives included with inventory supply arrangement obligations	—	2,156	—	2,156
Contingent consideration for refinery acquisition	—	—	21,358	21,358

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,786	$—	$—	$175,786
Commodity contracts	3,303	—	—	3,303
Derivatives included with inventory supply arrangement obligations	—	5,595	—	5,595
Liabilities:
Catalyst lease obligations	—	43,442	—	43,442
Commodity contracts	—	1,872	—	1,872
Contingent consideration for refinery acquisition	—	—	21,358	21,358

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The derivatives included with inventory supply arrangement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The contingent consideration for refinery acquisition obligation at December 31, 2012 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management's estimate of the future cash flows of the Toledo refinery; a risk free rate of return of 0.16%; credit rate spread of 4.38%; and a discount rate of 4.54%. During the three months ended March 31, 2013, there was no change in fair value, as the obligation is known and was paid in full on April 30, 2013.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$21,358	$122,232
Purchases	—	—
Settlements	—	—
Unrealized loss included in earnings	—	692
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$21,358	$122,924

There were no transfers between levels during the three months ended March 31, 2013 and 2012, respectively.

Fair value of debt
The table below summarizes the fair value and carrying value as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes (a)	$666,768	$703,968	$666,538	$700,963
Catalyst leases (b)	44,780	44,780	43,442	43,442
	711,548	748,748	709,980	744,405
Less - Current maturities	—	—	—	—
Long-term debt	$711,548	$748,748	$709,980	$744,405

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the senior secured notes.
(b) Catalyst leases are valued using a market approach based upon future commodity prices for similar instruments quoted in active markets and is classified as a Level 2 measurement.

13. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. The Company was also party to an agreement that contained purchase obligations for certain volumes of stored intermediates inventory during the three months ended March 31, 2012, which was terminated during the first quarter of 2012. The purchase obligations related to crude oil and feedstocks are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

derivatives is based on market prices of crude oil and intermediates in the future. The level of activity for these derivatives is based on the level of operating inventories.

As of March 31, 2013, there were 2,194,091 barrels of crude oil and feedstocks (2,529,447 barrels at December 31, 2012) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2012) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2013, there were 2,851,000 barrels of crude oil and 401,000 barrels of refined products (9,234,000 and 1,310,000, respectively, as of December 31, 2012), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of March 31, 2013 and December 31, 2012 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(2,156)
December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$5,595

Derivatives not designated as hedging instruments:
March 31, 2013:
Commodity contracts	Accounts receivable	$10,970
December 31, 2012:
Commodity contracts	Accounts receivable	$1,431

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

The Company’s policy is to net the fair value of the derivatives included with inventory supply arrangement obligations against the liability related to inventory supply arrangements with the same counterparty as the legal right of offset exists.

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(7,751)
For the three months ended March 31, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$16,009
Derivatives not designated as hedging instruments:
For the three months ended March 31, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$18,678
For the three months ended March 31, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(8)
Commodity contracts	Cost of sales	$26,918
Hedged items designated in fair value hedges:
For the three months ended March 31, 2013:
Crude oil and feedstock inventory	Cost of sales	$2,888
For the three months ended March 31, 2012:
Crude oil and feedstock inventory	Cost of sales	$(12,739)

Ineffectiveness related to the Company's fair value hedges resulted in a loss of $4,863 for the three months ended March 31, 2013 and gain of $3,876 for the three months ended March 31, 2012, respectively. Gains and losses due to ineffectiveness were excluded from the assessment of hedge effectiveness.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

14. NET INCOME PER SHARE OF PBF ENERGY
For the period subsequent to the IPO, the following table sets forth the computation of basic and diluted net income per common share attributable to PBF Energy:

Basic Earnings Per Share:
Numerator for basic net income per Class A common share-net income attributable to PBF Energy	$11,406
Denominator for basic net income per Class A common share-weighted average shares	23,589,687
Basic net income attributable to PBF Energy per Class A common share	$0.48

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy	$11,406
Plus: Net income attributable to noncontrolling interest (1)	58,305
Less: Income tax on net income attributable to noncontrolling interest (2)	(23,025)
Numerator for diluted net income per Class A common share	$46,686

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	23,589,687
Effect of dilutive securities:
Conversion of PBF LLC Series A Units (3)	72,972,131
Common stock equivalents (4)	853,758
Denominator for diluted net income per common share-adjusted weighted average shares	97,415,576
Diluted net income attributable to PBF Energy per Class A common share	$0.48

——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to reflect PBF Energy's current effective corporate tax rate of approximately 39.5% applied to all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(4)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock. Common stock equivalents excludes the effects of options to purchase 57,500 shares of PBF Energy Class A common stock because they are anti-dilutive.

15. SUBSEQUENT EVENTS

On April 11, 2013 and May 6, 2013, PBF Holding made cash distributions to PBF LLC in the amount of $21,031 and $5,546, respectively. PBF LLC subsequently made tax distributions of $21,031 and $5,546 to its members relating to the three months ended March 31, 2013 and the post-IPO period from December 18, 2012 to December 31, 2012, respectively, pursuant to the terms of PBF LLC's amended and restated limited liability company agreement. PBF Energy's share of such tax distributions was $5,136 and $1,354, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

PBF Services Company, Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding which serve as guarantors of the obligations under the senior secured notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer.” The indenture dated February 9, 2012, among the Company, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries.” PBF Logistics LP, PBF Rail Logistics Company LLC and Delaware City Terminaling Company LLC are consolidated subsidiaries of the Company that are not guarantors of the senior secured notes.

The senior secured notes were co-issued by PBF Finance Corporation. For purposes of the following footnote, PBF Finance Corporation is referred to as “Co-Issuer.” The notes are fully and unconditionally guaranteed jointly and severally by the Co-Issuer. The Co-Issuer has no independent assets or operations.

The following supplemental combining and consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s Investments in its subsidiaries and the Guarantor Subsidiaries’ investments in its subsidiaries are accounted for under the equity method of accounting.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2013
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$302,901	$101,187	$—	$—	$404,088
Accounts receivable	350,506	312,340	—	—	662,846
Inventories	717,071	733,447	—	—	1,450,518
Other current assets	23,637	4,953	—	—	28,590
Due from related parties	8,370,946	10,480,686	—	(18,851,632)	—
Total current assets	9,765,061	11,632,613	—	(18,851,632)	2,546,042

Property, plant and equipment, net	32,114	1,626,177	—	—	1,658,291
Investment in subsidiaries	1,427,015	—	—	(1,427,015)	—
Deferred charges and other assets, net	30,624	160,981	—	—	191,605
Total assets	$11,254,814	$13,419,771	$—	$(20,278,647)	$4,395,938

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$237,276	$238,944	$—	$—	$476,220
Accrued expenses	523,317	615,135	—	—	1,138,452
Deferred revenue	—	212,347	—	—	212,347
Due to related parties	8,027,994	10,836,155	—	(18,851,639)	12,510
Total current liabilities	8,788,587	11,902,581	—	(18,851,639)	1,839,529

Delaware Economic Development Authority loan	—	16,000	—	—	16,000
Long-term debt	666,768	44,780	—	—	711,548
Other long-term liabilities	3,208	29,395	—	—	32,603
Total liabilities	9,458,563	11,992,756	—	(18,851,639)	2,599,680

Commitments and contingencies

EQUITY
Member's equity	930,631	664,640	—	(664,640)	930,631
Retained earnings (accumulated deficit)	874,669	763,937	—	(763,930)	874,676
Accumulated other comprehensive loss	(9,049)	(1,562)	—	1,562	(9,049)
Total equity	1,796,251	1,427,015	—	(1,427,008)	1,796,258
Total liabilities and equity	$11,254,814	$13,419,771	$—	$(20,278,647)	$4,395,938

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$241,926	$12,365	$—	$—	$254,291
Accounts receivable	306,999	196,797	—	—	503,796
Inventories	664,225	832,894	—	—	1,497,119
Other current assets	8,835	4,553	—	—	13,388
Due from related parties	6,770,893	8,105,364	—	(14,861,536)	14,721
Total current assets	7,992,878	9,151,973	—	(14,861,536)	2,283,315

Property, plant and equipment, net	28,200	1,607,387	—	—	1,635,587
Investment in subsidiaries	945,622	—	—	(945,622)	—
Deferred charges and other assets, net	31,081	166,268	—	—	197,349
Total assets	$8,997,781	$10,925,628	$—	$(15,807,158)	$4,116,251

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$197,624	$162,433	$—	$—	$360,057
Accrued expenses	363,536	662,382	—	—	1,025,918
Deferred revenue	—	210,543	—	—	210,543
Due to related parties	6,016,505	8,845,031	—	(14,861,536)	—
Total current liabilities	6,577,665	9,880,389	—	(14,861,536)	1,596,518

Delaware Economic Development Authority loan	—	20,000	—	—	20,000
Long-term debt	666,538	43,442	—	—	709,980
Other long-term liabilities	1,924	36,175	—	—	38,099
Total liabilities	7,246,127	9,980,006	—	(14,861,536)	2,364,597

Commitments and contingencies

EQUITY
Member's equity	930,098	664,108	—	(664,108)	930,098
Retained earnings (accumulated deficit)	830,497	283,076	—	(283,076)	830,497
Accumulated other comprehensive loss	(8,941)	(1,562)	—	1,562	(8,941)
Total equity	1,751,654	945,622	—	(945,622)	1,751,654
Total liabilities and equity	$8,997,781	$10,925,628	$—	$(15,807,158)	$4,116,251

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2013
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$3,053,792	$3,513,490	$—	$(1,769,435)	$4,797,847

Costs and expenses
Cost of sales, excluding depreciation	3,407,534	2,797,002	—	(1,769,435)	4,435,101
Operating expenses, excluding depreciation	—	206,015	—	—	206,015
General and administrative expenses	26,445	3,649	—	—	30,094
Depreciation and amortization expense	2,823	23,709	—	—	26,532
	3,436,802	3,030,375	—	(1,769,435)	4,697,742

Income (loss) from operations	(383,010)	483,115	—	—	100,105

Other income (expenses)
Equity in earnings (loss) of subsidiaries	480,866	—	—	(480,866)	—
Change in fair value of catalyst lease	—	(1,339)	—	—	(1,339)
Interest expense, net	(20,701)	(910)	—	—	(21,611)
Net income (loss)	$77,155	$480,866	$—	$(480,866)	$77,155

Consolidated statements of comprehensive income (loss)
Net income (loss)	$77,155	$480,866	$—	$(480,866)	$77,155
Other comprehensive income:			—
Amortization of defined benefit plans unrecognized net loss:	(108)	—	—	—	(108)
Total other comprehensive loss:	(108)	—	—	—	(108)
Comprehensive income (loss)	$77,047	$480,866	$—	$(480,866)	$77,047

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2012
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$720,619	$4,343,123	$—	$(347,636)	$4,716,106

Costs and expenses
Cost of sales, excluding depreciation	806,861	4,200,968	—	(347,636)	4,660,193
Operating expenses, excluding depreciation	—	188,143	—	—	188,143
General and administrative expenses	11,956	1,858	—	—	13,814
Gain on sale of asset	—	(2,503)	—	—	(2,503)
Depreciation and amortization expense	1,550	18,992	—	—	20,542
	820,367	4,407,458	—	(347,636)	4,880,189

Income (loss) from operations	(99,748)	(64,335)	—	—	(164,083)

Other income (expenses)
Equity in earnings (loss) of subsidiaries	(81,506)	—	—	81,506	—
Change in fair value of catalyst lease	—	(6,348)	—		(6,348)
Change in fair value of contingent consideration	—	(692)	—		(692)
Interest expense, net	(21,277)	(10,131)	—		(31,408)
Net income (loss)	$(202,531)	$(81,506)	$—	$81,506	$(202,531)

Consolidated statements of comprehensive income (loss)
Net income (loss)	$(202,531)	$(81,506)	$—	$81,506	$(202,531)
Other comprehensive income:
Unrealized gain on available for sale securities	(3)	(3)	—	3	(3)
Amortization of defined benefit plans unrecognized net gain:	17	—	—	—	17
Total other comprehensive income:	14	(3)	—	3	14
Comprehensive income (loss)	$(202,517)	$(81,509)	$—	$81,509	$(202,517)

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	Three Months Ended March 31, 2013
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities
Net income (loss)	$77,155	$480,866	$—	$(480,866)	$77,155
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	4,391	23,751	—	—	28,142
Stock based compensation	—	1,020	—	—	1,020
Change in fair value of catalyst lease obligation	—	1,339	—	—	1,339
Non-cash change in inventory repurchase obligations	—	(8,153)	—	—	(8,153)
Pension and other post retirement benefit costs	—	4,182	—	—	4,182
Equity in earnings of subsidiaries	(480,866)	—	—	480,866	—
Changes in operating assets and liabilities:
Accounts receivable	(43,507)	(115,543)	—	—	(159,050)
Inventories	(52,846)	74,906	—	—	22,060
Other current assets	(14,802)	(400)	—	—	(15,202)
Accounts payable	39,652	76,511	—	—	116,163
Accrued expenses	159,378	(4,309)	—	—	155,069
Deferred revenue	—	1,804	—	—	1,804
Amounts due to/from related parties	411,435	(384,204)	—	—	27,231
Other assets and liabilities	1,430	(10,531)	—	—	(9,101)
Net cash from operating activities	101,420	141,239	—	—	242,659

Cash flows from investing activities
Expenditures for property, plant and equipment	(6,736)	(49,416)	—	—	(56,152)
Expenditures for refinery turnarounds costs	—	(2,166)	—	—	(2,166)
Expenditures for other assets	—	(835)	—	—	(835)
Net cash used in investing activities	(6,736)	(52,417)	—	—	(59,153)

Cash flows from financing activities
Distribution to members	(32,976)	—	—	—	(32,976)
Deferred financing costs and other	(733)	—	—	—	(733)
Net cash used in financing activities	(33,709)	—	—	—	(33,709)

Net increase in cash and cash equivalents	60,975	88,822	—	—	149,797
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$302,901	$101,187	$—	$—	$404,088

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	Three Months Ended March 31, 2012
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities
Net income (loss)	$(202,531)	$(81,506)	$—	$81,506	$(202,531)
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	2,760	18,992	—	—	21,752
Stock based compensation	—	507	—	—	507
Change in fair value of catalyst lease obligation	—	6,348	—	—	6,348
Change in fair value of contingent consideration	—	692	—	—	692
Non-cash change in inventory repurchase obligations	—	(19,690)	—	—	(19,690)
Write off of unamortized deferred financing fees	4,391	—	—	—	4,391
Gain on sale of assets	—	(2,503)	—	—	(2,503)
Pension and other post retirement benefit costs	—	2,443	—	—	2,443
Equity in earnings of subsidiaries	81,506	—	—	(81,506)	—
Changes in operating assets and liabilities:
Accounts receivable	(470,445)	289,457	—	—	(180,988)
Inventories	(512,253)	566,397	—	—	54,144
Other current assets	(15,709)	46,611	—	—	30,902
Accounts payable	12,065	50,821	—	—	62,886
Accrued expenses	21,876	(137,556)	—	—	(115,680)
Deferred revenue	—	76,043	—	—	76,043
Amounts due to/from related parties	489,773	(489,773)	—	—	—
Other assets and liabilities	(1,682)	(5,735)	—	—	(7,417)
Net cash used in operating activities	(590,249)	321,548	—	—	(268,701)

Cash flows from investing activities
Expenditures for property, plant and equipment	(5,685)	(17,711)	—	—	(23,396)
Expenditures for refinery turnarounds costs	—	(14,041)	—	—	(14,041)
Expenditures for other assets	—	(4,890)	—	—	(4,890)
Proceeds from sale of assets	—	3,211	—	—	3,211
Net cash used in investing activities	(5,685)	(33,431)	—	—	(39,116)

Cash flows from financing activities
Proceeds from senior secured notes	665,806	—	—	—	665,806
Proceeds from long-term debt	255,000	—	—	—	255,000
Proceeds from catalyst lease	—	9,452	—	—	9,452
Proceeds from member contributions	250	—	—	—	250
Repayments of long-term debt	(308,750)	(342,294)	—	—	(651,044)
Deferred financing costs and other	(15,558)	—	—	—	(15,558)
Net cash (used in) provided by financing activities	596,748	(332,842)	—	—	263,906

Net (decrease) increase in cash and cash equivalents	814	(44,725)	—	—	(43,911)
Cash and equivalents, beginning of period	3,124	47,042	—	—	50,166
Cash and equivalents, end of period	$3,938	$2,317	$—	$—	$6,255

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. and PBF Holding Company LLC included in their Annual Reports on Form 10-K for the year ended December 31, 2012 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Explanatory Note
PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 24.4% of the outstanding economic interests, in PBF LLC. PBF Holding is the parent company for PBF LLC's operating subsidiaries. PBF Holding is a wholly-owned subsidiary of PBF LLC.

PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three months ended March 31, 2013 and constituting 100% of PBF Energy’s revenue generating assets as of March 31, 2013.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF Holding and subsidiaries, as the financial information is materially consistent. Discussions or areas of this report that either apply only to PBF Energy or PBF Holding are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 bpd, and a weighted-average Nelson Complexity Index of 11.3.

Our three refineries are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our Mid-Continent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s WTI-based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have historically received the bulk of their feedstock via ships and barges on the Delaware River. In May 2012, we commenced crude shipments via rail into a newly developed crude rail unloading facility at our Delaware City refinery. During 2012, we expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities that was completed in February 2013 and is capable of discharging approximately 110,000 bpd. In addition, our board of directors approved a project, in February 2013 to add an additional 40,000 bpd of heavy crude rail unloading capability at the refinery. Completion of the project will increase our discharge capacity of heavy crude oil from 40,000 bpd to 80,000 bpd and bring the total rail crude unloading capability up to 150,000 bpd by the end of 2013.

Currently, crude delivered to this facility is consumed at our Delaware City refinery. In the future we plan to transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery. The Delaware City rail unloading facility allows our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which we believe currently provides significant cost advantages versus traditional Brent-based international crudes.

Results of Operations

The following tables reflect our financial and operating highlights for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share data) except income tax expense, net income attributable to noncontrolling interest and earnings per share which apply only to the financial results of PBF Energy.

	Three Months Ended March 31,
	2013	2012
Revenue	$4,797,847	$4,716,106
Cost of sales, excluding depreciation	4,435,101	4,660,193
Gross refining margin (1)	362,746	55,913
Operating expenses, excluding depreciation	206,015	188,143
General and administrative expenses	30,094	13,814
Gain on sale of assets	—	(2,503)
Depreciation and amortization expense	26,532	20,542
	262,641	219,996
Income (loss) from operations	100,105	(164,083)
Change in fair value of catalyst leases	(1,339)	(6,348)
Change in fair value of contingent consideration	—	(692)
Interest expense, net	(21,611)	(31,408)
Income (loss) before income taxes	77,155	(202,531)
Income tax expense	(7,444)	—
Net income (loss)	69,711	$(202,531)
Less: net income attributable to noncontrolling interest	58,305
Net income attributable to PBF Energy Inc.	$11,406

Gross margin	$133,022	$(151,221)

Net income available to Class A common stock per share:
Basic	$0.48
Diluted	$0.48

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2013	2012
Key Operating Information
Production (barrels per day ("bpd") in thousands)	440.3	419.0
Crude oil and feedstocks throughput (bpd in thousands)	441.6	423.5
Total crude oil and feedstocks throughput (millions of barrels)	39.7	38.5
Gross refining margin per barrel of throughput (1)	$9.13	$1.45
Operating expense, excluding depreciation, per barrel of throughput	$5.19	$4.88

Crude and feedstocks (% of total throughput) (2):
Heavy crude	15%	20%
Medium crude	47%	49%
Light crude	30%	24%
Other feedstocks and blends	8%	7%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	46%	47%
Distillates and distillate blendstocks	38%	37%
Lubes	2%	2%
Chemicals	3%	2%
Other	11%	12%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.    We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2013	2012
(dollars per barrel, except as noted)
Dated Brent Crude	$112.57	$118.60
West Texas Intermediate (WTI) crude oil	$94.29	$103.10
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.79	$10.62
WTI (Chicago) 4-3-1	$26.09	$19.55
Crude Oil Differentials
Dated Brent (foreign) less WTI	$18.28	$15.50
Dated Brent less Maya (heavy, sour)	$9.86	$9.57
Dated Brent less WTS (sour)	$24.61	$19.17
Dated Brent less ASCI (sour)	$3.66	$3.29
WTI less WCS (heavy, sour)	$26.62	$26.53
WTI less Bakken (light, sweet)	$1.90	$12.48
WTI less Syncrude (light, sweet)	$(3.33)	$7.38
Natural gas (dollars per MMBTU)	$3.48	$2.50
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Overview— Net income for PBF Energy was $69.7 million for the three months ended March 31, 2013 compared to a loss of $202.5 million for the three months ended March 31, 2012. Net income attributable to PBF Energy was $11.4 million, or $0.48 per share, for the three months ended March 31, 2013. The net income attributable to PBF Energy represents PBF Energy’s approximately 24.4% equity interest in PBF LLC’s pre-tax income, less applicable income taxes, for the period. Net income for PBF Holding, which does not include income tax expenses, was $77.2 million for the three months ended March 31, 2013 compared to a loss of $202.5 million for the three months ended March 31, 2012.

During the three months ended March 31, 2013 and 2012, all three of our refineries were operating. However, on January 31, 2013 there was a brief fire within the fluid catalytic cracking complex at the Toledo refinery that resulted in that unit being temporarily shutdown. The refinery resumed running at planned rates on February 18, 2013. In the first quarter of 2012, the Toledo refinery was impacted by a thirty day turnaround of its hydrocracker, reformer and UDEX units which commenced on March 9, 2012. Our results for the three months ended March 31, 2013 were favorably impacted by improved crack spreads partially offset by higher operating expenses due to increased energy costs and repair and restart costs related to the Toledo fire, as well as higher costs of compliance with the Renewable Fuels Standard.

Revenues— Revenues totaled $4.8 billion for the three months ended March 31, 2013 compared to $4.7 billion for the three months ended March 31, 2012, an increase of $0.1 billion, or 1.7%. For the three months ended March 31, 2013, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 318,900 bpd and 122,700 bpd, respectively. For the three months ended March 31, 2012, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 295,500 bpd, and 128,000 bpd, respectively. The increase in throughput rates in our East Coast refineries in 2013 compared to 2012 was primarily driven by refinery optimization efforts. The decrease in throughput rates in our Mid-Continent refinery in 2013 compared to 2012 was due to the refinery's 18 day unplanned down time. For the three months ended March 31, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 311,600 bpd and 147,800 bpd, respectively. For the three months ended March 31, 2012, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 291,900 bpd and 147,200 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin totaled $362.7 million, or $9.13 per barrel of throughput, for the three months ended March 31, 2013 compared to $55.9 million, or $1.45 per barrel of throughput during the three months ended March 31, 2012, an increase of $306.8 million. Gross margin, including refinery operating expenses and depreciation, totaled $133.0 million, or $3.34 per barrel of throughput, for the three months ended March 31, 2013 compared to $(151.2) million, or $(3.92) per barrel of throughput, for the three months ended March 31, 2012, an increase of $284.2 million. The increase in gross refining margin was primarily due to higher crack spreads and the result of more favorable crude differentials, partially offset by reduced throughput rates during the unplanned 18 day outage at our Toledo refinery, which significantly reduced our gasoline production during that period, higher costs of compliance with the Renewable Fuels Standard and the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. The increase in gross margin was also attributable to these factors, but was further offset by an increase in operating expenses due to increased energy costs and repair and restart costs related to the Toledo fire.

Average industry refining margins in the U.S. Mid-Continent were generally stronger during the three months ended March 31, 2013 as compared to the same period in 2012. The WTI (Chicago) 4-3-1 industry crack spread was approximately $26.09 per barrel or 33.5% higher in the three months ended March 31, 2013 as compared to the same period in 2012. Additionally, the increase in available supply produced in North America decreased the price of WTI versus Dated Brent and other crudes.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.79 per barrel, or 20.4%, higher in the three months ended March 31, 2013 as compared to the same period in 2012. Moreover, the WTI/Dated Brent differential was $2.78 higher in the three months ended March 31, 2013 as compared to the same period in 2012 and the Dated Brent/Maya differential was approximately $0.29 per barrel higher in the three months ended March 31, 2013 as compared to the same period in 2012. An increase in the WTI/Dated Brent crude differential favorably impacts our East Coast refineries which have increased shipments of WTI based crudes from the Bakken and Western Canada. An improvement in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a positive impact on our East Coast refineries, which process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses—Operating expenses totaled $206.0 million, or $5.19 per barrel of throughput, for the three months ended March 31, 2013 compared to $188.1 million, or $4.88 per barrel of throughput, for the three months ended March 31, 2012, an increase of $17.9 million, or 9.5%. The increase in operating expenses per barrel of throughput is mainly attributable to an increase of approximately $12.7 million in energy and utilities costs, primarily driven by higher natural gas prices, as well as approximately $7.5 million in repair and restart costs related to the Toledo fire. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses—General and administrative expenses totaled $30.1 million for the three months ended March 31, 2013 compared to $13.8 million for the three months ended March 31, 2012, an increase of $16.3 million or 117.9%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of approximately $12.7 million, mainly related to headcount increases in 2012 and 2013. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets—Gain on sale of assets for the three months ended March 31, 2012 was $2.5 million related to sales of certain equipment at Paulsboro and Delaware City.

Depreciation and Amortization Expense—Depreciation and amortization expense totaled $26.5 million for the three months ended March 31, 2013 compared to $20.5 million for the three months ended March 31, 2012, an increase of $6.0 million. The increase was principally due to capital projects related to turnarounds at Toledo completed in the second quarter of 2012 as well as new system implementations at the corporate level during 2012.

Change in Fair Value of Catalyst Leases—Change in the fair value of catalyst leases represented a loss of $1.3 million for the three months ended March 31, 2013 compared to a loss of $6.3 million for the three months ended March 31, 2012. This gain or loss relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Change in Fair Value of Contingent Consideration—In 2013, there was no change in the fair value of contingent consideration related to the Toledo refinery acquisition and the liability was settled in April 2013.

Interest Expense, net—Interest expense totaled $21.6 million for the three months ended March 31, 2013 compared to $31.4 million for the three months ended March 31, 2012, a decrease of $9.8 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The decrease in interest expense primarily relates to lower interest costs associated with our ABL Revolving Credit Facility and Statoil agreement and the $4.4 million write-off of deferred financing costs in the first quarter of 2012 on debt that was repaid from the proceeds of our 2012 senior secured notes offering.

Income Tax Expense—As PBF LLC is a limited liability company treated as a "flow through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, PBF Energy’s consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the closing of our initial public offering on December 18, 2012. However, we generally made distributions to our members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income (loss), which was approximately 24.4% for the three months ended March 31, 2013. We do not recognize any income tax expense or benefit related to the noncontrolling interest of the other members in PBF LLC. PBF Energy's effective tax rate for the three months ended March 31, 2013 was 39.5%

PBF Holding, as a limited liability company, did not recognize a benefit or provision for income tax expense for the three months ended March 31, 2013 and 2012.

Noncontrolling Interest—As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by members other than PBF Energy, which was approximately 75.6% for the three months ended March 31, 2013. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy, based on the relative equity interest held by such members. The noncontrolling interest ownership percentage as of March 31, 2013 and December 31, 2012 was approximately 75.6%. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to 75.6% due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

Adjusted Pro Forma Net Income (Loss)
PBF Energy utilizes results presented on an Adjusted Pro Forma basis that reflects an assumed exchange of all PBF LLC Series A Units for shares of Class A common stock of PBF Energy. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.
Assumed Exchange of all PBF LLC Series A Units for shares of PBF Energy Class A common stock. As a result of the assumed exchange of all PBF LLC Series A Units, the noncontrolling interest related to these units is converted to controlling interest. Management believes that it is useful to provide the per-share effect associated with the assumed exchange of all PBF LLC Series A Units.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net income attributable to PBF Energy Inc.	$11,406	$—
Add: Net income (loss) attributable to the noncontrolling interest(1)	58,305	(202,531)
Less: Income tax (expense) benefit(2)	(23,025)	79,979
Adjusted pro forma net income (loss)	$46,686	$(122,552)
Pro forma shares outstanding—diluted(3)	97,415,576	97,415,576
Adjusted pro forma net income (loss) per fully exchanged, fully diluted shares outstanding	$0.48	$(1.26)

——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to reflect PBF Energy's current effective corporate tax rate of approximately 39.5% applied to all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the full exchange of all PBF LLC Series A Units and common stock equivalents, including options and warrants for units of PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury method for the three month period ended March 31, 2013. Common stock equivalents exclude the effects of options to purchase 57,500 shares of PBF Energy Class A common stock because they are anti-dilutive.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding depreciation and operating expense related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for depreciation expense. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.

Gross refining margin should not be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin presented by other companies may not be comparable to our presentation, since each company may define this term differently. The following table presents a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated:

	Three Months Ended March 31,
	2013		2012
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$133,022	$3.34	$(151,221)	$(3.92)
Add:
Refinery operating expense	206,015	5.19	188,143	4.88
Refinery depreciation expense	23,709	0.60	18,991	0.49
Gross refining margin	$362,746	$9.13	$55,913	$1.45

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our senior secured notes, revolving credit facility and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the senior secured notes and the revolving credit facility. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2013	2012

Reconciliation of net income (loss) to EBITDA
Net income (loss) (1)	$69,711	$(202,531)
Add:Depreciation and amortization expense	26,532	20,542
Add: Interest expense, net	21,611	31,408
Add: Income tax expense (1)	7,444	—
EBITDA	$125,298	$(150,581)

Reconciliation of EBITDA to Adjusted EBITDA
EBITDA	$125,298	$(150,581)
Stock based compensation	1,020	507
Non-cash change in fair value of catalyst lease obligations	1,339	6,348
Non-cash change in fair value of contingent consideration	—	692
Non-cash change in fair value of inventory repurchase obligations	(11,042)	(6,921)
Non-cash deferral of gross profit on finished product sales	(7,534)	(5,770)
Adjusted EBITDA	$109,081	$(155,725)

(1) Net income for PBF Holding for the three months ended March 31, 2013 was $77,155, which excludes $7,444 of income tax expense of PBF Energy.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our capital expenditure, working capital, dividend payments and debt service requirements, as well as PBF Energy's obligations under the tax receivable agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on oil market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $211.1 million for the three months ended March 31, 2013 compared to net cash used in operating activities of $268.7 million for the three months ended March 31, 2012. Our operating cash flows for the three months ended March 31, 2013 included our net income of $69.7 million, plus net non-cash charges relating to depreciation and amortization of $28.1 million, deferred income taxes of $7.4 million, pension and other post retirement benefits of $4.2 million, changes in the fair value of our catalyst lease of $1.3 million and stock-based compensation of $1.0 million, partially offset by the change in the fair value of our inventory repurchase obligations of $8.2 million. In addition, net changes in working capital provided $107.4 million in cash driven by increases in hydrocarbon sales volumes and related purchases and their associated impact on inventory, accounts receivable, and hydrocarbon-related liabilities. Our operating cash flows for the three months ended March 31, 2012 included our net loss of $202.5 million, plus net non-cash charges relating to depreciation and amortization of $21.8 million, pension and other post retirement benefits of $2.4 million, change in the fair value of the Toledo contingent consideration of $0.7 million, changes in the fair value of our catalyst lease obligations of $6.3 million and stock-based compensation of $0.5 million, partially offset by change in the fair value of our inventory repurchase obligations of $19.7 million and net cash used in working capital of $80.1 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $59.2 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $39.1 million for the three months ended March 31, 2012. The net cash flows used in investing activities for the three months ended March 31, 2013 was comprised of capital expenditures totaling $56.2 million, expenditures for turnarounds of $2.2 million, primarily at our Toledo refinery, and expenditures for other assets of $0.8 million. Net cash used in investing activities for the three months ended March 31, 2012 consisted primarily of the capital expenditures totaling $23.4 million, expenditures for a turnarounds of $14.0 million and expenditures for other assets of $4.9 million slightly offset by $3.2 million in proceeds from the sale of assets.

Cash Flows from Financing Activities
Net cash used in financing activities was $33.7 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $263.9 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, net cash used in financing activities consisted primarily of distributions to members and dividends of $33.0 million and $0.7 million for deferred financing costs. For the three months ended March 31, 2012, net cash from financing activities consisted primarily of net proceeds from the senior secured notes offering of $665.8 million, net borrowings on the ABL Revolving Credit Facility of $255.0 million, proceeds of $9.5 million from the Paulsboro catalyst lease, and the repayment of $651.0 million in debt and $15.6 million in deferred financing costs.

The cash flow activity discussed above is materially consistent with that of PBF Holding, other than the PBF Holding change in due to/due from related party of $27.2 million under cash flows from operating activities not discussed above.
Working Capital
Working capital for PBF Energy at March 31, 2013 was $723.0 million, consisting of $2,551.7 million in total current assets and $1,828.7 million in total current liabilities. Working capital at December 31, 2012 was $704.8 million, consisting of $2,307.9 million in total current assets and $1,603.1 million in total current liabilities.

Working capital for PBF Holding at March 31, 2013 was $706.5 million, consisting of $2,546.0 million in total current assets and $1,839.5 million in total current liabilities. Working capital at December 31, 2012 was $686.8 million, consisting of $2,283.3 million in total current assets and $1,596.5 million in total current liabilities.

Our working capital for financial reporting purposes is significantly impacted by the way we account for our crude and feedstock and product offtake agreements.

Liquidity
As of March 31, 2013, our total liquidity, which is the sum of our cash and cash equivalents plus the amount of availability under the ABL Revolving Credit Facility, totaled approximately $609.8 million.

Capital Spending
Capital spending was $59.2 million for the three months ended March 31, 2013, which primarily included safety related enhancements and facility improvements at the refinery and the continued expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $250 to $275 million in capital expenditures during 2013 for facility improvements, refinery maintenance and turnaround and further expansion of the rail unloading facility at our Delaware City refinery.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2013, other than outstanding letters of credit in the amount of approximately $467.7 million.

During the three months ended March 31, 2013, we entered into additional railcar leases with terms of up to 12 years. We expect to make lease payments of $78 million over the term of these agreements.

Dividend and Distribution Policy
With respect to dividends and distributions paid during the three months ended March 31, 2013, PBF Holding paid $33.0 million in distributions to PBF LLC. PBF LLC used $29.0 million of this amount ($0.30 per unit) to make non-tax distributions to its members, of which $7.1 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $7.1 million to pay cash dividends of $0.30 per share of Class A common stock on March 15, 2013. PBF LLC used the remaining $4.0 million from PBF Holding's distribution to make a tax distribution to its members, with $17 thousand distributed to PBF Energy, on account of PBF LLC's 2012 taxable income for pre-IPO and post-IPO periods that was not subject to tax distributions for 2012.

PBF Energy currently intends to pay a quarterly cash dividend of $0.30 per share of Class A common stock. The declaration, amount and payment of this and any other future dividends on shares of Class A common stock will be at the sole discretion of our board of directors, and we are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members).

As of March 31, 2013, PBF Holding had cash and cash equivalents totaling $404.1 million, as well as approximately $609.8 million of unused borrowing availability, which includes our cash and cash equivalents, under our ABL Revolving Credit Facility to fund its operations, if necessary. Accordingly, as of March 31, 2013, there was sufficient cash and cash equivalents available to PBF Holding to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

On April 11, 2013 and May 6, 2013, PBF Holding made cash distributions to PBF LLC in the amount of $21.0 million and $5.6 million, respectively. PBF LLC subsequently made tax distributions of $21.0 million and $5.6 million to its members relating to the three months ended March 31, 2013 and the post-IPO period from December 18, 2012 to December 31, 2012, respectively, pursuant to the terms of PBF LLC's amended and restated limited liability company agreement. PBF Energy's share of such tax distributions was $5.1 million and $1.4 million, respectively.

Iran Sanctions Compliance Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 ("ITRA"), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it may include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor any of our controlled affiliates or subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the reporting period.

            Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 35% of the outstanding voting interests of PBF Energy and have three representatives on PBF Energy's Board of Directors. Accordingly, Blackstone may be deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding at least three of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also be deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraph.

Accordingly, we received notice from Blackstone that the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Quarterly Report on Form 10-Q for the three months ended March 31, 2013 filed by

SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. ("SunGard") noted that during 2012 a U.K. subsidiary of theirs provided certain limited disaster recovery services and hosted co-location of some hardware at their premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank’s local UK data. The gross revenue and net profits attributable to these activities in 2012 was £16,300 and approximately £5,700, respectively. The gross revenue and net profits attributable to these activities in the first quarter of 2013 were less then £5,000 each. During 2012 no disaster or unplanned event occurred causing Bank Saderat PLC to make use of their recovery facilities in London, but Bank Saderat PLC did perform annual testing on-site. SunGard's subsidiary has terminated this contract in the first quarter of 2013, and does not otherwise intend to enter into any Iran-related activity.

We have received notice from Blackstone that Travelport Limited (“Travelport”), as part of its global business in the travel industry, provides certain passenger travel-related global distribution systems and airline IT services to Iran Air and airline IT services to Iran Air Tours. All these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Controls. Subject to any changes in the exempt /licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

We also have received notice from Blackstone that during the reporting period, the Iranian Ministry of Youth and Sports purchased a number of room nights at the Hilton Ankara, Turkey, which is leased by a foreign affiliate of Hilton Worldwide, Inc. ("Hilton").  Revenue received by Hilton for these hotel stays was approximately $4,360 and net profit was approximately $1,700.  During calendar year 2012, the Embassy of Iran purchased a number of room nights at the hotel and organized a concert event in the hotel ballroom.  Revenue received by Hilton for the services provided to the Embassy of Iran in 2012 was approximately $11,070 and net profit was approximately $4,300.  Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”).  The Hilton Ankara intends to continue engaging in future similar transactions to the extent they remain permissible under IEEPA. Also during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury.  In addition, certain individual employees at these hotels received routine wage payments as direct deposits to their personal accounts at Bank Melli during calendar year 2012.  Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  In each case, these payments originated from the third-party owner's account to the personal accounts of the employees at their chosen bank.  No revenues or net profits are associated with these transactions.  Both hotels have advised Hilton that they will discontinue making direct deposits to accounts at Bank Melli. During the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List.  This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate.  Under the agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week.  Revenue received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $1,550.  The DoubleTree Kuala Lumpur also reserved a number of rooms for Mahan Air crew members during calendar year 2012.  Revenue received by Hilton attributable to Mahan Air crew hotel stays in 2012 was approximately $3,820.  Hilton considers its net profit on management fees to be approximately the same as its revenue.  The DoubleTree Kuala Lumpur has terminated the agreement and does not intend to engage in any future transactions with Mahan Air.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

The prices of crude oil, refined products and other commodities are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are beyond our control. The crude and feedstock supply agreements for our Paulsboro and Delaware City refineries allow us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point, reducing the time we are exposed to market fluctuations before the finished refined products are sold. Our offtake agreements with MSCG for our Paulsboro and Delaware City refineries allow us to sell our light finished products and certain intermediates and lube base oils as they are produced. The crude and feedstock supply agreement for our Paulsboro refinery expired on March 31, 2013, which will increase our exposure to market fluctuations between the time we purchase crude oil and sell finished products in the future.

We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 14.0 million barrels and 14.4 million barrels at March 31, 2013 and December 31, 2012, respectively. The average cost of our hydrocarbon inventories was approximately $101.09 and $101.89 per barrel on a LIFO basis at March 31, 2013 and December 31, 2012, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

PBF Energy and PBF Holding maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's and PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2013. Based on that evaluation, PBF Energy's and PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Energy's and PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's or PBF Holding's internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, either entity's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished, not filed.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	May 9, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Holding Company LLC

Date	May 9, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	May 9, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished, not filed.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.