Form 10-Q
period 2013-06-30
PBF Energy Inc.; PBF Finance Corp; PBF Holding Co LLC
filed 2013-08-08
CIK 1534504, 1566097, 1566011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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
As of August 5, 2013, PBF Energy Inc. had outstanding 39,581,613 shares of Class A common stock and 41 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest of approximately 41.0% of the outstanding economic interest in, PBF Energy Company LLC. PBF Energy Company LLC held 100% of the membership interests in PBF Holding Company LLC as of August 5, 2013. PBF Holding Company LLC has no common stock outstanding. As of August 5, 2013, PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Explanatory Note
This combined Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”), PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 41.0% of the outstanding economic interests in, PBF Energy Company LLC ("PBF LLC"). PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three and six months ended June 30, 2013 and constituting 100% of PBF Energy’s revenue generating assets as of June 30, 2013.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF Holding and subsidiaries. Discussions or areas of this report that either apply only to PBF Energy or PBF Holding are clearly noted in such sections.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and elsewhere in the Annual Reports on Form 10-K for the year ended December 31, 2012 of PBF Energy Inc., PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2012 Annual Reports on Form 10-K, and our other filings with the Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	supply, demand, prices and other market conditions for our products;

•	the effects of competition in our markets;

•	changes in currency exchange rates, interest rates and capital costs;

•	adverse developments in our relationship with both our key employees and unionized employees;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) tightly and generate earnings and cash flow;

•	our substantial indebtedness described in our 2012 Annual Reports on Form 10-K and this Quarterly Report on Form 10-Q;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•
payments to the holders of PBF LLC Series A Units and PBF LLC Series B Units under our tax receivable agreement for certain tax benefits we may claim, and our assumptions regarding payments arising under the tax receivable agreement and other arrangements relating to our organizational structure;

•	our expectations with respect to our acquisition activity;

•
our expectations with respect to our capital improvement projects including the development and expansion of our Delaware City crude unloading facilities and status of an air permit to transfer crude to Paulsboro;

•	the possibility that we might reduce or not make further dividend payments;

•	adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;

•	the costs of being a public company, including Sarbanes-Oxley Act compliance;

•
any decisions we make with respect to our energy-related logistical assets that could qualify for an MLP structure, including future opportunities that we may determine present greater potential value to stockholders than the planned MLP initial public offering, as described elsewhere in this Quarterly Report on Form 10-Q under "Recent Developments";

•	the timing and structure of the planned MLP may change;

•	unanticipated developments may delay or negatively impact the planned MLP;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with the planned MLP;

•	the impact of the planned MLP on our relationships with our employees, customers and vendors and our credit rating and cost of funds; and

•	the possibility that the interests of our financial sponsors (funds affiliated with The Blackstone Group L.P. and First Reserve Management, L.P.) will conflict with ours.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements also include estimates of the total amount of payments, including annual payments, under our tax receivable agreement. These estimates are based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of our Class A common stock as contemplated by the tax receivable agreement, the price of our Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income. See the following risks set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012: “We will be required to pay the holders of PBF LLC Series A Units for certain tax benefits we may claim arising in connection with our initial public offering and future exchanges of PBF LLC Series A Units for shares of our Class A Common Stock and related transactions, and the amounts we may pay could be significant.” and “In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our Company.”
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$69,230	$285,884
Accounts receivable	591,352	503,796
Inventories	1,537,573	1,497,119
Deferred tax asset	4,682	7,717
Prepaid expense and other current assets	46,136	13,388
Total current assets	2,248,973	2,307,904

Property, plant, and equipment, net	1,685,104	1,635,587
Deferred tax assets	204,589	112,862
Deferred charges and other assets, net	187,237	197,349
Total assets	$4,325,903	$4,253,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$227,567	$360,057
Accrued expenses	1,029,364	1,031,467
Payable to related parties pursuant to tax receivable agreement	1,007	1,007
Deferred revenue	183,949	210,543
Total current liabilities	1,441,887	1,603,074

Delaware Economic Development Authority loan	16,000	20,000
Long-term debt	799,963	709,980
Payable to related parties pursuant to tax receivable agreement	290,017	159,004
Other long-term liabilities	36,127	38,099
Total liabilities	2,583,994	2,530,157

Commitments and contingencies (Note 10)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 39,563,835 shares outstanding at June 30, 2013, 23,571,221 shares outstanding, at December 31, 2012	40	24
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 41 shares outstanding, at June 30, 2013 and December 31, 2012	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at June 30, 2013 and December 31, 2012	—	—
Additional paid in capital	658,355	417,835
Retained earnings	16,021	1,956
Accumulated other comprehensive loss	(3,576)	(61)
Total PBF Energy Inc. equity	670,840	419,754
Noncontrolling interest	1,071,069	1,303,791
Total equity	1,741,909	1,723,545
Total liabilities and equity	$4,325,903	$4,253,702

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$4,678,293	$5,077,015	$9,476,141	$9,793,121

Cost and expenses:
Cost of sales, excluding depreciation	4,295,979	4,279,046	8,731,081	8,939,239
Operating expenses, excluding depreciation	202,583	170,702	408,599	358,845
General and administrative expenses	19,141	25,286	49,235	39,100
Loss (gain) on sale of assets	—	53	—	(2,450)
Depreciation and amortization expense	27,563	22,422	54,093	42,963
	4,545,266	4,497,509	9,243,008	9,377,697

Income from operations	133,027	579,506	233,133	415,424

Other income (expense)
Change in fair value of contingent consideration	—	(692)	—	(1,384)
Change in fair value of catalyst lease	6,820	5,371	5,481	(978)
Interest expense, net	(21,708)	(28,443)	(43,319)	(59,851)
Income before income taxes	118,139	555,742	195,295	353,211
Income tax expense	(10,969)	—	(18,413)	—
Net income	107,170	$555,742	176,882	$353,211
Less: net income attributable to noncontrolling interest	90,344		148,649
Net income attributable to PBF Energy Inc.	$16,826		$28,233

Weighted-average shares of Class A common stock outstanding
Basic	26,944,055		25,276,137
Diluted	27,706,696		26,110,976
Net income available to Class A common stock per share:
Basic	$0.62		$1.12
Diluted	$0.61		$1.08

Dividend per common share	$0.30		$0.60

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$107,170	$555,742	$176,882	$353,211
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(6)	3	(6)	—
Amortization of defined benefit plans unrecognized net loss	324	—	216	17
Total other comprehensive income	318	3	210	17
Comprehensive income	107,488	$555,745	177,092	$353,228
Less: Comprehensive income attributable to noncontrolling interest	90,581		148,804
Comprehensive income attributable to PBF Energy Inc.	$16,907		$28,288

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$176,882	$353,211
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	57,353	45,480
Stock-based compensation	1,977	1,047
Change in fair value of catalyst lease obligation	(5,481)	978
Change in fair value of contingent consideration	—	1,384
Deferred income taxes	16,669	—
Non-cash change inventory repurchase obligations	(17,377)	(12,611)
Write-off of unamortized deferred financing fees	—	4,391
Pension and other post retirement benefits costs	8,472	6,335
Gain on disposition of property, plant and equipment	—	(2,450)

Changes in current assets and current liabilities:
Accounts receivable	(87,556)	(131,996)
Inventories	(183,038)	(65,754)
Other current assets	(32,748)	41,198
Accounts payable	(132,490)	5,882
Accrued expenses	193,267	(79,321)
Deferred revenue	(26,594)	(22,311)
Other assets and liabilities	(9,537)	(28,089)
Net cash (used in) provided by operations	(40,201)	117,374

Cash flow from investing activities:
Expenditures for property, plant and equipment	(105,084)	(64,123)
Expenditures for deferred turnarounds cost	(4,551)	(22,609)
Expenditures for other assets	(3,089)	(6,503)
Proceeds from sale of assets	—	3,381
Net cash used in investing activities	(112,724)	(89,854)

Cash flows from financing activities:
Proceeds from members' capital contributions to PBF Energy Company LLC (former controlling interest)	—	250
Distribution to PBF Energy Company LLC members	(121,945)	(12,860)
Dividend payments	(14,168)	—
Proceeds from 8.25% senior secured notes	—	665,806
Proceeds from long-term debt	—	430,000
Proceeds from catalyst lease	—	9,452
Proceeds from revolver borrowings	160,000	—
Repayments of revolver borrowings	(65,000)	—
Repayments of long-term debt	—	(1,041,718)
Payment of contingent consideration related to acquisition of Toledo refinery	(21,357)	(103,642)
Deferred financing costs and other	(1,259)	(16,246)
Net cash used in financing activities	(63,729)	(68,958)

Net decrease in cash and cash equivalents	(216,654)	(41,438)
Cash and equivalents, beginning of period	285,884	50,166
Cash and equivalents, end of period	$69,230	$8,728

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$—
Accrued construction in progress	3,300	1,939
Non-cash impact of inventory supply and offtake agreements on inventory and accrued expenses	142,584	61,449

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$69,230	$254,291
Accounts receivable	591,352	503,796
Due from related party	—	14,721
Inventories	1,537,573	1,497,119
Prepaid expense and other current assets	46,136	13,388
Total current assets	2,244,291	2,283,315

Property, plant and equipment, net	1,685,104	1,635,587
Deferred charges and other assets, net	187,237	197,349
Total assets	$4,116,632	$4,116,251

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$227,567	$360,057
Accrued expenses	1,028,187	1,025,918
Deferred revenue	183,949	210,543
Total current liabilities	1,439,703	1,596,518

Delaware Economic Development Authority loan	16,000	20,000
Long-term debt	799,963	709,980
Intercompany notes payable	31,632	—
Other long-term liabilities	37,297	38,099
Total liabilities	2,324,595	2,364,597

Commitments and contingencies (Note 10)

Equity:
Member's equity	930,808	930,098
Retained earnings	869,960	830,497
Accumulated other comprehensive loss	(8,731)	(8,941)
Total equity	1,792,037	1,751,654
Total liabilities and equity	$4,116,632	$4,116,251

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$4,678,293	$5,077,015	$9,476,141	$9,793,121

Costs and expenses:
Cost of sales, excluding depreciation	4,295,979	4,279,046	8,731,081	8,939,239
Operating expenses, excluding depreciation	202,583	170,702	408,599	358,845
General and administrative expenses	19,141	25,286	49,235	39,100
Loss (gain) on sale of assets	—	53	—	(2,450)
Depreciation and amortization expense	27,563	22,422	54,093	42,963
	4,545,266	4,497,509	9,243,008	9,377,697

Income from operations	133,027	579,506	233,133	415,424

Other income (expense)
Change in fair value of contingent consideration	—	(692)	—	(1,384)
Change in fair value of catalyst lease	6,820	5,371	5,481	(978)
Interest expense, net	(21,738)	(28,443)	(43,349)	(59,851)
Net income	$118,109	$555,742	$195,265	$353,211

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$118,109	$555,742	$195,265	$353,211
Other comprehensive income:
Unrealized gain (loss) on available for
sale securities	(6)	3	(6)	—
Amortization of defined benefit plans unrecognized net loss	324	—	216	17
Total other comprehensive income	318	3	210	17
Comprehensive income	$118,427	$555,745	$195,475	$353,228

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$195,265	$353,211
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	57,353	45,480
Stock-based compensation	1,977	1,047
Change in fair value of catalyst lease obligation	(5,481)	978
Change in fair value of contingent consideration	—	1,384
Non-cash change in inventory repurchase obligations	(17,377)	(12,611)
Write-off of unamortized deferred financing fees	—	4,391
Pension and other post retirement benefit costs	8,472	6,335
Gain on disposition of property, plant and equipment	—	(2,450)

Changes in current assets and current liabilities:
Accounts receivable	(87,556)	(131,996)
Due to/from related party	14,721	—
Inventories	(183,038)	(65,754)
Other current assets	(32,748)	41,198
Accounts payable	(132,490)	5,882
Accrued expenses	195,311	(79,321)
Deferred revenue	(26,594)	(22,311)
Other assets and liabilities	(8,366)	(28,089)
Net cash (used in) provided by operations	(20,551)	117,374

Cash flows from investing activities:
Expenditures for property, plant and equipment	(105,084)	(64,123)
Expenditures for deferred turnarounds costs	(4,551)	(22,609)
Expenditures for other assets	(3,089)	(6,503)
Proceeds from sale of assets	—	3,381
Net cash used in investing activities	(112,724)	(89,854)

Cash flows from financing activities:
Proceeds from revolver borrowings	160,000	—
Proceeds from intercompany notes payable	31,632	—
Proceeds from member's capital contributions	—	250
Proceeds from 8.25% senior secured notes	—	665,806
Proceeds from long-term debt	—	430,000
Proceeds from catalyst lease	—	9,452
Distributions to members	(155,802)	(12,860)
Repayments of revolver borrowings	(65,000)	—
Repayments of long-term debt	—	(1,041,718)
Payment of contingent consideration related to acquisition of Toledo refinery	(21,357)	(103,642)
Deferred financing costs and other	(1,259)	(16,246)
Net cash used in financing activities	(51,786)	(68,958)

Net decrease in cash and cash equivalents	(185,061)	(41,438)
Cash and equivalents, beginning of period	254,291	50,166
Cash and equivalents, end of period	$69,230	$8,728

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$—
Accrued construction in progress	3,300	1,939
Non-cash impact of inventory supply and offtake agreements on inventory and accrued expenses	142,584	61,449

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation on November 7, 2011 for the purpose of facilitating an initial public offering ("IPO") of its common equity and to become the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company. Prior to completion of its IPO, PBF Energy had not engaged in any business or other activities except in connection with its formation and the IPO. On December 12, 2012, PBF Energy completed an IPO of 23,567,686 shares of its Class A common stock at a public offering price of $26.00 per share. The IPO subsequently closed on December 18, 2012. PBF Energy used the net proceeds of the offering to acquire approximately 24.4% of the membership interests in PBF LLC and to cover offering expenses. As a result of the IPO and related reorganization transactions, PBF Energy became the sole managing member of PBF LLC with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. The financial statements and results of operations for periods prior to the completion of PBF Energy’s IPO and the related reorganization transactions are those of PBF LLC. Effective with the completion of the PBF Energy IPO and related reorganization transactions, PBF LLC became a minority-owned, controlled and consolidated subsidiary of PBF Energy.

On June 12, 2013, PBF Energy completed a public offering of 15,950,000 shares of Class A common stock at a price of $27.00 per share, less underwriting discounts and commissions, in a secondary public offering (the "Secondary Offering"). All of the shares were sold by funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the Secondary Offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, resulting in a divestiture of approximately 16.6% of Blackstone and First Reserve's holdings in PBF LLC. PBF Energy did not receive any proceeds from the Secondary Offering. PBF Energy incurred approximately $1,388 of expenses, included in general and administrative expenses, in connection with the Secondary Offering during the three and six months ended June 30, 2013 for which they were reimbursed by PBF LLC in accordance with the PBF LLC amended and restated limited liability company agreement.

PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. PBF Holding and PBF Finance issued 8.25% Senior Secured Notes ("senior secured notes") in 2012, which were subsequently registered under the Securities Act of 1933, as amended. Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Energy and subsidiaries, including PBF Holding, are referred to hereinafter as the "Company".

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

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

should be read in conjunction with the financial statements included in the Annual Reports on Form 10-K for the year ended December 31, 2012 of PBF Energy Inc., PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and six months ended June 30, 2013 are not indicative of the results to be expected for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity's financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. As of June 30, 2013, the impact of offsetting assets and liabilities was not material to the Company and additional disclosure is not included in this Form 10-Q.

On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. For the three and six months ended June 30, 2013, the impact of reclassification out of accumulated other comprehensive income was not material to the Company and additional disclosure is not included in this Form 10-Q.

3. NONCONTROLLING INTEREST OF PBF ENERGY
As a result of the PBF Energy IPO and the related reorganization transactions on December 18, 2012, PBF Energy became the sole managing member of, and had a controlling interest in, PBF LLC which represented 24.4% of the outstanding units. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. In connection with the Secondary Offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which increased PBF Energy's interest in PBF LLC to 41.0%.

PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated statements of operations represents the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated balance sheets represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy. The noncontrolling interest ownership percentage as of June 30, 2013, June 12, 2013 (the completion date of the Secondary Offering) and December 31, 2012 is calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2012	72,972,131	23,571,221	96,543,352
	75.6%	24.4%	100%
June 12, 2013	57,027,225	39,563,835	96,591,060
	59.0%	41.0%	100%
June 30, 2013	57,027,225	39,563,835	96,591,060
	59.0%	41.0%	100%

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2013:

	PBF Energy Inc. Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$419,754	$1,303,791	$1,723,545
Net income	28,233	148,649	176,882
Dividend and distributions	(14,168)	(121,945)	(136,113)
Record deferred tax asset and liabilities and tax receivable agreement associated with Secondary Offering	(24,377)	—	(24,377)
Record allocation of non controlling interest upon completion of Secondary Offering	260,243	(260,243)	—
Stock-based compensation	1,053	924	1,977
Exercise of PBF LLC options, net	—	(215)	(215)
Other comprehensive income	86	124	210
Exchange of PBF LLC Series A Units for Class A common stock	16	(16)	—
Balance at June 30, 2013	$670,840	$1,071,069	$1,741,909

4. INVENTORIES
Inventories consisted of the following:

June 30, 2013
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$579,102	$113,785	$692,887
Refined products and blendstocks	386,316	424,331	810,647
Warehouse stock and other	34,039	—	34,039
	$999,457	$538,116	$1,537,573

December 31, 2012
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$384,441	$257,947	$642,388
Refined products and blendstocks	405,545	417,865	823,410
Warehouse stock and other	31,321	—	31,321
	$821,307	$675,812	$1,497,119

Inventory under inventory supply and offtake arrangements includes crude oil stored at the Company’s Paulsboro and Delaware City refineries' storage facilities that the Company will purchase as it is consumed in connection with the

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

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

At June 30, 2013 and December 31, 2012, the replacement value of inventories exceeded the LIFO carrying value by approximately $4,551 and $79,859, respectively.

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	June 30, 2013	December 31, 2012
Deferred turnaround costs, net	$71,785	$78,128
Catalyst	63,957	66,377
Deferred financing costs, net	29,318	30,987
Restricted cash	12,116	12,114
Linefill	8,735	8,042
Intangible assets, net	869	1,085
Other	457	616
	$187,237	$197,349

6. ACCRUED EXPENSES
PBF Energy
Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Inventory-related accruals	$521,507	$287,929
Inventory supply and offtake arrangements	376,633	536,594
Excise and sales tax payable	26,896	40,776
Accrued transportation costs	25,830	20,338
Accrued interest	22,930	22,764
Accrued utilities	17,803	19,060
Customer deposits	10,078	26,541
Accrued salaries and benefits	5,996	15,212
Accrued construction in progress	3,300	16,481
Income taxes payable	1,177	1,275
Fair value of contingent consideration for refinery acquisition	—	21,358
Other	17,214	23,139
	$1,029,364	$1,031,467

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

 PBF Holding
Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Inventory-related accruals	$521,507	$287,929
Inventory supply and offtake arrangements	376,633	536,594
Excise and sales tax payable	26,896	36,414
Accrued transportation costs	25,830	20,338
Accrued interest	22,930	22,764
Accrued utilities	17,803	19,060
Customer deposits	10,078	26,541
Accrued salaries and benefits	5,996	15,212
Accrued construction in progress	3,300	16,481
Fair value of contingent consideration for refinery acquisition	—	21,358
Other	17,214	23,227
	$1,028,187	$1,025,918

The Company had the obligation to repurchase certain intermediates and lube products under its products offtake agreements with Morgan Stanley Capital Group Inc. (“MSCG”) that are held in the Company’s refinery storage tanks as of June 30, 2013 and December 31, 2012. A liability included in Inventory supply and offtake arrangements is recorded at market price for the volumes held in storage consistent with the terms of the offtake agreements with any change in the market price being recorded in costs of sales.  The liability represents the amount the Company expects to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $4,344 and $20,248 related to this liability in the three and six months ended June 30, 2013, respectively. The Company recorded a non-cash benefit of $9,281 and $12,940 related to this liability in the three and six months ended June 30, 2012, respectively.

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

The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013, the Company received confirmation from the Authority that the Company had satisfied the conditions necessary for the first $4,000 tranche of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $4,000 as the proceeds from the loan were used for capital projects. As of June 30, 2013, the Company believes it has satisfied the conditions for the second tranche of the loan to convert to a grant pending confirmation by the Authority.

8. INCOME TAXES
PBF Energy
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted solely of its share (approximately 24.4% prior to the Secondary Offering and approximately 41.0% subsequent to the Secondary Offering)

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

of PBF LLC’s pre-tax income. PBF LLC is organized as a limited liability company which is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes. As a result, the PBF Energy condensed consolidated financial statements do not reflect a benefit or provision for income taxes for PBF LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Current tax expense	$1,744	$1,744
Deferred tax expense	9,225	16,669
Total tax expense	$10,969	$18,413

PBF Energy’s effective tax rate for the three and six months ended June 30, 2013 was 39.5%.

PBF Energy has determined there are no material uncertain tax positions as of June 30, 2013.

PBF Holding
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly there is no benefit or provision for federal or state income tax in the accompanying PBF Holding financial statements.

9. INTERCOMPANY NOTES PAYABLE
As of June 30, 2013, PBF Holding entered into notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $31,632. The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of the PBF Holding, without penalty or premium.

10. COMMITMENTS AND CONTINGENCIES
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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,070 recorded as of June 30, 2013 ($9,669 as of December 31, 2012) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,116 and $12,114, acquired in the Paulsboro acquisition, is recorded as restricted cash in deferred charges and other assets, net as of June 30, 2013 and December 31, 2012, respectively.

In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) ("Sunoco") remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 PPM sulfur. Other states have laws with various implementation dates that also require lower levels of sulfur in heating oils. Not all of the heating oil we currently produce meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position or results of operations.

In addition, on June 1, 2012, the Environmental Protection Agency ("EPA") issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. The Company is evaluating the impact of the regulation and amended standards on its refinery operations. The Company cannot currently estimate the cost that may be incurred, if any, to comply by July 1, 2015 with the amended NSPS.

The Company is aware that the EPA has drafted the proposed Tier 3 Motor Vehicle Emission and Fuel Standards. The draft Standards are in the formal public comment period at this time. The Company is evaluating the potential impact of these proposed Standards.

On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Refining double-loop rail terminal violate Delaware's Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board, and the second appeal is before the Environmental Appeals Board and appeals Secretary's Order No. 2013-A-0020. A hearing on the first appeal, Number 2013-1, occurred on July 16, 2013, and the board ruled in favor of Delaware City Refining dismissing the appeals for lack of standing. Issuance of a final written decision is pending and the parties may then appeal to Superior Court. No hearing date has yet been set on the second appeal.

The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position or results of operations.

PBF LLC Limited Liability Company Agreement
The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC. Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions will be an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC will make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC.
Tax Receivable Agreement
PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefit deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

of PBF LLC Series A Units for shares of PBF Energy's Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these payments by causing PBF Holding to distribute cash to PBF LLC, which will then distribute this cash, generally as tax distributions, on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 41.0% interest as of June 30, 2013.

11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2013, PBF Holding paid $155,802 in distributions to PBF LLC. PBF LLC used $57,952 of this amount ($0.30 per unit) to make two separate non-tax distributions to its members, of which $14,168 was distributed to PBF Energy and the balance was distributed to its other members on March 15, 2013 and June 7, 2013. PBF Energy used this $14,168 to pay two separate equivalent cash dividends of $0.30 per share of Class A common stock on March 15, 2013 and June 7, 2013. PBF LLC used the remaining $97,850 from PBF Holding's distribution to make tax distributions to its members during the six months ended June 30, 2013, with $19,689 distributed to PBF Energy, of which $567 was paid by PBF LLC directly to the applicable taxing authorities on behalf of PBF Energy.

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2013	2012	2013	2012
Components of net period benefit cost:
Service cost	$3,699	$3,548	$7,397	$5,718
Interest cost	248	215	496	251
Expected return on plan assets	(138)	(152)	(276)	(162)
Amortization of prior service costs	3	2	5	5
Amortization of loss	105	1	210	15
Net periodic benefit cost	$3,917	$3,614	$7,832	$5,827

	Three Months Ended June 30,		Six Months Ended June 30,
Post Retirement Medical Plan	2013	2012	2013	2012
Components of net period benefit cost:
Service cost	$181	$135	$363	$270
Interest cost	84	95	167	190
Net periodic benefit cost	$265	$230	$530	$460

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,855	$—	$—	$5,855
Derivatives included with inventory supply arrangement obligations	—	2,724	—	2,724
Liabilities:
Commodity contracts	6,191	125	—	6,316
Catalyst lease obligations	—	37,961	—	37,961

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,786	$—	$—	$175,786
Commodity contracts	3,303	—	—	3,303
Derivatives included with inventory supply arrangement obligations	—	5,595	—	5,595
Liabilities:
Catalyst lease obligations	—	43,442	—	43,442
Commodity contracts	—	1,872	—	1,872
Contingent consideration for refinery acquisition	—	—	21,358	21,358

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The derivatives included with inventory supply arrangement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

•
The contingent consideration for refinery acquisition obligation at December 31, 2012 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management's estimate of the future cash flows of the Toledo refinery; a risk free rate of return of 0.16%; credit rate spread of 4.38%; and a discount rate of 4.54%. During the three and six months ended June 30, 2013, there was no change in fair value, as the obligation was known and was paid in full on April 30, 2013.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$21,358	$122,924	$21,358	$122,232
Purchases	—	—	—	—
Settlements	(21,358)	(103,643)	(21,358)	(103,643)
Unrealized loss included in earnings	—	692	—	1,384
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$19,973	$—	$19,973

There were no transfers between levels during the three and six months ended June 30, 2013 and 2012, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes (a)	$667,002	$688,219	$666,538	$700,963
Revolver (b)	95,000	95,000	—	—
Catalyst leases (c)	37,961	37,961	43,442	43,442
Long-term debt	$799,963	$821,180	$709,980	$744,405

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the senior secured notes.
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company's liability is directly impacted by the change in fair value of the underlying catalyst.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. The Company was also party to an agreement that contained purchase obligations for certain volumes of stored intermediates inventory during the six months ended June 30, 2012, which was terminated during the first quarter of 2012. The purchase obligations related to crude oil and feedstocks are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of crude oil and intermediates in the future. The level of activity for these derivatives is based on the level of operating inventories.

As of June 30, 2013, there were 1,158,048 barrels of crude oil and feedstocks (2,529,447 barrels at December 31, 2012) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2012) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2013, there were 12,114,000 barrels of crude oil and 713,000 barrels of refined products (9,234,000 and 1,310,000, respectively, as of December 31, 2012), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of June 30, 2013 and December 31, 2012 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$2,724
December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$5,595

Derivatives not designated as hedging instruments:
June 30, 2013:
Commodity contracts	Accrued expenses	$(6,316)
December 31, 2012:
Commodity contracts	Accounts receivable	$1,431

The Company’s policy is to net the fair value of the derivatives included with inventory supply arrangement obligations against the liability related to inventory supply arrangements with the same counterparty as the legal right of offset exists.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$4,880
For the three months ended June 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(16,336)
For the six months ended June 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(2,871)
For the six months ended June 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(327)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$(4,728)
For the three months ended June 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$689
For the six months ended June 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$13,949
For the six months ended June 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(8)
Commodity contracts	Cost of sales	$27,607

Hedged items designated in fair value hedges:
For the three months ended June 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$6,393
For the three months ended June 30, 2012:
Crude oil and feedstock inventory	Cost of sales	$12,412
For the six months ended June 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$3,505
For the six months ended June 30, 2012:
Crude oil and feedstock inventory	Cost of sales	$(394)

Ineffectiveness related to the Company's fair value hedges resulted in a gain of $11,273 and $634 for the three and six months ended June 30, 2013 and loss of $3,351 and gain of $525 for the three and six months ended June 30, 2012, respectively, recorded in cost of sales. Gains and losses due to ineffectiveness were excluded from the assessment of hedge effectiveness.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15. NET INCOME PER SHARE OF PBF ENERGY
For the period subsequent to the IPO, the following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

Basic Earnings Per Share:	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Numerator for basic net income per Class A common share-net income attributable to PBF Energy	$16,826	$28,233
Denominator for basic net income per Class A common share-weighted average shares	26,944,055	25,276,137
Basic net income attributable to PBF Energy per Class A common share	$0.62	$1.12

Diluted Earnings Per Share:
Numerator for diluted net income per Class A common share-net income attributable to PBF Energy (1)	$16,826	$28,233

Denominator (1):
Denominator for basic net income per Class A common share-weighted average shares	26,944,055	25,276,137
Effect of dilutive securities:
Common stock equivalents (2)	762,641	834,839
Denominator for diluted net income per common share-adjusted weighted average shares	27,706,696	26,110,976
Diluted net income attributable to PBF Energy per Class A common share	$0.61	$1.08

——————————

(1)
During the three and six months ended June 30, 2013, the potential conversion of 69,647,005 and 71,314,923 of PBF LLC Series A Units, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock. Common stock equivalents excludes the effects of options to purchase 731,250 shares of PBF Energy Class A common stock because they are anti-dilutive.

16. SUBSEQUENT EVENTS
Termination of Product Offtake Agreements
As of July 1, 2013, the Company terminated the product offtake agreements with MSCG for Paulsboro Refining Company LLC ("Paulsboro Refining ") and Delaware City Refining. The Company entered into two separate inventory intermediation agreements (“Intermediation Agreements”) with J. Aron & Company ("J. Aron") on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG.
Pursuant to the Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products (the "Products") produced by the Delaware City and Paulsboro refineries and delivered into the Company's

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the Company as the Products are discharged out of the refineries' tanks. J. Aron has the right to store the Products purchased in the Company's tanks under the Intermediation Agreements and will retain these storage rights for the term of the agreements. Inventory held outside the refineries may be owned by PBF Holding or by J. Aron under the Intermediation Agreements. The Company will market and sell the Products independently to third parties.
Dividend Declared
On July 30, 2013, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 21, 2013 to Class A common stockholders of record at the close of business on August 12, 2013.
Related Party
On July 1, 2013, the Company renewed a consulting service agreement with Fuel Strategies International, Inc., the principal of which is the brother of the Executive Chairman of the Board of Directors of the Company, to provide consulting services relating to petroleum coke and commercial operations. Compensation for the services performed will be $40 per month and may include incentive payments at the Company's sole discretion. The consulting service agreement expires on June 1, 2014, subject to certain early termination rights.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the senior secured notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer.” The indenture dated February 9, 2012, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries.” PBF Logistics LP, PBF Rail Logistics Company LLC and Delaware City Terminaling Company LLC are consolidated subsidiaries of the Company that are not guarantors of the senior secured notes.

The senior secured notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$47,183	$22,047	$—	$—	$69,230
Accounts receivable	316,504	274,848	—	—	591,352
Inventories	867,850	669,723	—	—	1,537,573
Prepaid expense and other current assets	31,026	15,110	—	—	46,136
Due from related parties	9,901,707	12,753,447	—	(22,655,154)	—
Total current assets	11,164,270	13,735,175	—	(22,655,154)	2,244,291

Property, plant and equipment, net	39,757	1,645,347	—	—	1,685,104
Investment in subsidiaries	2,122,924	—	—	(2,122,924)	—
Deferred charges and other assets, net	29,680	157,557	—	—	187,237
Total assets	$13,356,631	$15,538,079	$—	$(24,778,078)	$4,116,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184,639	$42,928	$—	$—	$227,567
Accrued expenses	601,323	426,864	—	—	1,028,187
Deferred revenue	—	183,949	—	—	183,949
Due to related parties	9,979,868	12,675,286	—	(22,655,154)	—
Total current liabilities	10,765,830	13,329,027	—	(22,655,154)	1,439,703

Delaware Economic Development Authority loan	—	16,000	—	—	16,000
Long-term debt	762,002	37,961	—	—	799,963
Intercompany notes payable	31,632	—	—	—	31,632
Other long-term liabilities	5,130	32,167	—	—	37,297
Total liabilities	11,564,594	13,415,155	—	(22,655,154)	2,324,595

Commitments and contingencies

Equity:
Member's equity	930,808	664,789	—	(664,789)	930,808
Retained earnings (accumulated deficit)	869,960	1,459,703	—	(1,459,703)	869,960
Accumulated other comprehensive loss	(8,731)	(1,568)	—	1,568	(8,731)
Total equity	1,792,037	2,122,924	—	(2,122,924)	1,792,037
Total liabilities and equity	$13,356,631	$15,538,079	$—	$(24,778,078)	$4,116,632

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$241,926	$12,365	$—	$—	$254,291
Accounts receivable	306,999	196,797	—	—	503,796
Inventories	664,225	832,894	—	—	1,497,119
Prepaid expense and other current assets	8,835	4,553	—	—	13,388
Due from related parties	6,770,893	8,105,364	—	(14,861,536)	14,721
Total current assets	7,992,878	9,151,973	—	(14,861,536)	2,283,315

Property, plant and equipment, net	28,200	1,607,387	—	—	1,635,587
Investment in subsidiaries	945,622	—	—	(945,622)	—
Deferred charges and other assets, net	31,081	166,268	—	—	197,349
Total assets	$8,997,781	$10,925,628	$—	$(15,807,158)	$4,116,251

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$197,624	$162,433	$—	$—	$360,057
Accrued expenses	363,536	662,382	—	—	1,025,918
Deferred revenue	—	210,543	—	—	210,543
Due to related parties	6,016,505	8,845,031	—	(14,861,536)	—
Total current liabilities	6,577,665	9,880,389	—	(14,861,536)	1,596,518

Delaware Economic Development Authority loan	—	20,000	—	—	20,000
Long-term debt	666,538	43,442	—	—	709,980
Other long-term liabilities	1,924	36,175	—	—	38,099
Total liabilities	7,246,127	9,980,006	—	(14,861,536)	2,364,597

Commitments and contingencies

Equity:
Member's equity	930,098	664,108	—	(664,108)	930,098
Retained earnings	830,497	283,076	—	(283,076)	830,497
Accumulated other comprehensive loss	(8,941)	(1,562)	—	1,562	(8,941)
Total equity	1,751,654	945,622	—	(945,622)	1,751,654
Total liabilities and equity	$8,997,781	$10,925,628	$—	$(15,807,158)	$4,116,251

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$3,507,984	$2,802,291	$—	$(1,631,982)	$4,678,293

Costs and expenses:
Cost of sales, excluding depreciation	4,046,249	1,881,712	—	(1,631,982)	4,295,979
Operating expenses, excluding depreciation	(142)	202,725	—	—	202,583
General and administrative expenses	15,595	3,546	—	—	19,141
Depreciation and amortization expense	3,317	24,246	—	—	27,563
	4,065,019	2,112,229	—	(1,631,982)	4,545,266

Income (loss) from operations	(557,035)	690,062	—	—	133,027

Other income (expense):
Equity in earnings of subsidiaries	695,768	—	—	(695,768)	—
Change in fair value of catalyst lease	—	6,820	—	—	6,820
Interest expense, net	(20,624)	(1,114)	—	—	(21,738)
Net income	$118,109	$695,768	$—	$(695,768)	$118,109

Comprehensive Income	$118,427	$695,768	$—	$(695,768)	$118,427

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$2,124,901	$3,112,506	$—	$(160,392)	$5,077,015

Costs and expenses:
Cost of sales, excluding depreciation	2,774,980	1,664,458	—	(160,392)	4,279,046
Operating expenses, excluding depreciation	—	170,702	—	—	170,702
General and administrative expenses	22,600	2,686	—	—	25,286
Loss on sale of asset	—	53	—	—	53
Depreciation and amortization expense	1,389	21,033	—	—	22,422
	2,798,969	1,858,932	—	(160,392)	4,497,509

Income (loss) from operations	(674,068)	1,253,574	—	—	579,506

Other income (expense):
Equity in earnings (loss) of subsidiaries	1,252,145	—	—	(1,252,145)	—
Change in fair value of catalyst lease	—	5,371	—	—	5,371
Change in fair value of contingent consideration	—	(692)	—	—	(692)
Interest expense, net	(22,335)	(6,108)	—	—	(28,443)
Net income	$555,742	$1,252,145	$—	$(1,252,145)	$555,742

Comprehensive Income	$555,745	$1,252,148	$—	$(1,252,148)	$555,745

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$6,561,777	$6,315,781	$—	$(3,401,417)	$9,476,141

Costs and expenses:
Cost of sales, excluding depreciation	7,453,784	4,678,714	—	(3,401,417)	8,731,081
Operating expenses, excluding depreciation	(141)	408,740	—	—	408,599
General and administrative expenses	42,040	7,195	—	—	49,235
Depreciation and amortization expense	6,138	47,955	—	—	54,093
	7,501,821	5,142,604	—	(3,401,417)	9,243,008

Income (loss) from operations	(940,044)	1,173,177	—	—	233,133

Other income (expense):
Equity in earnings (loss) of subsidiaries	1,176,634	—	—	(1,176,634)	—
Change in fair value of catalyst lease	—	5,481	—	—	5,481
Interest expense, net	(41,325)	(2,024)	—	—	(43,349)
Net income	$195,265	$1,176,634	$—	$(1,176,634)	$195,265

Comprehensive Income	$195,475	$1,176,634	$—	$(1,176,634)	$195,475

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$2,845,520	$7,455,629	$—	$(508,028)	$9,793,121

Costs and expenses:
Cost of sales, excluding depreciation	3,581,841	5,865,426	—	(508,028)	8,939,239
Operating expenses, excluding depreciation	—	358,845	—	—	358,845
General and administrative expenses	34,556	4,544	—	—	39,100
Gain on sale of asset	—	(2,450)	—	—	(2,450)
Depreciation and amortization expense	2,939	40,024	—	—	42,963
	3,619,336	6,266,389	—	(508,028)	9,377,697

Income (loss) from operations	(773,816)	1,189,240	—	—	415,424

Other income (expense):
Equity in earnings (loss) of subsidiaries	1,170,639	—	—	(1,170,639)	—
Change in fair value of catalyst lease	—	(978)	—	—	(978)
Change in fair value of contingent consideration	—	(1,384)	—	—	(1,384)
Interest expense, net	(43,612)	(16,239)	—	—	(59,851)
Net income	$353,211	$1,170,639	$—	$(1,170,639)	$353,211

Comprehensive Income	$353,228	$1,170,639	$—	$(1,170,639)	$353,228

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities:
Net income	$195,265	$1,176,634	$—	$(1,176,634)	$195,265
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	9,339	48,014	—	—	57,353
Stock based compensation	—	1,977	—	—	1,977
Change in fair value of catalyst lease obligation	—	(5,481)	—	—	(5,481)
Non-cash change in inventory repurchase obligations	—	(17,377)	—	—	(17,377)
Pension and other post retirement benefit costs	—	8,472	—	—	8,472
Equity in earnings of subsidiaries	(1,176,634)	—	—	1,176,634	—
Changes in operating assets and liabilities:
Accounts receivable	(9,505)	(78,051)	—	—	(87,556)
Inventories	(203,625)	20,587	—	—	(183,038)
Other current assets	(22,191)	(10,557)	—	—	(32,748)
Accounts payable	(12,985)	(119,505)	—	—	(132,490)
Accrued expenses	237,384	(42,073)	—	—	195,311
Deferred revenue	—	(26,594)	—	—	(26,594)
Amounts due to/from related parties	832,549	(817,828)	—	—	14,721
Other assets and liabilities	4,114	(12,480)	—	—	(8,366)
Net cash (used in) provided by operating activities	(146,289)	125,738	—	—	(20,551)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(18,240)	(86,844)	—	—	(105,084)
Expenditures for refinery turnarounds costs	—	(4,551)	—	—	(4,551)
Expenditures for other assets	—	(3,089)	—	—	(3,089)
Net cash provided by (used in) investing activities	(18,240)	(94,484)	—	—	(112,724)

Cash flows from financing activities:
Proceeds from revolver borrowings	160,000	—	—	—	160,000
Proceeds from intercompany notes payable	31,632	—	—	—	31,632
Distribution to members	(155,802)	—	—	—	(155,802)
Repayments of revolver borrowings	(65,000)	—	—	—	(65,000)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)	—	—	(21,357)
Deferred financing costs and other	(1,044)	(215)	—	—	(1,259)
Net cash used in financing activities	(30,214)	(21,572)	—	—	(51,786)

Net (decrease) increase in cash and cash equivalents	(194,743)	9,682	—	—	(185,061)
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$47,183	$22,047	$—	$—	$69,230

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities:
Net income	$353,211	$1,170,639	$—	$(1,170,639)	$353,211
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	5,456	40,024	—	—	45,480
Stock based compensation	—	1,047	—	—	1,047
Change in fair value of catalyst lease obligation	—	978	—	—	978
Change in fair value of contingent consideration	—	1,384	—	—	1,384
Non-cash change in inventory repurchase obligations	—	(12,611)	—	—	(12,611)
Write off of unamortized deferred financing fees	4,391	—	—	—	4,391
Gain on sale of assets	—	(2,450)	—	—	(2,450)
Pension and other post retirement benefit costs	17	6,318	—	—	6,335
Equity in earnings of subsidiaries	(1,170,639)	—	—	1,170,639	—
Changes in operating assets and liabilities:
Accounts receivable	(392,653)	260,657	—	—	(131,996)
Inventories	(533,530)	467,776	—	—	(65,754)
Other current assets	(5,778)	46,976	—	—	41,198
Accounts payable	21,201	(5,570)	—	(9,749)	5,882
Accrued expenses	57,022	(136,343)	—	—	(79,321)
Deferred revenue	—	(22,311)	—	—	(22,311)
Amounts due to/from related parties	1,317,885	(1,317,885)	—	—	—
Other assets and liabilities	(651)	(27,438)	—	—	(28,089)
Net cash (used in) provided by operating activities	(344,068)	471,191	—	(9,749)	117,374

Cash flows from investing activities:
Expenditures for property, plant and equipment	(9,904)	(54,219)	—	—	(64,123)
Expenditures for refinery turnarounds costs	—	(22,609)	—	—	(22,609)
Expenditures for other assets	—	(6,503)	—	—	(6,503)
Proceeds from sale of assets	—	3,381	—	—	3,381
Net cash used in investing activities	(9,904)	(79,950)	—	—	(89,854)

Cash flows from financing activities:
Proceeds from member contributions	250	—	—	—	250
Proceeds from senior secured notes	665,806	—	—	—	665,806
Proceeds from long-term debt	430,000	—	—	—	430,000
Proceeds from catalyst lease	—	9,452	—	—	9,452
Distributions to members	(12,860)	—	—	—	(12,860)
Repayments of long-term debt	(698,750)	(342,968)	—	—	(1,041,718)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(103,642)	—	—	(103,642)
Deferred financing costs and other	(16,246)	—	—	—	(16,246)
Net cash provided by (used in) financing activities	368,200	(437,158)	—	—	(68,958)

Net increase (decrease) in cash and cash equivalents	14,228	(45,917)	—	(9,749)	(41,438)
Cash and equivalents, beginning of period	3,124	47,042	—	—	50,166
Cash and equivalents, end of period	$17,352	$1,125	$—	$(9,749)	$8,728

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. and PBF Holding Company LLC included in the Annual Reports on Form 10-K for the year ended December 31, 2012 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Explanatory Note
PBF Energy is the sole managing member of PBF LLC. PBF Energy owned an equity interest representing approximately 24.4% of the outstanding economic interests in PBF LLC prior to the Secondary Offering completed on June 12, 2013, and its economic interests increased to approximately 41.0% as a result of the Secondary Offering. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three and six months ended June 30, 2013 and June 30, 2012, respectively. PBF Holding also constitutes 100% of PBF Energy’s revenue generating assets as of June 30, 2013 and December 31, 2012.

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

Our three refineries are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our Mid-Continent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s WTI-based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have historically received the bulk of their feedstock via ships and barges on the Delaware River. In May 2012, we commenced crude shipments via rail into a newly developed crude rail unloading facility at our Delaware City refinery. During 2012, we expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities that was completed in February 2013 and is capable of discharging approximately 110,000 bpd, consisting of 40,000 bpd of heavy crude oil and 70,000 bpd of light crude oil. However, due to greater operating efficiency, discharge capacity for light crude oil at our dual-loop track has increased from 70,000 bpd to approximately 100,000 bpd. In conjunction with the development of our rail crude unloading facilities at Delaware City, we constructed a railcar storage yard with capacity for 330 railcars that is integral to railcar staging and storage and helps facilitate daily rail traffic at the refinery. Also in February 2013, our board of directors approved a third rail crude offloading project to add an additional 40,000 bpd of heavy crude rail unloading capability at the refinery, which is expected to cost approximately $62 million and to be completed in 2014. Completion of this third rail project will increase our discharge capacity of heavy crude oil from 40,000 bpd to 80,000 bpd and bring the total rail crude unloading capability up to 180,000 bpd. As a result of our crude rail unloading facility expansion, the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains, we expect to be capable of taking delivery of approximately 80,000 bpd of Canadian heavy crude oil at the Delaware City refinery by the end of 2014.

We entered into agreements to lease or purchase a total of 5,900 railcars, including 4,600 coiled and insulated rails cars, which are capable of transporting Canadian heavy crude oils, and 1,300 general purpose cars, which we intend to use to transport lighter crude oils. In addition to the construction of our rail unloading facilities at Delaware City and the execution of our railcar procurement strategy, we also created dedicated crude-by-rail acquisition and rail logistics teams. These teams, staffed by PBF employees in our corporate headquarters, at the Delaware City refinery and in our field office in Calgary, Alberta, are responsible for crude procurement, logistics via rail and monitoring crude-by-rail offloading. In April 2013, we opened a field office in Oklahoma City to augment these activities.

Crude delivered to our Delaware City refinery is processed at Delaware City or we can load up to 45,000 bpd to be transferred to our Paulsboro refinery. The Delaware City rail unloading facility allows our East Coast refineries to source Western Texas Intermediate ("WTI") based crudes from Western Canada and the Mid-Continent, which we believe may provide significant cost advantages versus traditional Brent-based international crudes trading on the Brent-WTI differential.

Recent Developments
Throughout 2013 we have seen an escalation in the cost of renewable fuel credits, known as RINs, required for compliance with the Renewable Fuels Standard. We incurred approximately $74.1 million in RINs costs during the six months ended June 30, 2013 as compared to $23.4 million during the six months ended June 30, 2012, an increase of $50.7 million due primarily to the price increase for ethanol-linked RINs during 2013. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
We own a number of energy-related logistical assets that qualify for a MLP structure. We recently formed a subsidiary, PBF Logistics LP, for the anticipated purpose of holding such MLP qualifying assets. On August 1, 2013, we announced that PBF Logistics LP has confidentially submitted a draft registration statement to the Securities and Exchange Commission for a possible initial public offering, as an MLP, of its common units representing limited partnership interests. If we determine to proceed with the proposed public offering, we expect to contribute certain logistics assets to PBF Logistics LP immediately prior to the closing of the offering. Substantially all of PBF Logistics LP's contemplated initial assets are currently integral to our operations.
At the date of this report, the registration statement has not been declared effective by the SEC. The completion of the offering by PBF Logistics LP is subject to numerous conditions, including market conditions, and we provide no assurance that it will be successfully completed. The securities expected to be offered under the registration statement may not be sold, nor may offers to buy be accepted, prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to such potential offering shall not constitute an offer to sell, or a solicitation of an offer to buy, the securities.

Results of Operations

The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share data) except for income tax expense, interest expenses, net income attributable to noncontrolling interest and earnings per share, each of which apply only to the financial results of PBF Energy.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$4,678,293	$5,077,015	$9,476,141	$9,793,121
Cost of sales, excluding depreciation	4,295,979	4,279,046	8,731,081	8,939,239
Gross refining margin (1)	382,314	797,969	745,060	853,882
Operating expenses, excluding depreciation	202,583	170,702	408,599	358,845
General and administrative expenses	19,141	25,286	49,235	39,100
Loss (gain) on sale of assets	—	53	—	(2,450)
Depreciation and amortization expense	27,563	22,422	54,093	42,963
	249,287	218,463	511,927	438,458
Income from operations	133,027	579,506	233,133	415,424
Change in fair value of catalyst leases	6,820	5,371	5,481	(978)
Change in fair value of contingent consideration	—	(692)	—	(1,384)
Interest expense, net	(21,708)	(28,443)	(43,319)	(59,851)
Income before income taxes	118,139	555,742	195,295	353,211
Income tax expense	(10,969)	—	(18,413)	—
Net income	107,170	$555,742	176,882	$353,211
Less: net income attributable to noncontrolling interest	90,344		148,649
Net income attributable to PBF Energy Inc.	$16,826		$28,233

Gross margin	$155,484	$606,234	$288,506	$455,013

Net income available to Class A common stock per share:
Basic	$0.62		$1.12
Diluted	$0.61		$1.08

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Key Operating Information
Production (barrels per day ("bpd") in thousands)	464.0	475.2	450.9	451.4
Crude oil and feedstocks throughput (bpd in thousands)	464.6	479.1	453.1	451.3
Total crude oil and feedstocks throughput (millions of barrels)	42.3	43.6	82.0	82.1
Gross refining margin per barrel of throughput (1)	$9.04	$18.30	$9.08	$10.40
Operating expense, excluding depreciation, per barrel of throughput	$4.79	$3.92	$4.98	$4.37

Crude and feedstocks (% of total throughput) (2):
Heavy crude	16%	17%	15%	18%
Medium crude	39%	42%	44%	46%
Light crude	38%	32%	33%	28%
Other feedstocks and blends	7%	9%	8%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	45%	48%	46%	47%
Distillates and distillate blendstocks	37%	34%	37%	35%
Lubes	2%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	13%	13%	12%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.    We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars per barrel, except as noted)
Dated Brent Crude	$102.43	$108.29	$107.50	$113.61
West Texas Intermediate (WTI) crude oil	$94.07	$93.30	$94.17	$98.16
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.67	$15.32	$13.60	$12.78
WTI (Chicago) 4-3-1	$29.26	$28.17	$27.72	$23.89
Crude Oil Differentials
Dated Brent (foreign) less WTI	$8.36	$14.99	$13.33	$15.45
Dated Brent less Maya (heavy, sour)	$4.59	$9.16	$7.30	$9.55
Dated Brent less WTS (sour)	$8.42	$20.28	$16.42	$19.93
Dated Brent less ASCI (sour)	$3.14	$4.41	$3.55	$4.07
WTI less WCS (heavy, sour)	$16.63	$19.87	$21.54	$23.16
WTI less Bakken (light, sweet)	$2.06	$6.54	$1.98	$9.49
WTI less Syncrude (light, sweet)	$(4.33)	$1.68	$(3.84)	$4.49
Natural gas (dollars per MMBTU)	$4.02	$2.35	$3.76	$2.43
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Overview— Net income was $107.2 million for the three months ended June 30, 2013 compared to $555.7 million for the three months ended June 30, 2012. Net income attributable to PBF Energy was $16.8 million, or $0.61 per diluted share, for the three months ended June 30, 2013 ($0.73 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income taxes, of approximately 24.4% prior to the Secondary Offering and 41.0% subsequent to the Secondary Offering. Net income for PBF Holding, which does not include income tax expense, was $118.1 million for the three months ended June 30, 2013 compared to $555.7 million for the three months ended June 30, 2012.

Our results for the three months ended June 30, 2013 were unfavorably impacted by lower crack spreads in the East Coast, the tightening of crude differentials, higher operating expenses due to increased energy costs, the continued higher costs of compliance with the Renewable Fuels Standard and lower throughput primarily due to reduced run rates at Toledo.

Revenues— Revenues totaled $4.7 billion for the three months ended June 30, 2013 compared to $5.1 billion for the three months ended June 30, 2012, a decrease of $0.4 billion, or 7.8%. For the three months ended June 30, 2013, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 317,300 bpd and 147,300 bpd, respectively. For the three months ended June 30, 2012, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 318,100 bpd, and 161,000 bpd, respectively. Throughput rates in our East Coast refineries in 2013 compared to 2012 were relatively flat. The decrease in throughput rates in our Mid-Continent refinery in 2013 compared to 2012 was primarily driven by refinery maintenance which limited crude run rates during the period. For the three months ended June 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 308,200 bpd and 148,700 bpd, respectively. For the three months ended June 30, 2012, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 312,500 bpd and 161,000 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $382.3 million, or $9.04 per barrel of throughput, for the three months ended June 30, 2013 compared to $798.0 million, or $18.30 per barrel of throughput during the three months ended June 30, 2012, a decrease of $415.7 million. Gross margin, including refinery operating expenses and depreciation, totaled $155.5 million, or $3.68 per barrel of throughput, for the three months ended June 30, 2013 compared to $606.2 million, or $13.90 per barrel of throughput, for the three months ended June 30, 2012, a decrease of $450.7 million. The decrease in gross refining margin was primarily due to lower crack spreads in the East Coast and the result of unfavorable crude differentials, the continued higher costs of compliance with the Renewable Fuels Standard and the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. The decrease in gross margin was also attributable to an increase in operating expenses due to increased energy costs.

Average industry refining margins in the U.S. Mid-Continent were generally stronger during the three months ended June 30, 2013 as compared to the same period in 2012. The WTI (Chicago) 4-3-1 industry crack spread was approximately $29.26 per barrel or 3.9% higher in the three months ended June 30, 2013 as compared to the same period in 2012. However, the price of WTI versus Dated Brent and other crudes narrowed during the quarter negatively impacting our results.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.67 per barrel, or 4.2%, lower in the three months ended June 30, 2013 as compared to the same period in 2012. Moreover, the WTI/Dated Brent differential was $6.63 lower in the three months ended June 30, 2013 as compared to the same period in 2012 and the Dated Brent/Maya differential was approximately $4.57 per barrel lower in the three months ended June 30, 2013 as compared to the same period in 2012. A decrease in the WTI/Dated Brent crude differential unfavorably impacts our East Coast refineries which have increased shipments of WTI based crudes from the Bakken and Western Canada. A reduction in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $202.6 million, or $4.79 per barrel of throughput, for the three months ended June 30, 2013 compared to $170.7 million, or $3.92 per barrel of throughput, for the three months ended June 30, 2012, an increase of $31.9 million, or 18.7%. The increase in operating expenses is mainly attributable to an increase of approximately $20.8 million in energy and utilities costs, primarily driven by higher natural gas prices, as well as an increase of approximately $6.6 million in maintenance costs. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $19.1 million for the three months ended June 30, 2013 compared to $25.3 million for the three months ended June 30, 2012, a decrease of $6.2 million or 24.5%. The decrease in general and administrative expenses primarily relates to lower employee compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Loss on Sale of Assets— Loss on sale of assets for the three months ended June 30, 2012 was $0.1 million related to sales of certain equipment at Paulsboro and Delaware City.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $27.6 million for the three months ended June 30, 2013 compared to $22.4 million for the three months ended June 30, 2012, an increase of $5.2 million. The increase was principally due to capital projects including the expansion of the crude rail unloading facility completed in the first quarter of 2013 as well as new system implementations at the corporate level during 2012.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $6.8 million for the three months ended June 30, 2013 compared to a gain of $5.4 million for the three months ended June 30, 2012. This gain or loss relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Change in Fair Value of Contingent Consideration— In 2013, there was no change in the fair value of contingent consideration related to the Toledo refinery acquisition and the liability was paid in full in April 2013.

Interest Expense, net— Interest expense totaled $21.7 million for the three months ended June 30, 2013 compared to $28.4 million for the three months ended June 30, 2012, a decrease of $6.7 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The decrease in interest expense primarily relates to lower interest costs associated with our ABL Revolving Credit Facility ("credit facilities") and Statoil agreements partially offset by higher letter of credit fees.

Income Tax Expense— As PBF LLC is a limited liability company treated as a "flow-through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, PBF Energy’s consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the closing of our initial public offering on December 18, 2012. However, we generally made distributions to our members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income (loss), which was approximately 24.4% prior to the Secondary Offering and 41.0% subsequent to the Secondary Offering. We do not recognize any income tax expense or benefit related to the noncontrolling interest of the other members in PBF LLC (although, as described elsewhere, we must make tax distributions to all members of PBF LLC under the terms of its amended and restated limited liability company agreement). PBF Energy's effective tax rate for the three months ended June 30, 2013 was 39.5%.

PBF Holding, as a limited liability company treated as a "flow-through" entity for income tax purposes, did not recognize a benefit or provision for income tax expense for the three months ended June 30, 2013 and 2012.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy, based on the relative equity interest held by such members. The noncontrolling interest ownership percentage as of June 30, 2013 and December 31, 2012 was approximately 59.0% and 75.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Overview— Net income for PBF Energy was $176.9 million for the six months ended June 30, 2013 compared to $353.2 million for the six months ended June 30, 2012. Net income attributable to PBF Energy was $28.2 million, or $1.08 per diluted share ($1.21 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures), for the six months ended June 30, 2013. The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income taxes, of approximately 24.4% prior to the Secondary Offering and 41.0% subsequent to the Secondary Offering. Net income for PBF Holding, which does not include income tax expense, was $195.3 million for the six months ended June 30, 2013 compared to $353.2 million for the six months ended June 30, 2012.

Our throughput rates during the six months ended June 30, 2013 and 2012, was impacted by unplanned and planned downtime at our Toledo refinery. On January 31, 2013 there was a brief fire within the fluid catalytic cracking complex at the Toledo refinery that resulted in that unit being temporarily shutdown. The refinery resumed running at planned rates on February 18, 2013. In the first quarter of 2012, the Toledo refinery was impacted by a thirty day turnaround of its hydrocracker, reformer and UDEX units which commenced on March 9, 2012. Our results for the six months ended June 30, 2013 were favorably impacted by improved crack spreads offset by narrowing of crude oil differentials, higher operating expenses due to increased energy costs, repair and restart costs related to the Toledo fire, as well as higher costs of compliance with the Renewable Fuels Standard.

Revenues— Revenues totaled $9.5 billion for the six months ended June 30, 2013 compared to $9.8 billion for the six months ended June 30, 2012, a decrease of $0.3 billion, or 3.2%. For the six months ended June 30, 2013, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 318,100 bpd and 135,000 bpd, respectively. For the six months ended June 30, 2012, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 306,800 bpd, and 144,500 bpd, respectively. The increase in throughput rates in our East Coast refineries in 2013 compared to 2012 was primarily driven by refinery optimization efforts. The decrease in throughput rates in our Mid-Continent refinery in 2013 compared to 2012 was primarily due to the refinery's 18 day unplanned down time in the first quarter of 2013, attributable to the fire at the Toledo refinery as described above. For the six months ended June 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 309,900 bpd and 148,300 bpd, respectively. For the six months ended June 30, 2012, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 302,200 bpd and 154,100 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $745.1 million, or $9.08 per barrel of throughput, for the six months ended June 30, 2013 compared to $853.9 million, or $10.40 per barrel of throughput during the six months ended June 30, 2012, a decrease of $108.8 million. Gross margin, including refinery operating expenses and depreciation, totaled $288.5 million, or $3.52 per barrel of throughput, for the six months ended June 30, 2013 compared to $455.0 million, or $5.54 per barrel of throughput, for the six months ended June 30, 2012, a decrease of $166.5 million. The decrease in gross refining margin was primarily due to reduced throughput rates, unfavorable movement in crude differentials, higher costs of compliance with the Renewable Fuels Standard, and increased energy costs and repair and restart costs related to the fire at Toledo.

Average industry refining margins in the U.S. Mid-Continent were generally stronger during the six months ended June 30, 2013 as compared to the same period in 2012. The WTI (Chicago) 4-3-1 industry crack spread was approximately $27.72 per barrel or 16.0% higher in the six months ended June 30, 2013 as compared to the same period in 2012. However, the price of WTI versus Syncrude and Bakken increased in 2013, which negatively impacted our overall cost of crude.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.60 per barrel, or 6.4%, higher in the six months ended June 30, 2013 as compared to the same period in 2012. However, the WTI/Dated Brent differential was $2.12 lower in the six months ended June 30, 2013 as compared to the same period in 2012 and the Dated Brent/Maya differential was approximately $2.25 per barrel lower in the six months ended June 30, 2013 as compared to the same period in 2012. A decrease in the WTI/Dated Brent crude differential unfavorably impacts our East Coast refineries which have increased shipments of WTI based crudes from the Bakken and Western Canada. A reduction in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $408.6 million, or $4.98 per barrel of throughput, for the six months ended June 30, 2013 compared to $358.8 million, or $4.37 per barrel of throughput, for the six months ended June 30, 2012, an increase of $49.8 million, or 13.9%. The increase in operating expenses is mainly attributable to an increase of approximately $34.1 million in energy and utilities costs, primarily driven by higher natural gas prices, approximately $7.5 million in repair and restart costs related to the Toledo fire, described above, and $6.1 million in increased personnel cost associated with higher headcount. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $49.2 million for the six months ended June 30, 2013 compared to $39.1 million for the six months ended June 30, 2012, an increase of $10.1 million or 25.9%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of approximately $3.4 million as a result of higher headcount and $4.6 million in costs associated with being a public company. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the six months ended June 30, 2012 was $2.5 million related to sales of certain equipment at Paulsboro and Delaware City.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $54.1 million for the six months ended June 30, 2013 compared to $43.0 million for the six months ended June 30, 2012, an increase of $11.1 million. The increase was principally due to capital projects including the expansion of the crude rail unloading facility completed in the first quarter of 2013 as well as new system implementations at the corporate level during 2012.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.5 million for the six months ended June 30, 2013 compared to a loss of $1.0 million for the six months ended June 30, 2012. This gain or loss relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Change in Fair Value of Contingent Consideration— In 2013, there was no change in the fair value of contingent consideration related to the Toledo refinery acquisition and the liability was paid in full in April 2013.

Interest Expense, net— Interest expense totaled $43.3 million for the six months ended June 30, 2013 compared to $59.9 million for the six months ended June 30, 2012, a decrease of $16.6 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The decrease in interest expense primarily relates to lower interest costs associated with our credit facilities and Statoil agreement and the $4.4 million write-off of deferred financing costs in the first quarter of 2012 on debt that was repaid from the proceeds of our 2012 senior secured notes offering.

Income Tax Expense— As PBF LLC is a limited liability company treated as a "flow-through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, PBF Energy’s consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the closing of our initial public offering on December 18, 2012. However, we generally made distributions to our members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income (loss), which was approximately 24.4% prior to the Secondary Offering and 41.0% subsequent to the Secondary Offering. We do not recognize any income tax expense or benefit related to the noncontrolling interest of the other members in PBF LLC (although, as described elsewhere, we must make tax distributions to all members of PBF LLC under the terms of its amended and restated limited liability company agreement). PBF Energy's effective tax rate for the six months ended June 30, 2013 was 39.5%.

PBF Holding, as a limited liability company treated as a "flow-through" entity for income tax purposes, did not recognize a benefit or provision for income tax expense for the six months ended June 30, 2013 and 2012.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy, based on the relative equity interest held by such members. The noncontrolling interest ownership percentage as of June 30, 2013 and December 31, 2012 was approximately 59.0% and 75.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

2.
Income Taxes. Prior to the IPO we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after our IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to PBF Energy Inc.	$16,826	$—	$28,233	$—
Add: Net income attributable to the noncontrolling interest(1)	90,344	555,742	148,649	353,211
Less: Income tax expense(2)	(35,686)	(219,518)	(58,716)	(139,518)
Adjusted pro forma net income	$71,484	$336,224	$118,166	$213,693

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	27,706,696	—	26,110,976	—
Conversion of PBF LLC Series A Units (4)	69,647,005	97,353,701	71,314,923	97,425,899
Pro forma shares outstanding—diluted (5)	97,353,701	97,353,701	97,425,899	97,425,899
Adjusted pro forma net income per fully exchanged, fully diluted shares outstanding	$0.73	$3.45	$1.21	$2.19

——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to reflect PBF Energy's current effective corporate tax rate of approximately 39.5% applied to all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for units of PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three and six month period ended June 30, 2013. Common stock equivalents exclude the effects of options to purchase 731,250 shares of PBF Energy's Class A common stock because they are anti-dilutive.

(4)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)
Diluted pro forma shares outstanding for historical periods prior to our IPO reflect the same number of diluted shares outstanding as the applicable current periods in order to present such pre-IPO periods on a comparable basis.

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

	Three Months Ended June 30,
	2013		2012
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$155,484	$3.68	$606,234	$13.90
Add:
Refinery operating expense	202,583	$4.79	170,702	$3.92
Refinery depreciation expense	24,247	$0.57	21,033	$0.48
Gross refining margin	$382,314	$9.04	$797,969	$18.30

	Six Months Ended June 30,
	2013		2012
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$288,506	$3.52	$455,013	$5.54
Add:
Refinery operating expense	408,599	$4.98	358,845	$4.37
Refinery depreciation expense	47,955	$0.58	40,024	$0.49
Gross refining margin	$745,060	$9.08	$853,882	$10.40

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our senior secured notes, revolving credit facility and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the senior secured notes and the ABL Revolving Credit Facility. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Reconciliation of net income to EBITDA:
Net income (1)	107,170	555,742	176,882	353,211
Add:Depreciation and amortization expense	27,563	22,422	54,093	42,963
Add: Interest expense, net	21,708	28,443	43,319	59,851
Add: Income tax expense (1)	10,969	—	18,413	—
EBITDA	$167,410	$606,607	$292,707	$456,025

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$167,410	$606,607	$292,707	$456,025
Stock based compensation	957	540	1,977	1,047
Non-cash change in fair value of catalyst lease obligations	(6,820)	(5,371)	(5,481)	978
Non-cash change in fair value of contingent consideration	—	692	—	1,384
Non-cash change in fair value of inventory repurchase obligations	(2,831)	(5,289)	(13,873)	(12,209)
Non-cash deferral of gross profit on finished product sales	(20,496)	2,330	(28,030)	(3,441)
Adjusted EBITDA	$138,220	$599,509	$247,300	$443,784

——————————
(1) Net income for PBF Holding for the three and six months ended June 30, 2013 was $118,109 and $195,265 respectively, which excludes $10,969 and $18,413, respectively, of income tax expense of PBF Energy and includes $30 and $30, respectively, of interest expense related to the intercompany notes payable between PBF Holding and PBF Energy.

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
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used by operating activities was $40.2 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $117.4 million for the six months ended June 30, 2012. Our operating cash flows for the six months ended June 30, 2013 included our net income of $176.9 million, plus net non-cash charges relating to depreciation and amortization of $57.4 million, deferred income taxes of $16.7 million, pension and other post retirement benefits of $8.5 million and stock-based compensation of $2.0 million, partially offset by the change in the fair value of our inventory repurchase obligations of $17.4 million and changes in the fair value of our catalyst lease of $5.5 million. In addition, net changes in working capital used $278.8 million in cash driven by increases in hydrocarbon sales volumes and related purchases and their associated impact on inventory, accounts receivable, and inventory-related liabilities. Our operating cash flows for the six months ended June 30, 2012 included our net income of $353.2 million, plus net non-cash charges relating to depreciation and amortization of $45.5 million, pension and other post retirement benefits of $6.3 million, write off of unamortized deferred financing fees of $4.4 million, change in the fair value of the Toledo contingent consideration of $1.4 million, changes in the fair value of our catalyst lease obligations of $1.0 million and stock-based compensation of $1.0 million, partially offset by change in the fair value of our inventory repurchase obligations of $12.6 million, gain on sale of assets of $2.5 million and net cash used in working capital of $280.3 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $112.7 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $89.9 million for the six months ended June 30, 2012. The net cash flows used in investing activities for the six months ended June 30, 2013 was comprised of capital expenditures totaling $105.1 million, expenditures for turnarounds of $4.5 million and expenditures for other assets of $3.1 million. Net cash used in investing activities for the six months ended June 30, 2012 consisted primarily of the capital expenditures totaling $64.1 million, expenditures for a turnarounds of $22.6 million and expenditures for other assets of $6.5 million, slightly offset by $3.3 million in proceeds from the sale of assets.

Cash Flows from Financing Activities
Net cash used in financing activities was $63.7 million for the six months ended June 30, 2013 compared to $69.0 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, net cash used in financing activities consisted primarily of distributions and dividends of $136.1 million, payments of contingent consideration related to the Toledo acquisition of $21.3 million and $1.3 million for deferred financing costs offset by $95.0 million of net proceeds from revolver borrowings. For the six months ended June 30, 2012, net cash from financing activities consisted primarily of repayments of long term debt of $1,041.7 million, payments of contingent consideration related to the Toledo acquisition of $103.6 million, deferred financing costs of $16.2 million and distributions to members of $12.9 million, offset by net proceeds from the senior secured notes offering of $665.8 million, proceeds from long-term debt of $430.0 million and proceeds of $9.6 million from the Paulsboro catalyst lease and member capital contributions.

The cash flow activity of PBF Holding is materially consistent with that discussed above , other than the PBF Holding change in due to/due from related party of $14.7 million included in cash flows from operating activities, as well as proceeds from intercompany notes payable of $31.6 million and distributions of $19.7 million related to tax distributions paid to, or on behalf of, PBF Energy included in cash flows from financing activities.
Working Capital
Working capital for PBF Energy at June 30, 2013 was $807.1 million, consisting of $2,249.0 million in total current assets and $1,441.9 million in total current liabilities. Working capital at December 31, 2012 was $704.8 million, consisting of $2,307.9 million in total current assets and $1,603.1 million in total current liabilities.

Working capital for PBF Holding at June 30, 2013 was $804.6 million, consisting of $2,244.3 million in total current assets and $1,439.7 million in total current liabilities. Working capital at December 31, 2012 was $686.8 million, consisting of $2,283.3 million in total current assets and $1,596.5 million in total current liabilities.

Our working capital for financial reporting purposes is significantly impacted by the way we account for our crude and feedstock and product offtake agreements. As of July 1, 2013, the Company terminated the product offtake agreements with MSCG for the Paulsboro and Delaware City refineries. The Company entered into two separate inventory Intermediation Agreements with J. Aron on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG. Pursuant to the Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the Company's tanks at the refineries. Inventory held outside the refineries may be owned by PBF Holding or by J. Aron under the Intermediation Agreements. Furthermore, J. Aron agrees to sell the intermediate and finished products back to the Company as they are discharged out of the refineries' tanks. The Company will market and sell the finished products independently to third parties. We do not believe the termination of the MSCG product offtake agreements and commencement of the Intermediation Agreements will have a material impact on our working capital and liquidity.

Liquidity
As of June 30, 2013, our total liquidity, which is the sum of our cash and cash equivalents plus the amount of availability under the ABL Revolving Credit Facility, totaled approximately $652.8 million.

Capital Spending
Capital spending was $112.7 million for the six months ended June 30, 2013, which primarily included safety related enhancements and facility improvements at the refinery and the continued expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $250 to $275 million in capital expenditures during 2013 for facility improvements, refinery maintenance and turnaround and further expansion of the rail unloading facility at our Delaware City refinery.
We recently announced that we are pursuing capital project opportunities designed to increase the profitability of our Toledo refinery. These projects are expected to improve crude sourcing and flexibility, further diversify our product sales into higher margin chemicals and improve the ULSD and total liquid yield from the Toledo refinery. We spent approximately $24.2 million through June 30, 2013 related to these capital projects and estimate aggregate total capital expenditures of approximately $85 million through the end of 2014.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2013, other than outstanding letters of credit in the amount of approximately $186.2 million.

During the six months ended June 30, 2013, we entered into additional railcar leases with terms of up to 12 years. We expect to make lease payments of $147.1 million over the term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of June 30, 2013, we have recognized a liability for the tax receivable agreement of $291.0 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $1.0 million to $31.7 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $25.90 per share of Class A common stock (the closing price on June 28, 2013) and that LIBOR were to be 1.85%, we estimate as of June 30, 2013 that the aggregate amount of these accelerated payments would have been approximately $646.0 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries, although because PBF Energy is a holding company with no operations of its own, its ability to make payments under the tax receivable agreement is dependent on our subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy.

Future payments under the tax receivable agreement by us in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates-the actual payments could differ materially-and assume no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.

Dividend and Distribution Policy
With respect to dividends and distributions paid during the six months ended June 30, 2013, PBF Holding paid $155.8 million in distributions to PBF LLC. PBF LLC used $58.0 million of this amount ($0.30 per unit) to make non-tax distributions to its members, of which $14.2 million was distributed to PBF Energy and the balance was distributed to PBF LLC's other members. PBF Energy used this $14.2 million to pay two separate equivalent cash dividends of $0.30 per share of Class A common stock on June 7, 2013 and March 15, 2013. PBF LLC used the remaining $97.8 million from PBF Holding's distribution to make tax distributions to its members, with $19.7 million distributed to PBF Energy, of which $567 was paid by PBF LLC directly to the applicable taxing authorities on behalf of PBF Energy.

On July 30, 2013, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 21, 2013 to Class A common stockholders of record at the close of business on August 12, 2013.

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

As of June 30, 2013, PBF Holding had cash and cash equivalents totaling $69.2 million, as well as approximately $652.8 million of unused borrowing availability, which includes our cash and cash equivalents, under our ABL Revolving Credit Facility to fund its operations, if necessary. Accordingly, as of June 30, 2013, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBF Holding to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

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

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 26.8% of the outstanding voting interests of PBF Energy and have three representatives on PBF Energy's Board of Directors. Accordingly, Blackstone may be deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also be deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraph.

Accordingly, we received notice from Blackstone through its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 that during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury. Both of these hotels are owned by a third party, staffed by employees of the third party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner's account to the personal accounts of the employees at their chosen bank. During the reporting period, both hotels discontinued making direct deposits to accounts at Bank Melli. No revenues or net profits are associated with these transactions.

During the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List. The rate agreement was terminated as of May 2, 2013. This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. Under the rate agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week. Revenue and net profit received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $430.

We have also received notice from Blackstone that Travelport Limited ("Travelport"), as part of their global business in the travel industry, provides certain passenger travel related GDS and airline IT services to Iran Air and certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals. Prior to and during the reporting period, Travelport also provided airline IT services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.

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

The prices of crude oil, refined products and other commodities are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are beyond our control. The crude and feedstock supply agreements for our Paulsboro and Delaware City refineries allow us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point, reducing the time we are exposed to market fluctuations before the finished refined products are sold. The crude and feedstock supply agreement for our Paulsboro refinery expired on March 31, 2013, which increases our exposure to market fluctuations between the time we purchase crude oil and sell finished products in the future. Our offtake agreements with MSCG for our Paulsboro and Delaware City refineries allowed us to sell our light finished products and certain intermediates and lube base oils as they were produced. As of July 1, 2013, the Company terminated the product offtake agreements with MSCG for the Paulsboro and Delaware City refineries and entered into two separate inventory Intermediation Agreements with J. Aron. Pursuant to the Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the Company's tanks and agrees to sell such products back to the Company as they are discharged out of the refineries'

tanks. Inventory held outside the refineries may be owned by PBF Holding or by J. Aron under the Intermediation Agreements. The Company will market and sell the finished products independently to third parties. We do not believe the termination of the MSCG product offtake agreements and commencement of the Intermediation Agreements will significantly impact our exposure to commodity price risk.

We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 15.0 million barrels and 14.4 million barrels at June 30, 2013 and December 31, 2012, respectively. The average cost of our hydrocarbon inventories was approximately $100.37 and $101.89 per barrel on a LIFO basis at June 30, 2013 and December 31, 2012, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

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

Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

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

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
PBF Energy and PBF Holding maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's and PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, PBF Energy's and PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Energy's and PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's or PBF Holding's internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, either entity's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Refining double-loop rail terminal violate Delaware's Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board, and the second appeal is before the Environmental Appeals Board and appeals Secretary's Order No. 2013-A-0020. A hearing on the first appeal, Number 2013-1, occurred on July 16, 2013, and the board ruled in favor of Delaware City Refining dismissing the appeals for lack of standing. Issuance of a final written decision is pending and the parties may then appeal to Superior Court. No hearing date has yet been set on the second appeal.

On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued to Delaware City Refining Company LLC a Notice of Administrative Penalty Assessment and Secretary's Order for alleged violations of the state statute, federal air quality regulations, and its air permit. The order calls for a cash penalty of $460,200 and an additional $69,030 as cost recovery reimbursement to DNREC for expenses associated with the department's investigation.  The penalties relate to incidents that occurred during the re-start of the refinery in 2011 and subsequent incidents following completion of the startup.  Delaware City Refining Company LLC has 30 days to request a public hearing regarding the matter.

Item 1A. Risk Factors
The following Risk Factor disclosure updates the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 previously filed with the SEC.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.
We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at, contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, our Delaware City refinery and our Delaware City Rail Terminal are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit Delaware City Refining Company LLC obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate the Delaware Coastal Zone Act. At a hearing on the first appeal on July 16, 2013, the board ruled in favor of Delaware City Refining, upholding the permit and the rail operations. Issuance of a final written decision is pending and the parties may then appeal to Superior Court. No hearing date has yet been set on the second appeal. If the Appellants in one or both of these matters prevail, our volumes may decline, which would have an adverse material effect on our financial condition, results of operations, cash flows.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.2†	Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC.

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished, not filed.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

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

PBF Energy Inc.

Date	August 8, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Holding Company LLC

Date	August 8, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	August 8, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.2†	Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC.

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished, not filed.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

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