Form 10-Q
period 2013-09-30
PBF Energy Inc.; PBF Finance Corp; PBF Holding Co LLC
filed 2013-11-07
CIK 1534504, 1566097, 1566011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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
As of November 4, 2013, PBF Energy Inc. had outstanding 39,582,312 shares of Class A common stock and 41 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest of approximately 40.9% of the outstanding economic interest in, PBF Energy Company LLC. PBF Energy Company LLC held 100% of the membership interests in PBF Holding Company LLC as of November 4, 2013. PBF Holding Company LLC has no common stock outstanding. As of November 4, 2013, PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Explanatory Note
This combined Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”), PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 40.9% of the outstanding economic interests in, PBF Energy Company LLC ("PBF LLC"). PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three and nine months ended September 30, 2013 and constituting 100% of PBF Energy’s revenue generating assets as of September 30, 2013.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and elsewhere in the Annual Reports on Form 10-K for the year ended December 31, 2012 of PBF Energy Inc., PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2012 Annual Reports on Form 10-K, and in our other filings with the Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	supply, demand, prices and other market conditions for our products;

•	the effects of competition in our markets;

•	changes in currency exchange rates, interest rates and capital costs;

•	adverse developments in our relationship with both our key employees and unionized employees;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	our substantial indebtedness described in our 2012 Annual Reports on Form 10-K and this Quarterly Report on Form 10-Q;

•	our arrangements with J. Aron expose us to J. Aron-related credit and performance risk;

•
termination of our Inventory Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;

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

•
any decisions we make with respect to our energy-related logistical assets that could qualify for an MLP structure, including future opportunities that we may determine present greater potential value to stockholders than the planned MLP initial public offering;

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
Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$57,417	$285,884
Accounts receivable	577,879	503,796
Inventories	1,472,637	1,497,119
Deferred tax asset	27,279	7,717
Prepaid expense and other current assets	56,133	13,388
Total current assets	2,191,345	2,307,904

Property, plant, and equipment, net	1,735,760	1,635,587
Deferred tax assets	200,282	112,862
Deferred charges and other assets, net	201,954	197,349
Total assets	$4,329,341	$4,253,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$563,922	$360,057
Accrued expenses	1,042,539	1,031,467
Payable to related parties pursuant to tax receivable agreement	1,007	1,007
Deferred revenue	1,882	210,543
Total current liabilities	1,609,350	1,603,074

Delaware Economic Development Authority loan	16,000	20,000
Long-term debt	722,565	709,980
Payable to related parties pursuant to tax receivable agreement	298,112	159,004
Other long-term liabilities	34,478	38,099
Total liabilities	2,680,505	2,530,157

Commitments and contingencies (Note 11)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 39,581,613 shares outstanding at September 30, 2013, 23,571,221 shares outstanding, at December 31, 2012	40	24
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 41 shares outstanding, at September 30, 2013 and December 31, 2012	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at September 30, 2013 and December 31, 2012	—	—
Additional paid in capital	659,661	417,835
(Accumulated deficit) / Retained earnings	(15,702)	1,956
Accumulated other comprehensive loss	(3,495)	(61)
Total PBF Energy Inc. equity	640,504	419,754
Noncontrolling interest	1,008,332	1,303,791
Total equity	1,648,836	1,723,545
Total liabilities and equity	$4,329,341	$4,253,702

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$4,858,880	$5,395,206	$14,335,020	$15,188,327

Cost and expenses:
Cost of sales, excluding depreciation	4,663,697	4,932,645	13,394,777	13,871,884
Operating expenses, excluding depreciation	192,647	179,035	601,245	537,880
General and administrative expenses	30,748	38,942	79,983	78,042
(Gain) loss on sale of assets	(48)	20	(48)	(2,430)
Depreciation and amortization expense	27,435	24,455	81,530	67,419
	4,914,479	5,175,097	14,157,487	14,552,795

(Loss) income from operations	(55,599)	220,109	177,533	635,532

Other income (expense)
Change in fair value of contingent consideration	—	(692)	—	(2,076)
Change in fair value of catalyst lease	(2,363)	(5,952)	3,118	(6,929)
Interest expense, net	(26,242)	(26,901)	(69,561)	(86,753)
(Loss) income before income taxes	(84,204)	186,564	111,090	539,774
Income tax benefit	(19,311)	—	(898)	—
Net (loss) income	(64,893)	$186,564	111,988	$539,774
Less: net (loss) income attributable to noncontrolling interest	(45,045)		103,604
Net (loss) income attributable to PBF Energy Inc.	$(19,848)		$8,384

Weighted-average shares of Class A common stock outstanding
Basic	39,575,429		30,094,946
Diluted	39,575,429		30,748,901
Net (loss) income available to Class A common stock per share:
Basic	$(0.50)		$0.28
Diluted	$(0.50)		$0.27

Dividends per common share	$0.30		$0.90

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(64,893)	$186,564	$111,988	$539,774
Other comprehensive income:
Unrealized gain on available for sale securities	13	2	7	2
Amortization of defined benefit plans unrecognized net loss	108	—	324	17
Total other comprehensive income	121	2	331	19
Comprehensive (loss) income	(64,772)	$186,566	112,319	$539,793
Less: Comprehensive (loss) income attributable to noncontrolling interest	(45,004)		103,800
Comprehensive (loss) income attributable to PBF Energy Inc.	$(19,768)		$8,519

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(unaudited, in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$111,988	$539,774
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	86,417	71,144
Stock-based compensation	2,750	1,707
Change in fair value of catalyst lease obligation	(3,118)	6,929
Change in fair value of contingent consideration	—	2,076
Deferred income taxes	(898)	—
Change in tax receivable agreement liability	8,095	—
Non-cash change in inventory repurchase obligations	(13,362)	5,126
Write-off of unamortized deferred financing fees	—	4,391
Pension and other post retirement benefits costs	12,654	9,513
Gain on disposition of property, plant and equipment	(48)	(2,430)

Changes in current assets and current liabilities:
Accounts receivable	(74,083)	(179,989)
Inventories	31,165	85,179
Other current assets	(42,745)	36,971
Accounts payable	203,865	(39,153)
Accrued expenses	48,811	(56,404)
Deferred revenue	(208,661)	13,719
Other assets and liabilities	(20,249)	(29,731)
Net cash provided by operations	142,581	468,822

Cash flow from investing activities:
Expenditures for property, plant and equipment	(201,906)	(102,004)
Expenditures for deferred turnarounds cost	(15,859)	(27,501)
Expenditures for other assets	(10,584)	(7,731)
Proceeds from sale of assets	30,826	3,381
Net cash used in investing activities	(197,523)	(133,855)

Cash flows from financing activities:
Proceeds from members' capital contributions to PBF Energy Company LLC (former controlling interest)	—	250
Distribution to PBF Energy Company LLC members	(140,457)	(15,081)
Dividend payments	(26,042)	—
Proceeds from 8.25% senior secured notes	—	665,806
Proceeds from long-term debt	—	430,000
Proceeds from catalyst lease	—	9,452
Proceeds from revolver borrowings	745,000	—
Repayments of revolver borrowings	(730,000)	—
Repayments of long-term debt	—	(1,184,597)
Payment of contingent consideration related to acquisition of Toledo refinery	(21,357)	(103,642)
Deferred financing costs and other	(669)	(17,273)
Net cash used in financing activities	(173,525)	(215,085)

Net (decrease) increase in cash and cash equivalents	(228,467)	119,882
Cash and equivalents, beginning of period	285,884	50,166
Cash and equivalents, end of period	$57,417	$170,048

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$—
Accrued construction in progress	7,649	11,710
Non-cash impact of inventory supply and offtake agreements on inventory and accrued expenses	6,683	48,180

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$57,417	$254,291
Accounts receivable	577,879	503,796
Due from related party	—	14,721
Inventories	1,472,637	1,497,119
Prepaid expense and other current assets	56,133	13,388
Total current assets	2,164,066	2,283,315

Property, plant and equipment, net	1,735,760	1,635,587
Deferred charges and other assets, net	201,954	197,349
Total assets	$4,101,780	$4,116,251

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$563,922	$360,057
Accrued expenses	1,043,603	1,025,918
Deferred revenue	1,882	210,543
Total current liabilities	1,609,407	1,596,518

Delaware Economic Development Authority loan	16,000	20,000
Long-term debt	722,565	709,980
Intercompany notes payable	31,632	—
Other long-term liabilities	36,351	38,099
Total liabilities	2,415,955	2,364,597

Commitments and contingencies (Note 11)

Equity:
Member's equity	931,587	930,098
Retained earnings	762,848	830,497
Accumulated other comprehensive loss	(8,610)	(8,941)
Total equity	1,685,825	1,751,654
Total liabilities and equity	$4,101,780	$4,116,251

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$4,858,880	$5,395,206	$14,335,020	$15,188,327

Costs and expenses:
Cost of sales, excluding depreciation	4,663,697	4,932,645	13,394,777	13,871,884
Operating expenses, excluding depreciation	192,647	179,035	601,245	537,880
General and administrative expenses	22,653	38,942	71,888	78,042
(Gain) loss on sale of assets	(48)	20	(48)	(2,430)
Depreciation and amortization expense	27,435	24,455	81,530	67,419
	4,906,384	5,175,097	14,149,392	14,552,795

(Loss) income from operations	(47,504)	220,109	185,628	635,532

Other income (expense)
Change in fair value of contingent consideration	—	(692)	—	(2,076)
Change in fair value of catalyst lease	(2,363)	(5,952)	3,118	(6,929)
Interest expense, net	(26,363)	(26,901)	(69,712)	(86,753)
Net (loss) income	$(76,230)	$186,564	$119,034	$539,774

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(76,230)	$186,564	$119,034	$539,774
Other comprehensive income:
Unrealized gain on available for sale securities	13	2	7	2
Amortization of defined benefit plans unrecognized net loss	108	—	324	17
Total other comprehensive income	121	2	331	19
Comprehensive (loss) income	$(76,109)	$186,566	$119,365	$539,793

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$119,034	$539,774
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	86,417	71,144
Stock-based compensation	2,750	1,707
Change in fair value of catalyst lease obligation	(3,118)	6,929
Change in fair value of contingent consideration	—	2,076
Non-cash change in inventory repurchase obligations	(13,362)	5,126
Write-off of unamortized deferred financing fees	—	4,391
Pension and other post retirement benefit costs	12,654	9,513
Gain on disposition of property, plant and equipment	(48)	(2,430)

Changes in current assets and current liabilities:
Accounts receivable	(74,083)	(179,989)
Due to/from related party	14,721	—
Inventories	31,165	85,179
Other current assets	(42,745)	36,971
Accounts payable	203,865	(39,153)
Accrued expenses	52,513	(56,404)
Deferred revenue	(208,661)	13,719
Other assets and liabilities	(18,375)	(29,731)
Net cash provided by operations	162,727	468,822

Cash flows from investing activities:
Expenditures for property, plant and equipment	(201,906)	(102,004)
Expenditures for deferred turnarounds costs	(15,859)	(27,501)
Expenditures for other assets	(10,584)	(7,731)
Proceeds from sale of assets	30,826	3,381
Net cash used in investing activities	(197,523)	(133,855)

Cash flows from financing activities:
Proceeds from revolver borrowings	745,000	—
Proceeds from intercompany notes payable	31,632	—
Proceeds from member's capital contributions	—	250
Proceeds from 8.25% senior secured notes	—	665,806
Proceeds from long-term debt	—	430,000
Proceeds from catalyst lease	—	9,452
Distributions to members	(186,684)	(15,081)
Repayments of revolver borrowings	(730,000)	—
Repayments of long-term debt	—	(1,184,597)
Payment of contingent consideration related to acquisition of Toledo refinery	(21,357)	(103,642)
Deferred financing costs and other	(669)	(17,273)
Net cash used in financing activities	(162,078)	(215,085)

Net (decrease) increase in cash and cash equivalents	(196,874)	119,882
Cash and equivalents, beginning of period	254,291	50,166
Cash and equivalents, end of period	$57,417	$170,048

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$—
Accrued construction in progress	7,649	11,710
Non-cash impact of inventory supply and offtake agreements on inventory and accrued expenses	6,683	48,180

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

On June 12, 2013, PBF Energy completed a public offering of 15,950,000 shares of Class A common stock at a price of $27.00 per share, less underwriting discounts and commissions, in a secondary public offering (the "Secondary Offering"). All of the shares were sold by funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the Secondary Offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, resulting in a divestiture of approximately 16.6% of Blackstone and First Reserve's holdings in PBF LLC. PBF Energy did not receive any proceeds from the Secondary Offering. PBF Energy incurred approximately $1,388 of expenses, included in general and administrative expenses, in connection with, the Secondary Offering during the nine months ended September 30, 2013 for which it was reimbursed by PBF LLC in accordance with the PBF LLC amended and restated limited liability company agreement.

PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. PBF Holding and PBF Finance issued 8.25% Senior Secured Notes due 2020 ("senior secured notes") in 2012, which were subsequently registered under the Securities Act of 1933, as amended. Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Energy and subsidiaries, including PBF Holding, are referred to hereinafter as the "Company".

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

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. Certain amounts reported in prior years have been reclassified to conform to the current year presentation. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Reports on Form 10-K for the year ended December 31, 2012 of PBF Energy Inc., PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and nine months ended September 30, 2013 are not indicative of the results to be expected for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity's financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. As of September 30, 2013, the impact of offsetting assets and liabilities was not material to the Company and additional disclosure is not included in this Form 10-Q.

On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. For the three and nine months ended September 30, 2013, the impact of reclassification out of accumulated other comprehensive income was not material to the Company and additional disclosure is not included in this Form 10-Q.

3. NONCONTROLLING INTEREST OF PBF ENERGY

As a result of the PBF Energy IPO and the related reorganization transactions on December 18, 2012, PBF Energy became the sole managing member of, and had a controlling interest in, PBF LLC which represented 24.4% of the outstanding units. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. In connection with the Secondary Offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which increased PBF Energy's interest in PBF LLC to approximately 40.9%.

PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated statements of operations represents the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated balance sheets represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy. The noncontrolling interest ownership percentage as of September 30, 2013, June 12, 2013 (the completion date of the Secondary Offering) and December 31, 2012 is calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2012	72,972,131	23,571,221	96,543,352
	75.6%	24.4%	100%
June 12, 2013	57,027,225	39,563,835	96,591,060
	59.0%	41.0%	100%
September 30, 2013	57,237,488	39,581,613	96,819,101
	59.1%	40.9%	100%

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2013:

	PBF Energy Inc. Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$419,754	$1,303,791	$1,723,545
Net income	8,384	103,604	111,988
Dividend and distributions	(26,042)	(140,457)	(166,499)
Record deferred tax asset and liabilities and tax receivable agreement associated with Secondary Offering	(23,654)	—	(23,654)
Record allocation of non controlling interest upon completion of Secondary Offering	260,243	(260,243)	—
Stock-based compensation	1,636	1,114	2,750
Exercise of PBF LLC options and warrants, net	—	375	375
Other comprehensive income	167	164	331
Exchange of PBF LLC Series A Units for Class A common stock	16	(16)	—
Balance at September 30, 2013	$640,504	$1,008,332	$1,648,836

4. INVENTORIES
Inventories consisted of the following:

September 30, 2013
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$541,097	$95,371	$636,468
Refined products and blendstocks	471,289	331,626	802,915
Warehouse stock and other	33,254	—	33,254
	$1,045,640	$426,997	$1,472,637

December 31, 2012
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$384,441	$257,947	$642,388
Refined products and blendstocks	405,545	417,865	823,410
Warehouse stock and other	31,321	—	31,321
	$821,307	$675,812	$1,497,119

The inventory offtake agreements at the Paulsboro and Delaware City refineries were terminated on July 1, 2013 and separate inventory intermediation agreements for these refineries became effective upon the termination (see Note 5 Inventory Intermediation Agreements).

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Inventory under inventory supply and offtake arrangements includes crude oil stored at the Company’s Paulsboro and Delaware City refineries' storage facilities that the Company will purchase as it is consumed in connection with the crude supply agreements; feedstocks and blendstocks sold to counterparties that the Company will repurchase for further blending into finished products; lube products sold to a counterparty that the Company will repurchase; and light finished products sold to counterparties in connection with the offtake and intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.

At September 30, 2013 and December 31, 2012, the replacement value of inventories exceeded the LIFO carrying value by approximately $72,689 and $79,859, respectively.

5. INVENTORY INTERMEDIATION AGREEMENTS
On June 26, 2013, the Company entered into Inventory Intermediation Agreements (the “Intermediation Agreements”) with J. Aron & Company (“J. Aron”), a subsidiary of The Goldman Sachs Group, Inc., to support the operations of the Paulsboro and Delaware City refineries (the "Refineries"). Pursuant to the Intermediation Agreements, J. Aron purchased all of the finished and intermediate products (collectively the “Products”) located at the Refineries immediately subsequent to the termination of the product offtake agreements. Pursuant to the terms of the Intermediation Agreements which expire on July 1, 2015, J. Aron has agreed to purchase the Products produced and delivered into the Refineries’ storage tanks on a daily basis. J. Aron further agreed to sell to us on a daily basis the Products delivered out of the Refineries’ storage tanks. The net amount of all J. Aron daily purchases and sales with PBF will be provisionally invoiced weekly with a monthly true-up invoice issued for any price, volume, or fee adjustments ten business days after the calendar month end. We entered into the Intermediation Agreements for the purpose of managing the Products inventory at the Refineries, which provides us with financial flexibility and improves our liquidity by allowing us to monetize Products inventory in our tanks as they are produced prior to being sold to third parties.
Title to Products purchased by J.Aron passes upon delivery into the Refineries’ storage tanks and title to Products purchased by us passes upon discharge out of the Refineries’ storage tanks. J. Aron owns and has title to all of the Products stored in the tanks (or in other locations outside the refineries as agreed upon by both parties) while custody remains with us. The Company incurred fees of $3.1 million in connection with the Intermediation Agreements during the three and nine month periods ended September 30, 2013, which are included as a component of interest expense in the condensed consolidated statement of income.
Upon the expiration or termination of the Intermediation Agreements, we are obligated to purchase from J. Aron all volumes of Products located in the Refineries’ storage tanks. All purchase and sale transactions under the Intermediation Agreements are consummated at a benchmark market price adjusted for a specified product type differential. The sale and purchase transactions under the Intermediation Agreements are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes to J. Aron. The Products inventory remains on our balance sheet at cost and the net cash receipts result in a liability that is recorded at market price for the volume of Products inventory held in our Refineries’ storage tanks with any change in the market price recorded in costs of sales. At September 30, 2013, there were 3.2 million barrels of inventory stored in the Company's tanks at the Refineries that were owned by J. Aron. The Company recorded liabilities associated with purchase of this inventory of $366.7 million in accrued expenses as of September 30, 2013.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2013	December 31, 2012
Deferred turnaround costs, net	$77,656	$78,128
Catalyst	68,374	66,377
Deferred financing costs, net	27,929	30,987
Restricted cash	12,116	12,114
Linefill	9,636	8,042
Intangible assets, net	761	1,085
Other	5,482	616
	$201,954	$197,349

7. ACCRUED EXPENSES
PBF Energy
Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Inventory-related accruals	$445,753	$287,929
Inventory supply and offtake arrangements	439,264	536,594
Excise and sales tax payable	27,651	40,776
Accrued transportation costs	23,979	20,338
Accrued interest	9,041	22,764
Accrued utilities	16,622	19,060
Customer deposits	28,104	26,541
Accrued salaries and benefits	5,995	15,212
Accrued construction in progress	7,649	16,481
Income taxes payable	—	1,275
Fair value of contingent consideration for refinery acquisition	—	21,358
Other	38,481	23,139
	$1,042,539	$1,031,467

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

 PBF Holding
Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Inventory-related accruals	$445,753	$287,929
Inventory supply and offtake arrangements	439,264	536,594
Excise and sales tax payable	27,651	36,414
Accrued transportation costs	23,979	20,338
Accrued interest	9,041	22,764
Accrued utilities	16,622	19,060
Customer deposits	28,104	26,541
Accrued salaries and benefits	5,995	15,212
Accrued construction in progress	7,649	16,481
Fair value of contingent consideration for refinery acquisition	—	21,358
Other	39,545	23,227
	$1,043,603	$1,025,918

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks in accordance with the Intermediation Agreements with J. Aron commencing in July 2013 (see Note 5 Inventory Intermediation Agreements). As of September 30, 2013, a liability included in Inventory supply and offtake arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Intermediation Agreements, with any change in the market price being recorded in costs of sales.

Prior to July 1, 2013, the Company had the obligation to repurchase certain intermediates and lube products under its products offtake agreements with Morgan Stanley Capital Group Inc. (“MSCG”) that were held in the Company’s refinery storage tanks. A liability included in Inventory supply and offtake arrangements was recorded at market price for the volumes held in storage consistent with the terms of the offtake agreements with any change in the market price recorded in costs of sales.  The liability represented the amount the Company expected to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $0 and $20,248 related to this liability in the three and nine months ended September 30, 2013, respectively. The Company recorded a non-cash charge of $30,249 and $17,309 related to this liability in the three and nine months ended September 30, 2012, respectively.

8. DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN
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

The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013, the Company received confirmation from the Authority that the Company had satisfied the conditions necessary for the first $4,000 tranche of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $4,000 as of September 30, 2013, as the proceeds from the loan were used for capital projects.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In October 2013, the Company received confirmation from the Delaware Economic Development Authority that the Company had satisfied the conditions necessary for the second $4,000 tranche of the loan to be converted to a grant.

9. INCOME TAXES
PBF Energy
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted solely of its share (approximately 24.4% prior to the Secondary Offering and approximately 40.9% subsequent to the Secondary Offering) of PBF LLC’s pre-tax income. PBF LLC is organized as a limited liability company which is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes. As a result, the PBF Energy condensed consolidated financial statements do not reflect a benefit or provision for income taxes for PBF LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Current tax benefit	$(1,744)	$—
Deferred tax benefit	(17,567)	(898)
Total tax benefit	$(19,311)	$(898)

The difference between the Company’s income tax benefit and the income tax provision computed by applying the United States statutory rate and the difference between the Company’s effective income tax rate and the United States statutory rate are reconciled below:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Provision at Federal statutory rate	$(13,693)	35.0%	$2,620	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	(1,917)	4.9%	367	4.9%
Non deductible/nontaxable items	2,377	(6.1)%	2,438	32.6%
Adjustment to deferred tax assets and liabilities for change in tax rates due to business mix	(4,983)	12.7%	(4,983)	(66.6)%
Other	(1,095)	2.8%	(1,340)	(17.9)%
Total	$(19,311)	49.3%	$(898)	(12.0)%

PBF Energy has determined there are no material uncertain tax positions as of September 30, 2013.

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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

10. INTERCOMPANY NOTES PAYABLE
As of September 30, 2013, PBF Holding entered into notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $31,632. The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of the PBF Holding, without penalty or premium.

11. COMMITMENTS AND CONTINGENCIES
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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,426 recorded as of September 30, 2013 ($9,669 as of December 31, 2012) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,116 and $12,114, acquired in the Paulsboro acquisition, is recorded as restricted cash in deferred charges and other assets, net as of September 30, 2013 and December 31, 2012, respectively.

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

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 PPM sulfur. Other states have laws with various implementation dates that also require lower levels of sulfur in heating oils. Not all of the heating oil we currently produce meets these specifications. The Company has made and is continuing to make certain processing improvements to shift conventional heating oil production to ultra-low sulfur heating oil and ultra-low sulfur diesel in order to comply with these new mandates. The Company plans to continue increasing ultra-low sulfur distillate production over the next several years while marketing conventional heating oil in states where regulations have not changed. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

In addition, on June 1, 2012, the Environmental Protection Agency ("EPA") issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. The Company has evaluated the impact of the regulation and amended standards on its refinery operations and currently does not expect the cost to comply by July 1, 2015 with the amended NSPS to be material.

The Company is aware that the EPA has drafted the proposed Tier 3 Motor Vehicle Emission and Fuel Standards. The draft Standards are in the formal public comment period at this time. The gasoline currently manufactured by the Company's refineries does not meet a portion of the proposed requirements, specifically as related to meeting the proposed 10  ppm annual average gasoline sulfur requirement. The EPA has included potential options in other portions of the proposed Standards that the Company's gasoline products may meet if adopted in the final rulemaking. The Company is continuing to evaluate the potential impact of these proposed Standards.

On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit Delaware City Refining Company LLC (“Delaware City Refining”) obtained to allow loading of crude oil onto barges.  The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Refining

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

double-loop rail terminal violate Delaware’s Coastal Zone Act.  A hearing on the first appeal before the State Coastal Zone Industrial Control Board occurred on July 16, 2013, and the board ruled in favor of Delaware City Refining dismissing the appeal for lack of standing.  Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the state filed cross-appeals.  No schedule has yet been set for the appeal in Superior Court.  A hearing on the second appeals before the Environmental Appeals Board, case no. 2013-06, has been scheduled for January 21, 2014 with motions to dismiss scheduled to be heard on December 10, 2013.

The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.

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
Tax Receivable Agreement
PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefit deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these payments by causing PBF Holding to distribute cash to PBF LLC, which will then distribute this cash, generally as tax distributions, on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 40.9% interest as of September 30, 2013.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2013, PBF Holding paid $186,684 in distributions to PBF LLC. PBF LLC used $86,936 of this amount in total to make three separate non-tax distributions of $0.30 per unit ($0.90 per unit in total) to its members, of which $26,042 was distributed to PBF Energy and the balance was distributed to its other members on March 15, 2013, June 7, 2013 and August 21, 2013. PBF Energy used this $26,042 to pay three separate cash dividends of $0.30 per share of Class A common stock on March 15, 2013, June 7, 2013 and August 21, 2013. PBF LLC used the remaining $99,748 from PBF Holding's distribution to make tax distributions to its members during the nine months ended September 30, 2013, with $20,185 distributed to PBF Energy, of which $1,065 was paid by PBF LLC directly to the applicable taxing authorities on behalf of PBF Energy.

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2013	2012	2013	2012
Components of net period benefit cost:
Service cost	$3,699	$2,860	$11,096	$8,578
Interest cost	248	125	744	376
Expected return on plan assets	(138)	(81)	(414)	(243)
Amortization of prior service costs	3	3	9	8
Amortization of loss	105	8	315	23
Net periodic benefit cost	$3,917	$2,915	$11,750	$8,742

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2013	2012	2013	2012
Components of net period benefit cost:
Service cost	$181	$205	$544	$475
Interest cost	84	106	251	296
Net periodic benefit cost	$265	$311	$795	$771

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,856	$—	$—	$5,856
Commodity contracts	8,319	—	—	8,319
Derivatives included with intermediation agreement obligations	—	29,563	—	29,563
Liabilities:
Commodity contracts	—	14,587	—	14,587
Derivatives included with inventory supply arrangement obligations	—	1,291	—	1,291
Catalyst lease obligations	—	40,323	—	40,323

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,786	$—	$—	$175,786
Commodity contracts	3,303	—	—	3,303
Derivatives included with inventory supply arrangement obligations	—	5,595	—	5,595
Liabilities:
Catalyst lease obligations	—	43,442	—	43,442
Commodity contracts	—	1,872	—	1,872
Contingent consideration for refinery acquisition	—	—	21,358	21,358

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

•
The contingent consideration for refinery acquisition obligation at December 31, 2012 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management's estimate of the future cash flows of the Toledo refinery; a risk free rate of return of 0.16%; credit rate spread of 4.38%; and a discount rate of 4.54%. During the three and nine months ended September 30, 2013, there was no change in fair value, as the obligation was known and was paid in full on April 30, 2013.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$—	$122,924	$21,358	$122,232
Purchases	—	—	—	—
Settlements	—	(103,643)	(21,358)	(103,643)
Unrealized loss included in earnings	—	692	—	1,384
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$19,973	$—	$19,973

There were no transfers between levels during the three and nine months ended September 30, 2013 and 2012, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes (a)	$667,242	$684,918	$666,538	$700,963
Revolver (b)	15,000	15,000	—	—
Catalyst leases (c)	40,323	40,323	43,442	43,442
Long-term debt	$722,565	$740,241	$709,980	$744,405

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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The Company was also party to an agreement that contained purchase obligations for certain volumes of stored intermediates inventory during the nine months ended September 30, 2012, which was terminated during the first quarter of 2012. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of crude oil and refined products in the future. The level of activity for these derivatives is based on the level of operating inventories.

As of September 30, 2013, there were 928,846 barrels of crude oil and feedstocks (2,529,447 barrels at December 31, 2012) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2012) outstanding under these derivative instruments not designated as hedges. As of September 30, 2013, there were 3,240,579 barrels of intermediates and refined products (no barrels at December 31, 2012) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2012) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2013, there were 38,156,010 barrels of crude oil and no barrels of refined products (9,234,000 and 1,310,000, respectively, as of December 31, 2012), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of September 30, 2013 and December 31, 2012 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(1,291)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$29,563
December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$5,595
Derivatives included with the intermediation agreement obligations	Accrued expenses	$—

Derivatives not designated as hedging instruments:
September 30, 2013:
Commodity contracts	Accrued expenses	$(6,269)
December 31, 2012:
Commodity contracts	Accounts receivable	$1,431

The Company’s policy is to net the fair value of the derivatives included with inventory supply arrangement obligations and inventory intermediation agreement obligations against the liabilities related to inventory supply arrangements and intermediation agreements with the same counterparty as the legal right of offset exists.

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,015)
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,563
For the three months ended September 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$12,519
Derivatives included with the intermediation agreement obligations	Cost of sales	$—
For the nine months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(6,886)
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,563
For the nine months ended September 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$12,192
Derivatives included with the intermediation agreement obligations	Cost of sales	$—

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$(23,843)
For the three months ended September 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$3,029
For the nine months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$(9,894)
For the nine months ended September 30, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(8)
Commodity contracts	Cost of sales	$30,636

Hedged items designated in fair value hedges:
For the three months ended September 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$3,127
Intermediate and refined product inventory	Cost of sales	$(29,563)
For the three months ended September 30, 2012:
Crude oil and feedstock inventory	Cost of sales	$(4,196)
Intermediate and refined product inventory	Cost of sales	$—
For the nine months ended September 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$(378)
Intermediate and refined product inventory	Cost of sales	$(29,563)
For the nine months ended September 30, 2012:
Crude oil and feedstock inventory	Cost of sales	$(4,590)
Intermediate and refined product inventory	Cost of sales	$—

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Ineffectiveness related to the Company's fair value hedges resulted in a loss of $888 and $7,264 for the three and nine months ended September 30, 2013 and loss of $8,127 and $7,602 for the three and nine months ended September 30, 2012, respectively, recorded in cost of sales. Gains and losses due to ineffectiveness were excluded from the assessment of hedge effectiveness.

16. NET INCOME (LOSS) PER SHARE OF PBF ENERGY
For the period subsequent to the IPO, the following table sets forth the computation of basic and diluted net income (loss) per Class A common share attributable to PBF Energy:

Basic Earnings Per Share:	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Numerator for basic net income per Class A common share net income (loss) attributable to PBF Energy	$(19,848)	$8,384
Denominator for basic net income (loss) per Class A common share-weighted average shares	39,575,429	30,094,946
Basic net income (loss) attributable to PBF Energy per Class A common share	$(0.50)	$0.28

Diluted Earnings Per Share:
Numerator for diluted net income per Class A common share net income (loss) attributable to PBF Energy (1)	$(19,848)	$8,384

Denominator (1):
Denominator for basic net income (loss) per Class A common share-weighted average shares	39,575,429	30,094,946
Effect of dilutive securities:
Common stock equivalents (2)	—	653,955
Denominator for diluted net income (loss) per common share-adjusted weighted average shares	39,575,429	30,748,901
Diluted net income (loss) attributable to PBF Energy per Class A common share	$(0.50)	$0.27

——————————

(1)
During the three and nine months ended September 30, 2013, the potential conversion of 57,243,672 and 66,724,155 PBF LLC Series A Units, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock. Common stock equivalents excludes the effects of options to purchase 753,750 shares of PBF Energy Class A common stock because they are anti-dilutive for the nine months ended September 30, 2013.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. SUBSEQUENT EVENTS
Dividend Declared
On October 29, 2013, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 21, 2013 to Class A common stockholders of record at the close of business on November 15, 2013.
Delaware City Catalyst Lease
In October 2013, the Delaware City catalyst lease expired and the Company entered into a new catalyst lease agreement with a three year term ending October 21, 2016 and an annual fixed interest rate of 1.96%. The annual lease expense is $322.
Sale-leaseback
On November 5, 2013, the Company sold 250 of its owned railcars and concurrently entered into a lease agreement for the same railcars. The lease agreement has terms for the railcars of four and six years. The Company received cash proceeds for the railcars of approximately $35.7 million.

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
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

PBF Holding has determined that a correction to the previously presented 2012 condensed consolidating financial information presented in the following statements was necessary to reflect intercompany transactions between the Issuer and the Guarantor Subsidiaries. During the nine months ended September 30, 2012, sales to third parties were made and recorded by the Issuer, but the product sold was owned and delivered by the Guarantor Subsidiaries which recorded the related cost of sales. For that nine month period, correcting entries totaling approximately $1,752.5 million have been reflected in the consolidating schedules to record the intercompany sale of product on the Guarantor Subsidiaries and to record an equal amount of cost of sales on the Issuer. All such intercompany activity was then eliminated in consolidation and, therefore, had no effect on the PBF Holding’s reported condensed consolidated financial statements. The effect of these adjustments increased net income of the Guarantor Subsidiaries by $1,752.5 million for the nine months ended September 30, 2012. On the Issuer, the increase in cost of sales was completely offset by the increase in the Issuer’s equity in the earnings of the Guarantor Subsidiaries. These adjustments also affected the respective entities’ intercompany receivable/payable accounts and the Issuer’s investment in subsidiaries account by $1,910.0 million at December 31, 2012.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$56,808	$609	$—	$—	$57,417
Accounts receivable	531,004	46,875	—	—	577,879
Inventories	851,985	620,652	—	—	1,472,637
Prepaid expense and other current assets	43,721	12,412	—	—	56,133
Due from related parties	10,852,441	15,714,459	—	(26,566,900)	—
Total current assets	12,335,959	16,395,007	—	(26,566,900)	2,164,066

Property, plant and equipment, net	63,428	1,672,332	—	—	1,735,760
Investment in subsidiaries	3,814,871	—	—	(3,814,871)	—
Deferred charges and other assets, net	29,511	172,443	—	—	201,954
Total assets	$16,243,769	$18,239,782	$—	$(30,381,771)	$4,101,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$476,299	$87,623	$—	$—	$563,922
Accrued expenses	482,446	561,157	—	—	1,043,603
Deferred revenue	1,882	—	—	—	1,882
Due to related parties	12,878,170	13,688,730	—	(26,566,900)	—
Total current liabilities	13,838,797	14,337,510	—	(26,566,900)	1,609,407

Delaware Economic Development Authority loan	—	16,000	—	—	16,000
Long-term debt	682,242	40,323	—	—	722,565
Intercompany notes payable	31,632	—	—	—	31,632
Other long-term liabilities	5,273	31,078	—	—	36,351
Total liabilities	14,557,944	14,424,911	—	(26,566,900)	2,415,955

Commitments and contingencies

Equity:
Member's equity	931,587	664,978	—	(664,978)	931,587
Retained earnings (accumulated deficit)	762,848	3,151,447	—	(3,151,447)	762,848
Accumulated other comprehensive loss	(8,610)	(1,554)	—	1,554	(8,610)
Total equity	1,685,825	3,814,871	—	(3,814,871)	1,685,825
Total liabilities and equity	$16,243,769	$18,239,782	$—	$(30,381,771)	$4,101,780

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$241,926	$12,365	$—	$—	$254,291
Accounts receivable	306,999	196,797	—	—	503,796
Inventories	664,225	832,894	—	—	1,497,119
Prepaid expense and other current assets	8,835	4,553	—	—	13,388
Due from related parties	6,770,893	10,015,340	—	(16,771,512)	14,721
Total current assets	7,992,878	11,061,949	—	(16,771,512)	2,283,315

Property, plant and equipment, net	28,200	1,607,387	—	—	1,635,587
Investment in subsidiaries	2,855,598	—	—	(2,855,598)	—
Deferred charges and other assets, net	31,081	166,268	—	—	197,349
Total assets	$10,907,757	$12,835,604	$—	$(19,627,110)	$4,116,251

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$197,624	$162,433	$—	$—	$360,057
Accrued expenses	363,536	662,382	—	—	1,025,918
Deferred revenue	—	210,543	—	—	210,543
Due to related parties	7,926,481	8,845,031	—	(16,771,512)	—
Total current liabilities	8,487,641	9,880,389	—	(16,771,512)	1,596,518

Delaware Economic Development Authority loan	—	20,000	—	—	20,000
Long-term debt	666,538	43,442	—	—	709,980
Other long-term liabilities	1,924	36,175	—	—	38,099
Total liabilities	9,156,103	9,980,006	—	(16,771,512)	2,364,597

Commitments and contingencies

Equity:
Member's equity	930,098	664,108	—	(664,108)	930,098
Retained earnings	830,497	2,193,052	—	(2,193,052)	830,497
Accumulated other comprehensive loss	(8,941)	(1,562)	—	1,562	(8,941)
Total equity	1,751,654	2,855,598	—	(2,855,598)	1,751,654
Total liabilities and equity	$10,907,757	$12,835,604	$—	$(19,627,110)	$4,116,251

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,813,737	$745,102	$—	$(699,959)	$4,858,880

Costs and expenses:
Cost of sales, excluding depreciation	4,624,531	739,125	—	(699,959)	4,663,697
Operating expenses, excluding depreciation	(168)	192,815	—	—	192,647
General and administrative expenses	19,567	3,086	—	—	22,653
(Gain) loss on sale of asset	(254)	206	—	—	(48)
Depreciation and amortization expense	3,317	24,118	—	—	27,435
	4,646,993	959,350	—	(699,959)	4,906,384

Income (loss) from operations	166,744	(214,248)	—	—	(47,504)

Other income (expense):
Equity in earnings of subsidiaries	(218,232)	—	—	218,232	—
Change in fair value of catalyst lease	—	(2,363)	—	—	(2,363)
Interest expense, net	(24,742)	(1,621)	—	—	(26,363)
Net (loss) income	$(76,230)	$(218,232)	$—	$218,232	$(76,230)

Comprehensive (Loss) Income	$(76,109)	$(218,232)	$—	$218,232	$(76,109)

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$2,191,427	$4,133,729	$—	$(929,950)	$5,395,206

Costs and expenses:
Cost of sales, excluding depreciation	2,428,649	3,433,946	—	(929,950)	4,932,645
Operating expenses, excluding depreciation	—	179,035	—	—	179,035
General and administrative expenses	38,150	792	—	—	38,942
Loss on sale of asset	—	20	—	—	20
Depreciation and amortization expense	2,183	22,272	—	—	24,455
	2,468,982	3,636,065	—	(929,950)	5,175,097

(Loss) income from operations	(277,555)	497,664	—	—	220,109

Other income (expense):
Equity in earnings (loss) of subsidiaries	483,690	—	—	(483,690)	—
Change in fair value of contingent consideration	—	(692)	—	—	(692)
Change in fair value of catalyst lease	—	(5,952)	—	—	(5,952)
Interest expense, net	(19,552)	(7,349)	—	—	(26,901)
Net income	$186,583	$483,671	$—	$(483,690)	$186,564

Comprehensive Income	$186,566	$483,690	$—	$(483,690)	$186,566

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$11,375,513	$7,060,883	$—	$(4,101,376)	$14,335,020

Costs and expenses:
Cost of sales, excluding depreciation	12,078,314	5,417,839	—	(4,101,376)	13,394,777
Operating expenses, excluding depreciation	(310)	601,555	—	—	601,245
General and administrative expenses	61,607	10,281	—	—	71,888
(Gain) loss on sale of asset	(254)	206	—	—	(48)
Depreciation and amortization expense	9,457	72,073	—	—	81,530
	12,148,814	6,101,954	—	(4,101,376)	14,149,392

(Loss) income from operations	(773,301)	958,929	—	—	185,628

Other income (expense):
Equity in earnings (loss) of subsidiaries	958,402	—	—	(958,402)	—
Change in fair value of catalyst lease	—	3,118	—	—	3,118
Interest expense, net	(66,067)	(3,645)	—	—	(69,712)
Net income	$119,034	$958,402	$—	$(958,402)	$119,034

Comprehensive Income	$119,365	$958,402	$—	$(958,402)	$119,365

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$5,036,947	$12,767,276	$—	$(2,615,896)	$15,188,327

Costs and expenses:
Cost of sales, excluding depreciation	6,010,490	10,477,290	—	(2,615,896)	13,871,884
Operating expenses, excluding depreciation	—	537,880	—	—	537,880
General and administrative expenses	72,706	5,336	—	—	78,042
Gain on sale of asset	—	(2,430)	—	—	(2,430)
Depreciation and amortization expense	5,123	62,296	—	—	67,419
	6,088,319	11,080,372	—	(2,615,896)	14,552,795

(Loss) income from operations	(1,051,372)	1,686,904	—	—	635,532

Other income (expense):
Equity in earnings (loss) of subsidiaries	1,654,329	—	—	(1,654,329)	—
Change in fair value of contingent consideration	—	(2,076)	—	—	(2,076)
Change in fair value of catalyst lease	—	(6,929)	—	—	(6,929)
Interest expense, net	(63,164)	(23,589)	—	—	(86,753)
Net income	$539,793	$1,654,310	$—	$(1,654,329)	$539,774

Comprehensive Income	$539,793	$1,654,329	$—	$(1,654,329)	$539,793

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$119,034	$958,402	$—	$(958,402)	$119,034
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	14,273	72,144	—	—	86,417
Stock-based compensation	—	2,750	—	—	2,750
Change in fair value of catalyst lease obligation	—	(3,118)	—	—	(3,118)
Change in fair value of contingent consideration	—	—	—	—	—
Non-cash change in inventory repurchase obligations	—	(13,362)	—	—	(13,362)
Write-off of unamortized deferred financing fees	—	—	—	—	—
Pension and other post retirement benefit costs	3,541	9,113	—	—	12,654
Gain on disposition of property, plant and equipment	(254)	206	—	—	(48)
Equity in earnings of subsidiaries	(958,402)	—	—	958,402	—
Changes in current assets and current liabilities:
Accounts receivable	(224,005)	149,922	—	—	(74,083)
Amounts due to/from related parties	870,141	(855,420)	—	—	14,721
Inventories	(187,760)	218,925	—	—	31,165
Other current assets	(34,886)	(7,859)	—	—	(42,745)
Accounts payable	278,675	(74,810)	—	—	203,865
Accrued expenses	118,507	(65,994)	—	—	52,513
Deferred revenue	1,882	(210,543)	—	—	(208,661)
Other assets and liabilities	122	(18,497)	—	—	(18,375)
Net cash provided by operating activities	868	161,859	—	—	162,727

Cash flows from investing activities:
Expenditures for property, plant and equipment	(75,099)	(126,807)	—	—	(201,906)
Expenditures for refinery turnarounds costs	—	(15,859)	—	—	(15,859)
Expenditures for other assets	—	(10,584)	—	—	(10,584)
Proceeds from sale of assets	30,826	—	—	—	30,826
Net cash used in investing activities	(44,273)	(153,250)	—	—	(197,523)

Cash flows from financing activities:
Proceeds from revolver borrowings	745,000	—	—	—	745,000
Proceeds from intercompany notes payable	31,632	—	—	—	31,632
Distribution to members	(186,684)	—	—	—	(186,684)
Repayments of revolver borrowings	(730,000)	—	—	—	(730,000)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)	—	—	(21,357)
Deferred financing costs and other	(1,661)	992	—	—	(669)
Net cash used in financing activities	(141,713)	(20,365)	—	—	(162,078)

Net decrease in cash and cash equivalents	(185,118)	(11,756)	—	—	(196,874)
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$56,808	$609	$—	$—	$57,417

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$539,793	$1,654,310	$—	$(1,654,329)	$539,774
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,847	62,297	—	—	71,144
Stock-based compensation	—	1,707	—	—	1,707
Change in fair value of catalyst lease obligation	—	6,929	—	—	6,929
Change in fair value of contingent consideration	—	2,076	—	—	2,076
Non-cash change in inventory repurchase obligations	—	5,126	—	—	5,126
Write-off of unamortized deferred financing fees	4,391	—	—	—	4,391
Pension and other post retirement benefit costs	1,594	7,919	—	—	9,513
Gain on disposition of property, plant and equipment	—	(2,430)	—	—	(2,430)
Equity in earnings of subsidiaries	(1,654,329)	—	—	1,654,329	—
Changes in current assets and current liabilities:
Accounts receivable	(410,412)	230,423	—	—	(179,989)
Amounts due to/from related parties	1,710,567	(1,710,567)	—	—	—
Inventories	(540,547)	625,726	—	—	85,179
Other current assets	(8,501)	45,472	—	—	36,971
Accounts payable	63,779	(77,121)	—	(25,811)	(39,153)
Accrued expenses	347,790	(404,194)	—	—	(56,404)
Deferred revenue	3,912	9,807	—	—	13,719
Other assets and liabilities	(2,723)	(27,008)	—	—	(29,731)
Net cash (used in) provided by operating activities	64,161	430,472	—	(25,811)	468,822

Cash flows from investing activities:
Expenditures for property, plant and equipment	(13,859)	(88,145)	—	—	(102,004)
Expenditures for refinery turnarounds costs	—	(27,501)	—	—	(27,501)
Expenditures for other assets	—	(7,731)	—	—	(7,731)
Proceeds from sale of assets	—	3,381	—	—	3,381
Net cash used in investing activities	(13,859)	(119,996)	—	—	(133,855)

Cash flows from financing activities:
Proceeds from member's capital contributions	250	—	—	—	250
Proceeds from 8.25% senior secured notes	665,806	—	—	—	665,806
Proceeds from long-term debt	430,000	—	—	—	430,000
Proceeds from catalyst lease	—	9,452	—	—	9,452
Distributions to members	(15,081)	—	—	—	(15,081)
Repayments of long-term debt	(823,749)	(360,848)	—	—	(1,184,597)
Payment of contingent consideration related to acquisition of Toledo refinery	(103,642)	—	—	—	(103,642)
Deferred financing costs and other	(17,273)	—	—	—	(17,273)
Net cash provided by (used in) financing activities	136,311	(351,396)	—	—	(215,085)

Net increase (decrease) in cash and cash equivalents	186,613	(40,920)	—	(25,811)	119,882
Cash and equivalents, beginning of period	3,124	47,042	—	—	50,166
Cash and equivalents, end of period	$189,737	$6,122	$—	$(25,811)	$170,048

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

Explanatory Note
PBF Energy is the sole managing member of PBF LLC. PBF Energy owned an equity interest representing approximately 24.4% of the outstanding economic interests in PBF LLC prior to the Secondary Offering completed on June 12, 2013, and its economic interests increased to approximately 40.9% as of September 30, 2013. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three and nine months ended September 30, 2013 and September 30, 2012, respectively. PBF Holding also constitutes 100% of PBF Energy’s revenue generating assets as of September 30, 2013 and December 31, 2012.

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

Crude delivered to our Delaware City refinery is processed at Delaware City or we can load up to 45,000 bpd to be transferred to our Paulsboro refinery. The Delaware City rail unloading facility allows our East Coast refineries to source West Texas Intermediate ("WTI") based crudes from Western Canada and the Mid-Continent, which we believe may provide significant cost advantages versus traditional Brent-based international crudes trading on the Brent-WTI differential.

Factors Affecting the Comparability Between Periods
Throughout 2013 we have seen an escalation in the cost of renewable fuel credits, known as RINs, required for compliance with the Renewable Fuels Standard. We incurred approximately $112.9 million in RINs costs during the nine months ended September 30, 2013 as compared to $33.2 million during the nine months ended September 30, 2012, an increase of $79.7 million due primarily to the price increase for ethanol-linked RINs during 2013. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.

Results of Operations

The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share data) except for income tax benefit, interest expenses, net income attributable to noncontrolling interest and earnings per share, each of which apply only to the financial results of PBF Energy. In addition, general and administrative expenses for PBF Energy for the three and nine months ended September 30, 2013 include a charge of $8.1 million associated with a change in the tax receivable agreement liability.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$4,858,880	$5,395,206	$14,335,020	$15,188,327
Cost of sales, excluding depreciation	4,663,697	4,932,645	13,394,777	13,871,884
Gross refining margin (1)	195,183	462,561	940,243	1,316,443
Operating expenses, excluding depreciation	192,647	179,035	601,245	537,880
General and administrative expenses	30,748	38,942	79,983	78,042
Loss (gain) on sale of assets	(48)	20	(48)	(2,430)
Depreciation and amortization expense	27,435	24,455	81,530	67,419
(Loss) income from operations	(55,599)	220,109	177,533	635,532
Change in fair value of catalyst leases	(2,363)	(5,952)	3,118	(6,929)
Change in fair value of contingent consideration	—	(692)	—	(2,076)
Interest expense, net	(26,242)	(26,901)	(69,561)	(86,753)
(Loss) income before income taxes	(84,204)	186,564	111,090	539,774
Income tax benefit	(19,311)	—	(898)	—
Net (loss) income	(64,893)	$186,564	111,988	$539,774
Less: net (loss) income attributable to noncontrolling interest	(45,045)		103,604
Net (loss) income attributable to PBF Energy Inc.	$(19,848)		$8,384

Gross margin	$(21,580)	$261,254	$266,927	$716,267

Net (loss) income available to Class A common stock per share:
Basic	$(0.50)		$0.28
Diluted	$(0.50)		$0.27

(1)	See Non-GAAP Financial Measures below.

Operating Highlight

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Key Operating Information
Production (barrels per day ("bpd") in thousands)	446.1	488.3	449.3	463.3
Crude oil and feedstocks throughput (bpd in thousands)	446.0	488.9	450.7	464.0
Total crude oil and feedstocks throughput (millions of barrels)	41.0	45.0	123.1	127.1
Gross refining margin per barrel of throughput (1)	$4.75	$10.29	$7.65	$10.35
Operating expense, excluding depreciation, per barrel of throughput	$4.69	$3.98	$4.89	$4.23

Crude and feedstocks (% of total throughput) (2):
Heavy crude	17%	11%	16%	16%
Medium crude	43%	51%	44%	48%
Light crude	30%	30%	32%	28%
Other feedstocks and blends	10%	8%	8%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	45%	45%	45%	47%
Distillates and distillate blendstocks	37%	38%	37%	36%
Lubes	2%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	13%	12%	13%	12%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.    We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars per barrel, except as noted)
Dated Brent Crude	$110.29	$109.50	$108.46	$112.21
West Texas Intermediate (WTI) crude oil	$105.79	$92.10	$98.13	$96.13
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.15	$17.87	$13.43	$14.55
WTI (Chicago) 4-3-1	$14.97	$35.00	$23.38	$28.05
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.50	$17.40	$10.33	$16.08
Dated Brent less Maya (heavy, sour)	$10.95	$12.06	$8.56	$10.51
Dated Brent less WTS (sour)	$4.81	$20.74	$12.48	$20.18
Dated Brent less ASCI (sour)	$5.92	$5.30	$4.37	$4.46
WTI less WCS (heavy, sour)	$23.89	$14.89	$22.37	$20.40
WTI less Bakken (light, sweet)	$4.75	$1.06	$2.92	$6.36
WTI less Syncrude (light, sweet)	$0.81	$(4.89)	$(2.23)	$1.37
Natural gas (dollars per MMBTU)	$3.56	$2.89	$3.69	$2.58
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Overview— Net loss for PBF Energy was $64.9 million for the three months ended September 30, 2013 compared to net income of $186.6 million for the three months ended September 30, 2012. Net loss attributable to PBF Energy was $19.8 million, or $(0.50) per diluted share, for the three months ended September 30, 2013 ($(0.48) per share on a fully exchanged, fully diluted basis based on adjusted pro forma net (loss) income as described below in Non-GAAP Financial Measures). The net loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax loss, less applicable income tax benefit of approximately 40.9% for the three months ended September 30, 2013. Net loss for PBF Holding, which does not include income tax benefits or the expense associated with the change in our tax receivable agreement liability, was $76.2 million for the three months ended September 30, 2013 compared to net income of $186.6 million for the three months ended September 30, 2012.

Our results for the three months ended September 30, 2013 were unfavorably impacted by lower crack spreads, the tightening of crude differentials, higher operating expenses due to increased energy costs, the continued higher costs of compliance with the Renewable Fuels Standard and lower throughput primarily due to reduced run rates.

Revenues— Revenues totaled $4.9 billion for the three months ended September 30, 2013 compared to $5.4 billion for the three months ended September 30, 2012, a decrease of $0.5 billion, or 9.9%. For the three months ended September 30, 2013, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 298,100 bpd and 147,900 bpd, respectively. For the three months ended September 30, 2012, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 335,900 bpd, and 153,000 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2013 compared to 2012 was primarily driven by market factors including narrower crude differentials for rail-delivered crude which reduced crude run rates during the period. The decrease in throughput rates at our Mid-Continent refinery in 2013 compared to 2012 was primarily driven by refinery maintenance which occurred during the period. For the three months ended September 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 301,200 bpd and 150,700 bpd, respectively. For the three months ended September 30, 2012, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 332,400 bpd and 161,900 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery. Total barrels sold from our East Coast refineries were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $195.2 million, or $4.75 per barrel of throughput, for the three months ended September 30, 2013 compared to $462.6 million, or $10.29 per barrel of throughput during the three months ended September 30, 2012, a decrease of $267.4 million. Gross margin, including refinery operating expenses and depreciation was a loss of $21.6 million, or $(0.53) per barrel of throughput, for the three months ended September 30, 2013 compared to a gain of $261.3 million, or $5.81 per barrel of throughput, for the three months ended September 30, 2012, a decrease of $282.9 million. The decrease in gross refining margin was primarily due to lower crack spreads and the result of unfavorable crude differentials, the continued higher costs of compliance with the Renewable Fuels Standard and the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. The decrease in gross margin was also attributable to an increase in operating expenses due to increased energy costs.

Average industry refining margins in the U.S. Mid-Continent were significantly weaker during the three months ended September 30, 2013 as compared to the same period in 2012. The WTI (Chicago) 4-3-1 industry crack spread was approximately $14.97 per barrel or 57.2% lower in the three months ended September 30, 2013 as compared to the same period in 2012. Moreover, the price of WTI versus Dated Brent and other crudes narrowed during the quarter negatively impacting our results.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.15 per barrel, or 26.4%, lower in the three months ended September 30, 2013 as compared to the same period in 2012. Moreover, the WTI/Dated Brent differential was $12.90 lower in the three months ended September 30, 2013 as compared to the same period in 2012 and the Dated Brent/Maya differential was approximately $1.11 per barrel lower in the three months ended September 30, 2013 as compared to the same period in 2012. A decrease in the WTI/Dated Brent crude differential unfavorably impacts our East Coast refineries which have increased shipments of WTI based crudes from the Bakken and Western Canada. A reduction in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $192.6 million, or $4.69 per barrel of throughput, for the three months ended September 30, 2013 compared to $179.0 million, or $3.98 per barrel of throughput, for the three months ended September 30, 2012, an increase of $13.6 million, or 7.6%. The increase in operating expenses is mainly attributable to an increase of approximately $6.3 million in outside engineering and consulting fees related to refinery capital and maintenance projects, as well as an increase of approximately $3.1 million in energy and utilities costs primarily driven by higher natural gas prices. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $30.7 million for the three months ended September 30, 2013 compared to $38.9 million for the three months ended September 30, 2012, a decrease of $8.2 million or 21.1%. The decrease in general and administrative expenses primarily relates to lower employee compensation expense, partially offset by $8.1 million of expense associated with the change in our tax receivable agreement liability during the period. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

General and administrative expenses for PBF Holding, which do not include the $8.1 million expense associated with PBF Energy's tax receivable agreement liability, totaled $22.7 million for the three months ended September 30, 2013 compared to $38.9 million for the three months ended September 30, 2012.

Gain / loss on Sale of Assets— Gain on sale of assets for the three months ended September 30, 2013 was $48.0 thousand related to the sale of railcars which were subsequently leased back, compared to a loss which was recorded for the three months ended September 30, 2012 of $20.0 thousand related to sales of certain equipment at Paulsboro and Delaware City.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $27.4 million for the three months ended September 30, 2013 compared to $24.5 million for the three months ended September 30, 2012, an increase of $2.9 million. The increase was principally due to capital projects that were completed at our Paulsboro and Toldeo refineries.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.4 million for the three months ended September 30, 2013 compared to a loss of $6.0 million for the three months ended September 30, 2012. This loss relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Change in Fair Value of Contingent Consideration— In 2013, there was no change in the fair value of contingent consideration related to the Toledo refinery acquisition and the liability was paid in full in April 2013.

Interest Expense, net— Interest expense totaled $26.2 million for the three months ended September 30, 2013 compared to $26.9 million for the three months ended September 30, 2012, a decrease of $0.7 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing cost associated with the Inventory Intermediation Agreements ("Intermediation Agreements") with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The decrease in interest expense primarily relates to lower interest costs associated with our ABL Revolving Credit Facility ("credit facilities") due to lower outstanding borrowings and reduced financing costs related to the termination of our Paulsboro Statoil supply agreement partially offset by higher letter of credit fees and costs pertaining to the Intermediation Agreements.

Income Tax Benefit— As PBF LLC is a limited liability company treated as a "flow-through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, PBF Energy’s consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the closing of our initial public offering on December 18, 2012. However, we generally made distributions to our members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income (loss), which was approximately 40.9% for the three months ended September 30, 2013. We do not recognize any income tax expense or benefit related to the noncontrolling interest of the other members in PBF LLC (although, as described elsewhere, we must make tax distributions to all members of PBF LLC under the terms of its amended and restated limited liability company agreement). PBF Energy's effective tax rate for the three months ended September 30, 2013 was 49.3% reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

PBF Holding, as a limited liability company treated as a "flow-through" entity for income tax purposes, did not recognize a benefit or provision for income tax expense for the three months ended September 30, 2013 and 2012.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy, based on the relative equity interest held by such members. The noncontrolling interest ownership percentage as of September 30, 2013 and December 31, 2012 was approximately 59.1% and 75.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Overview— Net income for PBF Energy was $112.0 million for the nine months ended September 30, 2013 compared to $539.8 million for the nine months ended September 30, 2012. Net income attributable to PBF Energy was $8.4 million, or $0.27 per diluted share ($0.72 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures), for the nine months ended September 30, 2013. The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income taxes, of approximately 24.4% prior to the Secondary Offering and approximately 40.9% subsequent to the Secondary Offering. Net income for PBF Holding, which does not include income tax benefits or the expense associated with the change in our tax receivable agreement liability, was $119.0 million for the nine months ended September 30, 2013 compared to $539.8 million for the nine months ended September 30, 2012.

Our throughput rates during the nine months ended September 30, 2013 and 2012, were impacted by unplanned and planned downtime at our Toledo refinery. On January 31, 2013 there was a brief fire within the fluid catalytic cracking complex at the Toledo refinery that resulted in that unit being temporarily shutdown. The refinery resumed running at planned rates on February 18, 2013. In the first quarter of 2012, the Toledo refinery was impacted by a thirty day turnaround of its hydrocracker, reformer and UDEX units which commenced on March 9, 2012. Our results for the nine months ended

September 30, 2013 were unfavorably impacted by lower crack spreads and the result of unfavorable crude differentials, higher operating expenses due to increased energy costs, repair and restart costs related to the Toledo fire, as well as higher costs of compliance with the Renewable Fuels Standard.

Revenues— Revenues totaled $14.3 billion for the nine months ended September 30, 2013 compared to $15.2 billion for the nine months ended September 30, 2012, a decrease of $0.9 billion, or 5.6%. For the nine months ended September 30, 2013, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 311,300 bpd and 139,400 bpd, respectively. For the nine months ended September 30, 2012, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 316,600 bpd, and 147,400 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2013 compared to 2012 was primarily driven by market factors including narrower crude differentials for rail-delivered crude which reduced crude run rates during the period. The decrease in throughput rates at our Mid-Continent refinery in 2013 compared to 2012 was primarily due to the refinery's 18 day unplanned down time in the first quarter of 2013, attributable to the fire at the Toledo refinery as described above, as well as refinery maintenance. For the nine months ended September 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,000 bpd and 149,100 bpd, respectively. For the nine months ended September 30, 2012, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 312,300 bpd and 156,700 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery. Total barrels sold at our East Coast refineries typically reflect inventory movements in addition to throughput rates.

Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $940.2 million, or $7.65 per barrel of throughput, for the nine months ended September 30, 2013 compared to $1,316.4 million, or $10.35 per barrel of throughput during the nine months ended September 30, 2012, a decrease of $376.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $266.9 million, or $2.17 per barrel of throughput, for the nine months ended September 30, 2013 compared to $716.3 million, or $5.63 per barrel of throughput, for the nine months ended September 30, 2012, a decrease of $449.3 million. The decrease in gross refining margin was primarily due to reduced throughput rates, unfavorable movement in crude differentials, and higher costs of compliance with the Renewable Fuels Standard. The decrease in gross margin was also attributable to an increase in operating expenses due to increased energy costs and repair and restart costs related to the fire at Toledo.

Average industry refining margins in the U.S. Mid-Continent were generally weaker during the nine months ended September 30, 2013 as compared to the same period in 2012. The WTI (Chicago) 4-3-1 industry crack spread was approximately $23.38 per barrel or 16.6% lower in the nine months ended September 30, 2013 as compared to the same period in 2012. Additionally, the price of WTI versus Syncrude and Bakken increased in 2013, which negatively impacted our overall cost of crude.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.43 per barrel, or 7.7%, lower in the nine months ended September 30, 2013 as compared to the same period in 2012. Furthermore, the WTI/Dated Brent differential was $5.75 lower in the nine months ended September 30, 2013 as compared to the same period in 2012 and the Dated Brent/Maya differential was approximately $1.95 per barrel lower in the nine months ended September 30, 2013 as compared to the same period in 2012. A decrease in the WTI/Dated Brent crude differential unfavorably impacts our East Coast refineries which have increased shipments of WTI based crudes from the Bakken and Western Canada. A reduction in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $601.2 million, or $4.89 per barrel of throughput, for the nine months ended September 30, 2013 compared to $537.9 million, or $4.23 per barrel of throughput, for the nine months ended September 30, 2012, an increase of $63.3 million, or 11.8%. The increase in operating expenses is mainly attributable to an increase of approximately $36.3 million in energy and utilities costs, primarily driven by higher natural gas prices, $8.3 million in increased personnel cost associated with higher headcount, $7.5 million in repair and restart costs related to the Toledo fire described above, and $7.2 million in increased outside engineering and consulting fees related to refinery capital and maintenance projects. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $80.0 million for the nine months ended September 30, 2013 compared to $78.0 million for the nine months ended September 30, 2012, an increase of $2.0 million or 2.6%. The increase in general and administrative expenses primarily relates to the $8.1 million of expense associated with the change in our tax receivable agreement liability and $7.0 million in costs associated with being a public company, which are offset by lower employee compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

General and administrative expenses for PBF Holding, which do not include the $8.1 million expense associated with PBF Energy's tax receivable agreement liability, totaled $71.9 million for the nine months ended September 30, 2013 compared to $78.0 million for the nine months ended September 30, 2012.

Gain on Sale of Assets— Gain on sale of assets for the nine months ended September 30, 2013 was $48.0 thousand which related to the sale of railcars which were subsequently leased back, compared to a gain of $2.4 million for the nine months ended September 30, 2012, for the sale of certain equipment at Paulsboro and Delaware City.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $81.5 million for the nine months ended September 30, 2013 compared to $67.4 million for the nine months ended September 30, 2012, an increase of $14.1 million. The increase was principally due to capital projects including the expansion of the crude rail unloading facility completed in the first quarter of 2013 as well as new system implementations at the corporate level during 2012.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $3.1 million for the nine months ended September 30, 2013 compared to a loss of $6.9 million for the nine months ended September 30, 2012. This gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.

Change in Fair Value of Contingent Consideration— In 2013, there was no change in the fair value of contingent consideration related to the Toledo refinery acquisition and the liability was paid in full in April 2013.

Interest Expense, net— Interest expense totaled $69.6 million for the nine months ended September 30, 2013 compared to $86.8 million for the nine months ended September 30, 2012, a decrease of $17.2 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection our crude and feedstock supply agreements with Statoil and MSCG, financing cost associated with the Intermediation Agreements, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The decrease in interest expense primarily relates to lower interest costs associated with our credit facilities reflecting lower outstanding borrowings, reduced financing costs related to the termination of the Paulsboro Statoil supply agreement, and the $4.4 million write-off of deferred financing costs in the first quarter of 2012 on debt that was repaid from the proceeds of our 2012 senior secured notes offering.

Income Tax Benefit— As PBF LLC is a limited liability company treated as a "flow-through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, PBF Energy’s consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the closing of our initial public offering on December 18, 2012. However, we generally made distributions to our members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income (loss), which was approximately 24.4% prior to the Secondary Offering and 40.9% subsequent to the Secondary Offering. We do not recognize any income tax expense or benefit related to the noncontrolling interest of the other members in PBF LLC (although, as described elsewhere, we must make tax distributions to all members of PBF LLC under the terms of its amended and restated limited liability company agreement). PBF Energy's effective tax rate for the nine months ended September 30, 2013 was (12.0)% reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

PBF Holding, as a limited liability company treated as a "flow-through" entity for income tax purposes, did not recognize a benefit or provision for income tax expense for the nine months ended September 30, 2013 and 2012.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy, based on the relative equity interest held by such members. The noncontrolling interest ownership percentage as of September 30, 2013 and December 31, 2012 was approximately 59.1% and 75.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

Adjusted Pro Forma Net (Loss) Income
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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss) income attributable to PBF Energy Inc.	$(19,848)	$—	$8,384	$—
Add: Net (loss) income attributable to the noncontrolling interest(1)	(45,045)	186,564	103,604	539,774
Less: Income tax benefit (expense) (2)	17,973	(73,693)	(41,338)	(213,211)
Adjusted pro forma net (loss) income	$(46,920)	$112,871	$70,650	$326,563

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	39,575,429	—	30,748,901	—
Conversion of PBF LLC Series A Units (4)	57,243,672	96,819,101	66,724,155	97,473,056
Pro forma shares outstanding—diluted (5)	96,819,101	96,819,101	97,473,056	97,473,056
Adjusted pro forma net (loss) income per fully exchanged, fully diluted shares outstanding	$(0.48)	$1.17	$0.72	$3.35

——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 39.9% for the 2013 periods and 39.5% for the 2012 periods to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for units of PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three and nine month period ended September 30, 2013. Common stock equivalents exclude the effects of options to purchase 753,750 shares of PBF Energy's Class A common stock because they are anti-dilutive.

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

	Three Months Ended September 30,
	2013		2012
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$(21,580)	$(0.53)	$261,254	$5.81
Add:
Refinery operating expense	192,647	$4.69	179,035	$3.98
Refinery depreciation expense	24,116	$0.59	22,272	$0.50
Gross refining margin	$195,183	$4.75	$462,561	$10.29

	Nine Months Ended September 30,
	2013		2012
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$266,927	$2.17	$716,267	$5.63
Add:
Refinery operating expense	601,245	$4.89	537,880	$4.23
Refinery depreciation expense	72,071	$0.59	62,296	$0.49
Gross refining margin	$940,243	$7.65	$1,316,443	$10.35

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the senior secured notes and the ABL Revolving Credit Facility. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.
The following tables reconcile net (loss) income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Reconciliation of net (loss) income to EBITDA:
Net (loss) income (1)	$(64,893)	$186,564	$111,988	$539,774
Add:Depreciation and amortization expense	27,435	24,455	81,530	67,419
Add: Interest expense, net	26,242	26,901	69,561	86,753
Add: Income tax benefit (1)	(19,311)	—	(898)	—
EBITDA	$(30,527)	$237,920	$262,181	$693,946

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(30,527)	$237,920	$262,181	$693,946
Stock based compensation	773	660	2,750	1,707
Change in tax receivable agreement liability	8,095	—	8,095	—
Non-cash change in fair value of catalyst lease obligations	2,363	5,952	(3,118)	6,929
Non-cash change in fair value of contingent consideration	—	692	—	2,076
Non-cash change in fair value of inventory repurchase obligations	888	21,925	(12,985)	9,716
Non-cash deferral of gross profit on finished product sales	(3,299)	21,668	(31,329)	18,229
Adjusted EBITDA	$(21,707)	$288,817	$225,594	$732,603

——————————
(1) Net (loss) income for PBF Holding for the three and nine months ended September 30, 2013 was $(76,230) and $119,034 respectively, which excludes $19,311 and $898, respectively, of income tax benefit of PBF Energy, $8,095 of expense associated with the change in the tax receivable agreement liability and includes $120 and $150, respectively, of interest expense related to the intercompany notes payable between PBF Holding and PBF Energy.

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

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $142.6 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $468.8 million for the nine months ended September 30, 2012. Our operating cash flows for the nine months ended September 30, 2013 included our net income of $112.0 million, plus net non-cash charges relating to depreciation and amortization of $86.4 million, change in the tax receivable agreement liability of $8.1 million, pension and other post retirement benefits costs of $12.7 million and stock-based compensation of $2.8 million, partially offset by the change in the fair value of our inventory repurchase obligations of $13.4 million, changes in the fair value of our catalyst lease of $3.1 million, change in deferred income taxes of $0.9 million, and gain on sale of assets of $48 thousand. In addition, net changes in working capital reflected uses of cash of $61.9 million driven by the timing of inventory purchases and collections of accounts receivables as well as payments associated with the terminations of the MSCG offtake and Statoil supply agreements. Our operating cash flows for the nine months ended September 30, 2012 included our net income of $539.8 million, plus net non-cash charges relating to depreciation and amortization of $71.1 million, pension and other post retirement benefits costs of $9.5 million, write off of unamortized deferred financing fees of $4.4 million, change in the fair value of our inventory repurchase obligations of $5.1 million, change in the fair value of the Toledo contingent consideration of $2.1 million, changes in the fair value of our catalyst lease obligations of $6.9 million and stock-based compensation of $1.7 million, partially offset by gain on sale of assets of $2.4 million and net cash used in working capital of $169.4 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $197.5 million for the nine months ended September 30, 2013 compared to net cash used in investing activities of $133.9 million for the nine months ended September 30, 2012. The net cash flows used in investing activities for the nine months ended September 30, 2013 was comprised of capital expenditures totaling $201.9 million, expenditures for turnarounds of $15.9 million and expenditures for other assets of $10.6 million, slightly offset by $30.8 million in proceeds from the sale of railcars. Net cash used in investing activities for the nine months ended September 30, 2012 consisted primarily of the capital expenditures totaling $102.0 million, expenditures for turnarounds of $27.5 million and expenditures for other assets of $7.7 million, slightly offset by $3.4 million in proceeds from the sale of assets.

Cash Flows from Financing Activities
Net cash used in financing activities was $173.5 million for the nine months ended September 30, 2013 compared to $215.1 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, net cash used in financing activities consisted primarily of distributions and dividends of $166.5 million, payments of contingent consideration related to the Toledo acquisition of $21.4 million and $0.7 million for deferred financing costs offset by $15.0 million of net proceeds from revolver borrowings. For the nine months ended September 30, 2012, net cash from financing activities consisted primarily of repayments of long term debt of $1,184.6 million, payments of contingent consideration related to the Toledo acquisition of $103.6 million, deferred financing costs of $17.3 million and distributions to members of $15.1 million, offset by net proceeds from the senior secured notes offering of $665.8 million, proceeds from long-term debt of $430.0 million and proceeds of $9.7 million from the Paulsboro catalyst lease and member capital contributions.

The cash flow activity of PBF Holding is materially consistent with that discussed above , other than the PBF Holding change in due to/due from related party of $14.7 million included in cash flows from operating activities, as well as proceeds from intercompany notes payable of $31.6 million and distributions of $20.2 million related to tax distributions paid to, or on behalf of, PBF Energy included in cash flows from financing activities.
Working Capital
Working capital for PBF Energy at September 30, 2013 was $582.0 million, consisting of $2,191.3 million in total current assets and $1,609.4 million in total current liabilities. Working capital at December 31, 2012 was $704.8 million, consisting of $2,307.9 million in total current assets and $1,603.1 million in total current liabilities.

Working capital for PBF Holding at September 30, 2013 was $554.7 million, consisting of $2,164.1 million in total current assets and $1,609.4 million in total current liabilities. Working capital at December 31, 2012 was $686.8 million, consisting of $2,283.3 million in total current assets and $1,596.5 million in total current liabilities.

We entered into two separate Intermediation Agreements with J. Aron on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG. We entered into the Intermediation Agreements for the purpose of managing the Products inventory at the Refineries, which provides us with financial flexibility and improves our liquidity by allowing us to monetize Products inventory in our tanks as they are produced prior to being sold to third parties. Pursuant to the Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into our tanks at the refineries. Inventory held outside the refineries may be purchased and owned by J. Aron under the Intermediation Agreements upon the agreement of both parties. Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside the refinery as agreed upon by both parties). We currently market and sell the finished products independently to third parties.

Our accounts receivable increased from $503.8 million at December 31, 2012 to $577.9 million at September 30, 2013 and our deferred revenue decreased from $210.5 million at December 31, 2012 to $1.9 million at September 30, 2013 as a result of the termination of the MSCG offtake agreements and commencement of the J. Aron Intermediation Agreements. Previously, under the MSCG offtake agreements we sold substantially all of our East Coast finished products to MSCG and received payment on the day of sale. We deferred the revenue on these finished product sales until MSCG shipped the products out of our refinery storage facilities. Under the J. Aron agreements no revenue is deferred as we sell finished products directly to third parties with varying payment terms and recognize revenue as the products are shipped and title transfers to the customer. Similarly, accounts payable increased from $360.1 million at December 31, 2012 to $563.9 million at September 30, 2013, primarily as a result of the termination of the Statoil supply agreement at Paulsboro and our increased purchases of crude by rail delivered to the East Coast.

Liquidity
As of September 30, 2013, our total liquidity was approximately $587.7 million, compared to total liquidity of approximately $599.2 million as of December 31, 2012. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the ABL Revolving Credit Facility.

Capital Spending
Capital spending was $228.3 million for the nine months ended September 30, 2013, which primarily included safety related enhancements and facility improvements at the refinery and the continued expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $250 to $275 million in capital expenditures during 2013 for facility improvements, refinery maintenance and turnaround and further expansion of the rail unloading facility at our Delaware City refinery.
We are pursuing capital project opportunities designed to increase the profitability of our Toledo refinery. These projects are expected to improve crude sourcing and flexibility, further diversify our product sales into higher margin chemicals and improve the ULSD and total liquid yield from the Toledo refinery. We spent approximately $16.2 million through September 30, 2013 related to these capital projects and estimate aggregate total capital expenditures of approximately $85 million through the end of 2015.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2013, other than outstanding letters of credit in the amount of approximately $460.6 million.

On September 30, 2013, we sold 216 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreement has terms for railcars ranging from four to six years. We received a cash payment for the railcars of approximately $30.6 million and expect to make payments totaling $11.9 million over the term of the lease for these railcars. In addition, on November 5, 2013, we sold 250 of our owned railcars and concurrently entered into a lease agreement for the same railcars. The lease agreement has terms for railcars of four and six years. We received a cash payment for the railcars of approximately $35.7 million and expects to make payments totaling $13.8 million over the term of the lease for these railcars.

During the nine months ended September 30, 2013, we entered into additional railcar leases with terms of up to 12 years. We expect to make lease payments of $148.9 million over the term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of September 30, 2013, we have recognized a liability for the tax receivable agreement of $299.1 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $1.0 million to $31.7 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $22.45 per share of Class A common stock (the closing price on September 30, 2013) and that LIBOR were to be 1.85%, we estimate as of September 30, 2013 that the aggregate amount of these accelerated payments would have been approximately $568.2 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries, although because PBF Energy is a holding company with no operations of its own, its ability to make payments under the tax receivable agreement is dependent on our subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy.

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

Dividend and Distribution Policy
With respect to dividends and distributions paid during the nine months ended September 30, 2013, PBF Holding paid $186.7 million in distributions to PBF LLC. BF LLC used $86.9 million of this amount in total to make three separate non-tax distributions of $0.30 per unit ($0.90 per unit in total) to its members,, of which $26.0 million was distributed to PBF Energy and the balance was distributed to PBF LLC's other members. PBF Energy used this $26.0 million to pay three separate cash dividends of $0.30 per share of Class A common stock on August 21, 2013, June 7, 2013 and March 15, 2013. PBF LLC used the remaining $99.7 million from PBF Holding's distribution to make tax distributions to its members, with $20.2 million distributed to PBF Energy, of which $1.1 million was paid by PBF LLC directly to the applicable taxing authorities on behalf of PBF Energy.

On October 29, 2013, our Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 21, 2013 to Class A common stockholders of record at the close of business on November 15, 2013.

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

As of September 30, 2013, PBF Holding had $587.7 million of unused borrowing availability, which includes our cash and cash equivalents of $57.4 million, under our ABL Revolving Credit Facility to fund its operations, if necessary. Accordingly, as of September 30, 2013, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBF Holding to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

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

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 26.8% of the outstanding voting interests of PBF Energy and have nominated three of the current directors on PBF Energy's Board of Directors. Accordingly, Blackstone may be deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also be deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

We have received notice from Blackstone that Travelport Limited ("Travelport"), as part of their global business in the travel industry, provides certain passenger travel related GDS and airline IT services to Iran Air and certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals. Prior to and during the reporting period, Travelport also provided airline IT services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.

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

The prices of crude oil, refined products and other commodities are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are beyond our control. The crude and feedstock supply agreements for our Paulsboro and Delaware City refineries allow us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point, reducing the time we are exposed to market fluctuations before the finished refined products are sold. The crude and feedstock supply agreement for our Paulsboro refinery terminated on March 31, 2013, which increases our exposure to market fluctuations between the time we purchase crude oil and sell finished products in the future. Our offtake agreements with MSCG for our Paulsboro and Delaware City refineries allowed us to sell our light finished products and certain intermediates and lube base oils as they were produced. As of July 1, 2013, we terminated the product offtake agreements with MSCG for the Paulsboro and Delaware City refineries and entered into two separate inventory Intermediation Agreements with J. Aron. Pursuant to the Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into our tanks and agrees to sell such products back to us as they are discharged out of the refineries' tanks. Inventory held outside the refineries may be purchased and owned by J. Aron under the Intermediation Agreements upon the agreement of both parties. We market and sell the finished products independently to third parties. We do not believe the termination of the MSCG product offtake agreements and commencement of the Intermediation Agreements will significantly impact our exposure to commodity price risk.

We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 14.5 million barrels and 14.4 million barrels at September 30, 2013 and December 31, 2012, respectively. The average cost of our hydrocarbon inventories was approximately $99.16 and $101.89 per barrel on a LIFO basis at September 30, 2013 and December 31, 2012, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

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

We also have interest rate exposure in connection with our Statoil and MSCG crude oil agreement and J. Aron Intermediation Agreements under which we pay a time value of money charge based on LIBOR.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
PBF Energy and PBF Holding maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's and PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2013. Based on that evaluation, PBF Energy's and PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Energy's and PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's or PBF Holding's internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, either entity's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit Delaware City Refining Company LLC (“Delaware City Refining”) obtained to allow loading of crude oil onto barges.  The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Refining double-loop rail terminal violate Delaware’s Coastal Zone Act.  A hearing on the first appeal before the State Coastal Zone Industrial Control Board occurred on July 16, 2013, and the board ruled in favor of Delaware City Refining dismissing the appeal for lack of standing.  Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the state filed cross-appeals.  No schedule has yet been set for the appeals in Superior Court.  A hearing on the second appeals before the Environmental Appeals Board, case no. 2013-06, has been scheduled for January 21, 2014, with a motions to dismiss scheduled to be heard on December 10, 2013.

On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control ("DNREC") issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining Company LLC for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start.  The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents.  We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment.

Item 1A. Risk Factors
The following Risk Factor disclosure updates the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 previously filed with the SEC.
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
Furthermore, our Delaware City refinery and our Delaware City Rail Terminal are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges.  The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Refining double-loop rail terminal violate Delaware’s Coastal Zone Act.  A hearing on the first appeal before the State Coastal Zone Industrial Control Board occurred on July 16, 2013, and the board ruled in favor of Delaware City Refining dismissing the appeal for lack of standing.  Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the state filed cross-appeals.  No schedule has yet been set for the appeals in Superior Court.  A hearing on the second appeal before the Environmental Appeals Board, case no. 2013-06, has been scheduled for January 21, 2014, with a motions to dismiss scheduled to be heard on December 10, 2013. If the Appellants in one or both of these matters prevail, our volumes may decline, which would have an adverse material effect on our financial condition, results of operations or cash flows.
We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Intermediation Agreements. We terminated our supply agreement with Statoil for our Paulsboro refinery effective March 31, 2013 and our MSCG Offtake Agreements for our Paulsboro and Delaware City refineries effective July 1, 2013. Concurrent with the termination of our MSCG Offtake Agreements, we entered into Intermediation Agreements with J. Aron at our Paulsboro and Delaware City refineries. Pursuant to the Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside of the refineries as agreed upon by both parties). We market and sell the finished products independently to third parties.
If we cannot adequately handle our crude oil and feedstock requirements without the benefit of the Statoil arrangement at Paulsboro, or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our inventory Intermediation Agreements with J. Aron would require us to finance our refined products inventory covered by the agreements at terms that may not be as favorable. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the refineries’ storage tanks (or at other locations outside of the refineries as agreed upon by both parties) upon termination of these agreements, which may have a material adverse impact on our working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro acquisition, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 2. Management’s Discussion and Analysis of Financial Condition.” Our liquidity will affect our ability to satisfy any of these needs or obligations.

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

PBF Energy Inc.

Date	November 7, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Holding Company LLC

Date	November 7, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	November 7, 2013	By:	/s/ Matthew C. Lucey
Matthew C. Lucey Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Matthew C. Lucey, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished, not filed.

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