Form 10-K
period 2013-12-31
PBF Energy Inc.; PBF Finance Corp; PBF Holding Co LLC
filed 2014-02-21
CIK 1534504, 1566097, 1566011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
PBF Energy Inc.	☒	☐	☐	☐
PBF Holding Company LLC	☐	☐	☒	☐
PBF Finance Corporation	☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Energy Inc.	☐ Yes ☒ No
PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2013 was $1,024,703,335 based upon the New York Stock Exchange Composite Transaction closing price.
Aggregate market value of PBF Holding Company LLC membership interests held by non-affiliates: None
Aggregate market value of PBF Finance Corporation common stock interests held by non-affiliates: None
As of February 20, 2014, PBF Energy Inc. had outstanding 54,665,473 shares of Class A common stock and 40 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest of approximately 56.4% of the outstanding economic interest in, PBF Energy Company LLC. PBF Energy Company LLC held 100% of the membership interests in PBF Holding Company LLC as of February 20, 2014. PBF Holding Company LLC has no common stock outstanding. As of February 20, 2014, PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2013. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC

PART I
This combined Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”), PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 40.9% of the outstanding economic interests in, PBF Energy Company LLC ("PBF LLC") as of December 31, 2013. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the year ended December 31, 2013 and constituting 100% of PBF Energy’s revenue generating assets as of December 31, 2013.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF Holding and consolidated subsidiaries, including PBF LLC, PBF Investments LLC (“PBF Investments”), PBF Services Company LLC, PBF Power Marketing LLC, Toledo Refining Company LLC (“Toledo Refining”), Paulsboro Natural Gas Pipeline Company LLC, Paulsboro Refining Company LLC (“Paulsboro Refining”), Delaware Pipeline Company LLC, Delaware City Refining Company LLC (“Delaware City Refining”), Delaware City Terminaling Company LLC, PBF Logistics GP LLC, PBF Logistics LP and PBF Rail Logistics Company LLC. Discussions or areas of this report that either apply only to PBF Energy or PBF Holding are clearly noted in such sections.
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

ITEM. 1 BUSINESS
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

During 2012 and 2013, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. Currently, crude delivered to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. The Delaware City rail unloading facility allows our East Coast refineries to source WTI based crudes from Western Canada and the Midcontinent, which we believe provides significant cost advantages versus traditional Brent based international crudes.

PBF Energy, a Delaware corporation formed on November 7, 2011, is a holding company that manages its consolidated subsidiary, PBF LLC. Our sole asset is a controlling equity interest as of December 31, 2013 of approximately 40.9% in PBF LLC as discussed more fully in “History” below.
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
History
PBF Energy is the sole managing member of PBF LLC. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
On December 18, 2012, we completed the initial public offering of 23,567,686 shares of our Class A common stock at an offering price of $26.00 per share. In connection with the offering, our shares of Class A common stock began trading on the New York Stock Exchange under the symbol “PBF”. The proceeds to us from the offering, before deducting underwriting discounts, were approximately $612.8 million of which we used approximately $571.2 million to purchase 21,967,686 PBF LLC Series A Units from our financial sponsors, funds affiliated with The Blackstone Group L.P. (“Blackstone”) and First Reserve Management L.P. (“First Reserve”).
Additionally, on June 12, 2013, we completed a public offering of 15,950,000 shares of our Class A common stock at a price of $27.00 per share, less underwriting discounts and commissions, in a secondary public offering (the "June 2013 Secondary Offering"). All of the shares were sold by funds affiliated with Blackstone and First Reserve. In connection with this offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve.
As of December 31, 2013, Blackstone and First Reserve and our executive officers and directors and certain employees beneficially owned 57,201,674 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”) and we owned 39,665,473 PBF LLC Series C Units, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have 59.1% of the voting power in us, and the holders of our issued and outstanding shares of Class A common stock have 40.9% of the voting power in us. As a result of the ownership of the Class B common stock and the PBF LLC Series A Units, prior to the January 2014 secondary offering discussed below under "Recent Developments", Blackstone and First Reserve controlled us as of December 31, 2013, and we in turn, as the sole managing member of PBF LLC, control PBF LLC and its subsidiaries.
PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of the members of PBF LLC other than PBF Energy. PBF LLC is PBF Energy’s predecessor for accounting purposes. Our financial statements and results of operations for periods prior to the completion of our initial public offering are those of PBF LLC.
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The diagram below depicts our organizational structure as of December 31, 2013:

Recent Developments
On January 6, 2014, we completed a public offering of 15,000,000 shares of our Class A common stock at a price of $28.00 per share, less underwriting discounts and commissions, in a secondary public offering (the "January 2014 Secondary Offering"). All of the shares were sold by funds affiliated with Blackstone and First Reserve. In connection with this offering, Blackstone and First Reserve exchanged 15,000,000 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock, which increased PBF Energy's interest in PBF LLC to approximately 56.4%. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve. Completion of the January 2014 Secondary Offering is estimated to increase our tax receivable agreement liability to $439.6 million due to the tax benefit expected to be generated as a result of the exchange in connection with the secondary offering and the corresponding tax benefits expected to be generated in future years from this transaction.

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
At the time of acquisition, we reached an agreement with the State of Delaware that provided for a five-year operating permit and up to approximately $45.0 million of economic support to re-start the facility, and negotiated a new long-term contract with the relevant union at the refinery. As of December 31, 2013, we had received $39.4 million in economic support from the State of Delaware under this agreement. We believe that the refinery’s ability to process lower quality crudes allows us to capture a higher margin as these lower quality crudes are typically priced at discounts to benchmark crudes, and to compete effectively in a region where product demand currently significantly exceeds refining capacity.
We restarted the Delaware City Refinery in October 2011. Since our acquisition through December 31, 2013, we have invested more than $700.0 million in turnaround and re-start projects at Delaware City, as well as in the recent strategic development of crude rail unloading facilities. In May 2012, we commenced crude shipments via rail into a newly developed crude rail unloading facility at our Delaware City refinery. We have expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities which, as of February 2013 were capable of discharging approximately 110,000 bpd, consisting of 40,000 bpd of heavy crude oil and 70,000 bpd of light crude oil. However, due to greater operating efficiency, discharge capacity for light crude oil at our dual-loop track has increased from 70,000 bpd to approximately 105,000 bpd. In conjunction with the development of our rail crude unloading facilities at Delaware City, we constructed a railcar storage yard with capacity for 330 railcars that is integral to railcar staging and storage and helps facilitate daily rail traffic at the refinery. We are also adding additional unloading spots to the dual-loop track to increase unloading capabilities at that facility to approximately 130,000 bpd. Also in 2013 we commenced a third rail crude offloading project to add an additional 40,000 bpd of heavy crude rail unloading capability at the refinery, which is expected to be completed by the second half of 2014. Completion of these additional rail projects is expected to increase our discharge capacity of heavy crude oil from 40,000 bpd to 80,000 bpd and bring the total rail crude unloading capability up to 210,000 bpd by the end of 2014, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains.

We have entered into agreements to lease or purchase a total of 5,900 railcars, including 4,600 coiled and insulated rails cars, which are capable of transporting Canadian heavy crude oils, and 1,300 general purpose cars, which we intend to use to transport lighter crude oils. In addition to the construction of our rail unloading facilities at Delaware City and the execution of our railcar procurement strategy, we also created dedicated crude-by-rail acquisition and rail logistics teams. These teams, staffed by PBF employees in our corporate headquarters, at the Delaware City refinery and in our field offices in Calgary, Alberta and Oklahoma City, Oklahoma, are responsible for crude procurement, logistics via rail and monitoring crude-by-rail offloading.
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
The Delaware City refinery has a throughput capacity of 190,000 bpd and a Nelson Complexity Index of 11.3. As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude coking refineries, the other being Paulsboro, on the East Coast of the United States with coking capacity equal to approximately 25% of crude capacity.
The Delaware City refinery processes a variety of medium to heavy, sour crude oils. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 47,000 bpd FCU and 18,000 bpd hydrocracking unit with vacuum distillation. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer.
Delaware City Process Flow Diagram
The following table approximates the Delaware City refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	190,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit (FCC)	82,000
Hydrotreating Units	160,000
Hydrocracking Unit	18,000
Catalytic Reforming Unit (CCR)	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit (ISOM)	6,000
Alkylation Unit (Alky)	11,000
Polymerization Unit (Poly)	16,000
Fluid Coking Unit (FCU/ Fluid Coker)	47,000
Feedstocks and Supply Arrangements. In April 2011, we entered into a crude and feedstock supply agreement with Statoil that expires on December 31, 2015. Pursuant to the agreement as amended in October 2012, we direct Statoil to purchase waterborne crude and other feedstocks for Delaware City and Statoil purchases these products on the spot market or through term agreements. Accordingly, Statoil enters into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil arranges transportation and insurance for these waterborne deliveries of crude and feedstock supply and we pay Statoil a per barrel fee for their procurement and logistics services. Statoil generally holds title to the waterborne crude and feedstocks until we process the crude or feedstocks through our process units. We pay Statoil on a daily basis for the corresponding volume of crude or feedstocks that are consumed in conjunction with the refining process. This crude supply and feedstock arrangement helps us reduce the amount of investment we are required to maintain in crude inventories and, as a result, helps us manage our working capital.
Product Offtake. Prior to June 30, 2013, we sold the bulk of Delaware City’s clean products to MSCG through an offtake agreement. Under the offtake agreement, MSCG purchased 100% of our finished clean products at Delaware City, which included gasoline, heating oil and jet fuel, as well as our intermediates. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements. Subsequent to the termination of the offtake agreement, we market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron ("Inventory Intermediation Agreement") to support the operations of the Delaware City refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased all of the finished and intermediate products (collectively the “Products”) located at the refinery upon termination of the MSCG product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks.
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
Feedstocks and Supply Arrangements. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased is priced off ASCI.
In addition, under a crude and feedstock supply agreement with Statoil that was terminated effective March 31, 2013, we directed Statoil to purchase crude and other feedstocks for Paulsboro and Statoil purchased the crude and feedstocks on the spot market. Accordingly, Statoil entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil generally arranged transportation and insurance for the crude and feedstock supply and we paid Statoil a per barrel fee for their procurement and logistics services. Statoil held title to the crude and feedstocks until we ran the crude or feedstocks through our process units. We paid Statoil on a daily basis for the corresponding volume of crude or feedstocks that were consumed in conjunction with the refining process.
Product Offtake. Prior to June 30, 2013, we sold the bulk of Paulsboro’s clean products to MSCG through our offtake agreement. With the exception of certain jet fuel and lubricant sales, MSCG purchased 100% of our finished clean products and intermediates under the offtake agreement. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements. Subsequent to the termination of the offtake agreement, we market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased all of the Products located at Paulsboro upon termination of the product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks.
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

Toledo Refinery
Acquisition. Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We also purchased refined and certain intermediate products inventory for approximately $299.6 million, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale was a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, of which $103.6 million was paid in 2012 and the balance paid in 2013.
Overview. Toledo has a throughput capacity of approximately 170,000 bpd and a Nelson Complexity Index of 9.2. Toledo processes a slate of light, sweet crudes from Canada, the Midcontinent, the Bakken region and the U.S. Gulf Coast. Toledo produces finished products including gasoline and ULSD, in addition to a variety of high-value petrochemicals including nonene, xylene, tetramer and toluene.
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
Feedstocks and Supply Arrangements. We have a short term crude oil acquisition agreement with MSCG pursuant to which we direct MSCG to purchase crude and other feedstocks for Toledo. MSCG purchases crude and feedstocks on the spot market. Accordingly, MSCG enters into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, MSCG arranges transportation and insurance for the crude and feedstock supply and we pay MSCG a per barrel fee for their procurement and logistics services. We pay MSCG on a daily basis for the corresponding volume of crude or feedstocks two days after they are consumed in conjunction with the refining process. This arrangement helps us reduce the amount of investment we are required to maintain in crude inventories and, as a result, helps us manage our working capital.
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
Principal Products
Our refineries make various grades of gasoline, diesel fuel, jet fuel, and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2013, 2012 and 2011, gasoline and distillates accounted for 88.6%, 88.8% and 88.1% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. We currently have product offtake agreements in place for a large portion of our clean product sales. For the year ended December 31, 2013, MSCG and Sunoco accounted for 29% and 10% of our revenues, respectively. The remainder of our refined products are primarily sold through short-term contracts or on the spot market. As of December 31, 2013, Sunoco accounted for 10% of accounts receivable.
For the year ended December 31, 2012, MSCG and Sunoco accounted for 57% and 10% of the Company’s revenues, respectively. As of December 31, 2012, Statoil and Sunoco accounted for 28% and 10% of accounts receivables, respectively.
For the year ended December 31, 2011, MSCG and Sunoco accounted for 52% and 12% of the Company’s revenues, respectively.

Seasonality
Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.
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
Profitability in the refining industry depends largely on refined product margins, which can fluctuate significantly, as well as crude oil prices and differentials between the prices of different grades of crude oil, operating efficiency and reliability, product mix and costs of product distribution and transportation. Certain of our competitors that have larger and more complex refineries may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which may not be immediately reflected in product prices.
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
Employees
As of December 31, 2013, we had approximately 1,735 employees. At Paulsboro, 296 of our 460 employees are covered by a collective bargaining agreement that expires in March 2015. In addition, 678 of our 1,066 employees at Delaware City and Toledo are covered by a collective bargaining agreement that expires in February of 2015. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 20, 2014:

Name	Age	Position
Thomas D. O’Malley	72	Executive Chairman of the Board of Directors
Thomas J. Nimbley	62	Chief Executive Officer
Michael D. Gayda	59	President
Matthew C. Lucey	40	Senior Vice President, Chief Financial Officer
Jeffrey Dill	52	Senior Vice President, General Counsel
Paul Davis	51	Vice President, Crude Oil and Feedstock
Todd O'Malley	40	Vice President, Products
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
Paul Davis joined PBF Energy in April of 2012 and was named Vice President, Crude Oil and Feedstocks responsible for crude oil and refinery feedstock sourcing in May 2013. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.
Todd O’Malley joined PBF Energy in November 2010, with over 15 years of energy industry experience, and was named Vice President, Products responsible for petroleum products and power in May 2013. Mr. O’Malley joined PBF from the Hess Energy Trading Company where he traded petroleum products in both the United States and Europe from October 2008 to November 2010. Prior to that, Mr. O’Malley established a proprietary refined petroleum products and ethanol trading platform for an international investment bank. Previously, Mr. O’Malley was Vice President of Supply and Distribution of Gulf Oil in charge of petroleum products trading and optimization of storage and terminal assets. Prior thereto, Mr. O’Malley managed the northeast clean products commercial operations for Premcor. Mr. O’Malley has held similar commercial roles in other energy-focused organizations where he traded electricity, natural gas, grains, biofuels, crude oil and petroleum products, both physically and financially.
Mr. Thomas O'Malley is the uncle of Mr. Todd O'Malley and uncle, by marriage, of Mr. Matthew Lucey.
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
Our operations are also subject to the federal Clean Water Act, or the CWA, the federal Safe Drinking Water Act, or the SDWA, and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in strict conformance with permits, such as pre-treatment permits and discharge permits, issued by federal, state and local governmental agencies. Federal waste-water discharge permits and analogous state waste-water discharge permits are issued for fixed terms and must be renewed.
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
Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures.
In connection with each of our acquisitions, we assumed certain environmental remediation obligations. In the case of Paulsboro, a trust fund established to meet state financial assurance requirements, in the amount of approximately $12.1 million, the estimated cost of the remediation obligations assumed based on investigation undertaken as of the acquisition date, was acquired as part of the acquisition. The short term portion of the trust fund and corresponding liability are recorded as restricted cash and accrued expenses, the long term portion is recorded in other assets and other long-term liabilities. In connection with the acquisition of Delaware City, the prior owners remain responsible subject to certain limitations, for certain environmental obligations including ongoing remediation of soil and groundwater contamination at the site. Further, in connection with the Delaware City and Paulsboro acquisitions, we purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each refinery. In connection with the acquisition of Toledo, the seller, subject to certain limitations, initially retains remediation obligations which will transition to us over a 20-year period. However, there can be no assurance that any available indemnity, trust fund or insurance will be sufficient to cover any ultimate environmental liabilities we may incur with respect to our refineries, which could be significant.
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
"CAA" refers to the Clean Air Act.
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
"J.Aron" refers to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc.
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
“PPM” refers to parts per million.
"RINS" refers to renewable fuel credits required for compliance with the Renewable Fuels Standard.
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

ITEM 1A. RISK FACTORS
Risks Relating to Our Business and Industry
You should carefully read the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our Class A common stock could fall.
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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City and Paulsboro refineries and the WTI based crude oils processed at our Toledo refinery and delivered by rail to our East Coast refineries. These crude oil differentials vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Midcontinent and Canadian crude, which are priced based on WTI, could be adversely affected if the WTI-Brent differential narrows. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has increased from $21.80 per barrel in 2012 to $24.62 per barrel for the year ended December 31, 2013, however, this increase may not be indicative of the differential going forward. Conversely, a narrowing of the light-heavy differential may reduce our refining margins and adversely affect our recent profitability and earnings. In addition, while our Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in our Toledo refinery losing a portion of its crude price advantage over certain of our competitors, which negatively impacts our profitability. This applies as well to our East Coast strategy of delivering crude by rail. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods, including some analysts that expect these crude differentials to contract in upcoming periods. Any narrowing of these differentials could have a material adverse effect on our business and profitability.

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
Our refineries are subject to interruptions of supply and distribution as a result of our reliance on pipelines and railroads for transportation of crude oil and refined products.

During 2012 and 2013, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, which significantly increased our capacity to unload crude by rail. Currently, the majority of the crude delivered to this facility is consumed at our Delaware City refinery, although we also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery. The Delaware City rail unloading facilities allow our East Coast refineries to source WTI based crudes from Western Canada and the Midcontinent, which can provide significant cost advantages versus traditional Brent based international crudes. Any disruptions or restrictions to our supply of crude by rail due to problems with third party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
Our Toledo refinery receives a substantial portion of its crude oil and delivers a portion of its refined products through pipelines. The Enbridge system is our primary supply route for crude oil from Canada, the Bakken region and Michigan, and supplies approximately 55% to 60% of the crude oil used at our Toledo refinery. In addition, we source domestic crude oil through our connections to the Capline and Mid-Valley pipelines. We also distribute a portion of our transportation fuels through pipelines owned and operated by Sunoco Logistics Partners L.P. and Buckeye Partners L.P. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or casualty or other of events.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Inventory Intermediation Agreements. We terminated our supply agreement with Statoil for our Paulsboro refinery effective March 31, 2013 and our MSCG Offtake Agreements for our Paulsboro and Delaware City refineries effective July 1, 2013. Concurrent with the termination of our MSCG Offtake Agreements, we entered into Inventory Intermediation Agreements with J. Aron at our Paulsboro and Delaware City refineries. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside of the refineries as agreed upon by both parties). We market and sell the finished products independently to third parties.
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
Competition from companies who produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.
Our refining operations compete with domestic refiners and marketers in regions of the United States in which we operate, as well as with domestic refiners in other regions and foreign refiners that import products into the United States. In addition, we compete with other refiners, producers and marketers in other industries that supply their own renewable fuels or alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations.
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
As of December 31, 2013, approximately 296 of our 460 employees at Paulsboro are covered by a collective bargaining agreement that expires in March of 2015. In addition, 678 of our 1,066 employees at Delaware City and Toledo are covered by a collective bargaining agreement that expires in February of 2015. We may not be able to renegotiate our collective bargaining agreements on satisfactory terms or at all when such agreements expire. A failure to do so may increase our costs. Other employees of ours, who are not presently represented by a union, may become so represented in the future. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.
Our hedging activities may limit our potential gains, exacerbate potential losses and involve other risks.
We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis. Consistent with that policy we, or MSCG or Statoil at our request, may hedge some percentage of future crude supply. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil and refined product prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•
accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refineries, or those of our suppliers or customers;

•	changes in commodity prices have a material impact on collateral and margin requirements under our hedging arrangements, resulting in our being subject to margin calls;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of our hedging strategy could have a material impact on our financial results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
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
Our operations could be disrupted if our information systems are hacked or fail, causing increased expenses and loss of sales.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was hacked or otherwise interfered with by an unauthorized access, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur.
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
Furthermore, our Delaware City refinery and our Delaware City Rail Terminal are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining

and the State have filed cross-appeals. Briefs are due to be filed in this appeal in the first quarter of 2014 but no date has been set for a decision by the Superior Court. A hearing on the second appeal before the Environmental Appeals Board, case no. 2013-06, was held on January 13, 2014, and the Board ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. A written decision from the Board is pending, after which the Appellants will again have the right to appeal the decision to Superior Court. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on our financial condition, results of operations or cash flows.
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
We were a development stage enterprise prior to our acquisition of Paulsboro on December 17, 2010. With the further acquisition of Toledo, the re-start of Delaware City, our IPO and construction of our rail facilities, we have experienced rapid growth in a short period of time. Continued expansion may strain our resources and force management to focus attention from other business concerns to the development of incremental internal controls and procedures, which could harm our business and operating results. We may also need to hire more employees, which will increase our costs and expenses.
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
Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.
Investigations into recent rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. If changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our refineries, our costs could increase, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Certain environmental laws impose strict, and in certain circumstances joint and several liability for, costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, our Delaware City refinery and our Delaware City Rail Terminal are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State have filed cross-appeals. Briefs are due to be filed in this appeal in the first quarter of 2014 but no date has been set for a decision by the Superior Court. A hearing on the second appeal before the Environmental Appeals Board, case no. 2013-06, was held on January 13, 2014, and the Board ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. A written decision from the Board is pending, after which the Appellants will again have the right to appeal the decision to Superior Court. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on our financial condition, results of operations or cash flows.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our substantial indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2013, we have total long-term debt including the Delaware Economic Development Authority Loan, of $747.6 million, all of which is secured, and we could have incurred an additional $615.9 million of senior secured indebtedness under our existing debt agreements. We may incur additional indebtedness in the future. Our strategy includes executing future refinery acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

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
We are a holding company and all of our operations are conducted through subsidiaries of PBF Holding. We have no independent means of generating revenue and no material assets other than our ownership interest in PBF LLC. Therefore, we depend on the earnings and cash flow of our subsidiaries to meet our obligations, including our indebtedness, tax liabilities and obligations to make payments under our tax receivable agreement. If we or PBF LLC do not receive such cash distributions, dividends or other payments from our subsidiaries, we and PBF LLC may be unable to meet our obligations and/or pay dividends.
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
Our ABL Revolving Credit Facility, 8.25% Senior Secured Notes due 2020 issued by PBF Holding in February 2012, or Senior Secured Notes, and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to our stockholders, if any.
Blackstone and First Reserve through their ownership of units of PBF LLC have substantial influence or control over us, and their interests may differ from those of our public stockholders.
As of February 20, 2014, Blackstone and First Reserve collectively possess in the aggregate approximately 38.0% of the combined voting power of our common stock. As a result, Blackstone and First Reserve have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of our directors, the appointment of management, future issuances of securities, the incurrence of debt by us, amendments to our organizational documents, making acquisitions and significant investments and capital expenditures and the entering into of extraordinary transactions. Blackstone’s and First Reserve’s interests may not in all cases be aligned with our Class A common stockholders’ interests.
For example, Blackstone and First Reserve may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement described below. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to our Class A common stockholders or us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Blackstone and First Reserve may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our Class A common stockholders. For example, they could influence us to make acquisitions, investments and capital expenditures that increase our indebtedness, or to sell revenue-generating assets or to not make such acquisitions, investments or capital expenditures. Pursuant to the stockholders agreement we are party to with Blackstone and First Reserve, following the January 2014 Secondary Offering, Blackstone and First Reserve will each have the ability to nominate two of our directors so long as it owns between 15% and 25% of our voting stock, and one director so long as it owns between 7.5% and 15%

of our voting stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company. Lastly, Blackstone and First Reserve are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by Blackstone or First Reserve. They may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Although we are no longer a “controlled company” within the meaning of the NYSE rules, we may rely on exemptions from certain corporate governance requirements during a one-year transition period.
Following our January 2014 Secondary Offering, Blackstone and First Reserve no longer control a majority of the combined voting power of all classes of our voting stock. As a result, we no longer are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a majority of our directors must be independent within one year of the date we no longer qualify as a “controlled company.” The NYSE rules also require that we have at least one independent director on each of the compensation and nominating and corporate governance committees prior to the date we no longer qualify as a “controlled company,” at least a majority of independent members within 90 days of such date and that the compensation and nominating and corporate governance committees be composed entirely of independent directors within one year of such date. We might utilize certain of these exemptions during these transition periods. Accordingly, until January 2015, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”
We will be required to pay the holders of PBF LLC Series A Units and PBF LLC Series B Units for certain tax benefits we may claim arising in connection with our prior offerings and future exchanges of PBF LLC Series A Units for shares of our Class A Common Stock and related transactions, and the amounts we may pay could be significant.
We are party to a tax receivable agreement that provides for the payment from time to time by PBF Energy to the holders of PBF LLC Series A Units and PBF LLC Series B Units of 85% of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) the increases in tax basis resulting from its acquisitions of PBF LLC Series A Units, including such acquisitions in connection with our prior offerings or in the future and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of December 31, 2013, we have recognized a liability for the tax receivable agreement of $287.3 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges that occurred prior to that date, and to range over the next five years from approximately $12.5 million to $34.6 million per year and decline thereafter. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that additional future payments under the tax receivable agreement relating to the exchange by the selling stockholders in connection with the January 2014 Secondary Offering to aggregate $140.5 million. Future payments by us in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be substantial as well. For example, if 50%, with respect to the amount and timing of PBF Energy income, or more of the capital and profits interests in PBF LLC are transferred in a taxable sale or exchange within a period of 12 consecutive months, PBF LLC will undergo, for federal income tax purposes, a “technical termination” that could affect the amount of PBF LLC’s taxable income in any year and the allocation of taxable income among the members of PBF LLC, including PBF Energy. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivable agreement. The foregoing numbers are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy’s Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments could differ materially from the estimates above. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon any recipient’s continued ownership of us.
In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our Company.
The tax receivable agreement provides that upon certain changes of control, or if, at any time, PBF Energy elects an early termination of the tax receivable agreement, PBF Energy’s (or its successor’s) obligations with respect to exchanged or acquired PBF LLC Series A Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including (i) that PBF Energy would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and (ii) that the subsidiaries of PBF LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. Moreover, in each of these instances, we would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. Assuming that the market value of a share of our Class A common stock equals $31.46 per share (the closing price on December 31, 2013) and that LIBOR were to be 1.85%, we estimate that, as of December 31, 2013 the aggregate amount of these accelerated payments would have been approximately $789.4 million if triggered immediately on such date. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the tax receivable agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations. These provisions may deter a potential sale of our Company to a third party and may otherwise make it less likely that a third party would enter into a change of control transaction with us.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and requirements of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and other public company expenses.

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

•
prohibit stockholder action by written consent now that Blackstone and First Reserve collectively cease to beneficially own at least a majority of all of the outstanding shares of our capital stock entitled to vote;

•
restrict certain business combinations with stockholders who obtain beneficial ownership of a certain percentage of our outstanding common stock after the date Blackstone and First Reserve and their affiliates collectively cease to beneficially own at least 5% of all of the outstanding shares of our capital stock entitled to vote;

•
provide that special meetings of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, and establish advance notice procedures for the nomination of candidates for election as directors or for proposing matters that can be acted upon at stockholder meetings; and

•
provide now that Blackstone and First Reserve collectively cease to beneficially own a majority of all of the outstanding shares of our capital stock entitled to vote, our stockholders may only amend our bylaws with the approval of 75% or more of all of the outstanding shares of our capital stock entitled to vote.

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
The market price of our Class A common stock may be volatile, which could cause the value of your investment to decline.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations due to a number of factors including:

•	variations in actual or anticipated operating results or dividends, if any, to stockholders;

•	changes in, or failure to meet, earnings estimates of securities analysts;

•	market conditions in the oil refining industry;

•	the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems with third party logistics infrastructure;

•	litigation and government investigations;

•	the timing and announcement of any potential acquisitions and subsequent impact of any future acquisitions on our capital structure, financial condition or results of operations;

•
changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business or industry, including any lifting by the federal government of the restrictions on exporting U.S. crude oil;

•	general economic and stock market conditions; and

•	the availability for sale, or sales, of a significant number of shares of our Class A common stock in the public market.
In addition, the stock markets generally may experience significant volatility, often unrelated to the operating performance of the individual companies whose securities are publicly traded. These and other factors may cause the market price of our Class A common stock to decrease significantly, which in turn would adversely affect the value of your investment.
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
Future sales of our shares of Class A common stock could cause our stock price to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, including sales related to financing acquisitions, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate. In addition, any shares of Class A common stock that we issue, including under any equity incentive plans, would dilute the percentage ownership of the holders of our Class A common stock.
We are party to a registration rights agreement with the other members of PBF LLC pursuant to which we continue to be required to register under the Securities Act and applicable state securities laws the resale of the shares of Class A common stock issuable to them upon exchange of all of the PBF LLC Series A Units held by them. We currently have an effective shelf registration statement covering the resale of up to 6,310,055 shares of our Class A common stock issued or issuable to certain holders of PBF LLC Series A Units (other than Blackstone and First Reserve), which shares may be sold from time to time in the public markets, subject to the lock-up agreements described below. Our shares also may be sold under Rule 144 under the Securities Act depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business”.

ITEM 3. LEGAL PROCEEDINGS
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs are due to be filed in this appeal in the first quarter of 2014 but no date has been set for a decision by the Superior Court. A hearing on the second appeal before the Environmental Appeals Board, case no. 2013-06, was held on January 13, 2014, and the Board ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. A written decision from the Board is pending, after which the Appellants will again have the right to appeal the decision to Superior Court. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on our financial condition, results of operations or cash flows.
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

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
PBF Energy Class A common stock trades on the New York Stock Exchange under the symbol “PBF.” Our Class B common stock is not publicly traded.
As of February 20, 2014 there were 8 holders of record of our Class A common stock and 40 holders of record of our Class B common stock, 100% of PBF Holding's outstanding membership interests were held by PBF LLC.
The following table sets forth, for the period indicated, the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange from December 13, 2012, the first day of trading following our initial public offering, through December 31, 2013. The initial public offering price of our Class A common stock was $26.00 per share.

	Sales Prices of the Common Stock		Dividends Per Common Share
	High	Low
2013:
First Quarter ended March 31, 2013	$42.50	$27.10	$0.30
Second Quarter ended June 30, 2013	$39.00	$23.54	$0.30
Third Quarter ended September 30, 2013	$26.66	$20.15	$0.30
Fourth Quarter ended December 31, 2013	$31.52	$21.20	$0.30
2012:
December 13 to December 31, 2012	$29.05	$26.00	$—

There is no established public trading market for membership interests of PBF Holding.
Dividend Policy
Subject to the following paragraphs, PBF Energy currently intends to continue to pay quarterly cash dividends of approximately $0.30 per share on its Class A common stock.
The declaration, amount and payment of this and any other future dividends on shares of Class A common stock will be at the sole discretion of PBF Energy's board of directors, and we are not obligated under any applicable laws, governing documents or any contractual agreements with PBF LLC's existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). PBF Energy's board of directors may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, tax, legal, regulatory and contractual restrictions and implications, including under PBF Energy's tax receivable agreement and our subsidiaries’ outstanding debt documents, and such other factors as PBF Energy's board of directors may deem relevant in determining whether to declare or pay any dividend. In addition, we expect that to the extent we declare a dividend for a particular quarter, our cash flow from operations for that quarter will substantially exceed any dividend payment for such period. Because any future declaration or payment of dividends will be at the sole discretion of PBF Energy's board of directors, we do not expect that any such dividend payments will have a material adverse impact on our liquidity or otherwise limit our ability to fund capital expenditures or otherwise pursue our business strategy over the long-term. Although we have the ability to borrow funds and sell assets to pay future dividends (subject to certain limitations in our ABL Revolving Credit Facility and the Senior Secured Notes), we intend to fund any future dividends out of our cash flow from operations and, as a result, we do not expect to incur any indebtedness or to use the proceeds from equity offerings to fund such payments.

PBF Energy is a holding company and has no material assets other than its ownership interests of PBF LLC. In order for PBF Energy to pay any dividends, they will need to cause PBF LLC to make distributions to it and the holders of PBF LLC Series A Units, and PBF LLC will need to cause PBF Holding to make distributions to it, in an amount sufficient to cover cash dividends, if any, declared by PBF Energy. PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, PBF LLC may be unable to obtain cash from PBF Holding to satisfy its obligations and make distributions to PBF Energy for dividends, if any, to PBF Energy's stockholders. If PBF LLC makes such distributions to PBF Energy, the holders of PBF LLC Series A Units will also be entitled to receive pro rata distributions.
The ability of PBF Holding to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in its ABL Revolving Credit Facility, the Senior Secured Notes and other debt instruments. Subject to certain exceptions, the ABL Revolving Credit Facility and the indenture governing the Senior Secured Notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indenture and the ABL Revolving Credit Facility contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC. Subject to certain exceptions, the restricted payment covenant under the indenture restricts PBF Holding from making cash distributions unless its fixed charge coverage ratio, as defined in the indenture, is at least 2.0 to 1.0 after giving pro forma effect to such distributions and such cash distributions do not exceed an amount equal to the aggregate net equity proceeds received by it (either as a result of certain capital contributions or from the sale of certain equity or debt securities) plus 50% of its consolidated net income (or less 100% of consolidated net loss) which is defined to exclude certain non-cash charges, such as impairment charges, plus certain other items. Two important exceptions to the foregoing are (i) a permission to pay up to the greater of $100.0 million and 1% of PBF Holding’s total assets and (ii) a permission to pay an additional $200.0 million subject to compliance with a total debt ratio of 2.0 to 1.0. The ABL Revolving Credit Facility generally restricts PBF Holding’s ability to make cash distributions if (x) the aggregate amount of such distributions exceeds the then existing available amount basket (as defined by the ABL Revolving Credit Facility) and (y) before and after giving effect to any such distribution (a) it fails to have pro forma excess availability under the facility greater than an amount equal to 17.5% of the lesser of (1) the then existing borrowing base and (2) the then current aggregate revolving commitment amount, which as of December 31, 2013 was $1.610 billion or (b) it fails to maintain on a pro forma basis a fixed charge coverage ratio, as defined by the ABL Revolving Credit Facility, of at least 1.1 to 1.0. As a result, we cannot assure you that PBF Holding will be able to make distributions to PBF LLC in order for PBF LLC to make distributions to PBF Energy. If that is the case, it is unlikely that PBF Energy will be able to declare dividends as contemplated herein.
Based upon our operating results for the year ended December 31, 2013, PBF Holding was permitted under its ABL Revolving Credit Facility and indenture to pay distributions to PBF LLC so that PBF LLC could make distributions to its members, including us, in amounts sufficient to enable us to pay a quarterly dividend at the rate specified above. The ability of PBF Holding to comply with the foregoing limitations and restrictions is, to a significant degree, subject to its operating results, which is dependent on a number of factors outside of our control. As a result, we cannot assure you that we will be able to declare dividends as contemplated herein. See “Item 1A. Risk Factors - Risks Related to Our Organizational Structure and Class A Common Stock - We cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments.”
PBF LLC made pre-IPO cash distributions to its members in the amount of $161.0 million during 2012. PBF Holding paid $215.8 million in distributions to PBF LLC during the year ended December 31, 2013. PBF LLC used $116.0 million of this amount in total to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $37.9 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $37.9 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on November 21, 2013, August 21, 2013, June 7, 2013 and March 15, 2013. PBF LLC used the remaining $99.8 million from PBF Holding’s distribution to make tax distributions to its members, with $20.2 million distributed to PBF Energy, of which $1.1 million was paid by PBF LLC directly to the applicable taxing authorities on behalf of PBF Energy, and $79.6 million to its other members.
PBF LLC will continue to make tax distributions to its members in accordance with its amended and restated limited liability company agreement.
Assuming approximately 96,867,147 PBF LLC Series A Units and PBF LLC Series C Units outstanding, the aggregate annual distributions which are anticipated to be required to be made by PBF Holding to PBF LLC, such that

PBF LLC may make an equivalent distribution to its members (including PBF Energy) in order for PBF Energy to pay the anticipated $0.30 per quarter cash dividend on its Class A common stock, would be approximately $116.2 million. As of December 31, 2013, PBF Holding had cash and cash equivalents of $77.0 million and approximately $615.9 million of unused borrowing availability under its ABL Revolving Credit Facility to fund its operations, if necessary. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provide us with a reasonable basis for our assessment that we can continue to support our intended dividend policy.

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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the period commencing December 13, 2012 and ending December 31, 2013. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: Alon USA Energy, Inc.; CVR Energy Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; Phillips 66; Tesoro Corporation; Valero Energy Corporation; and Western Refining, Inc.

	12/13/2012	12/31/2012	12/31/2013
PBF Energy Inc. Class A Common Stock	$100.00	$110.67	$124.73
S&P 500	100.00	100.91	133.59
Peer Group	100.00	103.11	149.73

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units to Class A Common Stock
In the fourth quarter of 2013, a total of 83,860 PBF LLC Series A Units were exchanged for 83,860 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors, executive officers or entities affiliated with Blackstone or First Reserve.
Additionally, on January 6, 2014, Blackstone and First Reserve completed a public offering of 15,000,000 shares of our Class A common stock at a price of $28.00 per share, less underwriting discounts and commissions, in a secondary public offering. All of the shares were sold by funds affiliated with Blackstone and First Reserve. In connection with this offering, Blackstone and First Reserve exchanged 15,000,000 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock in a transaction exempt from registration under Section 4(2) of the Securities Act.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2013. The information regarding equity compensation plans approved by security holders represents our 2012 Equity Incentive Plan.

	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category
Equity compensation plans approved by security holders	1,380,392	$27.26	3,619,608
Equity compensation plans not approved by security holders	—	—	—
Total	1,380,392	$27.26	3,619,608

(1) Securities available for future issuance under the plan can be issued in various forms, including, without limitation, restricted stock and stock options.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF Energy and PBF Holding. The data presented is PBF Energy's data, unless otherwise noted. The selected historical consolidated financial data as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 have been derived from our audited financial statements, included in “Item 8. Financial Statements and Supplementary Data.” The selected historical consolidated financial data as of December 31, 2011, 2010, and 2009 for the years ended December 31, 2010 and 2009 have been derived from the audited financials of PBF LLC and PBF Holding not included in this Annual Report on Form 10-K. As a result of the Paulsboro and Toledo acquisitions, the historical consolidated financial results of PBF LLC and PBF Holding only include the results of operations for Paulsboro and Toledo from December 17, 2010 and March 1, 2011 forward, respectively.
The historical consolidated financial data and other statistical data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”
The historical financial information for all periods prior to PBF Energy's initial public offering included in this report were derived from the consolidated financial statements of PBF LLC and does not reflect what our financial position, results of operations, and cash flows would have been had we been a public company during those periods. We were not operated as a public company for historical periods presented prior to our initial public offering. The consolidated financial information may not be indicative of our future financial condition, results of operations or cash flows.

The following tables reflect our financial and operating highlights (amounts in thousands, except per share data) except for income taxes, net income attributable to noncontrolling interest and earnings per share for the years ended December 2013 and 2012, each of which apply only to the financial results of PBF Energy. In addition, general and administrative expenses for PBF Energy for the year ended December 31, 2013 include a charge of $8.5 million associated with a change in the tax receivable agreement liability. Total assets for PBF Energy include deferred tax assets which do not apply to PBF Holding. PBF Holding's interest expense also includes interest related to an intercompany note with PBF Energy, which is eliminated in consolidation.

	Year Ended December 31,
	2013	2012	2011	2010	2009 (3)
Statement of operations data:
Revenues (1)	$19,151,455	$20,138,687	$14,960,338	$210,671	$228
Costs and expenses:
Cost of sales, excluding depreciation	17,803,314	18,269,078	13,855,163	203,971	—
Operating expenses, excluding depreciation	812,652	738,824	658,831	25,140	—
General and administrative expenses	104,334	120,443	86,183	15,859	6,294
Gain on sale of asset	(183)	(2,329)	—	—	—
Acquisition-related expenses (2)	—	—	728	6,051	—
Depreciation and amortization expense	111,479	92,238	53,743	1,402	44
Income (loss) from operations	319,859	920,433	305,690	(41,752)	(6,110)
Other (expense) income:
Change in fair value of catalyst lease obligation	—	(2,768)	(5,215)	(1,217)	—
Change in fair value of contingent consideration	4,691	(3,724)	7,316	—	—
Interest income (expense), net	(93,784)	(108,629)	(65,120)	(1,388)	10
Income before income taxes	230,766	805,312	242,671	(44,357)	(6,100)
Income tax expense	16,681	1,275	—	—	—
Net income (loss)	214,085	804,037	$242,671	$(44,357)	$(6,100)
Less: net income attributable to noncontrolling interest	174,545	802,081
Net income attributable to PBF Energy Inc.	$39,540	$1,956
Weighted-average shares of Class A common stock outstanding:
Basic	32,488,369	23,570,240
Diluted	33,061,081	97,230,904
Net income available to Class A common stock per share:
Basic	$1.22	$0.08
Diluted	$1.20	$0.08
Balance sheet data (at end of period) :
Total assets	$4,413,808	$4,253,702	$3,621,109	$1,274,393	$19,150
Total long-term debt (4)	747,576	729,980	804,865	325,064	—
Total equity	1,715,256	1,723,545	1,110,918	458,661	18,694
Other financial data :
Capital expenditures (5)	$415,702	$222,688	$574,883	$72,118	$70

(1)	Consulting services income provided to a related party was $10 and $221 for the years ended December 31, 2010 and 2009, respectively. No consulting services income was earned subsequent to 2010.

(2)	Acquisition related expenses consist of consulting and legal expenses related to the Paulsboro and Toledo acquisition as well as non-consummated acquisitions.

(3)	December 31, 2009 financial statement data is that of PBF Investments LLC, which was converted to a limited liability company and renamed PBF Energy Company LLC in 2010.

(4)	Total long-term debt includes current maturities and our Delaware Economic Development Authority Loan.

(5)	Includes expenditures for construction in progress, property, plant and equipment, deferred turnaround costs and other assets.

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
The financial information of Predecessor Paulsboro, are presented as of, and for the years ended, December 31, 2009 and for the period from January 1, 2010 through December 16, 2010 and as of December 16, 2010, periods prior to PBF LLC’s acquisition. These financial statements were prepared by the former management of Predecessor Paulsboro and audited by Predecessor Paulsboro’s independent registered public accounting firm. The financial information of Predecessor Paulsboro presented herein may not be representative of the operations of PBF going forward for the following reasons, among others:

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

The historical financial data and other statistical data presented below should be read in conjunction with the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” The historical financial data for Paulsboro for the period from January 1, 2010 through December 16, 2010 and as of December 16, 2010 and for the year ended December 31, 2009 has been derived from audited financial statements not included in this Annual Report on Form 10-K.

PAULSBORO REFINING BUSINESS—PBF LLC’S PREDECESSOR

	Period from January 1, 2010 through December 16, 2010	Year Ended December 31,
		2009
	(in thousands)
Statement of operations data:
Operating revenues (1)	$4,708,989	$3,549,517
Cost and expenses:
Cost of sales (2)	4,487,825	3,419,460
Operating expenses	259,768	266,319
General and administrative expenses (3)	14,606	15,594
Asset impairment loss	895,642	8,478
Depreciation and amortization expense	66,361	65,103
Total costs and expenses	5,724,202	3,774,954
Operating income (loss)	(1,015,213)	(225,437)
Interest and other income and expense, net	500	1,249
Income (loss) before income tax expense (benefit)	(1,014,713)	(224,188)
Income tax expense (benefit) (4)	(322,962)	(86,586)
Net income (loss)	$(691,751)	$(137,602)
Balance sheet data (at end of period):
Total assets	$510,205	$1,440,557
Total liabilities	42,582	357,289
Net parent investment	467,623	1,083,268
Selected financial data:
Capital expenditures	$20,122	$96,754

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices and other market conditions for our products;
• the effects of competition in our markets;
•changes in currency exchange rates, interest rates and capital costs;
• adverse developments in our relationship with both our key employees and unionized employees;
•our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;
•our substantial indebtedness;
•our supply and inventory intermediation arrangements expose us to counterparty credit and performance risk;
•termination of our Inventory Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•payments to the holders of PBF LLC Series A Units and PBF LLC Series B Units under our tax receivable agreement for certain tax benefits we may claim;
•our assumptions regarding payments arising under the tax receivable agreement and other arrangements relating to our organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of our Class A common stock as contemplated by the tax receivable agreement, the price of our Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income;
•our expectations and timing with respect to our acquisition activity and whether any acquisitions are accretive or dilutive to shareholders;

•our expectations with respect to our capital improvement projects including the development and expansion of our Delaware City crude unloading facilities and status of an air permit to transfer crude to Paulsboro;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems with third party logistics infrastructure or operations, including pipeline and rail transportation;
•the possibility that we might reduce or not make further dividend payments;
•the impact of current and future laws, rulings and governmental regulations, including any change by the federal government in the restrictions on exporting U.S. crude oil;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•the costs of being a public company, including Sarbanes-Oxley Act compliance;
•any decisions we make with respect to our energy-related logistical assets that could qualify for an MLP structure, including future opportunities that we may determine present greater potential value to stockholders than the planned MLP initial public offering;
•the timing and structure of the planned MLP initial public offering may change;
•unanticipated developments may delay or negatively impact the planned MLP initial public offering;
•receipt of regulatory approvals and compliance with contractual obligations required in connection with the planned MLP initial public offering;
•the impact of the planned MLP initial public offering on our relationships with our employees, customers and vendors and our credit rating and cost of funds; and
•although we are no longer a “controlled company” following our January 2014 Secondary Offering, Blackstone and First Reserve continue to be able to significantly influence our decisions, and it is possible that their interests will conflict with ours.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or as of the date which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.
Explanatory Note
This consolidated Form 10-K is filed by PBF Energy Inc., PBF Holding Company LLC and PBF Finance Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information as of December 31, 2013. PBF Energy is the sole managing member of, and owner, as of December 31, 2013, of an equity interest representing approximately 40.9% of the outstanding economic interests in, PBF LLC. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the year ended December 31, 2013 and constituting 100% of PBF Energy’s revenue generating assets as of December 31, 2013.
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

June 2013	Blackstone and First Reserve completed a secondary public offering selling a total of 15,950,000 Class A common shares.

January 2014	Blackstone and First Reserve completed a secondary public offering selling a total of 15,000,000 Class A common shares.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.
Acquisition of Toledo Refinery
Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We paid the purchase price with cash funded from equity and a $200.0 million seller note (the “Toledo Promissory Note”), which we repaid in February 2012 with proceeds received through the issuance of the Senior Secured Notes. We also purchased refined and certain intermediate products in inventory for approximately $299.6 million with the proceeds from a note provided by Sunoco that we subsequently repaid on May 31, 2011 with proceeds from our ABL Revolving Credit Facility, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale was a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, of which the maximum aggregate amount of $125.0 million was paid as of April 2013.
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
Amended and Restated ABL Revolving Credit Facility
On May 31, 2011, we amended the terms of our ABL Revolving Credit Facility to increase its size to $500.0 million and included certain inventory and accounts receivable of the Toledo refinery in the borrowing base. In addition, the interest rate was changed to the Adjusted LIBOR Rate plus 2.00% to 2.50%, depending on the excess availability, as defined, and the maturity date was extended to May 31, 2016. On an ongoing basis, the ABL Revolving Credit Facility is available to be used for working capital and other general corporate purposes. In March, August, and September 2012, we amended the ABL Revolving Credit Facility again to increase the aggregate size from $500.0 million to $750.0 million, $950.0 million, and $965.0 million, respectively. In addition, the ABL Revolving Credit Facility was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory, and was further amended on December 28, 2012 to increase the maximum availability to $1.575 billion. The amended and restated ABL Revolving Credit facility includes an accordion feature which allows for commitments of up to $1.8 billion. The agreement was expanded again in November 2013 to increase the maximum availability to $1.610 billion.
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
PBF Energy Inc. Public Offerings
On December 12, 2012, PBF Energy completed an initial public offering of 23,567,686 shares of its Class A common stock at a public offering price of $26.00 per share. The initial public offering subsequently closed on December 18, 2012. PBF Energy used the net proceeds of the offering to acquire approximately 24.4% of the membership interests in PBF LLC from certain of its existing members. As a result of the initial public offering and related reorganization transactions, PBF Energy became the sole managing member of PBF LLC with a controlling voting interest in PBF LLC and its subsidiaries. Effective with completion of the initial public offering, PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of noncontrolling PBF LLC units holders. PBF LLC is PBF Energy’s predecessor for accounting purposes. The financial statements and results of operations for periods prior to the completion of PBF Energy’s initial public offering and the related reorganization transactions are those of PBF LLC.
Additionally, on June 12, 2013, Blackstone and First Reserve completed a public offering of 15,950,000 shares of our Class A common stock at a price of $27.00 per share, less underwriting discounts and commissions, in a secondary public offering, which we refer to as the June 2013 Secondary Offering. All of the shares were sold by funds affiliated with Blackstone and First Reserve and we did not receive any of the proceeds from the sale of these shares. In connection with this offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve.
As of December 31, 2013, Blackstone and First Reserve and our executive officers and directors and certain employees beneficially owned 57,201,674 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”) and we owned 39,665,473 PBF LLC Series C Units, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock had 59.1% of the voting power in us, and the holders of our issued and outstanding shares of Class A common stock had 40.9% of the voting power in us.
Tax Receivable Agreement
In connection with our initial public offering, we entered into a tax receivable agreement pursuant to which we are required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units we purchase, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the tax receivable agreement. We have recognized, as of December 31, 2013, a liability for the tax receivable agreement of $287.3 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges in connection with our public offerings. Our estimate of the tax agreement liability is based on forecasts of future taxable income over the anticipated life of our future business operations, assuming no material changes in the relevant tax law. Periodically, we may adjust the liability based on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. For example, we must adjust the estimated tax receivable agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for our Class A common stock. These periodic adjustments to the tax receivable liability, if any, are recorded in general and administrative expense and may result in adjustments to our income tax expense and deferred tax assets and liabilities.

Renewable Fuels Standard
We have seen an escalation in the cost of renewable fuel credits, known as RINs,  required  for  compliance  with  the  Renewable  Fuels  Standard.  We incurred approximately $126.4 million in RINs costs during the year ended December 31, 2013 as compared to $43.7 million and  $25.9 million during the years ended December 31, 2012 and 2011, an increase due primarily to higher prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2011.  Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
Factors Affecting Operating Results
Overview
Our earnings and cash flows from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of refined petroleum products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, diesel and other refined petroleum products, which, in turn, depend on, among other factors, changes in global and regional economies, weather conditions, global and regional political affairs, production levels, the availability of imports, the marketing of competitive fuels, pipeline capacity, prevailing exchange rates and the extent of government regulation. Our revenue and operating income fluctuate significantly with movements in industry refined petroleum product prices, our materials cost fluctuate significantly with movements in crude oil prices and our other operating expenses fluctuate with movements in the price of energy to meet the power needs of our refineries. In addition, the effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.
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
The performance of our East Coast refineries generally follows the currently published Dated Brent (NYH) 2-1-1 benchmark refining margins. For our Toledo refinery, we utilize a composite benchmark refining margin, the WTI (Chicago) 4-3-1 that is based on publicly available pricing information for products trading in the Chicago and United States Gulf Coast markets.
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
Other Factors
We currently source our crude oil for Paulsboro and Delaware City on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude supply agreements with Statoil and Saudi Aramco. Our crude supply agreement with Statoil for Paulsboro was terminated effective March 31, 2013, at which time we began to source Paulsboro’s crude oil and feedstocks internally. Our crude supply agreement with Statoil for Delaware City has been extended by Statoil through December 31, 2015 and we have recently entered into certain amendments to that agreement that are effective through the extended term. In addition, we have a contract with the Saudi Arabian Oil Company (“Saudi Aramco”) to purchase crude oil, and also purchase on the spot market from Saudi Aramco when strategic opportunities arise. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. Our Toledo refinery sources domestic and Canadian crude oil through similar market purchases through our crude supply contract with MSCG. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Midcontinent and Western Canada, as well as a number of different countries.

During 2012, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013 and is capable of discharging approximately 110,000 bpd, consisting of 40,000 bpd of heavy crude oil and 70,000 bpd of light crude oil. However, due to greater operating efficiency, discharge capacity for light crude oil at our dual-loop track at the Delaware City refinery has increased from 70,000 bpd to approximately 105,000 bpd. In conjunction with the development of our rail crude unloading facilities at Delaware City, we constructed a railcar storage yard with capacity for 330 railcars that is integral to railcar staging and storage and helps facilitate daily rail traffic at the refinery. Also in 2013 we commenced a third rail crude offloading project to add an additional 40,000 bpd of heavy crude rail unloading capability at the refinery, which is expected to be completed by the second half of 2014. Completion of this third rail project will increase our discharge capacity of heavy crude oil from 40,000 bpd to 80,000 bpd and bring the total rail crude unloading capability up to 185,000 bpd. As a result of our crude rail unloading facility expansion, the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains, we expect to be capable of taking delivery of approximately 80,000 bpd of Canadian heavy crude oil at the Delaware City refinery by the end of 2014. We are also adding additional unloading spots to the dual-loop track to increase unloading capabilities at that facility to approximately 130,000 bpd. Completion of these additional rail projects will increase our discharge capacity of heavy crude oil from 40,000 bpd to 80,000 bpd and bring the total rail crude unloading capability up to 210,000 bpd by the end of 2014, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains.
During 2012 and January 2013, we have entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport this crude to each of our refineries. Of the 5,900 crude railcars, we recently purchased 717 railcars, and subsequently sold them to a third party, which has leased the railcars back to us for periods of between four and six years. This transportation flexibility allows our East Coast refineries to process the most cost advantaged crude available.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and renewable fuel credits, known as RINs, required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas and chemicals.
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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of heating oil. We calculate this refining margin using the New York Harbor market value of gasoline and heating oil against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 53.5% gasoline, 32.5% distillate (consisting of ULSD, marketed as ULSD or low sulfur heating oil, and conventional heating oil), 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (5% petroleum coke, 5% LPGs and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy, and sour crude oil, which has constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we are currently processing a significant volume of price-advantaged crude. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce low value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline, ULSD and heating oil and represent approximately 5.5% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of heating oil. We calculate this refining margin using the New York Harbor market value of gasoline and heating oil against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 37% gasoline, 41% distillate (comprised of jet fuel, ULSD and heating oil), 5.5% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (3% petroleum coke, 4% LPGs, 3% fuel oil, 6% asphalt and 0.5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Paulsboro refinery has generally processed a slate of primarily medium and heavy, and sour crude oil, which has historically constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. We are now also running a significant volume of price advantaged domestic crudes. These feedstocks historically have priced at a discount to Dated Brent;

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce low value products including sulfur, petroleum coke and fuel oil. These products are priced at a significant discount to gasoline and heating oil and represent approximately 6% to 7.5% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which, through an extensive production process, have a low volume yield which limits the volume expansion on crude inputs.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of benchmark WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of gasoline and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 50% gasoline, 36.5% distillate (comprised of approximately 49.5% jet fuel and 50.5% ULSD), 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (6% LPGs, 2% fuel oil and 0.5% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.

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

Results of Operations

The following tables reflect our financial and operating highlights for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share data) except for income taxes, net income attributable to noncontrolling interest and earnings per share, each of which apply only to the financial results of PBF Energy. In addition, general and administrative expenses for PBF Energy for the year ended December 31, 2013 include a charge of $8.5 million associated with a change in the tax receivable agreement liability. PBF Holding's interest expense also includes interest related to an intercompany note with PBF Energy, which is eliminated in consolidation.

	Year Ended December 31,
	2013	2012	2011
Revenue	$19,151,455	$20,138,687	$14,960,338
Cost of sales, excluding depreciation	17,803,314	18,269,078	13,855,163
Gross refining margin (1)	1,348,141	1,869,609	1,105,175
Operating expenses, excluding depreciation	812,652	738,824	658,831
General and administrative expenses	104,334	120,443	86,183
Gain on sale of asset	(183)	(2,329)	—
Acquisition-related expenses	—	—	728
Depreciation and amortization expense	111,479	92,238	53,743
Income from operations	319,859	920,433	305,690
Change in fair value of contingent consideration	—	(2,768)	(5,215)
Change in fair value of catalyst leases	4,691	(3,724)	7,316
Interest income (expense), net	(93,784)	(108,629)	(65,120)
Income before income taxes	230,766	805,312	242,671
Income tax expense	16,681	1,275	—
Net income	214,085	804,037	$242,671
Less: net income attributable to noncontrolling interest	174,545	802,081
Net income attributable to PBF Energy Inc.	$39,540	$1,956
Gross margin	$436,867	$1,046,598	$417,962
Net income available to Class A common stock per share:
Basic	$1.22	$0.08
Diluted	$1.20	$0.08
 ——————————

(1)	See Gross Refining Margin below.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2013	2012	2011
(dollars per barrel, except as noted)
Dated Brent Crude	$108.66	$111.67	$111.26
West Texas Intermediate (WTI) crude oil	$97.99	$94.13	$95.04
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.34	$14.29	$9.93
WTI (Chicago) 4-3-1	$20.09	$27.13	$24.14
Crude Oil Differentials
Dated Brent (foreign) less WTI	$10.67	$17.54	$16.22
Dated Brent less Maya (heavy, sour)	$11.38	$12.04	$12.63
Dated Brent less WTS (sour)	$13.31	$22.95	$18.28
Dated Brent less ASCI (sour)	$6.67	$4.97	$3.82
WTI less WCS (heavy, sour)	$24.62	$21.80	$15.63
WTI less Bakken (light, sweet)	$5.12	$5.77	$(3.31)
WTI less Syncrude (light, sweet)	$0.63	$0.96	$(9.79)
Natural gas (dollars per MMBTU)	$3.73	$2.83	$4.00
Key Operating Information
Production (barrels per day in thousands)	451.0	464.4	427.9
Crude oil and feedstocks throughput (barrels per day in thousands)	452.8	463.2	429.4
Total crude oil and feedstocks throughput (millions of barrels)	165.3	169.5	128.7

2013 Compared to 2012
Overview— Net income for PBF Energy was $214.1 million for the year ended December 31, 2013 compared to $804.0 million for the year ended December 31, 2012. Net income attributable to PBF Energy was $39.5 million, or $1.20 per diluted share ($1.48 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures), for the year ended December 31, 2013. The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income taxes, of approximately 24.4% prior to the June 2013 Secondary Offering and approximately 40.9% subsequent to the June 2013 Secondary Offering. Net income for PBF Holding, which does not include income tax benefits or the expense associated with the change in our tax receivable agreement liability, was $238.9 million for the year ended December 31, 2013 compared to $805.3 million for the year ended December 31, 2012.

Our throughput rates during the year ended December 31, 2013 and 2012, were impacted by unplanned downtime at our Toledo refinery and planned downtime at our Delaware City refinery. On January 31, 2013 there was a brief fire within the fluid catalytic cracking complex at the Toledo refinery that resulted in that unit being temporarily shutdown. The refinery resumed running at planned rates on February 18, 2013. During the fourth quarter of 2013, our Delaware City Refinery was impacted by a 40-day planned turnaround of the coker unit. In the first quarter of 2012, the Toledo refinery was impacted by a 30-day turnaround of its hydrocracker, reformer and UDEX units which commenced on March 9, 2012. Our results for the year ended December 31, 2013 were unfavorably impacted by lower crack spreads and the result of unfavorable crude differentials, higher operating expenses due to increased energy costs, repair and restart costs related to the Toledo fire, turnaround at the Delaware City refinery, as well as higher costs of compliance with the Renewable Fuels Standard.

Revenues— Revenues totaled $19.2 billion for the year ended December 31, 2013 compared to $20.1 billion for the year ended December 31, 2012, a decrease of $1.0 billion, or 4.9%. For the year ended December 31, 2013, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 310,300 bpd and 142,500 bpd, respectively. For the year ended December 31, 2012, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 316,000 bpd, and 147,200 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2013 compared to 2012 was primarily driven by market factors including narrower crude differentials for rail-delivered crude as well as the Delaware City coker unit turnaround which reduced crude run rates during the period. The decrease in throughput rates at our Mid-Continent refinery in 2013 compared to 2012 was primarily due to the refinery's 18-day unplanned down time in the first quarter of 2013, attributable to the fire at the Toledo refinery as described above, as well as refinery maintenance. For the year ended December 31, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,600 bpd and 153,700 bpd, respectively. For the year ended December 31, 2012, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 311,900 bpd and 159,000 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery. Total barrels sold at our East Coast refineries typically reflect inventory movements in addition to throughput rates.

Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,348.1 million, or $8.16 per barrel of throughput, for the year ended December 31, 2013 compared to $1,869.6 million, or $11.03 per barrel of throughput during the year ended December 31, 2012, a decrease of $521.5 million. Gross margin, including refinery operating expenses and depreciation, totaled $436.9 million, or $2.64 per barrel of throughput, for the year ended December 31, 2013, compared to $1,046.6 million, or $6.17 per barrel of throughput, for the year ended December 31, 2012, a decrease of $609.7 million. The decrease in gross refining margin was primarily due to reduced throughput rates, unfavorable movement in crude differentials, and higher costs of compliance with the Renewable Fuels Standard.

Average industry refining margins in the U.S. Mid-Continent were generally weaker during the year ended December 31, 2013, as compared to the same period in 2012. The WTI (Chicago) 4-3-1 industry crack spread was approximately $20.09 per barrel or 25.9% lower in the year ended December 31, 2013, as compared to the same period in 2012. Additionally, the price of WTI versus Syncrude and Bakken decreased in 2013, which negatively impacted our overall cost of crude.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.34 per barrel, or 13.6%, lower in the year ended December 31, 2013, as compared to the same period in 2012. Furthermore, the WTI/Dated Brent differential was $6.87 lower in the year ended December 31, 2013, as compared to the same period in 2012 and the Dated Brent/Maya differential was approximately $0.66 per barrel lower in the year ended December 31, 2013 as compared to the same period in 2012. A decrease in the WTI/Dated Brent crude differential unfavorably impacts our East Coast refineries which have increased shipments of WTI based crudes from the Bakken and Western Canada. A reduction in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $812.7 million, or $4.92 per barrel of throughput, for the year ended December 31, 2013 compared to $738.8 million, or $4.36 per barrel of throughput, for the year ended December 31, 2012, an increase of $73.9 million, or 10.0%. The increase in operating expenses is mainly attributable to an increase of approximately $41.3 million in energy and utilities costs, primarily driven by higher natural gas prices, $11.0 million in increased personnel cost associated with higher headcount attributable to the Delaware rail facility expansion, $8.0 million in repair and restart costs related to the Toledo fire described above, $14.3 million in increased outside engineering and consulting fees related to refinery capital and maintenance projects, and $2.2 million in higher regulatory costs and taxes. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $104.3 million for the year ended December 31, 2013, compared to $120.4 million for the year ended December 31, 2012, an decrease of $16.1 million or 13.4%. The decrease in general and administrative expenses primarily relates to lower employee compensation expense of $30.1 million, which is partially offset by $8.5 million of expense associated with the change in our tax receivable agreement liability and $7.6 million in costs associated with being a public company. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

General and administrative expenses for PBF Holding, which do not include the $8.5 million expense associated with PBF Energy's tax receivable agreement liability, totaled $95.8 million for the year ended December 31, 2013, compared to $120.4 million for the year ended December 31, 2012.

Gain on Sale of Assets— Gain on sale of assets for the year ended December 31, 2013 was $183.0 thousand which related to the sale of railcars which were subsequently leased back, compared to a gain of $2.3 million for the year ended December 31, 2012, for the sale of certain equipment at Paulsboro and Delaware City.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $111.5 million for the year ended December 31, 2013, compared to $92.2 million for the year ended December 31, 2012, an increase of $19.3 million.

The increase was principally due to capital projects including the expansion of the crude rail unloading facility completed in the first quarter of 2013 as well as new system implementations at the corporate level during 2012.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.7 million for the year ended December 31, 2013, compared to a loss of $3.7 million for the year ended December 31, 2012. This gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.

Change in Fair Value of Contingent Consideration— In 2013, there was no change in the fair value of contingent consideration related to the Toledo refinery acquisition and the liability was paid in full in April 2013.

Interest Expense, net— Interest expense totaled $93.8 million for the year ended December 31, 2013, compared to $108.6 million for the year ended December 31, 2012, a decrease of $14.8 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing cost associated with the Inventory Intermediation Agreements, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The decrease in interest expense primarily relates to lower interest costs associated with our credit facilities reflecting lower average outstanding borrowings, reduced financing costs related to the termination of the Paulsboro Statoil supply agreement, and the $4.4 million write-off of deferred financing costs in the first quarter of 2012 on debt that was repaid from the proceeds of our 2012 senior secured notes offering.

Income Tax Expense— As PBF LLC is a limited liability company treated as a "flow-through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, PBF Energy’s consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the closing of our initial public offering on December 18, 2012. However, PBF LLC generally made distributions to its members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income (loss), which was approximately 24.4% prior to the June 2013 Secondary Offering and 40.9% subsequent to the June 2013 Secondary Offering. We do not recognize any income tax expense or benefit related to the noncontrolling interest of the other members in PBF LLC (although, as described elsewhere, we make tax distributions to all members of PBF LLC under the terms of its amended and restated limited liability company agreement). PBF Energy's effective tax rate for the year ended December 31, 2013 was 29.7% reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

PBF Holding, as a limited liability company treated as a "flow-through" entity for income tax purposes, did not recognize a benefit or provision for income tax expense for the years ended December 31, 2013 and 2012.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy, based on the relative equity interest held by such members. The noncontrolling interest ownership percentage as of December 31, 2013 and December 31, 2012 was approximately 59.1% and 75.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
2012 Compared to 2011
Overview—Net income was $804.0 million for the year ended December 31, 2012 compared to $242.7 for the year ended December 31, 2011. Net income attributable to PBF Energy shareholders was $2.0 million, or $0.08 per share, for the year ended December 31, 2012. The net income attributable to PBF Energy shareholders represents PBF Energy’s approximately 24.4% equity interest in PBF LLC’s pre-tax income, less applicable income taxes, for the period from December 18, 2012, the date of the closing of its initial public offering, through December 31, 2012. During the 2011 period, our results reflect twelve months of operations of our Paulsboro refinery, ten months of operations of our Toledo refinery, which was acquired on March 1, 2011, and three months of operations of our Delaware City refinery as it was fully operational in October 2011. Prior to October 2011, we performed activities to turnaround, reconfigure and re-start our Delaware City Refinery. We began restarting our Delaware City refinery in June 2011 and it was fully operational in October 2011.
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
Revenues—Revenues totaled $20.1 billion for the year ended December 31, 2012 compared to $15.0 billion for the year ended December 31, 2011, an increase of $5.2 billion, or 34.6%. The revenue increase primarily relates to year of operations of the Toledo refinery in 2012 compared to ten months in 2011 as a result of its acquisition on March 1, 2011, and twelve months of operations of our Delaware City refinery in 2012, which was being reconfigured and prepared for restart in 2011. For the year ended December 31, 2012, the total throughput rates at our Paulsboro, Toledo, and Delaware City refineries averaged approximately 152,000 bpd, 147,200 bpd, and 164,000 bpd, respectively. For the year ended December 31, 2011, the total throughput rates at our Paulsboro, Toledo and Delaware City refineries averaged approximately 151,400 bpd, 151,400 bpd, and 126,600 bpd, respectively. For the year ended December 31, 2012, the total barrels sold at our Paulsboro, Toledo, and Delaware City refineries averaged approximately 149,800 bpd, 159,000 bpd, and 162,100 bpd, respectively. For the year ended December 31, 2011, the total barrels sold at our Paulsboro, Toledo, and Delaware City refineries averaged approximately 151,700 bpd, 160,800 bpd, and 116,200 bpd, respectively.
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
Gross Margin—Gross refining margin totaled $1,869.6 million, or $11.03 per barrel of throughput, for the year ended December 31, 2012 compared to $1,105.2 million, or $8.59 per barrel of throughput during the year ended December 31, 2011, an increase of $764.4 million. Gross margin totaled $1,046.6 million, or $6.17 per barrel of throughput, for the year ended December 31, 2012 compared to $418.0 million, or $3.25 per barrel of throughput, for the year ended December 31, 2011, an increase of $628.6 million. The increase in both gross refining margin and gross margin was primarily due to a full twelve months of operations at the Toledo and Delaware City refineries in 2012 and higher crack spreads.
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
The increase in our gross refining margin per barrel to $11.03 per barrel for the year ended December 31, 2012 from $8.59 per barrel during the same period in 2011 was primarily driven by improved crack spreads and lower cost of crude at our Toledo refinery, partially offset by an unfavorable increase in the landed cost of crude at our East Coast refineries due to the narrowing of the light/heavy crude differential. In addition, the results of our Paulsboro and Delaware City refineries is compounded by their significant production of low value products such as sulfur, petroleum coke and fuel oils as these products price at a substantial discount to light products. As a result, we were not able to fully benefit from the increase in gasoline and distillates prices during the twelve month period.
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
Income Tax Expense—As PBF LLC is a limited liability company treated as a "flow-through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. Accordingly, our consolidated financial statements do not include a benefit or provision for income taxes for periods prior to the completion of our initial public offering on December 18, 2012. However, we make distributions to our members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on our allocable share of PBF LLC’s pre-tax income (loss), which was approximately 24.4% for the period from December 18, 2012 to December 31, 2012. We do not recognize any income tax expense or benefit related to the noncontrolling interest in PBF LLC.
Noncontrolling Interest—As a result of our initial public offering and the related reorganization transactions, PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the noncontrolling PBF LLC Series A Unit holders. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by the members of PBF LLC other than PBF Energy, which was approximately 75.6% for the period from the completion of our initial public offering, or December 18, 2012, to December 31, 2012 and all earnings prior to the IPO. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the the members of PBF LLC other than PBF Energy, based on the number of PBF LLC Series A units held by such holders. The noncontrolling interest ownership percentage as of December 18, 2012 and December 31, 2012 was approximately 75.6%. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to 75.6% due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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

1
Assumed Exchange of PBF LLC Series A Units for shares of PBF Energy Class A common stock. As a result of the assumed exchange of PBF LLC Series A Units, the noncontrolling interest related to these units is converted to controlling interest. Management believes that it is useful to provide the per-share effect associated with the assumed exchange of all PBF LLC Series A Units.

2
Income Taxes. Prior to the initial public offering, we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after our IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

3
Elimination of Certain Initial Public Offering-Related Expenses. Adjusted Pro Forma results for 2012 also exclude one-time charges relating to our initial public offering. Management believes that this adjustment results in a more meaningful comparison with prior and succeeding period results.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net income attributable to PBF Energy Inc.	$39,540	$1,956	$—
Add: IPO-related expenses(1)	—	8,187	—
Add: Net income attributable to the noncontrolling interest(2)	174,545	802,081	242,671
Less: Income tax expense(3)	(70,167)	(319,732)	(95,758)
Adjusted pro forma net income	$143,918	$492,492	$146,913

Diluted weighted-average shares outstanding of PBF Energy Inc. (4)	33,061,081	97,230,904
Conversion of PBF LLC Series A Units (5)	64,164,045	—	97,230,904
Pro forma shares outstanding—diluted(6)	97,225,126	97,230,904	97,230,904
Adjusted pro forma net income (loss) per fully exchanged, fully diluted shares outstanding	$1.48	$5.07	$1.51

(1)	Represents the elimination of one-time charges associated with our initial public offering.
(2)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(3)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 40.2% for the year ended December 31, 2013 and 39.5% for the years ended December 31, 2012 and 2011 to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (2) above.

(4)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for units of PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the year ended December 31, 2013. Common stock equivalents exclude the effects of options to purchase 1,320,000 and 682,500 shares of PBF Energy's Class A common stock because they are anti-dilutive for the years ended December 31, 2013 and 2012, respectively.

(5)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (2) above.
(6)	Diluted pro forma shares outstanding for 2011 reflect the same number of diluted shares outstanding for 2012 in order to present such pre-IPO period on a comparable basis.
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

	Year Ended December 31,
	2013		2012		2011
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$436,867	$2.64	$1,046,598	$6.17	$417,962	$3.07
Add:
Refinery operating expense	812,652	4.92	738,824	4.36	635,517	5.12
Refinery depreciation expense	98,622	0.60	84,187	0.50	51,696	0.40
Gross refining margin	$1,348,141	$8.16	$1,869,609	$11.03	$1,105,175	$8.59
EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. The Senior Secured Notes, revolving credit facility and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and the ABL Revolving Credit Facility. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.
The following tables reconcile net (loss) income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2013	2012	2011

Reconciliation of net (loss) income to EBITDA:
Net income (1)	$214,085	$804,037	$242,671
Add:Depreciation and amortization expense	111,479	92,238	53,743
Add: Interest expense, net	93,784	108,629	65,120
Add: Income tax expense (1)	16,681	1,275	—
EBITDA	$436,029	$1,006,179	$361,534

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$436,029	$1,006,179	$361,534
Stock based compensation	3,753	2,954	2,516
Change in tax receivable agreement liability	8,540	—	—
Non-cash change in fair value of catalyst lease obligations	(4,691)	3,724	(7,316)
Non-cash change in fair value of contingent consideration	—	2,768	5,215
Non-cash change in fair value of inventory repurchase obligations	(12,985)	9,271	(1,396)
Non-cash deferral of gross profit on finished product sales	(31,329)	19,177	(6,771)
Adjusted EBITDA	$399,317	$1,044,073	$353,782

——————————
(1) Net income for PBF Holding for the years ended December 31, 2013, 2012 and 2011 was $238,876, $805,312 and $242,671 respectively, which excludes $16,681 and $1,275 and $0 of income tax expense of PBF Energy, respectively, and $8,540 of expense associated with the change in the tax receivable agreement liability for the year ended December 31, 2013 and includes $423 of interest expense related to the intercompany notes payable between PBF Holding and PBF Energy for the year ended December 31, 2013.

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
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $291.3 million for the year ended December 31, 2013 compared to net cash provided by operating activities of $812.4 million for the year ended December 31, 2012. Our operating cash flows for the year ended December 31, 2013 included our net income of $214.1 million, plus net non-cash charges relating to depreciation and amortization of $118.0 million, change in deferred income taxes of $16.7 million, pension and other post retirement benefits costs of $16.7 million, change in the tax receivable agreement liability of $8.5 million and stock-based compensation of $3.8 million, partially offset by the change in the fair value of our inventory repurchase obligations of $20.5 million, changes in the fair value of our catalyst lease of $4.7 million, and gain on sale of assets of $183 thousand. In addition, net changes in working capital reflected uses of cash of $61.1 million driven by the timing of inventory purchases and collections of accounts receivables as well as payments associated with the terminations of the MSCG offtake and Statoil supply agreements. Our operating cash flows for the year ended December 31, 2012 included our net income of $804.0 million, plus net non-cash charges relating to depreciation and amortization of $97.7 million, pension and other post retirement benefits of $12.7 million, changes in the fair value of our catalyst lease and Toledo contingent consideration obligations of $6.4 million, change in the fair value of our inventory repurchase obligations of $4.6 million, the write-off of unamortized deferred financing fees related to retired debt of $4.4 million and stock-based compensation of $2.9 million, partially offset by a gain on sales of assets of $2.3 million. In addition, net changes in working capital used $118.0 million in cash driven by increases in hydrocarbon purchases and sales volumes and their associated impact on inventory, accounts receivable, and hydrocarbon-related liabilities.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $313.3 million for the year ended December 31, 2013 compared to net cash used in investing activities of $219.3 million for the year ended December 31, 2012. The net cash flows used in investing activities for the year ended December 31, 2013 was comprised of capital expenditures totaling $318.4 million, expenditures for turnarounds of $64.6 million, primarily at our Delaware City refinery, and expenditures for other assets of $32.7 million, partially offset by $102.4 million in proceeds from the sale of railcars. Net cash used in investing activities for the year ended December 31, 2012 consisted primarily of the capital expenditures totaling $175.9 million, expenditures for turnarounds of $38.6 million, primarily at our Toledo refinery and expenditures for other assets of $8.2 million, slightly offset by $3.4 million in proceeds from the sale of assets.
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
Cash Flows from Financing Activities
Net cash used in financing activities was $187.0 million for the year ended December 31, 2013 compared to $357.4 million for the year ended December 31, 2012. For the year ended December 31, 2013, net cash used in financing activities consisted primarily of distributions and dividends of $195.7 million, payments of contingent consideration related to the Toledo acquisition of $21.4 million and $1.0 million for deferred financing costs offset by $15.0 million of net proceeds from revolver borrowings, $14.3 million in proceeds from sale of catalyst and $1.8 million exercise of Series A options and warrants of PBF Energy Company LLC. For the year ended December 31, 2012, net cash used in financing activities consisted primarily of purchases of PBF LLC Series A units from existing unit holders of $571.2 million, repayments of $484.6 million of long-term debt, net repayments on the ABL credit facility of $270.0 million, a contingent consideration payment related to the Toledo acquisition of $103.6 million, cash distributions to PBF LLC’s members of $161.0 million, $26.1 million for deferred financing costs, and $8.4 million for payments related to initial public offering costs, partially offset by net proceeds from the senior secured notes offering of $665.8 million, net proceeds from the sale of shares of Class A common stock in our initial public offering of $579.1 million, proceeds of $9.5 million from the Paulsboro catalyst lease and proceeds of $13.1 million from the exercise of PBF LLC warrants and options.
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
The cash flow activity of PBF Holding is materially consistent with that discussed above, other than the PBF Holding change in due to/due from related party of $14.7 million included in cash flows from operating activities, as well as proceeds from intercompany notes payable of $31.8 million and distributions of $20.2 million related to tax distributions paid to, or on behalf of, PBF Energy included in cash flows from financing activities.
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
The Senior Secured Notes are secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the ABL Revolving Credit Facility). As of December 31, 2013, payment of the Senior Secured Notes is jointly and severally guaranteed by all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all, or a portion, of the Senior Secured Notes at varying prices equal to no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the Senior Secured Notes contain covenant restrictions limiting certain types of additional debt, equity issuances, and payments. PBF Holding is in compliance with the covenants as of December 31, 2013.
Credit Facilities
ABL Revolving Credit Facility
On May 31, 2011, PBF Holding amended its ABL Revolving Credit Facility with UBS AG, Stamford Branch, as administrative agent and co-collateral agent and certain other lenders to increase its size to $500.0 million by including certain inventory and accounts receivable of the Toledo refinery in the borrowing base. A portion of the proceeds of the ABL Revolving Credit Facility was used on the closing date thereof to repay in full all amounts then outstanding under and to terminate the Products and Intermediates Inventory Promissory Note, dated as of March 1, 2011, in an aggregate principal amount equal to $299.6 million, issued by Toledo Refining in favor of Sunoco. In March, August, and September 2012, we amended the ABL Revolving Credit Facility again to increase the aggregate size to $965.0 million. The ABL Revolving Credit Facility was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017, and amend the borrowing base to include non-U.S. inventory, and was further amended on December 28, 2012 to increase the maximum availability to $1.575 billion. The amended and restated ABL Revolving Credit facility includes an accordion feature which allows for commitments of up to $1.8 billion. The Revolving Loan was further expanded to a maximum availability of $1.610 billion in November 2013. On an ongoing basis, the ABL Revolving Credit Facility is available to PBF Holding and its subsidiaries for working capital and other general corporate purposes.
The ABL Revolving Credit Facility contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt; distributions, dividends and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Senior Secured Notes facility documents; and sale and leaseback transactions. As of December 31, 2013, we were in compliance with these covenants.
As of December 31, 2013, the ABL Revolving Credit Facility provided for revolving loans of up to an aggregate of $1.610 billion, a portion of which was available in the form of letters of credit. The amount available for borrowings and letters of credit under the ABL Revolving Credit Facility is calculated according to a “borrowing base” formula based on (1) 90% of the book value of eligible accounts receivable with respect to investment grade obligors plus (2) 85% of the book value of eligible accounts receivable with respect to non-investment grade obligors plus (3) 80% of the cost of eligible hydrocarbon inventory plus (4) 100% of cash and cash equivalents in deposit accounts subject to a control agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $1.610 billion. As of December 31, 2013, there were $15.0 million outstanding borrowings under the ABL Revolving Credit Facility. Additionally, we had $441.4 million in standby letters of credit issued and outstanding as of that date.
All obligations under the ABL Revolving Credit Facility are guaranteed (solely on a limited recourse basis) to the extent required to support the lien described in clause (y) below by PBF LLC, PBF Finance, and each of our domestic operating subsidiaries and secured by a lien on (y) PBF LLC’s equity interests in PBF Holding and (z) substantially all of the assets of the borrowers and the subsidiary guarantors (subject to certain exceptions). The lien of the ABL Revolving Credit Facility is secured by: all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral); all accounts receivables; all hydrocarbon inventory (other than the Saudi crude oil pledged under the letter of credit facility); to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
Letter of Credit Facility
PBF Holding, Paulsboro Refining and Delaware City Refining were party to a letter of credit facility with BNP Paribas (Suisse) SA, or BNP. The letter of credit facility was terminated in December 2012.
Cash Balances
As of December 31, 2013, our cash and cash equivalents totaled $77.0 million. We also had $12.1 million in restricted cash, which was included within deferred charges and other assets, net on our balance sheet. The restricted cash represents a trust fund we acquired in connection with the Paulsboro refinery acquisition and represents the estimated cost of environmental remediation obligations assumed.
Liquidity
As of December 31, 2013, our total liquidity was approximately $615.9 million, compared to total liquidity of approximately $599.2 million as of December 31, 2012. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the ABL Revolving Credit Facility.
Working Capital
Working capital for PBF Energy at December 31, 2013 was $556.0 million, consisting of $2,200.5 million in total current assets and $1,644.5 million in total current liabilities. Working capital at December 31, 2012 was $704.8 million, consisting of $2,307.9 million in total current assets and $1,603.1 million in total current liabilities.

Working capital for PBF Holding at December 31, 2013 was $541.9 million, consisting of $2,175.0 million in total current assets and $1,633.0 million in total current liabilities. Working capital at December 31, 2012 was $686.8 million, consisting of $2,283.3 million in total current assets and $1,596.5 million in total current liabilities.

Crude and Feedstock Supply Agreements
We have acquired crude oil for our Paulsboro and Delaware City refineries under supply agreements whereby Statoil generally purchases the crude oil requirements for each refinery on our behalf and under our direction. Our agreement with Statoil for Paulsboro was terminated effective March 31, 2013, at which time we began to source Paulsboro’s crude oil and feedstocks internally. We amended our agreement with Statoil for Delaware City in 2012 and the term was extended by Statoil through December 31, 2015. Statoil generally provides transportation and logistics services, risk management services and holds title to the crude oil until we purchase it as it enters the refinery process units. For our purchases of Saudi crude oil, similar to our purchases of other foreign waterborne crudes, we post letters of credit and arrange for shipment. We pay for the crude when we are invoiced and the letter of credit is lifted. Under the Statoil agreements, the amount of crude oil we own and the time we are exposed to market fluctuations is substantially reduced. Under generally accepted accounting principles we record the inventory owned by Statoil on our behalf as inventory with a corresponding accrued liability on our balance sheet because we have risk of loss while the Statoil inventory is in our storage tanks and because we have an obligation to repurchase Statoil’s inventory upon termination of the agreements at the then market value.
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
In connection with the crude and feedstock supply agreements for our Delaware City refinery and formerly for the Paulsboro refinery, Statoil also purchases the refineries production of certain feedstocks or purchases feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks is held by Statoil and stored in the refineries’ storage tanks until they are needed for further use in the refining process. At that time, the feedstocks are drawn out of the storage tanks and purchased by the refineries. These purchases and sales are netted at cost and reported within cost of sales. The feedstock inventory owned by Statoil remains on our balance sheet with a corresponding accrued liability.
At December 31, 2013, the LIFO value of crude oil and feedstocks owned by Statoil included within inventory on our balance sheet was $89.8 million. The corresponding accrued liability for such crude oil and feedstocks was $89.8 million at that date.
Product Offtake Agreements
Prior to the termination of our product offtake agreements on July 1, 2013, our Paulsboro and Delaware City refineries sold their light finished products, certain intermediates and lube base oils to MSCG. Legal title transferred to MSCG as the products left the process units and entered the refinery storage facilities. On a daily basis MSCG, under a payment direction agreement, paid the purchase price of certain finished products directly to Statoil, the counterparty to our crude oil and feedstocks supply agreements, effectively netting our liability for crude and feedstock purchases. The payment direction agreement for Paulsboro was terminated effective March 31, 2013. Any shortfall or overage in the netting process was trued up between us and Statoil. Under generally accepted accounting principles, we deferred the revenue on finished product sales and retain the inventory owned by MSCG on our balance sheet until MSCG shipped the products out of our refinery storage facilities, which typically occurred within an average of six days.
In addition, MSCG purchased the daily production of certain intermediates and lube products. When needed for additional blending or sales to third parties, the Paulsboro and Delaware City refineries repurchased the intermediates or lubes from MSCG. These purchases and sales occurred at the daily market price for the related products and were netted in cost of sales at cost. The inventory of intermediates and lubes owned by MSCG remained in inventory on our balance sheet and the net cash receipts result in a liability that was recorded at market price for the volumes held in storage with any change in the market price being recorded in cost of sales.
At December 31, 2012, the LIFO value of light finished products, intermediates and lubes owned by MSCG included within inventory on our balance sheet was $417.9 million. The corresponding deferred revenue for light finished products and accrued liability for intermediates and lubes was $210.5 million and $270.4 million, respectively.
Inventory Intermediation Agreements

We entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG. Pursuant to the Inventory Intermediation Agreements,

J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into our tanks at the refineries. Inventory held outside the refineries may be purchased and owned by J. Aron under the Inventory Intermediation Agreements upon the agreement of both parties. Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside the refineries as agreed upon by both parties). We currently market and sell the finished products independently to third parties. We entered into the Inventory Intermediation Agreements for the purpose of managing the Products inventory at the Delaware City and Paulsboro refineries. They provide us with financial flexibility and improve our liquidity by allowing us to monetize Products inventory in our tanks as they are produced prior to being sold to third parties.

Our accounts receivable increased from $503.8 million at December 31, 2012 to $596.6 million at December 31, 2013 and our deferred revenue decreased from $210.5 million at December 31, 2012 to $7.8 million at December 31, 2013 as a result of the termination of the MSCG offtake agreements and commencement of the J. Aron Inventory Intermediation Agreements. Previously, under the MSCG offtake agreements, we sold substantially all of our East Coast finished products to MSCG and received payment on the day of sale. We deferred the revenue on these finished product sales until MSCG shipped the products out of our refinery storage facilities. Under the J. Aron agreements no revenue is deferred as we sell finished products directly to third parties with varying payment terms and recognize revenue as the products are shipped and title transfers to the customer. Similarly, accounts payable increased from $360.1 million at December 31, 2012 to $402.3 million at December 31, 2013, primarily as a result of the termination of the Statoil supply agreement at Paulsboro and our increased purchases of crude by rail delivered to the East Coast.
At December 31, 2013, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $378.3 million. The corresponding accrued liability for such intermediates and finished products was $378.3 million at that date.
Capital Spending

Capital spending was $415.7 million for the year ended December 31, 2013, which primarily included safety related enhancements and facility improvements at the refinery and the continued expansion of the rail unloading facilities at our Delaware City refinery.
We are pursuing capital project opportunities designed to increase the profitability of our Toledo refinery. These projects are expected to improve crude sourcing and flexibility, further diversify our product sales into higher margin chemicals and improve the ULSD and total liquid yield from the Toledo refinery. We spent approximately $30.7 million through December 31, 2013 related to these capital projects and estimate aggregate total capital expenditures of approximately $85.0 million through the end of 2015.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$743,589	$26,887	$41,202	$—	$675,500
Interest payments on debt facilities (a)	423,417	72,466	143,312	124,046	83,593
Delaware Economic Development Authority Loan (b)	—	—	—	—	—
Operating Leases (c)	311,323	59,410	101,721	81,877	68,315
Purchase obligations (d):
Crude Supply and Offtake Agreements	454,893	454,893	—	—	—
Other Supply and Capacity Agreements	483,351	60,023	98,207	91,544	233,577
Construction obligations	13,088	13,088	—	—	—
Environmental obligations (e)	14,874	2,907	1,492	1,439	9,036
Pension and post-retirement obligations (f)	96,023	6,669	9,287	17,257	62,810
Tax receivable agreement obligations (g)	287,316	12,541	53,604	32,821	188,350
Total contractual cash obligations	$2,827,874	$708,884	$448,825	$348,984	$1,321,181

(a)	Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding revolving credit agreement; (ii) the repayment of indebtedness incurred in connection with the senior secured notes offering; and (iii) the repayment of our catalyst lease obligations on their maturity dates.
Interest payments on debt facilities include cash interest payments on the Senior Secured Notes, catalyst lease obligations, plus cash payments for the commitment fee on the unused ABL Revolving Credit Facility and letter of credit fees on the letters of credit outstanding at December 31, 2013. With the exception of our catalyst leases and outstanding borrowings on the Revolver, we have no long-term debt maturing before 2020 as of December 31, 2013.

(b)	Delaware Economic Development Authority Loan
The Delaware Economic Development Authority Loan converts to a grant in tranches of $4.0 million annually, starting at the one year anniversary of the Delaware City refinery’s “certified re-start date” provided we meet certain criteria, all as defined in the loan agreement. We expect that we will meet the requirements to convert the loan to a grant and that we will ultimately not be required to repay the $20.0 million loan. Our Delaware Economic Development Authority Loan is further explained in the Delaware Economic Development Authority Loan footnote in our consolidated financial statements, “Item 8. Financial Statements and Supplementary Data.”

(c)	Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in the Commitments and Contingencies footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.” During 2012 and January 2013, we have entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport this crude to each of our refineries. Any such leases will commence as the railcars are delivered. Of the 5,900 crude railcars, we recently purchased 717 railcars, and subsequently sold them to a third party, which has leased the railcars back to us for periods of between four and six years.

(d)	Purchase Obligations
We have obligations to repurchase crude oil, feedstocks, certain intermediates and refined products under various crude supply and product offtake agreements with J. Aron and Statoil as further explained at the Summary of Significant Accounting Policies, Inventories and Accrued Expenses footnotes to our financial statements, “Item 8. Financial Statements and Supplementary Data.”
Payments under Other Supply and Capacity Agreements include contracts for the supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2013.

(e)	Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and acquired a trust fund established to meet the state’s related financial assurance requirement, recorded as a liability in the amount of $12.1 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $14.9 million as of December 31, 2013.
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

(f)	Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained at the Employee Benefit Plans footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.”

(g)	Tax Receivable Agreement Obligations
We used a portion of the proceeds from our IPO to purchase PBF LLC Series A Units from the the members of PBF LLC other than PBF Energy. In addition, the members of PBF LLC other than PBF Energy may (subject to the terms of the exchange agreement) exchange their PBF LLC Series A Units for shares of Class A common stock of PBF Energy on a one-for-one basis. As a result of both the purchase of PBF LLC Series A Units and subsequent Secondary Offerings and exchanges, PBF Energy is entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. In addition, the purchase of PBF LLC Series A Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on the future disposition of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with the members of PBF LLC other than PBF Energy that provides for the payment by PBF Energy to our previous owners of 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries.
PBF Energy expects to obtain funding for these payments by causing PBF Holding to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2013 include the members of PBF LLC other than PBF Energy holding a 59.1% interest and PBF Energy holding a 40.9% interest. The members of PBF LLC other than PBF Energy may reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure and Our Class A Common Stock—In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our company.”
The table above reflects our estimated timing of payments under the tax receivable agreement assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement as of December 31, 2013. In addition, in January 2014, Blackstone and First Reserve completed a secondary offering which is estimated to increase our tax receivable agreement liability to $439.6 million as a result of the secondary offering and the corresponding tax benefits expected to be generated in future years from this transaction.
Tax distributions
PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions will be an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC will make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. As these distributions are conditional they have been excluded from the table above.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2013, other than outstanding letters of credit in the amount of approximately $441.4 million.
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
Prior to July 1, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under product offtake agreements with each refinery (the “Offtake Agreements”). On a daily basis, MSCG purchased and paid for the refineries’ production of light finished products as they were produced, delivered to the refineries’ storage tanks, and legal title passes to MSCG. Revenue on these product sales was deferred until they were shipped out of the storage facility by MSCG.
Under the Offtake Agreements, the Company’s Paulsboro and Delaware City refineries also entered into purchase and sale transactions of certain intermediates and lube base oils whereby MSCG purchased and paid for the refineries’ production of certain intermediates and lube products as they were produced and legal title passed to MSCG. The intermediate products were held in the refineries’ storage tanks until they were needed for further use in the refining process. The intermediates may also have been sold to third parties. The refineries had the right to repurchase lube products and do so to supply other third parties with that product. When the refineries needed intermediates or repurchase lube products, the products were drawn out of the storage tanks, title passed back to the refineries and MSCG was paid for those products. These transactions occurred at the daily market price for the related products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to MSCG. Inventory remained at cost and the net cash receipts result in a liability that was recorded at market price for the volumes held in storage with any change in the market price being recorded in costs of sales. The liability represents the amount the Company expected to pay to repurchase the volumes held in storage.
While MSCG had legal title, it had the right to encumber and/or sell these products and any such sales by MSCG result in sales being recognized by the refineries when products were shipped out of the storage facility. As the exclusive vendor of intermediate products to the refineries, MSCG had the obligation to provide the intermediate products to the refineries as they were needed. Accordingly, sales by MSCG to others were limited and only made with the Company or its subsidiaries’ approval.
As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG.
Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the Company's tanks at the refineries. All purchase and sale transactions under the Inventory Intermediation Agreements are consummated at a benchmark market price adjusted for a specified product type differential. The sale and purchase transactions under the Inventory Intermediation Agreements are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes to J. Aron. The Products inventory remains on our balance sheet at cost and the net cash receipts result in a liability that is recorded at market price for the volume of Products inventory held in our refineries’ storage tanks with any change in the market price recorded in costs of sales.
Furthermore, J. Aron agrees to sell the Products back to the Company as the Products are discharged out of the refineries' tanks. J. Aron has the right to store the Products purchased in the Company's tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. Inventory held outside the refineries may be owned by the Company or by J. Aron under the Inventory Intermediation Agreements. The Company will market and sell the Products independently to third parties.
Our Delaware City refinery sells and purchases feedstocks under a supply agreement primarily with Statoil. Statoil purchases the refinery’s production of certain feedstocks or purchases feedstocks from third parties on the refinery’s behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refinery’s storage tanks until they are needed for further use in the refining process. At that time the feedstocks are drawn out of the storage tanks and purchased by us. These purchases and sales are settled monthly at the daily market prices related to those feedstocks. These transactions are considered to be made in the contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refinery to the counterparty. Inventory remains at cost and the net cash receipts result in a liability. The Statoil crude supply agreement with Paulsboro terminated effective March 31, 2013, at which time we began to purchase from Statoil the feedstocks owned by them at that date.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
Our Delaware City refinery acquires a portion of its crude oil from Statoil under our crude supply agreement whereby we take title to the crude oil as it is delivered to our processing units. We have risk of loss while the Statoil inventory is in our storage tanks. We are obligated to purchase all of the crude oil held by Statoil on our behalf upon termination of the agreements. As a result of the purchase obligations, we record the inventory of crude oil and feedstocks in the refinery’s storage facilities. The purchase obligations contain derivatives that change in value based on changes in commodity prices. Such changes are included in our cost of sales. Our agreement with Statoil for Paulsboro terminated effective March 31, 2013, at which time we began to source crude oil and feedstocks internally.
For the period from March 1, 2011 through May 31, 2011, our Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement whereby we took title to the crude oil as it was delivered to the refinery processing units. We had custody and risk of loss for MSCG’s crude oil stored on the refinery premises. As a result, we recorded the crude oil in the Toledo refinery’s storage facilities as inventory with a corresponding accrued liability. Effective June 1, 2011 we entered into a new supply agreement with MSCG under which we take legal title to the crude oil at certain interstate pipeline delivery locations. We record an accrued liability at each period-end for the amount we owe MSCG for the crude oil that we own but have not processed. The accrued liability is based on the period-end market value, as it represents our best estimate of what we will pay for the crude oil.
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

Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated until the next turnaround occurs (generally three to five years).
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
All derivative instruments that are not designated as normal purchases or sales are recorded in our balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchases and sales exemption are accounted for upon settlement. Prior to June 30, 2011 we did not apply hedge accounting to any of our derivative instruments. Effective July 1, 2011, we elected fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.
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
Pursuant to the tax receivable agreement we entered into at the time of our initial public offering, we are required to pay PBF LLC Series A Unit holders, who exchange their units for PBF Energy stock or whose units we purchase, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the tax receivable agreement. We have recognized a liability for the tax receivable agreement reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement. Our estimate of the tax agreement liability is based on forecasts of future taxable income over the anticipated life of our future business operations, assuming no material changes in the relevant tax law. The assumptions used in the forecasts are subject to substantial uncertainty about our future business operations and the actual payments that we are required to make under the tax receivable agreement could differ materially from current estimate. We must adjust the estimated tax receivable agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for our Class A common stock. Such adjustments will be based on forecasts of future taxable income and our future business operations at the time of such purchases or exchanges. Periodically, we may adjust the liability based on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. These periodic adjustments to the tax receivable liability, if any, are recorded in general and administrative expense and may result in adjustments to our income taxe expense and deferred tax assets and liabilities.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements requiring adoption subsequent to December 31, 2013 that would have a significant impact on our results of operations or financial position.

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

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 26.8% of the outstanding voting interests of PBF Energy as of December 31, 2013 and have nominated three of the current directors on PBF Energy's Board of Directors. Accordingly, Blackstone may be deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also be deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

We have received notice from Blackstone that Travelport Limited ("Travelport"), which may be considered an affiliate of Blackstone, as part of their global business in the travel industry, provides certain passenger travel related GDS and airline IT services to Iran Air and certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals. Prior to and during the reporting period, Travelport also provided airline IT services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, natural gas, interest rates, or to capture market opportunities.

Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and offtake agreements as well as through the use of various commodity derivative instruments.
Certain of our crude and feedstock supply agreements and products offtake agreements, reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreements with Statoil allow us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery allows us to price and pay for our crude oil as it is processed at that refinery. In addition, the products offtake agreements with MSCG for our Delaware City and Paulsboro refineries that were terminated effective July 1, 2013, allowed us to sell our light finished products, certain intermediates and lube base oils as they were produced. Subsequent to termination of the MSCG products offtake agreements, we independently sell and market our refined products to customers on the spot market or through term agreements.
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of our supply and offtake agreements. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At December 31, 2013 and 2012, we had gross open commodity derivative contracts representing 43.2 million barrels and 10.5 million barrels, respectively, with an unrealized net (loss) gain of $(19.4) million and $1.4 million, respectively. The open commodity derivative contracts as of December 31, 2013 expire at various times during 2014.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 13.9 million barrels and 14.4 million barrels at December 31, 2013 and December 31, 2012, respectively. The average cost of our hydrocarbon inventories was approximately $101.65 and $101.89 per barrel on a LIFO basis at December 31, 2013 and December 31, 2012, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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

Interest Rate Risk
During 2013, we amended the terms of our ABL Revolving Credit Facility to increase the size of our asset-based revolving credit facility from $1.575 to $1.610 billion. Borrowings under our ABL Revolving Credit Facility bear interest at the Adjusted LIBOR Rate plus 1.75% to 2.50%, depending on our debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by $16.1 million annually.

We also have interest rate exposure in connection with our Statoil and MSCG crude oil agreements and J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
MSCG and Sunoco accounted for 29% and 10%, respectively, of our total sales for the year ended December 31, 2013 and 57% and 10%, respectively, of our total sales for the year ended December 31, 2012. Sunoco accounted for 10% of total trade accounts receivable as of December 31, 2013 and Statoil and Sunoco accounted for 28% and 10% of accounts receivables, respectively, as of December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 framework). Based on such assessment, we conclude that as of December 31, 2013, the Company’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page F-3 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
During the fourth quarter of 2013, the Board of Directors approved, based on the recommendation of the Compensation Committee, equity awards under the Company’s 2012 Equity Incentive Plan of options to purchase 250,000 shares of Class A common stock to Thomas D. O’Malley, our Executive Chairman, and options to purchase 100,000 shares of Class A common stock to Thomas J. Nimbley, our Chief Executive Officer. Granted on October 29, 2013, the options have an exercise price of $26.08 (the closing stock price on the date of grant) and vest in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration under certain circumstances set forth in the applicable award agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required under this Item will be contained in our 2014 Proxy Statement, incorporated herein by reference.
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
See also Executive Officers of the Registrant under “Item 1. Business” of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2014 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchasers of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans.”
Additional information required by this Item will be contained in our 2014 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2014 Proxy Statement, incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item will be contained in our 2014 Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   1. Financial Statements. The consolidated financial statements of PBF Energy Inc., PBF Holding Company LLC and subsidiaries, required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements beginning on page F-1.
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

3.3	Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (File No. 333-186007))

3.4	Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (File No. 333-186007))

3.5	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (File No. 333-186007))

3.6	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (File No. 333-186007))

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

10.1.1
Assignment and Assumption Agreement, dated as of March 1, 2012, by and between Toledo Refining Company LLC, PBF Holding Company LLC, and Sunoco, Inc. (R&M) (Incorporated by reference to Exhibit 10.4.1 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

Number	Description

10.2†
Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012, by and between Morgan Stanley Capital Group Inc. and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.23 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.2.1
First Amendment to Amended and Restated Crude Oil Acquisition Agreement, dated as of June 28, 2012, by and between PBF Holding Company LLC and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23.1 filed with PBF Energy Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.2.2
Second Amendment to Amended and Restated Crude Oil Acquisition Agreement, dated as of October 11, 2012, by and between PBF Holding Company LLC and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23.2 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.2.3*	Third Amendment to Amended and Restated Crude Oil Acquisition Agreement, dated as of January 15, 2014, by and between PBF Holding Company LLC and Morgan Stanley Capital Group Inc.

10.3†
Crude Oil/Feedstock Supply/Delivery and Services Agreement, effective as of April 7, 2011, by and between Statoil Marketing & Trading (US) Inc. and Delaware City Refining Company LLC, as amended as of July 29, 2011 (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.3.1
Agreement on Modification to the DCR Crude Supply Agreement, effective as of October 31, 2012, by and between Statoil Marketing & Trading (US) Inc. and Delaware City Refining Company LLC (Incorporated by reference to Exhibit 10.8.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.4
Second Amended and Restated Revolving Credit Agreement dated as of October 26, 2012, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Toledo Refining Company LLC, the lenders party thereto in their capacities as lenders thereunder, UBS AG, Stamford Branch, as Administrative Agent and Co-Collateral Agent, and Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Collateral Agents (Incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.4.1
Amendment No. 1 and Increase Joinder Agreement to Second Amended and Restated Revolving Credit Agreement, dated as of December 28, 2012, entered into by and among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Toledo Refining Company LLC, each other loan party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.10.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

10.5†
Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s June 30, 2013 Form 10-Q (File No. 001-35764))

10.6†
Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s June 30, 2013 Form 10-Q (File No. 001-35764))

10.7
Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.8	Exchange Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.9	Tax Receivable Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

Number	Description

10.10	Stockholders’ Agreement of PBF Energy Inc. (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.11**
Second Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas D. O’Malley (Incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.12**
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

10.17
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.18**	PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.19**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.20**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with PBF Energy Inc.’s December 31, 2012 Form 10-K (File No. 001-35764))

12.1*	Computation of Ratios of Earnings to Fixed Charge of PBF Holding Company LLC.

21.1*	Subsidiaries of PBF Energy Inc. and PBF Holding Company LLC.

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney of PBF Energy Inc. (included on signature page)

24.2*	Power of Attorney of PBF Holding Company LLC (included on signature page)

31.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.3*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the SEC.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC. AND PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
PBF Energy Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets as of December 31, 2013 and 2012 of PBF Energy Inc. and subsidiaries (the “Company”) and the related combined and consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 (combined and consolidated for 2012 and 2011 with PBF Energy Company LLC and subsidiaries). These combined and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of PBF Energy Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 (combined and consolidated for 2012 and 2011 with PBF Energy Company LLC and subsidiaries), in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and the Board of Directors of
PBF Energy Inc. and subsidiaries
We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Directors of
PBF Holding Company LLC and subsidiaries
We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Holding Company LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2014

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,970	$285,884
Accounts receivable	596,647	503,796
Inventories	1,445,517	1,497,119
Deferred tax asset	25,529	7,717
Prepaid expense and other current assets	55,843	13,388
Total current assets	2,200,506	2,307,904

Property, plant and equipment, net	1,781,589	1,635,587
Deferred tax assets	169,234	112,862
Deferred charges and other assets, net	262,479	197,349
Total assets	$4,413,808	$4,253,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$402,293	$360,057
Accrued expenses	1,209,881	1,031,467
Payable to related parties pursuant to tax receivable agreement	12,541	1,007
Current portion of long-term debt	12,029	—
Deferred revenue	7,766	210,543
Total current liabilities	1,644,510	1,603,074

Delaware Economic Development Authority loan	12,000	20,000
Long-term debt	723,547	709,980
Payable to related parties pursuant to tax receivable agreement	274,775	159,004
Other long-term liabilities	43,720	38,099
Total liabilities	2,698,552	2,530,157

Commitments and contingencies (Note 14)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 39,665,473 shares outstanding at December 31, 2013, 23,571,221 shares outstanding at December 31, 2012	40	24
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 40 shares outstanding at December 31, 2013, 41 shares outstanding at December 31, 2012	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2013 and 2012	—	—
Additional paid in capital	657,499	417,835
Retained earnings	3,579	1,956
Accumulated other comprehensive loss	(6,988)	(61)
Total PBF Energy Inc. equity	654,130	419,754
Noncontrolling interest	1,061,126	1,303,791
Total equity	1,715,256	1,723,545
Total liabilities and equity	$4,413,808	$4,253,702

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$19,151,455	$20,138,687	$14,960,338

Cost and expenses:
Cost of sales, excluding depreciation	17,803,314	18,269,078	13,855,163
Operating expenses, excluding depreciation	812,652	738,824	658,831
General and administrative expenses	104,334	120,443	86,183
Gain on sale of assets	(183)	(2,329)	—
Acquisition related expenses	—	—	728
Depreciation and amortization expense	111,479	92,238	53,743
	18,831,596	19,218,254	14,654,648

Income from operations	319,859	920,433	305,690

Other income (expense)
Change in fair value of contingent consideration	—	(2,768)	(5,215)
Change in fair value of catalyst lease	4,691	(3,724)	7,316
Interest expense, net	(93,784)	(108,629)	(65,120)
Income before income taxes	230,766	805,312	242,671
Income tax expense	16,681	1,275	—
Net income	214,085	804,037	$242,671
Less: net income attributable to noncontrolling interest	174,545	802,081
Net income attributable to PBF Energy Inc.	$39,540	$1,956

Weighted-average shares of Class A common stock outstanding
Basic	32,488,369	23,570,240
Diluted	33,061,081	97,230,904
Net income available to Class A common stock per share:
Basic	$1.22	$0.08
Diluted	$1.20	$0.08

Dividends per common share	$1.20	$—

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$214,085	$804,037	$242,671
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	(308)	2	5
Net loss on pension and other postretirement benefits	(5,289)	(6,567)	(1,332)
Total other comprehensive loss	(5,597)	(6,565)	(1,327)
Comprehensive income	208,488	797,472	$241,344
Less: Comprehensive income attributable to noncontrolling interest	171,218	795,577
Comprehensive income attributable to PBF Energy Inc.	$37,270	$1,895

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(IN THOUSANDS, EXCEPT SHARE DATA)

	PBF Energy Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Former Controlling Interest Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	—	$—	—	$—	$—	$—	$(1,049)	$459,710	$—	$458,661
Comprehensive income	—	—	—	—	—	—	(1,327)	242,671	—	241,344
Member capital contributions	—	—	—	—	—	—	—	408,397	—	408,397
Stock based compensation	—	—	—	—	—	—	—	2,516	—	2,516
Balance, December 31, 2011	—	—	—	—	—	—	(2,376)	1,113,294	—	1,110,918
Comprehensive income	—	—	—	—	—	1,956	(6,565)	792,076	10,005	797,472
Exercise of PBF Energy Company LLC warrants and options	—	—	—	—	—	—	—	13,107	—	13,107
Distributions to former controlling interest holders	—	—	—	—	—	—	—	(160,965)	—	(160,965)
Stock based compensation	—	—	—	—	88	—	—	2,866	—	2,954
Issuance of Class B common stock	—	—	39	—	—	—	—	—	—	—
Sale of Class A common stock in initial public offering, net of $42,109 in issuance costs and underwriters’ discount	23,567,686	24	—	—	570,627	—	—	—	—	570,651
Purchase PBF Energy Company LLC units from former controlling interest holders	—	—	—	—	(570,650)	—	—	(510)	—	(571,160)
Record deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(39,432)	—	—	—	—	(39,432)
Record initial allocation of non-controlling interest upon completion of initial public offering	—	—	—	—	457,202	—	8,689	(1,759,868)	1,293,977	—
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	3,535	—	2	—	—	—	—	—	—	—
Noncontrolling Interest	—	—	—	—	—	—	191	—	(191)	—
Balance, December 31, 2012	23,571,221	24	41	—	417,835	1,956	(61)	—	1,303,791	1,723,545
Comprehensive income	—	—	—	—	—	39,540	(5,597)	—	174,545	208,488
Exercise of PBF Energy Company LLC warrants and options	—	—	—	—	—	—	—	—	1,757	1,757
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	(157,745)	(157,745)
Stock based compensation	60,392	—	—	—	2,444	—	—	—	1,309	3,753
Dividends	—	—	—	—	—	(37,917)	—	—	—	(37,917)
Record effect of Secondary Offering on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(26,625)	—	—	—	—	(26,625)
Effects of Secondary Offering	15,950,000	16	—	—	263,845	—	(3,600)	—	(260,261)	—
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	83,860	—	(1)	—	—	—	—	—	—	—
Noncontrolling Interest	—	—	—	—	—	—	2,270	—	(2,270)	—
Balance, December 31, 2013	39,665,473	$40	40	$—	$657,499	$3,579	$(6,988)	$—	$1,061,126	$1,715,256

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$214,085	$804,037	242,671
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	118,001	97,650	56,919
Stock-based compensation	3,753	2,954	2,516
Change in fair value of catalyst lease obligation	(4,691)	3,724	(7,316)
Change in fair value of contingent consideration	—	2,768	5,215
Deferred income taxes	16,681	—	—
Change in tax receivable agreement liability	8,540	—	—
Non-cash change in inventory repurchase obligations	(20,492)	4,576	25,329
Write-off of unamortized deferred financing fees	—	4,391	—
Pension and other post retirement benefits costs	16,728	12,684	9,769
Gain on disposition of property, plant and equipment	(183)	(2,329)	—

Changes in current assets and current liabilities:
Accounts receivable	(92,851)	(187,544)	(279,315)
Inventories	45,991	(80,097)	(512,054)
Other current assets	(42,455)	49,971	(56,953)
Accounts payable	42,236	73,990	249,765
Accrued expenses	209,479	35,892	395,093
Deferred revenue	(202,777)	21,309	122,895
Other assets and liabilities	(20,716)	(31,543)	(5,252)
Net cash provided by operations	291,329	812,433	249,282

Cash flow from investing activities:
Acquisition of Toledo refinery, net of cash received from sale of assets	—	—	(168,156)
Expenditures for property, plant and equipment	(318,394)	(175,900)	(488,721)
Expenditures for deferred turnarounds cost	(64,616)	(38,633)	(62,823)
Expenditures for other assets	(32,692)	(8,155)	(23,339)
Proceeds from sale of assets	102,428	3,381	4,700
Other	—	—	(854)
Net cash used in investing activities	(313,274)	(219,307)	(739,193)

Cash flows from financing activities:
Proceeds from members' capital contributions to PBF Energy Company LLC (former controlling interest)	—	—	408,397
Exercise of Series A options and warrants of PBF Energy Company LLC, net	1,757	13,107	—
Distribution to PBF Energy Company LLC members	(157,745)	(160,965)	—
Proceeds from sale of Class A common stock, net of underwriters' discount of $33,702	—	579,058	—
Purchase of PBF Energy Company LLC Series A units from existing unit holders	—	(571,160)	—
Payment of costs associated with initial public offering	—	(8,408)	—
Dividend payments	(37,917)	—	—
Proceeds from Senior Secured Notes	—	665,806	—
Proceeds from long-term debt	—	430,000	488,894
Proceeds from catalyst lease	14,337	9,452	18,624
Proceeds from revolver borrowings	1,450,000	—	—
Repayments of revolver borrowings	(1,435,000)	—	—
Repayment of seller note inventory	—	—	(299,645)
Repayments of long-term debt	—	(1,184,597)	(220,401)
Payment of contingent consideration related to acquisition of Toledo refinery	(21,357)	(103,642)	—
Deferred financing costs and other	(1,044)	(26,059)	(11,249)
Net cash (used in) provided by financing activities	(186,969)	(357,408)	384,620

Net (decrease) increase in cash and cash equivalents	(208,914)	235,718	(105,291)
Cash and equivalents, beginning of period	285,884	50,166	155,457
Cash and equivalents, end of period	$76,970	$285,884	$50,166

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(COMBINED AND CONSOLIDATED WITH PBF ENERGY COMPANY LLC AND SUBSIDIARIES)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow disclosures
Non-cash activities:
Promissory not issued for Toledo refinery acquisition	$—	$—	$200,000
Seller note issued for acquisition of inventory	—	—	299,645
Fair value of Toledo refinery contingent consideration	—	—	117,017
Conversion of Delaware Economic Development Authority loan to grant	8,000	—	—
Accrued construction in progress	33,747	16,481	5,909
Cash paid during year for:
Interest (including capitalized interest of $5,672, $6,697 and $13,027 in 2013, 2012 and 2011)	92,848	89,233	67,020
Income taxes	1,065	—	—

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,970	$254,291
Accounts receivable	596,647	503,796
Due from related party	—	14,721
Inventories	1,445,517	1,497,119
Prepaid expense and other current assets	55,843	13,388
Total current assets	2,174,977	2,283,315

Property, plant and equipment, net	1,781,589	1,635,587
Deferred charges and other assets, net	262,479	197,349
Total assets	$4,219,045	$4,116,251

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$402,293	$360,057
Accrued expenses	1,210,945	1,025,918
Current portion of long-term debt	12,029	—
Deferred revenue	7,766	210,543
Total current liabilities	1,633,033	1,596,518

Delaware Economic Development Authority loan	12,000	20,000
Long-term debt	723,547	709,980
Intercompany notes payable	31,835	—
Other long-term liabilities	46,477	38,099
Total liabilities	2,446,892	2,364,597

Commitments and contingencies (Note 14)

Equity:
Member's equity	933,164	930,098
Retained earnings	853,527	830,497
Accumulated other comprehensive loss	(14,538)	(8,941)
Total equity	1,772,153	1,751,654
Total liabilities and equity	$4,219,045	$4,116,251

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Revenues	$19,151,455	$20,138,687	$14,960,338

Costs and expenses:
Cost of sales, excluding depreciation	17,803,314	18,269,078	13,855,163
Operating expenses, excluding depreciation	812,652	738,824	658,831
General and administrative expenses	95,794	120,443	86,183
Gain on sale of assets	(183)	(2,329)	—
Acquisition related expenses	—	—	728
Depreciation and amortization expense	111,479	92,238	53,743
	18,823,056	19,218,254	14,654,648

Income from operations	328,399	920,433	305,690

Other income (expense)
Change in fair value of contingent consideration	—	(2,768)	(5,215)
Change in fair value of catalyst lease	4,691	(3,724)	7,316
Interest expense, net	(94,214)	(108,629)	(65,120)
Net income	$238,876	$805,312	$242,671

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$238,876	$805,312	$242,671
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(308)	2	5
Net loss on pension and other postretirement benefits	(5,289)	(6,567)	(1,332)
Total other comprehensive loss	(5,597)	(6,565)	(1,327)
Comprehensive income	$233,279	$798,747	$241,344

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Member’s Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2011	$516,231	$(1,049)	$(56,521)	$458,661
Member contributions	408,397	—	—	408,397
Stock based compensation	2,516	—	—	2,516
Net income	—	—	242,671	242,671
Other comprehensive income	—	(1,327)	—	(1,327)
Balance at December 31, 2011	927,144	(2,376)	186,150	1,110,918
Member distributions	—	—	(160,965)	(160,965)
Stock based compensation	2,954	—	—	2,954
Net income	—	—	805,312	805,312
Other comprehensive income	—	(6,565)	—	(6,565)
Balance at December 31, 2012	930,098	(8,941)	830,497	1,751,654
Member distributions	—	—	(215,846)	(215,846)
Member contribution	1,757	—	—	1,757
Stock based compensation	1,309	—	—	1,309
Net income	—	—	238,876	238,876
Other comprehensive income	—	(5,597)	—	(5,597)
Balance at December 31, 2013	$933,164	$(14,538)	$853,527	$1,772,153

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$238,876	$805,312	$242,671
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	118,001	97,650	56,919
Stock-based compensation	3,753	2,954	2,516
Change in fair value of catalyst lease obligation	(4,691)	3,724	(7,316)
Change in fair value of contingent consideration	—	2,768	5,215
Non-cash change in inventory repurchase obligations	(20,492)	4,576	25,329
Write-off of unamortized deferred financing fees	—	4,391	—
Pension and other post retirement benefit costs	16,728	12,684	9,768
Gain on disposition of property, plant and equipment	(183)	(2,329)	—

Changes in current assets and current liabilities:
Accounts receivable	(92,851)	(187,544)	(279,315)
Due to/from related party	14,721	(14,721)	—
Inventories	45,991	(80,097)	(512,054)
Other current assets	(42,455)	49,971	(56,953)
Accounts payable	42,236	73,990	249,765
Accrued expenses	214,817	30,343	395,093
Deferred revenue	(202,777)	21,309	122,895
Other assets and liabilities	(20,403)	(31,544)	(5,251)
Net cash provided by operations	311,271	793,437	249,282

Cash flows from investing activities:
Acquisition of Toledo refinery, net of cash received for sale of assets	—	—	(168,156)
Expenditures for property, plant and equipment	(318,394)	(175,900)	(488,721)
Expenditures for deferred turnarounds costs	(64,616)	(38,633)	(62,823)
Expenditures for other assets	(32,692)	(8,155)	(23,339)
Proceeds from sale of assets	102,428	3,381	4,700
Other	—	—	(854)
Net cash used in investing activities	(313,274)	(219,307)	(739,193)

Cash flows from financing activities:
Proceeds from revolver borrowings	1,450,000	—	—
Proceeds from intercompany notes payable	31,835	—	—
Proceeds from member's capital contributions	1,757	—	408,397
Proceeds from Senior Secured Notes	—	665,806	—
Proceeds from long-term debt	—	430,000	488,894
Proceeds from catalyst lease	14,337	9,452	18,624
Distributions to members	(215,846)	(160,965)	—
Repayment of seller note for inventory	—	—	(299,645)
Repayments of revolver borrowings	(1,435,000)	—	—
Repayments of long-term debt	—	(1,184,597)	(220,401)
Payment of contingent consideration related to acquisition of Toledo refinery	(21,357)	(103,642)	—
Deferred financing costs and other	(1,044)	(26,059)	(11,249)
Net (cash used in) provided by financing activities	(175,318)	(370,005)	384,620

Net (decrease) increase in cash and cash equivalents	(177,321)	204,125	(105,291)
Cash and equivalents, beginning of period	254,291	50,166	155,457
Cash and equivalents, end of period	$76,970	$254,291	$50,166

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Supplemental cash flow disclosures
Non-cash activities:
Promissory not issued for Toledo refinery acquisition	$—	$—	$200,000
Seller note issued for acquisition of inventory	—	—	299,645
Fair value of Toledo refinery contingent consideration	—	—	117,017
Conversion of Delaware Economic Development Authority loan to grant	8,000	—	—
Accrued construction in progress	33,747	16,481	5,909
Cash paid during year for:
Interest (including capitalized interest of $5,672, $6,697 and $13,027 in 2013, 2012 and 2011)	92,848	89,233	67,020

See notes to consolidated financial statements.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On June 12, 2013, funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve completed a public offering of 15,950,000 shares of Class A common stock at a price of $27.00 per share, less underwriting discounts and commissions, in a secondary public offering (the "Secondary Offering"). In connection with the Secondary Offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which reduced Blackstone and First Reserve's holdings in PBF LLC from 70.1% to 53.6% at the time of the offering. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve. PBF Energy did not receive any proceeds from the Secondary Offering. PBF Energy incurred approximately $1,388 of expenses, included in general and administrative expenses, in connection with the Secondary Offering during the year ended December 31, 2013 for which it was reimbursed by PBF LLC in accordance with the PBF LLC amended and restated limited liability company agreement.

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
IPO-Related Reorganization Transactions
Concurrent with completion of the IPO, PBF LLC’s limited liability company agreement was amended and restated, among other things, to designate PBF Energy as the sole managing member of PBF LLC and to establish the PBF LLC Series C Units which are held solely by PBF Energy. The PBF LLC Series A Units continue to be held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”). The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

dissolution. Following the IPO, profits and losses of PBF LLC are allocated, and all distributions generally will be made, pro rata to the holders of PBF LLC Series A Units and PBF LLC Series C Units. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition.
As part of the IPO and reorganization transactions, each holder of PBF LLC Series A Units received one share of PBF Energy Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of PBF Energy for each PBF LLC Series A Unit held by such holder. Holders of PBF Energy Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law. In connection with the IPO and related reorganization transactions, PBF Energy, PBF LLC and PBF LLC Series A Unit holders also entered into an exchange agreement pursuant to which each of the existing members of PBF LLC other than PBF Energy and other holders who acquire PBF LLC Series A Units upon the exercise of certain warrants and options, will have the right to cause PBF LLC to exchange their PBF LLC Series A Units for shares of PBF Energy Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2013, there were 57,201,674 PBF LLC Series A Units held by parties other than PBF Energy which upon exercise of the right to exchange would exchange for 57,201,674 shares of PBF Energy Class A common stock. In addition, as of that date, there were options and warrants to acquire 909,499 PBF LLC Series A Units outstanding, that upon exercise, could be exchanged for 909,499 shares of PBF Energy Class A common stock.
Initial Public Offering and Secondary Offering
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
PBF Energy used proceeds from the offering in the amount of $571,200 to purchase 21,967,686 PBF LLC Series A Units from funds affiliated with The Blackstone Group L.P. and First Reserve Management, L.P., PBF LLC’s financial sponsors, which were then reclassified as PBF LLC Series C Units. The remaining proceeds from the initial public offering in the amount of $41,600 were used to acquire 1,600,000 newly-issued PBF LLC Series C Units from PBF LLC. PBF LLC used the proceeds from the sale of the PBF LLC Series C Units to pay the expenses of the IPO. There was no change in carrying value of PBF LLC’s assets and liabilities as a result of the IPO or the IPO-related reorganization transactions.
Additionally, on June 12, 2013, Blackstone and First Reserve completed a public offering of 15,950,000 shares of PBF Energy Class A common stock at a price of $27.00 per share, less underwriting discounts and commissions, in a secondary public offering. All of the shares were sold by funds affiliated with Blackstone and First Reserve. In connection with this offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of PBF Energy Class A common stock.

Noncontrolling Interest
As a result of the PBF Energy IPO and the related reorganization transactions on December 18, 2012, PBF Energy became the sole managing member of, and had a controlling interest in, PBF LLC which represented 24.4% of the outstanding units. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. In connection with the Secondary Offering, Blackstone and First Reserve exchanged 15,950,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which increased PBF Energy's interest in PBF LLC to approximately 40.9% as of December 31, 2013.

PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated statements of operations represents the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated balance sheets represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy. The noncontrolling interest ownership percentages of PBF Energy are calculated as follows:

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 18, 2012	72,974,072	23,567,686	96,541,758
	75.6%	24.4%	100%
December 31, 2012	72,972,131	23,571,221	96,543,352
	75.6%	24.4%	100%
June 12, 2013	57,027,225	39,563,835	96,591,060
	59.0%	41.0%	100%
December 31, 2013	57,201,674	39,665,473	96,867,147
	59.1%	40.9%	100%

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of the PBF Energy’s Class A common stock on a one-for-one basis.

Comprehensive income includes net income and other comprehensive income (loss) arising from activity related to the Company’s defined benefit employee benefit plan and unrealized gain on available for sale securities. The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests of PBF Energy for the year ended December 31, 2013:

	Attributable to PBF Energy Inc.	Noncontrolling Interest	Total
Net income	$39,540	$174,545	$214,085
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(126)	(182)	(308)
Amortization of defined benefit plans unrecognized net loss	(2,144)	(3,145)	(5,289)
Total other comprehensive loss	(2,270)	(3,327)	(5,597)
Total comprehensive income	$37,270	$171,218	$208,488

The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2012:

	Attributable to PBF Energy Inc.	Noncontrolling Interest	Total
Net income	$1,956	$802,081	$804,037
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	2	2
Amortization of defined benefit plans unrecognized net loss	(61)	(6,506)	(6,567)
Total other comprehensive loss	(61)	(6,504)	(6,565)
Total comprehensive income	$1,895	$795,577	$797,472
Tax Receivable Agreement
PBF LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of PBF LLC Series A Units for PBF Energy Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of PBF LLC at the time of an exchange

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
PBF Energy entered into a tax receivable agreement with the PBF LLC Series A Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to the PBF LLC Series A Unit holders of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefit deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of the purchase or exchanges of PBF LLC Series A Units and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless PBF Energy exercises its right to terminate the Tax Receivable Agreement, PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or certain changes of control occur, in which case all obligations will generally be accelerated and due as calculated under certain assumptions.

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these payments by causing PBF Holding to distribute cash to PBF LLC, which will then distribute this cash, generally as tax distributions, on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 40.9% interest as of December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
These consolidated financial statements include the accounts of PBF Energy and subsidiaries in which PBF Energy has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain amounts previously reported in the Company's consolidated financial statements for the year ended December 31, 2012 have been reclassified to conform to the 2013 presentation.
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
Concentrations of Credit Risk
For the year ended December 31, 2013, Morgan Stanley Capital Group Inc. (“MSCG”) and Sunoco, Inc. (R&M) (“Sunoco”) accounted for 29% and 10% of the Company’s revenues, respectively. As of December 31, 2013, Sunoco accounted for 10% of accounts receivable.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

For the year ended December 31, 2012, MSCG and Sunoco accounted for 57% and 10% of the Company’s revenues, respectively. As of December 31, 2012, Statoil Marketing and Trading (US) Inc. ("Statoil") and Sunoco accounted for 28% and 10% of accounts receivables, respectively.
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
Prior to June 30, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under products offtake agreements with each refinery (the “Offtake Agreements”). On a daily basis, MSCG purchased and paid for the refineries’ production of light finished products as they were produced, delivered to the refineries’ storage tanks, and legal title passed to MSCG. Revenue on these product sales was deferred until they shipped out of the storage facility by MSCG.
Under the Offtake Agreements, the Company’s Paulsboro and Delaware City refineries also entered into purchase and sale transactions of certain intermediates and lube base oils whereby MSCG purchased and paid for the refineries’ production of certain intermediates and lube products as they were produced and legal title passed to MSCG. The intermediate products were held in the refineries’ storage tanks until they were needed for further use in the refining process. The intermediates may also have been sold to third parties. The refineries had the right to repurchase lube products and did so to supply other third parties with that product. When the refineries needed intermediates or lube products, the products were drawn out of the storage tanks, title passed back to the refineries and MSCG was paid for those products. These transactions occurred at the daily market price for the related products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to MSCG. Inventory remained at cost and the net cash receipts resulted in a liability that was recorded at market price for the volumes held in storage with any change in the market price being recorded in costs of sales. The liability represented the amount the Company expected to pay to repurchase the volumes held in storage.
While MSCG had legal title, it had the right to encumber and/or sell these products and any such sales by MSCG resulted in sales being recognized by the refineries when products were shipped out of the storage facility. As the exclusive vendor of intermediate products to the refineries, MSCG had the obligation to provide the intermediate products to the refineries as they were needed. Accordingly, sales by MSCG to others were limited and only made with the Company or its subsidiaries’ approval.
As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate inventory intermediation agreements (“Inventory Intermediation Agreements”) with J. Aron & Company ("J. Aron") on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG.
Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products (the "Products") produced by the Delaware City and Paulsboro refineries and delivered into the Company's tanks at the refineries. All purchase and sale transactions under the Inventory Intermediation Agreements are consummated at a benchmark market price adjusted for a specified product type differential. The sale and purchase transactions under the Inventory Intermediation Agreements are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes to J. Aron. The Products inventory remains on the Company's balance sheet at cost and the net cash receipts result in a liability that is recorded at market price for the volume of Products inventory held in the Company's refineries’ storage tanks with any change in the market price recorded in costs of sales.
Furthermore, J. Aron sells the Products back to the Company as the Products are discharged out of the refineries' tanks. J. Aron has the right to store the Products purchased in the Company's tanks under the Inventory Intermediation

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Agreements and will retain these storage rights for the term of the agreements. Inventory held outside the refineries may be owned by the Company or by J. Aron under the Inventory Intermediation Agreements. The Company markets and sells the Products independently to third parties.
The Company’s Paulsboro and Delaware City refineries sell and purchase feedstocks under a supply agreement with Statoil (the “Crude Supply Agreements”).  Statoil purchases the refineries' production of certain feedstocks or purchases feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refineries' storage tanks until they are needed for further use in the refining process. At that time, the products are drawn out of the storage tanks and purchased by the refinery. These purchases and sales are settled monthly at the daily market prices related to those products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to Statoil. Inventory remains at cost and the net cash receipts result in a liability which is discussed further in the Inventory note below. The Company terminated its supply agreement with Statoil for its Paulsboro refinery in March 2013.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2013 and 2012.
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
The Company’s Delaware City refinery acquires a portion of its crude oil from Statoil under the Crude Supply Agreements as did the Paulsboro refinery prior to the termination of its crude supply agreement with Statoil in March 2013. The Company takes title to the crude oil as it is delivered to the processing units, in accordance with the Crude Supply Agreements; however, the Company is obligated to purchase all the crude oil held by Statoil on the Company’s behalf upon termination of the agreement at the then market price. The Paulsboro crude supply agreement also included an obligation to purchase a fixed volume of feedstocks from Statoil on the later of maturity or when the arrangement is terminated based on a forward market price of West Texas Intermediate crude oil. As a result of the purchase obligations, the Company records the inventory of crude oil and feedstocks in the refineries’ storage facilities. The Company determined the purchase obligations to be contracts that contain derivatives that change in value based on changes in commodity prices. Such changes in the fair value of these derivatives are included in cost of sales. On October 31, 2012, the Delaware City crude supply agreement was amended and modified to among other things, allow the Company to directly purchase U.S. and Canadian onshore origin crude oil and feedstock that is delivered to the Delaware City refinery via rail independent of Statoil.
The Company’s Toledo refinery acquires substantially all of its crude oil from MSCG under a crude oil acquisition agreement (the “Toledo Crude Oil Acquisition Agreement”). Under the Toledo Crude Oil Acquisition Agreement, the Company takes title to crude oil at various pipeline locations for delivery to the refinery or sale to third parties. The Company records the crude oil inventory when it receives title. Payment for the crude oil is due to MSCG under the Toledo Crude Oil Acquisition Agreement three days after the crude oil is delivered to the Toledo refinery processing units or upon sale to a third party.
Property, Plant and Equipment
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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Depreciation is computed using the straight-line method over the following estimated useful lives:

Process units and equipment	5-25 years
Pipeline and equipment	5-25 years
Buildings	25-40 years
Computers, furniture and fixtures	3-15 years
Leasehold improvements	20 years
Railcars	50 years
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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation
Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by the Company to certain employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and restricted PBF LLC Series A Units and restricted PBF Energy Class A common stock granted to certain directors. The estimated fair value of the options to purchase PBF Energy Class A common stock and the PBF LLC Series A warrants and options, is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in general and administration expense.
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy has entered into an agreement with the . members of PBF LLC other than PBF Energy that will provide for an additional payment by PBF Energy to the exchanging holders of PBF LLC Units equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PBF Energy realizes as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $310,132 as of December 31, 2013, of which the majority is expected to be realized over 10 years as the tax basis of these assets is amortized.
Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect or change in tax laws and rates on the date of enactment. PBF Energy recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.
As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for federal or state income tax in the accompanying financial statements.
The Federal and state tax returns for all years since inception (March 1, 2008) are subject to examination by the respective tax authorities.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Net Income Per Share
For the period subsequent to the IPO basic net income per share is calculated by dividing the net income available to PBF Energy Class A common stockholders by the weighted average number of shares of PBF Energy Class A common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income available to PBF Energy Class A common stockholders, adjusted for the net income attributable to the noncontrolling interest and the assumed income tax expense thereon, by the weighted average number of PBF Energy Class A common shares outstanding during the period adjusted to include the assumed exchange of all PBF LLC Series A units outstanding for PBF Energy Class A common stock, if applicable under the if converted method, and the potentially dilutive effect of outstanding options to purchase shares of PBF Energy Class A common stock, and options and warrants to purchase PBF LLC Series A Units, subject to forfeiture utilizing the treasury stock method.

Pension and Other Post-Retirement Benefits
The Company recognizes an asset for the overfunded status or a liability for the underfunded status of its pension and post-retirement benefit plans. The funded status is recorded within other long-term liabilities. Changes in the plans’ funded status are recognized in other comprehensive income in the period the change occurs.
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
The Company’s commodity contracts are measured and recorded at fair value using Level 1 inputs based on quoted prices in an active market or Level 2 inputs based on quoted market prices for similar instruments. The Company’s catalyst lease obligation and derivatives related to the Company’s crude oil and feedstocks and refined product purchase obligations are measured and recorded at fair value using Level 2 inputs on a recurring basis, based on observable market prices.
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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Issued Accounting Pronouncements
On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity's financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. As of December 31, 2013 and 2012, the impact of offsetting assets and liabilities was not material to the Company and additional disclosure is not included in the Company's consolidated financial statements.

On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. For the years ended December 31, 2013, 2012 and 2011, the impact of reclassification out of accumulated other comprehensive income was not material to the Company and additional disclosure is not included in the Company's consolidated financial statements.

3. ACQUISITIONS
Toledo Acquisition
On March 1, 2011, a subsidiary of the Company completed the acquisition of the Toledo refinery in Ohio from Sunoco. The Toledo refinery has a crude oil throughput capacity of 170,000 barrels per day. The purchase price for the refinery was $400,000, subject to certain adjustments, and was comprised of $200,000 in cash and a $200,000 promissory note provided by Sunoco. The note was repaid in full in February 2012. The terms of the transaction also include participation payments beginning in the year ended December 31, 2011 through the year ending December 31, 2016 not to exceed $125,000 in the aggregate. Participation payments were based on 25% of the purchased assets’ earnings before interest, taxes, depreciation and amortization, as defined in the agreement (“EBITDA”) in excess of an annual threshold EBITDA of $125,000 (prorated for 2011 and 2016). Each participation payment was due no later than one hundred and twenty days after the close of the respective calendar year end for the years 2011 through 2016. The Company paid $103,643

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

to Sunoco in April 2012 and $21,357 in April 2013 related to the amount of contingent consideration earned in 2011 and 2012, respectively.
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
The Toledo acquisition was accounted for as a business combination. The purchase price of $784,818 includes the estimated fair value of future participation payments (contingent consideration). The fair value of the contingent consideration was estimated using a discounted cash flow analysis, a Level 3 measurement, as more fully described at Note 21. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.
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

$784,818

The Company’s consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 include the results of operations of the Toledo refinery since March 1, 2011. The actual results for the Toledo refinery for the period from March 1, 2011 to December 31, 2011, are shown below. The revenues and net income of the Company assuming the acquisition had occurred on January 1, 2011, are shown below on a pro forma basis. The pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2011, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Toledo acquisition financing.

	Revenues	Net Income
Actual results for March 1, 2011 to December 31, 2011	$6,113,055	$489,243
Supplemental pro forma for January 1, 2011 to December 31, 2011	$15,961,529	$328,142

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

4. INVENTORIES
Inventories consisted of the following:

December 31, 2013
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$518,599	$89,837	$608,436
Refined products and blendstocks	425,033	378,286	803,319
Warehouse stock and other	33,762	—	33,762
	$977,394	$468,123	$1,445,517

December 31, 2012
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$384,441	$257,947	$642,388
Refined products and blendstocks	405,545	417,865	823,410
Warehouse stock and other	31,321	—	31,321
	$821,307	$675,812	$1,497,119

Inventory under inventory supply and offtake arrangements includes the inventory held in the Company’s refineries' storage facilities in connection with the Crude Supply Agreements, Offtake Agreements and Inventory Intermediation Agreements.

At December 31, 2013 and December 31, 2012, the replacement value of inventories exceeded the LIFO carrying value by approximately $78,407 and $79,859, respectively.

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Land	$61,780	$61,780
Process units, pipelines and equipment	1,658,256	1,484,727
Buildings and leasehold improvements	25,577	11,073
Computers, furniture and fixtures	54,496	38,657
Construction in progress	166,565	145,525
	1,966,674	1,741,762
Less—Accumulated depreciation	(185,085)	(106,175)
	$1,781,589	$1,635,587
The Company commenced the restart of the Delaware City refinery during June 2011 and began depreciating the assets placed in service effective July 1, 2011. Depreciation expense for the years ended December 31, 2013, 2012 and 2011

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

was $79,413, $64,947 and $39,968, respectively. The Company capitalized $5,672 and $6,697 in interest during 2013 and 2012, respectively, in connection with construction in progress.

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2013	December 31, 2012
Deferred turnaround costs, net	$119,383	$78,128
Catalyst	88,964	66,377
Deferred financing costs, net	26,541	30,987
Restricted cash	12,117	12,114
Linefill	9,636	8,042
Intangible assets, net	653	1,085
Other	5,185	616
	$262,479	$197,349

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $32,066, $27,291 and $13,776 for the years ended December 31, 2013, 2012 and 2011 respectively.
Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2013	December 31, 2012
Gross amount	$3,597	$3,597
Accumulated amortization	(2,944)	(2,512)
Net amount	$653	$1,085

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

7. ACCRUED EXPENSES
PBF Energy
Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Inventory-related accruals	$533,012	$287,929
Inventory supply and offtake arrangements	454,893	536,594
Excise and sales tax payable	42,814	40,776
Accrued construction in progress	33,747	16,481
Accrued transportation costs	29,762	20,338
Accrued utilities	25,959	19,060
Customer deposits	23,621	26,541
Accrued interest	22,570	22,764
Renewable energy credit obligations	15,955	—
Accrued salaries and benefits	10,799	15,212
Income taxes payable	—	1,275
Fair value of contingent consideration for refinery acquisition	—	21,358
Other	16,749	23,139
	$1,209,881	$1,031,467

 PBF Holding
Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Inventory-related accruals	$533,012	$287,929
Inventory supply and offtake arrangements	454,893	536,594
Excise and sales tax payable	42,814	36,414
Accrued construction in progress	33,747	16,481
Accrued transportation costs	29,762	20,338
Accrued utilities	25,959	19,060
Customer deposits	23,621	26,541
Accrued interest	22,570	22,764
Renewable energy credit obligations	15,955	—
Accrued salaries and benefits	10,799	15,212
Fair value of contingent consideration for refinery acquisition	—	21,358
Other	17,813	23,227
	$1,210,945	$1,025,918

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks in accordance with the Inventory Intermediation Agreements with J. Aron commencing in July 2013. As of December 31, 2013, a liability included in Inventory supply and offtake arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in costs of sales.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Prior to July 1, 2013, the Company had the obligation to repurchase certain intermediates and lube products under its Offtake Agreements that were held in the Company’s refinery storage tanks. A liability included in Inventory supply and Offtake Arrangements was recorded at market price for the volumes held in storage consistent with the terms of the Offtake Agreements with any change in the market price recorded in costs of sales.  The liability represented the amount the Company expected to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $20,248 and a non-cash charge of $11,619 related to this liability in the years ended December 31, 2013 and 2012, respectively.

The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

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

The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013 and October 2013, the Company received confirmation from the Authority that the Company had satisfied the conditions necessary for the first and second $4,000 tranche of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $8,000 as of December 31, 2013, as the proceeds from the loan were used for capital projects.

9. CREDIT FACILITY AND LONG-TERM DEBT
Revolving Loan
In October 2012, PBF Holding amended and restated its asset based revolving credit agreement (“Revolving Loan”) to a maximum availability of $1,575,000 and extended the maturity date to October 26, 2017. In addition, the Applicable Margin, as defined in the agreement, was amended to a range of 0.75% to 1.50% for Alternative Base Rate Loans and 1.75% to 2.50% for Adjusted LIBOR Rate Loans, and the Commitment Fee, as defined in the agreement, was amended to a range of 0.375% to 0.50%, all depending on the Company’s debt rating. The Revolving Loan was further expanded to a maximum availability of $1,610,000 in November 2013.
Advances under the Revolving Loan cannot exceed the lesser of $1,610,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time. Interest on the Revolving Loan is payable quarterly in arrears, at the option of PBF Holding, either at the Alternate Base Rate plus the Applicable Margin, or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. PBF Holding is required to pay a LC Participation Fee, as defined in the agreement on each outstanding letter of credit issued under the Revolving Loan equal to the Applicable Margin applied to Adjusted LIBOR Rate Loans, plus a Fronting Fee equal to 0.125%.
The Revolving Loan has a financial covenant which requires that at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 17.5% of the lesser of the Borrowing Base and the aggregate Revolving

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Commitments of the Lenders, or (ii) $35,000, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement, determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0. PBF Holding was in compliance with this covenant as of December 31, 2013.
All obligations under the Revolving Loan are guaranteed (solely on a limited recourse basis) to the extent required to support the lien described in clause (y) below by PBF LLC, PBF Finance, and each of our domestic operating subsidiaries and secured by a lien on (y) PBF LLC’s equity interests in PBF Holding and (z) substantially all of the assets of PBF Holding and the subsidiary guarantors (subject to certain exceptions). The lien of the Revolving Loan is secured by: all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral); all accounts receivables; all hydrocarbon inventory (other than the Saudi crude oil pledged under the letter of credit facility); to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
At December 31, 2013, PBF Holding had $15,000 outstanding loans and standby letters of credit of $441,368 issued under the Revolving Loan. At December 31, 2012, PBF Holding had no outstanding loans of and standby letters of credit of $449,652 issued under the Revolving Loan.
Senior Secured Notes
On February 9, 2012, PBF Holding completed the offering of $675,000 aggregate principal amount of 8.25% Senior Secured Notes due 2020. The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay all of the outstanding indebtedness plus accrued interest owed under the Toledo Promissory Note, the Paulsboro Promissory Note, and the Term Loan, as well as to reduce the outstanding balance of the Revolving Loan. The Company’s Executive Chairman of the Board of Directors, and certain of his affiliates and family members, and certain of the Company’s other executives, purchased $25,500 aggregate principal amount of these Senior Secured Notes in connection with the offering which were subsequently sold to third parties in 2013.
The Senior Secured Notes are secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Loan). Payment of the Senior Secured Notes is jointly and severally guaranteed by all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all or a portion of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the Senior Secured Notes contain covenant restrictions limiting certain types of additional debt, equity issuances, and payments. PBF Holding is in compliance with the covenants as of December 31, 2013.
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
Catalyst Leases
Subsidiaries of the Company have entered into agreements at each of its refineries whereby the Company sold certain of its catalyst precious metals to major commercial banks and then leased them back. The catalyst is required to be repurchased by the Company at market value at lease termination. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the table below is measured using Level 2 inputs.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Paulsboro catalyst lease was entered into effective January 6, 2012 with a one year term that was amended in December 2012 to extend the maturity date to November 2013. Proceeds from the lease were $9,453. The annual lease fee under these leases for 2012 and 2013 was $267 and $262. Upon maturity, the Company entered into a new Paulsboro catalyst lease effective on December 5, 2013 with a three year term. The annual lease fee is $180, which is based on a fixed annual interest rate of 1.95%, payable quarterly.
The Toledo catalyst lease was entered into effective July 1, 2011 with a three year term. Proceeds from the lease of $18,345, net of a facility fee of $279, were used to repay a portion of the Toledo Promissory Note. The lease fee is payable quarterly and will be reset annually based on current market conditions. The lease fee for the first one year period was $997. The lease fee for the second one year period beginning July 2012 and for the third one year period beginning July 2013 was $967 and $810, respectively, payable quarterly. The Toledo catalyst lease is included in Long-term debt as of December 31, 2013 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst lease is not renewed at maturity.
Additionally, in November 2013, the Company entered into an eight month bridge lease for additional catalyst for the Company's Toledo refinery in connection with its planned turnaround in 2014. Proceeds from the lease were $12,034. The lease fee is $150, based on a fixed annual interest rate of 1.85%, payable at maturity. The lease matures on July 28, 2014.
The Delaware City catalyst lease was entered into in October 2010 with a three year term. Proceeds from the lease were $17,474, net of $266 in facility fees. The lease fee was payable quarterly and reset annually based on current market conditions. The lease fee for the first, second, and third one year periods beginning in October 2010 was $1,076, $946 and $1,048, respectively. Upon maturity of the lease, the Company entered into a new Delaware City catalyst lease which was effective October 17, 2013 and has a three year term. Incremental proceeds from the new lease were $2,223. The lease fee is payable annually based on a fixed annual interest rate of 1.96%. The lease fee for the three year period beginning in October 2013 is $322. On November 21, 2013 the Company amended the lease to also include palladium catalyst. The lease fee for the palladium is payable annually at a fixed annual interest rate of 1.85%. The annual lease fee for the three year period beginning in October 2013 is $30.
Long-term debt outstanding consisted of the following:

	December 31, 2013	December 31, 2012
Senior Secured Notes	$667,487	$666,538
Revolving Loan	15,000	—
Catalyst leases	53,089	43,442
	735,576	709,980
Less—Current maturities	(12,029)	—
Long-term debt	$723,547	$709,980

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2014	$26,887
2015	—
2016	26,202
2017	15,000
2018	—
Thereafter	667,487
$735,576

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

10. INTERCOMPANY NOTES PAYABLE
During 2013, PBF Holding entered into notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $31,835. The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of the PBF Holding, without penalty or premium.

11. OTHER LONG-TERM LIABILITIES
PBF Energy
Other long-term liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Defined benefit pension plan liabilities	$28,300	$19,983
Post retiree medical plan	8,225	9,730
Environmental liabilities	7,195	7,303
Other	—	1,083
	$43,720	$38,099

PBF Holding
Other long-term liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Defined benefit pension plan liabilities	$28,300	$19,983
Post retiree medical plan	8,225	9,730
Environmental liabilities	7,195	7,303
Other	2,757	1,083
	$46,477	$38,099

12. RELATED PARTY TRANSACTIONS
The Company engaged Fuel Strategies International, Inc, the principal of which is the brother of the Executive Chairman of the Board of Directors of the Company, to provide consulting services relating to petroleum coke and commercial operations. For the years ended December 31, 2013, 2012 and 2011, the Company incurred charges of $646, $903 and $462, respectively, under this agreement.
The Company has an agreement with the Executive Chairman of the Board of Directors, for the use of an airplane that is owned by a company owned by the Executive Chairman. The Company pays a charter rate that is the lowest rate this aircraft is chartered to third-parties. For the years ended December 31, 2013, 2012 and 2011, the Company incurred charges of $1,274, $1,030, and $821, respectively, related to use of this airplane.
As of December 31, 2013, each of Blackstone and First Reserve, the Company’s financial sponsors, had received the full return of its aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. The total amount distributed to the PBF LLC Series B Unit holders for the year

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

ended December 31, 2013 was $6,427. There were no amounts distributed to PBF LLC Series B Unit holders prior to 2013.

13. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $70,581, $41,563, and $29,233 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for the Paulsboro and Toledo refineries. The Company made purchases of $38,383, $30,335 and $30,773 under these supply agreements for the years ended December 31, 2013, 2012 and 2011, respectively.
The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2014	$81,358
2015	73,481
2016	72,424
2017	62,918
2018	56,483
Thereafter	93,937

$440,601

Employment Agreements
Concurrent with the PBF Energy IPO in December 2012, PBFI entered into amended and restated employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between one and a half to 2.99 times their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.

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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $9,869 recorded as of December 31, 2013 ($9,669 as of December 31, 2012) represents the present value of expected future costs discounted at a rate of 8%. At December 31, 2013 the undiscounted liability is $14,874 and the Company expects to make aggregate payments for this liability of $5,838 over the next five years. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,117 and $12,114, acquired in the Paulsboro acquisition, is recorded as restricted cash in deferred charges and other assets, net as of December 31, 2013 and December 31, 2012, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco remains responsible for environmental remediation for conditions that existed on the closing date and the obligations transition to us over twenty years from March 1, 2011.

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

On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“Delaware City Refining”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State have filed cross-appeals. Briefs are due to be filed in this appeal in the first quarter of 2014 but no date has been set for a decision by the Superior Court. A hearing on the second appeal before the Environmental Appeals Board, case no. 2013-06, was held on January 13, 2014, and the Board ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. A written decision from the Board is pending, after which the Appellants will again have the right to appeal the decision to Superior Court. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on the Company's earnings.

The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these payments by causing PBF Holding to distribute cash to PBF LLC, which will then distribute this cash, generally as tax distributions, on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 40.9% interest as of December 31, 2013.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Class B Common Stock
Holders of shares of Class B common stock are entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each PBF LLC Series A Unit beneficially owned by such holder. Accordingly, the the members of PBF LLC other than PBF Energy collectively have a number of votes in PBF Energy that is equal to the aggregate number of PBF LLC Series A Units that they hold.
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
PBF LLC Capital Structure
PBF LLC Series A Units
The allocation of profits and losses and distributions to PBF LLC Series A unit holders is governed by the Limited Liability Company Agreement of PBF LLC. These allocations are made on a pro rata basis with PBF LLC Series C Units. PBF LLC Series A unit holders do not have voting rights.
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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Information about the issued classes of PBF LLC units for the years ended December 31, 2013, 2012 and 2011, is as follows:

	Series A Units	Series B Units	Series C Units
Balance—January 1, 2011	51,393,114	950,000	—
Units allocated to management	—	50,000	—
Member capital contribution	40,864,698	—	—
Balance—December 31, 2011	92,257,812	1,000,000	—
Issuances of restricted units	23,904	—	—
Exercise of warrants and options	2,661,636	—	—
Balance—December 18, 2012	94,943,352	1,000,000	—
Reorganization and offering transaction	(21,967,686)	—	21,967,686
Issuance of Series C units	—	—	1,600,000
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(3,535)	—	3,535
Balance—December 31, 2012	72,972,131	1,000,000	23,571,221
Issuances of restricted stock	—	—	42,614
Exercise of warrants and options	5,094	—	—
Secondary offering transaction	(15,950,000)	—	15,950,000
Balance—June 12, 2013	57,027,225	1,000,000	39,563,835
Issuances of restricted stock	—	—	17,778
Exercise of warrants and options	258,309	—	—
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(83,860)	—	83,860
Balance—December 31, 2013	57,201,674	1,000,000	39,665,473
The warrants and options exercised in the table above include both non-compensatory and compensatory PBF LLC Series A warrants and options.
PBF Holding Capital Structure
At December 31, 2013 and 2012, PBF LLC was the sole member of PBF Holding.

15. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2013	2012	2011
PBF LLC Series A Unit compensatory warrants and options	$779	$1,589	$1,135
PBF LLC Series B Units	530	1,277	1,381
PBF Energy options	2,444	88	—
	$3,753	$2,954	$2,516
PBF LLC Series A warrants and options
PBF LLC granted compensatory warrants to employees of the Company in connection with their purchase of Series A units in PBF LLC. The warrants grant the holder the right to purchase PBF LLC Series A Units. One-quarter of the PBF LLC Series A compensatory warrants were exercisable at the date of grant and the remaining three-quarters become exercisable over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. A total of 551,759 PBF LLC Series A compensatory warrants were granted during the year

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

ended December 31, 2011. They are exercisable for ten years from the date of grant. The remaining warrants became fully exercisable in connection with the IPO of PBF Energy.
A total of 205,000 and 620,000 options to purchase PBF LLC Series A units were granted to certain employees, management and directors in 2012 and 2011, respectively. Options vest over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The Company did not issue PBF LLC Series A Units compensatory warrants or options in 2013.
The estimated fair value of compensatory PBF LLC Series A warrants and options granted during the years ended December 31, 2012 and 2011 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011
Expected life (in years)	6.00	5.75
Expected volatility	55.00%	40.00%
Dividend yield	1.00%	1.06%
Risk-free rate of return	0.91%	2.43%
Exercise price	$12.55	$10.00

The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2013, 2012 and 2011:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding January 1, 2011	691,320	$10.00	9.74
Granted	1,171,759	10.00	10.00
Exercised	(25,000)	10.00	—
Forfeited	(2,500)	10.00	—
Outstanding at December 31, 2011	1,835,579	$10.00	8.99
Granted	205,000	12.55	10.00
Exercised	(849,186)	10.00	—
Forfeited	(6,667)	10.00	—
Outstanding at December 31, 2012	1,184,726	$10.44	8.23
Granted	—	—	—
Exercised	(301,979)	10.11	—
Forfeited	(41,668)	11.27	—
Outstanding at December 31, 2013	841,079	$10.52	7.40
Exercisable and vested at December 31, 2013	545,247	$10.24	7.23
Exercisable and vested at December 31, 2012	608,039	$10.00	8.00
Expected to vest at December 31, 2013	841,079	$10.52	7.40
The total estimated fair value of PBF LLC Series A warrants and options granted in 2012 and 2011 was $1,207 and $2,116, respectively, and the weighted average fair value per unit was $5.89 and $1.81, respectively. The total intrinsic value of stock options outstanding and exercisable at December 31, 2013, was $17,612 and $11,569, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $4,298, $13,112, and $0, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2013 was $595, which will be recognized in 2014 and 2015.

As of December 31, 2013 and 2012, members of management of the Company had also purchased an aggregate of 2,740,718 non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. During the year ended December 31, 2012, 2,672,299 of the warrants were exercised, with a portion being exercised on a cashless basis. At December 31, 2013 and December 31, 2012, there were 68,419 non-compensatory warrants outstanding.
PBF LLC Series B Units
PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vested in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. The Series B Units fully vested during the year ended December 31, 2013.

The following table summarizes activity for PBF LLC Series B Units for the years ended December 31, 2013, 2012 and 2011:

	Number of PBF LLC Series B units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2011	712,500	$5.11
Allocated	50,000	5.11
Vested	(262,500)	5.11
Forfeited	—	—
Non-vested units at December 31, 2011	500,000	$5.11
Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—
Non-vested units at December 31, 2012	250,000	$5.11
Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—
Non-vested units at December 31, 2013	—	$—
PBF Energy options
The Company grants awards of its Class A common stock under the 2012 Equity Incentive Plan which authorizes the granting of various stock and stock-related awards to employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plan.
A total of 697,500 and 682,500 options to purchase shares of PBF Energy Class A common stock were granted to certain employees and management of the Company in the year ended December 31, 2013 and 2012, respectively. The PBF Energy options vest over equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The estimated fair value of PBF Energy options granted during the years ended December 31, 2013 and 2012 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2013	December 31, 2012
Expected life (in years)	6.25	6.25
Expected volatility	52.1%	51.0%
Dividend yield	4.43%	3.01%
Risk-free rate of return	1.53%	0.89%
Exercise price	$27.79	$26.00

The following table summarizes activity for PBF Energy options for the year ended December 31, 2013 and 2012. There were no options granted, exercised or forfeited prior to 2012.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2012	—	$—	—
Granted	682,500	26.00	10.00
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2012	682,500	$26.00	9.95
Granted	697,500	$27.79	10.00
Exercised	—	—	—
Forfeited	(60,000)	25.36	—
Outstanding at December 31, 2013	1,320,000	26.97	9.33
Exercisable and vested at December 31, 2013	158,125	$26.00	8.95
Exercisable and vested at December 31, 2012	—	$—	—
Expected to vest at December 31, 2013	1,320,000	$26.97	9.33
The total estimated fair value of PBF Energy options granted in 2013 and 2012 was $6,499 and $6,327 and the weighted average per unit value was $9.32 and $9.27. The total intrinsic value of stock options outstanding and exercisable at December 31, 2013, was $6,756 and $863, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2013 was $10,140, which will be recognized from 2014 through 2017.

16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $10,450, $9,969 and $7,204 for the years ended December 31, 2013, 2012 and 2011, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The non-union Delaware City employees and all Paulsboro and Toledo employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.
The Company formed the Post Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero which resulted in the recognition of a liability for the projected benefit obligation. The Post Retirement Medical Plan was amended during 2013 to include all corporate employees.

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post Retirement Medical Plans as of and for the years ended December 31, 2013 and 2012 were as follows:

	Pension Plans		Post Retirement Medical Plan
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$30,215	$11,409	$9,730	$8,912
Service cost	14,794	11,437	726	633
Interest cost	992	502	334	395
Plan amendments	—	—	(860)	—
Benefit payments	(663)	(48)	(51)	(21)
Actuarial loss (gain)	8,012	6,916	(1,654)	(189)
Projected benefit obligation at end of year	$53,350	$30,215	$8,225	$9,730
Change in plan assets:
Fair value of plan assets at beginning of year	$10,232	$4,758	$—	$—
Actual return on plan assets	33	422	—	—
Benefits paid	(663)	(48)	(51)	(21)
Employer contributions	15,448	5,100	51	21
Fair value of plan assets at end of year	$25,050	$10,232	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$25,050	$10,232	$—	$—
Less benefit obligations at end of year	53,350	30,215	8,225	9,730
Funded status at end of year	$(28,300)	$(19,983)	$(8,225)	$(9,730)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2013 and 2012. The accumulated benefit obligation for the defined benefit plans approximated $45,005 and $24,555 at December 31, 2013 and 2012, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post Retirement Medical Plan
2014	$6,493	$176
2015	3,758	278
2016	4,922	329
2017	7,123	445
2018	9,161	528
Years 2019-2024	58,480	4,330

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $15,500 to the Company’s Pension Plans during 2014.
The components of net periodic benefit cost were as follows for the years ended December 31, 2013, 2012 and 2011:

	Pension Benefits			Post Retirement Medical Plan
	2013	2012	2011	2013	2012	2011
Components of net period benefit cost:
Service cost	$14,794	$11,437	$8,678	$726	$633	$540
Interest cost	992	502	140	334	395	381
Expected return on plan assets	(550)	(323)	(38)	—	—	—
Amortization of prior service cost	11	11	11	—	—	—
Amortization of actuarial loss	421	30	56	—	—	—
Net periodic benefit cost	$15,668	$11,657	$8,847	$1,060	$1,028	$921
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Pension Benefits			Post Retirement Medical Plan
	2013	2012	2011	2013	2012	2011
Prior service costs (credits)	$—	$—	$—	$(860)	$—	$—
Net actuarial loss (gain)	8,235	6,817	661	(1,654)	(189)	738
Amortization of losses and prior service cost	(432)	(41)	(67)	—	—	—
Total changes in other comprehensive loss (income)	$7,803	$6,776	$594	$(2,514)	$(189)	$738

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2013 and 2012 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post Retirement Medical Plan
	2013	2012	2013	2012
Prior service (costs) credits	$(92)	$(103)	$860	$—
Net actuarial (loss) gain	(16,419)	(8,306)	1,126	(528)
Total	$(16,511)	$(8,409)	$1,986	$(528)

The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2013 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2014:

	Pension Benefits	Post Retirement Medical Plan
Amortization of prior service costs (credits)	$11	$(81)
Amortization of net actuarial loss (gain)	889	(21)
Total	$900	$(102)
The weighted average assumptions used to determine the benefit obligations as of December 31, 2013 and 2012 were as follows:

	Pension Benefits		Post Retirement Medical Plan
	2013	2012	2013	2012
Discount rate	4.55%	3.45%	4.55%	3.45%
Rate of compensation increase	4.64%	4%	—	—
The discount rate assumptions used to determine the defined benefit and Post Retirement Medical plans obligations as of December 31, 2013 and 2012 were based on the Mercer Yield Curve. The Mercer Yield Curve is developed from a portfolio of high-quality investment grade bonds. To determine the discount rate, each year’s projected cash flow for the defined benefit and Post Retirement Medical plans is discounted at a spot (zero-coupon) rate appropriate for that maturity; the discount rate is the single equivalent rate that produces the same discounted present value.
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Pension Benefits			Post Retirement Medical Plan
	2013	2012	2011	2013	2012	2011
Discount rate	3.45%	4.45%	5.25%	3.45%	4.45%	5.25%
Expected long-term rate of return on plan assets	3.50%	4.25%	4.25%	—	—	—
Rate of compensation increase	4%	4%	4%	—	—	—
The assumed health care cost trend rates as of December 31, 2013 and 2012 were as follows:

	Post Retirement Medical Plan
	2013	2012
Health care cost trend rate assumed for next year	6.8%	7.0%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2027	2027

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical postretirement benefits:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$159	$(135)
Effect on accumulated postretirement benefit obligation	907	(794)
The tables below present the fair values of the assets of the Company’s Qualified Plan as of December 31, 2013 and 2012 by level of fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds. As noted above, the Company’s post retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)
	December 31,
	2013	2012
Equities:
Domestic equities	$7,603	$—
Developed international equities	3,685	—
Emerging market equities	1,775	—
Global low volatility equities	2,132	—
Fixed-income	9,855	—
Government securities:
Vanguard Intermediate-Term Treasury Fund	—	10,232
Cash and cash equivalents	—	—
Total	$25,050	$10,232
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2013, the plan's target allocations for plan assets are 60% invested in equity securities and 40% fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2013	2012	2011
Gasoline and distillates	$16,973,239	$17,878,957	$13,182,234
Chemicals	746,396	705,373	344,311
Lubricants	468,315	517,921	525,095
Clarified slurry oil	357,580	272,220	—
Asphalt and residual oils	332,725	370,420	441,638
Liquefied petroleum gases	260,181	380,747	430,435
Other	13,019	13,049	36,625
	$19,151,455	$20,138,687	$14,960,338

18. INCOME TAXES
PBF Energy
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share (approximately 24.4% prior to the Secondary Offering and approximately 40.9% subsequent to the Secondary Offering) of PBF LLC’s pre-tax income. PBF LLC is organized as a limited liability company which is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes. As a result, the PBF Energy consolidated financial statements do not reflect a benefit or provision for income taxes for PBF LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC.
The income tax provision in the PBF Energy consolidated financial statements of operations consists of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Current expense:
Federal	$—	$—
State	—	—

Total current	—	—

Deferred expense:
Federal	15,406	1,134
State	1,275	141

Total deferred	16,681	1,275

Total provision for income taxes	$16,681	$1,275

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The difference between the PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Provision at Federal statutory rate	35.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.0%	4.4%
Non deductible/nontaxable items	7.0%	—%
Adjustment to deferred tax assets and liabilities for change in tax rates due to business mix	(14.5)%	—%
Other	(2.8)%	0.1%
Effective tax rate	29.7%	39.5%

A summary of the components of deferred tax assets and deferred tax liabilities follows:

	December 31, 2013	December 31, 2012
Deferred tax assets
Purchase interest step-up	$310,132	$181,257
Net operating loss carry forwards	14,327	6,087
Other	21,423	9,503

Total deferred tax assets	345,882	196,847
Valuation allowances	—	—

Total deferred tax assets, net	345,882	196,847

Deferred tax liabilities
Property, plant and equipment	140,330	69,088
Inventory	9,390	6,534
Other	1,399	646

Total deferred tax liabilities	151,119	76,268

Net deferred tax assets (liabilities)	$194,763	$120,579

PBF Energy has federal and state income tax net operating loss carry forwards of $37,139 and $23,641, respectively, which will expire at various dates from 2022 through 2033.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2012
New Jersey	2012
Michigan	2012
Delaware	2012
Indiana	2012
Pennsylvania	2012
New York	2012
PBF Energy does not have any unrecognized tax benefits.

PBF Holding
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly there is no benefit or provision for federal or state income tax in the accompanying PBF Holding financial statements.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

19. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income (loss) per Class A common share attributable to PBF Energy for the periods subsequent to the IPO:

	Year Ended December 31,
Basic Earnings Per Share:	2013	2012
Numerator for basic net income per Class A common share net income attributable to PBF Energy	$39,540	$1,956
Denominator for basic net income per Class A common share-weighted average shares	32,488,369	23,570,240
Basic net income attributable to PBF Energy per Class A common share	$1.22	$0.08

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy Inc.	$39,540	$1,956
Plus: Net income attributable to noncontrolling interest (1)	—	10,005
Less: Income tax on net income per Class A common share (1)	—	(3,948)
Numerator for diluted net income per Class A common share net income attributable to PBF Energy (1)	$39,540	$8,013

Denominator (1):
Denominator for basic net income per Class A common share-weighted average shares	32,488,369	23,570,240
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	—	72,972,131
Common stock equivalents (2)	572,712	688,533
Denominator for diluted net income per common share-adjusted weighted average shares	33,061,081	97,230,904
Diluted net income attributable to PBF Energy per Class A common share	$1.20	$0.08

——————————

(1)
The diluted earnings per share calculation for the year ended December 31, 2012, assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy as of the date of the IPO. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 39.5% effective tax rate) attributable to the converted units. For the year ended December 31, 2013, the potential conversion of 64,164,045 PBF LLC Series A Units was excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and related income tax expense associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock. Common stock equivalents excludes the effects of options to purchase 1,320,000 and 682,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the years ended December 31, 2013 and 2012, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

20. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2013 and 2012.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,857	$—	$—	$5,857
Non-qualified pension plan assets	4,905	—	—	4,905
Commodity contracts	4,252	6,681	—	10,933
Derivatives included with inventory intermediation agreement obligations	—	6,016	—	6,016
Liabilities:
Commodity contracts	—	6,989	23,365	30,354
Derivatives included with inventory supply arrangement obligations	—	177	—	177
Catalyst lease obligations	—	53,089	—	53,089

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,786	$—	$—	$175,786
Commodity contracts	3,303	—	—	3,303
Derivatives included with inventory supply arrangement obligations	—	5,595	—	5,595
Liabilities:
Catalyst lease obligations	—	43,442	—	43,442
Commodity contracts	—	1,872	—	1,872
Contingent consideration for refinery acquisition	—	—	21,358	21,358
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•
Non-qualified pension plan assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds and included within deferred charges and other assets, net.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward price used to value these swaps was derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

•
The contingent consideration for refinery acquisition obligation at December 31, 2012 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management's estimate of the future cash flows of the Toledo refinery; a risk free rate of return of 0.16%; credit rate spread of 4.38%; and a discount rate of 4.54%. During the year ended December 31, 2013, there was no change in fair value, as the obligation was known and was paid in full on April 30, 2013.

The table below summarizes the changes in fair value measurements of contingent consideration for refinery acquisition categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$21,358	$122,232
Purchases	—	—
Settlements	(21,358)	(103,642)
Unrealized loss included in earnings	—	2,768
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$21,358

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$—	$—
Purchases	—	—
Settlements	24,678	—
Unrealized loss included in earnings	(48,043)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$(23,365)	$—

There were no transfers between levels during the years ended December 31, 2013 and 2012, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$667,487	$697,568	$666,538	$700,963
Revolver (b)	15,000	15,000	—	—
Catalyst leases (c)	53,089	53,089	43,442	43,442
	735,576	765,657	709,980	744,405
Less - Current maturities	12,029	12,029	—	—
Long-term debt	$723,547	$753,628	$709,980	$744,405

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

21. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The Company was also party to an agreement that contained purchase obligations for certain volumes of stored intermediates inventory during the year ended December 31, 2012, which was terminated during the first quarter of 2012. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of crude oil and refined products in the future. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2013, there were 838,829 barrels of crude oil and feedstocks (2,529,447 barrels at December 31, 2012) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2012) outstanding under these derivative instruments not designated as hedges. As of December 31, 2013, there were 3,274,047 barrels of intermediates and refined products (no barrels at December 31, 2012) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2012) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2013, there were 43,199,000 barrels of crude oil and no barrels of refined products (9,234,000 and 1,310,000, respectively, as of December 31, 2012), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the fair values of these derivative instruments as of December 31, 2013 and December 31, 2012 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(177)
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,016
December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$5,595
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$—

Derivatives not designated as hedging instruments:
December 31, 2013:
Commodity contracts	Accrued expenses	$(19,421)
December 31, 2012:
Commodity contracts	Accounts receivable	$1,431

The Company’s policy is to net the fair value of the derivatives included with inventory supply arrangement obligations and inventory intermediation agreement obligations against the liabilities related to inventory supply arrangements and inventory intermediation agreements with the same counterparty as the legal right of offset exists.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(5,773)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$6,016
For the year ended December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$7,060
For the year ended December 31, 2011
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(6,076)

Derivatives not designated as hedging instruments:
For the year ended December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Commodity contracts	Cost of sales	$(88,962)
For the year ended December 31, 2012:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(8)
Commodity contracts	Cost of sales	$34,778
For the year ended December 31, 2011
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,829
Commodity contracts	Cost of sales	$5,604

Hedged items designated in fair value hedges:
For the year ended December 31, 2013:
Crude oil and feedstock inventory	Cost of sales	$(1,491)
Intermediate and refined product inventory	Cost of sales	$(6,016)
For the year ended December 31, 2012:
Crude oil and feedstock inventory	Cost of sales	$(4,704)
For the year ended December 31, 2011
Crude oil and feedstock inventory	Cost of sales	$6,558

Ineffectiveness related to the Company's fair value hedges resulted in a loss of $7,264 and gains of $2,356 and $482 for the years ended December 31, 2013, 2012 and 2011, respectively, recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. SUBSEQUENT EVENTS
Secondary Offering
On January 6, 2014, Blackstone and First Reserve completed a public offering of 15,000,000 shares of our Class A common stock at a price of $28.00 per share, less underwriting discounts and commissions, in a secondary public offering. All of the shares were sold by funds affiliated with Blackstone and First Reserve. In connection with this offering, Blackstone and First Reserve exchanged 15,000,000 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock, which increased PBF Energy's interest in PBF LLC to approximately 56.4%. Completion of the January 2014 Secondary Offering is estimated to increase our tax receivable agreement liability to $439.6 million due to the tax benefit expected to be generated as a result of the exchange in connection with the secondary offering and the corresponding tax benefits expected to be generated in future years from this transaction.
Dividend Declared
On February 11, 2014, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on March 14, 2014 to Class A common stockholders of record at the close of business on March 4, 2014.
Related Party
On January 31, 2014, the Company entered into a consulting services agreement with Donald F. Lucey, the former Executive Vice President, Commercial, to provide consulting services relating to commercial operations. Compensation for the services performed will include an annual retainer of $10 per calendar year paid quarterly in arrears and a daily rate of $2 for days actually engaged in performing services, with partial days prorated. Mr. Lucey will also receive severance compensation and be entitled to continued vesting in any outstanding equity awards granted to him under the Company's equity incentive plans, consistent with the terms of those plans. The consulting service agreement expires on December 31, 2016, subject to certain early termination rights.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
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

PBF Holding has determined that a correction to the previously presented 2012 consolidating financial information presented in the following statements was necessary to reflect intercompany transactions between the Issuer and the Guarantor Subsidiaries. During the year ended December 31, 2012, sales to third parties were made and recorded by the Issuer, but the product sold was owned and delivered by the Guarantor Subsidiaries which recorded the related cost of sales. For that year ended, correcting entries totaling approximately $2,469,911 has been reflected in the consolidating information. In order to record the intercompany sale of product on the Guarantor Subsidiaries and an equal amount of cost of sales on the Issuer, a correcting entry was recorded for $1,909,976. There was an additional correcting entry for $559,935 to record the intercompany sale of product on the Issuer as a result of a refinement to the allocation of costs between the Issuer and the Guarantor Subsidiaries. These costs were initially transferred to the Guarantor Subsidiaries by reducing cost of sales on the Issuer rather than the recording of an intercompany sale. All such intercompany activity was then eliminated in consolidation and, therefore, had no effect on the PBF Holding’s reported consolidated financial statements. The effect of these adjustments increased net income of the Guarantor Subsidiaries by $1,909,976 for the year ended December 31, 2012. On the Issuer, there was an increase in revenues of $559,935 and an increase in cost of sales of $2,469,911 resulting in a decrease to income from operations of $1,909,976. That decrease to income from operations was completely offset by the increase in the Issuer’s equity in the earnings of the Guarantor Subsidiaries. The adjustments mentioned above also affected the respective entities’ intercompany receivable/payable accounts and the Issuer’s investment in subsidiaries account by $1,909,976 at December 31, 2012.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING BALANCE SHEET

	December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$76,179	$791	$—	$—	$76,970
Accounts receivable	588,385	8,262	—	—	596,647
Inventories	818,007	627,510	—	—	1,445,517
Prepaid expense and other current assets	49,251	6,592	—	—	55,843
Due from related parties	11,807,063	16,600,151	—	(28,407,214)	—
Total current assets	13,338,885	17,243,306	—	(28,407,214)	2,174,977

Property, plant and equipment, net	60,746	1,720,843	—	—	1,781,589
Investment in subsidiaries	3,584,622	—	—	(3,584,622)	—
Deferred charges and other assets, net	27,923	234,556	—	—	262,479
Total assets	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$307,612	$94,681	$—	$—	$402,293
Accrued expenses	606,388	604,557	—	—	1,210,945
Current portion of long-term debt	—	12,029	—	—	12,029
Deferred revenue	7,766	—	—	—	7,766
Due to related parties	13,589,263	14,817,951	—	(28,407,214)	—
Total current liabilities	14,511,029	15,529,218	—	(28,407,214)	1,633,033

Delaware Economic Development Authority loan	—	12,000	—	—	12,000
Long-term debt	682,487	41,060	—	—	723,547
Intercompany notes payable	31,835	—	—	—	31,835
Other long-term liabilities	14,672	31,805	—	—	46,477
Total liabilities	15,240,023	15,614,083	—	(28,407,214)	2,446,892

Commitments and contingencies

Equity:
Member's equity	933,164	667,173	—	(667,173)	933,164
Retained earnings	853,527	2,915,720	—	(2,915,720)	853,527
Accumulated other comprehensive loss	(14,538)	1,729	—	(1,729)	(14,538)
Total equity	1,772,153	3,584,622	—	(3,584,622)	1,772,153
Total liabilities and equity	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING BALANCE SHEET

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

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$16,190,178	$7,641,498	$—	$(4,680,221)	$19,151,455

Costs and expenses:
Cost of sales, excluding depreciation	16,486,851	5,996,684	—	(4,680,221)	17,803,314
Operating expenses, excluding depreciation	(482)	813,134	—	—	812,652
General and administrative expenses	82,284	13,510	—	—	95,794
(Gain) loss on sale of asset	(388)	205	—	—	(183)
Depreciation and amortization expense	12,856	98,623	—	—	111,479
	16,581,121	6,922,156	—	(4,680,221)	18,823,056

Income (loss) from operations	(390,943)	719,342	—	—	328,399

Other income (expense):
Equity in earnings of subsidiaries	722,673	—	—	(722,673)	—
Change in fair value of catalyst lease	—	4,691	—	—	4,691
Interest expense, net	(92,854)	(1,360)	—	—	(94,214)
Net income (loss)	$238,876	$722,673	$—	$(722,673)	$238,876

Comprehensive Income (Loss)	$233,279	$724,930	$—	$(724,930)	$233,279

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$7,622,924	$16,141,408	$—	$(3,625,645)	$20,138,687

Costs and expenses:
Cost of sales, excluding depreciation	8,537,996	13,356,727	—	(3,625,645)	18,269,078
Operating expenses, excluding depreciation	—	738,824	—	—	738,824
General and administrative expenses	105,135	15,308	—	—	120,443
Loss on sale of asset	—	(2,329)	—	—	(2,329)
Depreciation and amortization expense	8,051	84,187	—	—	92,238
	8,651,182	14,192,717	—	(3,625,645)	19,218,254

(Loss) income from operations	(1,028,258)	1,948,691	—	—	920,433

Other income (expense):
Equity in earnings (loss) of subsidiaries	1,921,040	—	—	(1,921,040)	—
Change in fair value of contingent consideration	—	(2,768)	—	—	(2,768)
Change in fair value of catalyst lease	—	(3,724)	—	—	(3,724)
Interest expense, net	(87,470)	(21,159)	—	—	(108,629)
Net income (loss)	$805,312	$1,921,040	$—	$(1,921,040)	$805,312

Comprehensive Income (Loss)	$798,747	$1,921,267	$—	$(1,921,267)	$798,747

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$—	$14,960,338	$—	$—	$14,960,338

Costs and expenses:
Cost of sales, excluding depreciation	—	13,855,163	—	—	13,855,163
Operating expenses, excluding depreciation	—	658,831	—	—	658,831
General and administrative expenses	72,667	13,516	—	—	86,183
Acquisition related expenses	517	211	—	—	728
Depreciation and amortization expense	2,047	51,696	—	—	53,743
	75,231	14,579,417	—	—	14,654,648

(Loss) income from operations	(75,231)	380,921	—	—	305,690

Other income (expense):
Equity in earnings (loss) of subsidiaries	326,170	—	—	(326,170)	—
Change in fair value of catalyst lease	—	7,316	—	—	7,316
Change in fair value of contingent consideration	—	(5,215)	—	—	(5,215)
Interest expense, net	(8,268)	(56,852)	—	—	(65,120)
Net income (loss)	$242,671	$326,170	$—	$(326,170)	$242,671

Comprehensive Income (Loss)	$241,344	$326,175	$—	$(326,175)	$241,344

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$238,876	$722,673	$—	$(722,673)	$238,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,296	98,705	—	—	118,001
Stock-based compensation	—	3,753	—	—	3,753
Change in fair value of catalyst lease obligation	—	(4,691)	—	—	(4,691)
Change in fair value of contingent consideration	—	—	—	—	—
Non-cash change in inventory repurchase obligations	—	(20,492)	—	—	(20,492)
Write-off of unamortized deferred financing fees	—	—	—	—	—
Pension and other post retirement benefit costs	4,575	12,153	—	—	16,728
Gain on disposition of property, plant and equipment	(388)	205	—	—	(183)
Equity in earnings of subsidiaries	(722,673)	—	—	722,673	—
Changes in current assets and current liabilities:
Accounts receivable	(281,386)	188,535	—	—	(92,851)
Amounts due to/from related parties	626,623	(611,902)	—	—	14,721
Inventories	(153,782)	199,773	—	—	45,991
Other current assets	(40,416)	(2,039)	—	—	(42,455)
Accounts payable	109,988	(67,752)	—	—	42,236
Accrued expenses	222,194	(7,377)	—	—	214,817
Deferred revenue	7,766	(210,543)	—	—	(202,777)
Other assets and liabilities	(1,140)	(19,263)	—	—	(20,403)
Net cash provided by operating activities	29,533	281,738	—	—	311,271

Cash flows from investing activities:
Expenditures for property, plant and equipment	(127,653)	(190,741)	—	—	(318,394)
Expenditures for refinery turnarounds costs	—	(64,616)	—	—	(64,616)
Expenditures for other assets	—	(32,692)	—	—	(32,692)
Proceeds from sale of assets	102,428	—	—	—	102,428
Net cash used in investing activities	(25,225)	(288,049)	—	—	(313,274)

Cash flows from financing activities:
Proceeds from revolver borrowings	1,450,000	—	—	—	$1,450,000
Proceeds from intercompany notes payable	31,835	—	—	—	31,835
Proceeds from member's capital contributions	—	1,757	—	—	1,757
Proceeds from catalyst lease	—	14,337	—	—	14,337
Distribution to members	(215,846)	—	—	—	(215,846)
Repayments of revolver borrowings	(1,435,000)	—	—	—	(1,435,000)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)	—	—	(21,357)
Deferred financing costs and other	(1,044)	—	—	—	(1,044)
Net cash used in financing activities	(170,055)	(5,263)	—	—	(175,318)

Net decrease in cash and cash equivalents	(165,747)	(11,574)	—	—	(177,321)
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$76,179	$791	$—	$—	$76,970

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$805,312	$1,921,040	$—	$(1,921,040)	$805,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,466	84,184	—	—	97,650
Stock-based compensation	—	2,954	—	—	2,954
Change in fair value of catalyst lease obligation	—	3,724	—	—	3,724
Change in fair value of contingent consideration	—	2,768	—	—	2,768
Non-cash change in inventory repurchase obligations	—	4,576	—	—	4,576
Write-off of unamortized deferred financing fees	4,391	—	—	—	4,391
Pension and other post retirement benefit costs	2,125	10,559	—	—	12,684
Gain on disposition of property, plant and equipment	—	(2,329)	—	—	(2,329)
Equity in earnings of subsidiaries	(1,921,040)	—	—	1,921,040	—
Changes in current assets and current liabilities:
Accounts receivable	(306,999)	119,455	—	—	(187,544)
Amounts due to/from related parties	1,736,986	(1,751,707)	—	—	(14,721)
Inventories	(664,225)	584,128	—	—	(80,097)
Other current assets	78	49,893	—	—	49,971
Accounts payable	193,151	(119,161)	—	—	73,990
Accrued expenses	419,735	(389,392)	—	—	30,343
Deferred revenue	—	21,309	—	—	21,309
Other assets and liabilities	(9,023)	(22,521)	—	—	(31,544)
Net cash provided by operating activities	273,957	519,480	—	—	793,437

Cash flows from investing activities:
Expenditures for property, plant and equipment	(16,546)	(159,354)	—	—	(175,900)
Expenditures for refinery turnarounds costs	—	(38,633)	—	—	(38,633)
Expenditures for other assets	—	(8,155)	—	—	(8,155)
Proceeds from sale of assets	—	3,381	—	—	3,381
Net cash used in investing activities	(16,546)	(202,761)	—	—	(219,307)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	665,806	—	—	—	665,806
Proceeds from long-term debt	430,000	—	—	—	430,000
Proceeds from catalyst lease	—	9,452	—	—	9,452
Distributions to members	(160,965)	—	—	—	(160,965)
Repayments of long-term debt	(823,749)	(360,848)	—	—	(1,184,597)
Payment of contingent consideration related to acquisition of Toledo refinery	(103,642)	—	—	—	(103,642)
Deferred financing costs and other	(26,059)	—	—	—	(26,059)
Net cash used in financing activities	(18,609)	(351,396)	—	—	(370,005)

Net increase (decrease) in cash and cash equivalents	238,802	(34,677)	—	—	204,125
Cash and equivalents, beginning of period	3,124	47,042	—	—	50,166
Cash and equivalents, end of period	$241,926	$12,365	$—	$—	$254,291

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

23. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2011
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities
Net income (loss)	$242,671	$326,170	$—	$(326,170)	$242,671
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	4,877	52,042	—	—	56,919
Stock based compensation	—	2,516	—	—	2,516
Change in fair value of catalyst lease obligation	—	(7,316)	—	—	(7,316)
Change in fair value of contingent consideration	—	5,215	—	—	5,215
Non-cash change in inventory repurchase obligations	—	25,329	—	—	25,329
Pension and other post retirement benefit costs	1,241	8,527	—	—	9,768
Equity in earnings of subsidiaries	(326,170)	—	—	326,170	—
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	—	(279,315)	—	—	(279,315)
Inventories	—	(512,054)	—	—	(512,054)
Other current assets	(8,896)	(48,057)	—	—	(56,953)
Accounts payable	4,456	245,309	—	—	249,765
Accrued expenses	46,724	348,369	—	—	395,093
Deferred revenue	—	122,895	—	—	122,895
Other assets and liabilities	(1,029)	(4,222)	—	—	(5,251)
Net cash from operating activities	(36,126)	285,408	—	—	249,282

Cash flows from investing activities
Acquisition of the Toledo Refinery, net of cash received for sale of assets	—	(168,156)	—	—	(168,156)
Expenditures for property, plant and equipment	(17,202)	(471,519)	—	—	(488,721)
Expenditures for refinery turnarounds costs	—	(62,823)	—	—	(62,823)
Expenditures for other assets	—	(23,339)	—	—	(23,339)
Proceeds from sale of assets	—	4,700	—	—	4,700
Amounts due to/from related parties	(750,630)	—	—	750,630	—
Other	—	(854)	—	—	(854)
Net cash used in investing activities	(767,832)	(721,991)	—	750,630	(739,193)

Cash flows from financing activities
Proceeds from member contributions	408,397	—	—	—	408,397
Proceeds from long-term debt	470,000	18,894	—	—	488,894
Proceeds from catalyst lease	—	18,624	—	—	18,624
Repayments of long-term debt	(201,250)	(19,151)	—	—	(220,401)
Repayment of seller note for inventory	—	(299,645)	—	—	(299,645)
Amounts due to/from related parties		750,630		(750,630)	—
Deferred financing costs and other	(10,737)	(512)	—	—	(11,249)
Net cash (used in) provided by financing activities	666,410	468,840	—	(750,630)	384,620

Net (decrease) increase in cash and cash equivalents	(137,548)	32,257	—	—	(105,291)
Cash and equivalents, beginning of period	140,672	14,785	—	—	155,457
Cash and equivalents, end of period	$3,124	$47,042	$—	$—	$50,166

PBF ENERGY INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Unaudited)
The following table summarizes quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts).

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$4,797,847	$4,678,293	$4,858,880	$4,816,435
Income (loss) from operations	100,105	133,027	(55,599)	142,326
Net income (loss)	69,711	107,170	(64,893)	102,097
Net income attributable to PBF Energy Inc.	11,406	16,826	(19,848)	31,156
Earnings per common share -assuming dilution	$0.48	$0.61	$(0.50)	$0.76

	2012 Quarter Ended
	March 31	June 30	September 30	December 31 (a)
Revenues	$4,716,106	$5,077,015	$5,395,206	$4,950,360
Income (loss) from operations	(164,083)	579,506	220,109	284,901
Net income (loss)	(202,532)	555,742	186,564	264,263
Net income attributable to PBF Energy Inc.				1,956
Earnings per common share -assuming dilution				$0.08

(a)	On December 12, 2012, PBF Energy Inc. completed an initial public offering which closed on December 18, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 21, 2014
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer	February 21, 2014
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Matthew C. Lucey	Senior Vice President, Chief Financial Officer	February 21, 2014
(Matthew C. Lucey)	(Principal Financial Officer)

/s/ Karen B. Davis	Chief Accounting Officer	February 21, 2014
(Karen B. Davis)	(Principal Accounting Officer)

/s/ Thomas D. O’Malley	Executive Chairman of the	February 21, 2014
(Thomas D. O’Malley)	Board of Directors

/s/ Spencer Abraham	Director	February 21, 2014
(Spencer Abraham)

/s/ Jefferson F. Allen	Director	February 21, 2014
(Jefferson F. Allen)

/s/ Wayne Budd	Director	February 21, 2014
(Wayne Budd)

/s/ Martin J. Brand	Director	February 21, 2014
(Martin J. Brand)

Signature	Title	Date

/s/ Timothy H. Day	Director	February 21, 2014
(Timothy H. Day)

/s/ David I. Foley	Director	February 21, 2014
(David I. Foley)

/s/ Dennis Houston	Director	February 21, 2014
(Dennis Houston)

/s/ Edward F. Kosnik	Director	February 21, 2014
(Edward F. Kosnik)

/s/ Neil A. Wizel	Director	February 21, 2014
(Neil A. Wizel)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF HOLDING COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 21, 2014
POWER OF ATTORNEY
Each of the officers and directors of PBF Holding Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Michael Gayda, Matthew Lucey and Jeffrey Dill, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer	February 21, 2014
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Matthew C. Lucey	Senior Vice President, Chief Financial Officer	February 21, 2014
(Matthew C. Lucey)	(Principal Financial Officer)

/s/ Karen B. Davis	Chief Accounting Officer	February 21, 2014
(Karen B. Davis)	(Principal Accounting Officer)

/s/ Michael D. Gayda	Director	February 21, 2014
(Michael D. Gayda)

/s/ Jeffrey Dill	Director	February 21, 2014
(Jeffrey Dill)