Form 10-Q
period 2014-03-31
PBF Energy Inc.; PBF Finance Corp; PBF Holding Co LLC
filed 2014-05-07
CIK 1534504, 1566097, 1566011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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
As of May 5, 2014, PBF Energy Inc. had outstanding 69,670,192 shares of Class A common stock and 40 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest of approximately 71.9% of the outstanding economic interest in, PBF Energy Company LLC. PBF Energy Company LLC held 100% of the membership interests in PBF Holding Company LLC as of May 5, 2014. PBF Holding Company LLC has no common stock outstanding. As of May 5, 2014, PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Explanatory Note
This combined Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”), PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 71.9% of the outstanding economic interests in, PBF Energy Company LLC ("PBF LLC"). PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three months ended March 31, 2014 and constituting 100% of PBF Energy’s revenue generating assets as of March 31, 2014.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and elsewhere in the Annual Reports on Form 10-K for the year ended December 31, 2013 of PBF Energy Inc., PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2013 Annual Reports on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•the impact of current and future laws, rulings and governmental regulations, including any change by the federal government in the restrictions on exporting U.S. crude oil and the implementation of rules and regulations regarding transportation of crude oil by rail;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•the costs of being a public company, including Sarbanes-Oxley Act compliance;
•any decisions we make with respect to our energy-related logistical assets that could qualify for an MLP structure, including future opportunities that we may determine present greater potential value to stockholders than conveying assets to the planned MLP;
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
Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, including the securities laws of the United States, and we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$237,135	$76,970
Accounts receivable	529,641	596,647
Inventories	1,546,255	1,445,517
Deferred tax asset	12,666	25,529
Prepaid expense and other current assets	40,125	55,843
Total current assets	2,365,822	2,200,506

Property, plant and equipment, net	1,757,985	1,781,589
Deferred tax assets	310,445	169,234
Deferred charges and other assets, net	282,167	262,479
Total assets	$4,716,419	$4,413,808

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$246,819	$402,293
Accrued expenses	1,364,412	1,209,881
Payable to related parties pursuant to tax receivable agreement	12,541	12,541
Current portion of long-term debt	12,491	12,029
Deferred revenue	6,373	7,766
Total current liabilities	1,642,636	1,644,510

Delaware Economic Development Authority loan	12,000	12,000
Long-term debt	710,337	723,547
Payable to related parties pursuant to tax receivable agreement	496,609	274,775
Other long-term liabilities	44,714	43,720
Total liabilities	2,906,296	2,698,552

Commitments and contingencies (Note 9)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 69,670,192 shares outstanding at March 31, 2014, 39,665,473 shares outstanding, at December 31, 2013	70	40
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 40 shares outstanding, at March 31, 2014 and December 31, 2013	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at March 31, 2014 and December 31, 2013	—	—
Additional paid in capital	1,198,365	657,499
Retained earnings	64,622	3,579
Accumulated other comprehensive loss	(10,277)	(6,988)
Total PBF Energy Inc. equity	1,252,780	654,130
Noncontrolling interest	557,343	1,061,126
Total equity	1,810,123	1,715,256
Total liabilities and equity	$4,716,419	$4,413,808

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$4,746,443	$4,797,847

Cost and expenses:
Cost of sales, excluding depreciation	4,147,684	4,435,101
Operating expenses, excluding depreciation	268,899	206,015
General and administrative expenses	36,624	30,094
Gain on sale of assets	(186)	—
Depreciation and amortization expense	33,215	26,532
	4,486,236	4,697,742

Income from operations	260,207	100,105

Other income (expenses)
Change in fair value of catalyst leases	(2,001)	(1,339)
Interest expense, net	(25,255)	(21,611)
Income before income taxes	232,951	77,155
Income tax expense	49,679	7,444
Net Income	183,272	69,711
Less: net income attributable to noncontrolling interest	105,828	58,305
Net Income attributable to PBF Energy Inc.	$77,444	$11,406

Weighted-average shares of Class A common stock outstanding
Basic	54,167,861	23,589,687
Diluted	54,691,627	97,415,576
Net income available to Class A common stock per share:
Basic	$1.43	$0.48
Diluted	$1.42	$0.48

Dividends per common share	$0.30	$0.30

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$183,272	$69,711
Other comprehensive income (loss):
Unrealized gain on available for sale securities	29	—
Net gain (loss) on pension and other postretirement benefits	217	(108)
Total other comprehensive income (loss)	246	(108)
Comprehensive income	183,518	69,603
Less: comprehensive income attributable to noncontrolling interest	105,897	58,223
Comprehensive income attributable to PBF Energy Inc.	$77,621	$11,380

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$183,272	$69,711
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34,848	28,142
Stock-based compensation	1,420	1,020
Change in fair value of catalyst lease obligations	2,001	1,339
Deferred income taxes	32,960	7,444
Non-cash change in inventory repurchase obligations	(17,463)	(8,153)
Pension and other post retirement benefit costs	4,805	4,182
Gain on disposition of property, plant and equipment	(186)	—

Changes in current assets and current liabilities:
Accounts receivable	67,006	(159,050)
Inventories	(99,974)	22,060
Prepaid expenses and other current assets	15,718	(15,202)
Accounts payable	(155,474)	116,163
Accrued expenses	196,698	150,707
Deferred revenue	(1,393)	1,804
Other assets and liabilities	(3,667)	(9,101)
Net cash provided by operations	260,571	211,066

Cash flow from investing activities:
Expenditures for property, plant and equipment	(60,127)	(56,152)
Expenditures for deferred turnaround costs	(23,128)	(2,166)
Expenditures for other assets	(7,157)	(835)
Proceeds from sale of assets	37,759	—
Net cash used in investing activities	(52,653)	(59,153)

Cash flows from financing activities:
Distribution to PBF Energy Company LLC members	(13,260)	(25,892)
Dividend payments	(16,401)	(7,084)
Proceeds from revolver borrowings	265,000	—
Repayments of revolver borrowings	(280,000)	—
Deferred financing costs and other	(3,092)	(733)
Net cash used in financing activities	(47,753)	(33,709)

Net increase in cash and cash equivalents	160,165	118,204
Cash and equivalents, beginning of period	76,970	285,884
Cash and equivalents, end of period	$237,135	$404,088

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$—	$4,000
Accrued construction in progress	8,277	5,749

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$237,135	$76,970
Accounts receivable	529,641	596,647
Inventories	1,546,255	1,445,517
Prepaid expense and other current assets	40,125	55,843
Total current assets	2,353,156	2,174,977

Property, plant and equipment, net	1,757,985	1,781,589
Deferred charges and other assets, net	282,167	262,479
Total assets	$4,393,308	$4,219,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$246,819	$402,293
Accrued expenses	1,348,757	1,210,945
Current portion of long-term debt	12,491	12,029
Deferred revenue	6,373	7,766
Total current liabilities	1,614,440	1,633,033

Delaware Economic Development Authority loan	12,000	12,000
Long-term debt	710,337	723,547
Intercompany notes payable	32,035	31,835
Other long-term liabilities	48,670	46,477
Total liabilities	2,417,482	2,446,892

Commitments and contingencies (Note 9)

Equity:
Member's equity	933,502	933,164
Retained earnings	1,056,616	853,527
Accumulated other comprehensive loss	(14,292)	(14,538)
Total equity	1,975,826	1,772,153
Total liabilities and equity	$4,393,308	$4,219,045

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Revenues	$4,746,443	$4,797,847

Costs and expenses:
Cost of sales, excluding depreciation	4,147,684	4,435,101
Operating expenses, excluding depreciation	268,899	206,015
General and administrative expenses	36,624	30,094
Gain on sale of assets	(186)	—
Depreciation and amortization expense	33,215	26,532
	4,486,236	4,697,742

Income from operations	260,207	100,105

Other income (expense)
Change in fair value of catalyst leases	(2,001)	(1,339)
Interest expense, net	(25,456)	(21,611)
Net income	$232,750	$77,155

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$232,750	$77,155
Other comprehensive income (loss):
Unrealized gain on available for sale securities	29	—
Net gain (loss) on pension and other postretirement benefits	217	(108)
Total other comprehensive income (loss)	246	(108)
Comprehensive income	$232,996	$77,047

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$232,750	$77,155
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34,848	28,142
Stock-based compensation	1,420	1,020
Change in fair value of catalyst lease obligations	2,001	1,339
Non-cash change in inventory repurchase obligations	(17,463)	(8,153)
Pension and other post retirement benefit costs	4,805	4,182
Gain on disposition of property, plant and equipment	(186)	—

Changes in current assets and current liabilities:
Accounts receivable	67,006	(159,050)
Due to/from related party	—	27,231
Inventories	(99,974)	22,060
Prepaid assets and other current assets	15,718	(15,202)
Accounts payable	(155,474)	116,163
Accrued expenses	179,981	155,069
Deferred revenue	(1,393)	1,804
Other assets and liabilities	(3,667)	(9,101)
Net cash provided by operations	260,372	242,659

Cash flows from investing activities:
Expenditures for property, plant and equipment	(60,127)	(56,152)
Expenditures for deferred turnaround costs	(23,128)	(2,166)
Expenditures for other assets	(7,157)	(835)
Proceeds from sale of assets	37,759	—
Net cash used in investing activities	(52,653)	(59,153)

Cash flows from financing activities:
Proceeds from revolver borrowings	265,000	—
Distributions to members	(29,661)	(32,976)
Repayments of revolver borrowings	(280,000)	—
Deferred financing costs and other	(2,893)	(733)
Net cash used in financing activities	(47,554)	(33,709)

Net increase in cash and cash equivalents	160,165	149,797
Cash and equivalents, beginning of period	76,970	254,291
Cash and equivalents, end of period	$237,135	$404,088

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$—	$4,000
Accrued construction in progress	8,277	5,749

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") is the sole managing member of PBF Energy Company LLC ("PBF LLC") with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy.

On January 10, 2014, PBF Energy completed a public offering of 15,000,000 shares of Class A common stock at a price of $28.00 per share, less underwriting discounts and commissions, in a secondary offering (the "January 2014 secondary offering"). All of the shares were sold by funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the January 2014 secondary offering, Blackstone and First Reserve exchanged 15,000,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve. PBF Energy did not receive any proceeds from the January 2014 secondary offering.

Additionally, on March 26, 2014, PBF Energy completed a public offering of 15,000,000 shares of Class A common stock at a price of $25.39 per share, which includes underwriting discounts and commissions, in a secondary offering (the "March 2014 secondary offering"). All of the shares were sold by funds affiliated with First Reserve. In connection with the March 2014 secondary offering, First Reserve exchanged 15,000,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by First Reserve. PBF Energy did not receive any proceeds from the March 2014 secondary offering.

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

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

financial statements should be read in conjunction with the financial statements included in the Annual Reports on Form 10-K for the year ended December 31, 2013 of PBF Energy Inc., PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

2. NONCONTROLLING INTEREST OF PBF ENERGY

PBF Energy is the sole managing member of, and had a controlling interest in, PBF LLC which represented 40.9% of the outstanding units as of December 31, 2013. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. In connection with the January 2014 and March 2014 secondary offerings, Blackstone and First Reserve exchanged 30,000,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which increased PBF Energy's interest in PBF LLC to approximately 71.9% as of March 31, 2014.

PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated statements of operations represents the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated balance sheets represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy. The noncontrolling interest ownership percentage as of March 31, 2014, March 26, 2014 (the completion date of the March 2014 secondary offering) and January 10, 2014 (the completion date of the January 2014 secondary offering) and December 31, 2013 is calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2013	57,201,674	39,665,473	96,867,147
	59.1%	40.9%	100%
January 10, 2014	42,201,674	54,665,473	96,867,147
	43.6%	56.4%	100%
March 26, 2014	27,213,374	69,670,192	96,883,566
	28.1%	71.9%	100%
March 31, 2014	27,213,374	69,670,192	96,883,566
	28.1%	71.9%	100%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2014:

	PBF Energy Inc. Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	$654,130	$1,061,126	$1,715,256
Comprehensive income	77,621	105,897	183,518
Dividend and distributions	(16,401)	(13,260)	(29,661)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(60,526)	—	(60,526)
Record allocation of noncontrolling interest upon completion of secondary offerings	596,758	(596,758)	—
Stock-based compensation	1,198	222	1,420
Exercise of PBF LLC options and warrants, net	—	116	116
Balance at March 31, 2014	$1,252,780	$557,343	$1,810,123

3. INVENTORIES
Inventories consisted of the following:

March 31, 2014
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$662,276	$71,169	$733,445
Refined products and blendstocks	401,997	376,615	778,612
Warehouse stock and other	34,198	—	34,198
	$1,098,471	$447,784	$1,546,255

December 31, 2013
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$518,599	$89,837	$608,436
Refined products and blendstocks	425,033	378,286	803,319
Warehouse stock and other	33,762	—	33,762
	$977,394	$468,123	$1,445,517

The inventory offtake agreements at the Paulsboro and Delaware City refineries were terminated on July 1, 2013 and separate inventory intermediation agreements for these refineries became effective upon the termination.

Inventory under inventory supply and offtake arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

the crude supply agreement; and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.

At March 31, 2014 and December 31, 2013, the replacement value of inventories exceeded the LIFO carrying value by approximately $105,258 and $78,407, respectively.

4. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	March 31, 2014	December 31, 2013
Deferred turnaround costs, net	$132,414	$119,383
Catalyst	93,806	88,964
Deferred financing costs, net	26,866	26,541
Restricted cash	13,617	12,117
Linefill	9,667	9,636
Intangible assets, net	560	653
Other	5,237	5,185
	$282,167	$262,479

5. ACCRUED EXPENSES
PBF Energy
Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Inventory-related accruals	$684,726	$533,012
Inventory supply and offtake arrangements	475,275	454,893
Accrued transportation costs	38,246	29,762
Excise and sales tax payable	36,698	42,814
Accrued utilities	29,777	25,959
Accrued salaries and benefits	20,246	10,799
Income taxes payable	15,655	—
Renewable energy credit obligations	13,482	15,955
Customer deposits	13,396	23,621
Accrued interest	9,023	22,570
Accrued construction in progress	8,277	33,747
Other	19,611	16,749
	$1,364,412	$1,209,881

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

 PBF Holding
Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Inventory-related accruals	$684,726	533,012
Inventory supply and offtake arrangements	475,275	454,893
Accrued transportation costs	38,246	29,762
Excise and sales tax payable	36,698	42,814
Accrued utilities	29,777	25,959
Accrued salaries and benefits	20,246	10,799
Renewable energy credit obligations	13,482	15,955
Customer deposits	13,396	23,621
Accrued interest	9,023	22,570
Accrued construction in progress	8,277	33,747
Other	19,611	17,813
	$1,348,757	$1,210,945

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks in accordance with the Inventory Intermediation Agreements with J. Aron, which commenced in July 2013. As of March 31, 2014, a liability included in Inventory supply and offtake arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.

Prior to July 1, 2013, the Company had the obligation to repurchase certain intermediates and lube products under its products offtake agreements with Morgan Stanley Capital Group Inc. (“MSCG”) that were held in the Company’s refinery storage tanks in Delaware City and Paulsboro. A liability included in Inventory supply and offtake arrangements was recorded at market price for the volumes held in storage consistent with the terms of the offtake agreements with any change in the market price recorded in cost of sales.  The liability represented the amount the Company expected to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $15,904 related to this liability in the three months ended March 31, 2013.

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

6. CREDIT FACILITY
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of eleven lenders, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of approximately two thousand

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

coiled and insulated crude tank cars and approximately one thousand non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.

The amount advanced under the Rail Facility will equal 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate will adjust automatically to 65%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.

At PBF Rail's election, advances will bear interest at a rate per annum equal to one month Libor plus the Facility Margin for Eurodollar Loans, or the Corporate Base Rate plus the Facility Margin for Base Rate Loans (the Corporate Base Rate is equal to the higher of the prime rate as determined by CA-CIB, the Federal Funds Rate plus 50 basis points, or one month Libor plus 100 basis points), all as defined in the credit agreement. In addition, there is a commitment fee on the unused portion. Interest and fees are payable monthly.

The lenders received a perfected, first priority security interest in all of PBF Rail assets, including but not limited to (i) the Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into by the PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Toledo Refining Company LLC.
At March 31, 2014, there were no outstanding loans under the Rail Facility.

7. INCOME TAXES
PBF Energy
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 40.9% prior to the January 2014 secondary offering, 56.4% prior to the March 2014 secondary offering and approximately 71.9% subsequent to the March 2014 secondary offering). PBF LLC is organized as a limited liability company which is treated as a "flow-through" entity for federal income tax purposes and therefore is not subject to income taxes. As a result, the PBF Energy condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Current tax benefit	$16,719	$—
Deferred tax expense	32,960	7,444
Total tax expense	$49,679	$7,444

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The difference between the Company’s income tax expense and the income tax provision computed by applying the United States statutory rate and the difference between the Company’s effective income tax rate and the United States statutory rate are reconciled below:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Provision at Federal statutory rate	$44,493	35.0%	$6,598	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	6,623	5.2%	819	4.3%
Non deductible/nontaxable items	178	0.1%	18	0.1%
Other	(1,615)	(1.3)%	9	0.1%
Total	$49,679	39.0%	$7,444	39.5%

PBF Energy has determined there are no material uncertain tax positions as of March 31, 2014.

PBF Holding
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly there is no benefit or provision for federal or state income tax in the accompanying PBF Holding financial statements.

8. INTERCOMPANY NOTES PAYABLE
As of March 31, 2014, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $32,035 ($31,835 as of December 31, 2013). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of the PBF Holding, without penalty or premium.

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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,473 recorded as of March 31, 2014 ($9,869 as of December 31, 2013) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,117 and $12,117, acquired in the Paulsboro acquisition, is recorded as restricted cash in deferred charges and other assets, net as of March 31, 2014 and December 31, 2013, respectively.

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

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 PPM sulfur.  By July 1, 2014, four additional Northeastern states will also require heating oils with 500 PPM or less sulfur.  All of the heating oil we currently produce meets these specifications.  The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the Clean Air Act. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January of 2017.  The new standard is set at 10 ppm sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 ppm cap. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013. The EPA did not meet this requirement but did release the proposed standards for 2014. In the proposed standards EPA responded to the industry discussion around the apparent infeasibility of compliance in 2014 if the EPA issued standards following the requirements of the Energy Independence and Security Act.  The EPA indicated it would use its waiver authority under the RFS 2 program ("RFS 2") and set standards for renewable fuel recognizing the practical constraints in requiring ethanol blending into gasoline above 10%. The EPA also indicated it would reduce the advanced biofuel requirement and hold constant the biomass based diesel requirements at the 2013 level. The cellulosic requirement would be increased over the 2013 volume and, as has been the case in each of the prior years, the EPA would likely be overstating the actual production. Renewable fuel groups have been vocal in advocating changes to the proposed standards in general due to the lower volumes mandated. The EPA is targeting to finalize the 2014 RFS 2 standards by June 2014. While there is still uncertainty regarding the final standards, the Company expects that the final standards issued by the EPA will not have a material impact on the Company's cost of compliance with RFS 2.

On June 1, 2012, the EPA issued final amendments to the New Source Performance Standards ("NSPS") for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares.  The Company has evaluated the impact of the regulation and amended standards on its refinery operations and currently does not expect the cost to comply by July 1, 2015 with the amended NSPS to be material.

In addition, the EPA proposed a Final Rule to the Clean Water Act ("CWA") Section 316(b) regarding cooling water intake structures. The next phase will include requirements for petroleum refineries.  The rule was to be published in January 2014, but was delayed by the EPA.  On February 10, 2014 the EPA and regulated parties agreed that the Agency will finalize the cooling water intake rule by April 17, 2014. The EPA did not meet this date, and has indicated that the issuance will be delayed until May 16, 2014.  The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but may request additional time, no later than 8-years after the final rule effective date. The company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.

On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges.  The

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020.  The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing.  Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals.  Briefs have been filed in this appeal but no date has been set for a decision by the Superior Court.  A hearing on the second appeal before the Environmental Appeals Board, case no. 2013-06, was held on January 13, 2014, and the Board ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction.  A written decision by the Board has been issued and the Appellants have the right to appeal the decision to Superior Court.  If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on our financial position, results of operations or cash flows.

The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.

PBF LLC Limited Liability Company Agreement
The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC, regardless of whether such holders receive cash distributions from PBF LLC. PBF Energy may not receive cash distributions from PBF LLC equal to its share of such taxable income or even equal to the actual tax due with respect to that income. Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC.
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

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions. PBF LLC will cause PBF Holding to distribute cash to PBF LLC to make such distributions on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 71.9% interest as of March 31, 2014 (40.9% as of December 31, 2013).

10. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2014, PBF Holding paid $29,661 in distributions to PBF LLC. PBF LLC used $29,065 of this amount in total to make non-tax distributions of $0.30 per unit to its members, of which $16,401 was distributed to PBF Energy and the balance was distributed to its other members on March 14, 2014. PBF Energy used this $16,401 to pay cash dividends of $0.30 per share of Class A common stock on March 14, 2014. PBF LLC used the remaining net $596, from PBF Holding's distribution to make tax distributions to its members, including PBF Energy, during the three months ended March 31, 2014.

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2014	2013
Components of net periodic benefit cost:
Service cost	$4,291	$3,699
Interest cost	570	248
Expected return on plan assets	(524)	(138)
Amortization of prior service costs	3	3
Amortization of loss	222	105
Net periodic benefit cost	$4,562	$3,917

	Three Months Ended March 31,
Post Retirement Medical Plan	2014	2013
Components of net periodic benefit cost:
Service cost	$178	$181
Interest cost	93	84
Amortization of prior service costs	(20)	—
Amortization of gain	(5)	—
Net periodic benefit cost	$246	$265

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2014 and December 31, 2013.
We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

	As of March 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$155,861	$—	$—	$155,861	N/A	$155,861
Non-qualified pension plan assets	4,955	—	—	4,955	N/A	4,955
Commodity contracts	33,436	19,839	800	54,075	(26,124)	27,951
Derivatives included with intermediation agreement obligations	—	20,829	—	20,829	—	20,829
Derivatives included with inventory supply arrangement obligations	—	2,473	—	2,473	—	2,473
Total	$194,252	$43,141	$800	$238,193	$(26,124)	$212,069

Liabilities:
Catalyst lease obligations	—	55,090	—	55,090	N/A	55,090
Commodity contracts	—	21,573	4,551	26,124	(26,124)	—
Total	$—	$76,663	$4,551	$81,214	$(26,124)	$55,090

	As of December 31, 2013
	Fair Value Hierarchy			Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,857	$—	$—	$5,857
Non-qualified pension plan assets	4,905	—	—	4,905
Commodity contracts	4,252	6,681	—	10,933
Derivatives included with inventory intermediation agreement obligations	—	6,016	—	6,016

Liabilities:
Commodity contracts	—	6,989	23,365	30,354
Catalyst lease obligations	—	53,089	—	53,089
Derivatives included with inventory supply arrangement obligations	—	177	—	177

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

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$(23,365)	$—
Purchases	—	—
Settlements	(1,305)	—
Unrealized gain included in earnings	20,919	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$(3,751)	$—

There were no transfers between levels during the three months ended March 31, 2014 and 2013, respectively.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes (a)	$667,738	$698,785	$667,487	$697,568
Revolver (b)	—	—	15,000	15,000
Catalyst leases (c)	55,090	55,090	53,089	53,089
	722,828	753,875	735,576	765,657
Less - Current maturities	12,491	12,491	12,029	12,029
Long-term debt	$710,337	$741,384	$723,547	$753,628

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

13. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of March 31, 2014, there were 697,550 barrels of crude oil and feedstocks (838,829 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. As of March 31, 2014, there were 3,511,926 barrels of intermediates and refined products (3,274,047 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2014, there were 91,730,000 barrels of crude oil and no barrels of refined products (43,199,000 and 0, respectively, as of December 31, 2013),

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of March 31, 2014 and December 31, 2013 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$2,473
Derivatives included with the intermediation agreement obligations	Accrued expenses	$20,829
December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(177)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$6,016

Derivatives not designated as hedging instruments:
March 31, 2014:
Commodity contracts	Accounts receivable	$27,951
December 31, 2013:
Commodity contracts	Accounts payable	$(19,421)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,651
Derivatives included with the intermediation agreement obligations	Cost of sales	$14,812
For the three months ended March 31, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(7,751)
Derivatives included with the intermediation agreement obligations	Cost of sales	$—

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2014:
Commodity contracts	Cost of sales	$72,397
For the three months ended March 31, 2013:
Commodity contracts	Cost of sales	$18,678

Hedged items designated in fair value hedges:
For the three months ended March 31, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,651)
Intermediate and refined product inventory	Cost of sales	$(14,812)
For the three months ended March 31, 2013:
Crude oil and feedstock inventory	Cost of sales	$2,888
Intermediate and refined product inventory	Cost of sales	$—

The Company had no ineffectiveness related to the Company's fair value hedges for the three months ended March 31, 2014 and a loss of $4,863 for the three months ended March 31, 2013 which was recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

Basic Earnings Per Share:	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Numerator for basic net income per Class A common share net income attributable to PBF Energy	$77,444	$11,406
Denominator for basic net income per Class A common share-weighted average shares	54,167,861	23,589,687
Basic net income attributable to PBF Energy per Class A common share	$1.43	$0.48

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy	$77,444	$11,406
Plus: Net income attributable to noncontrolling interest (1)	—	58,305
Less: Income tax on net income attributable to noncontrolling interest (2)	—	(23,025)
Numerator for diluted net income per Class A common share net income attributable to PBF Energy	$77,444	$46,686

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	54,167,861	23,589,687
Effect of dilutive securities:
Conversion of PBF LLC Series A Units (3)	—	72,972,131
Common stock equivalents (4)	523,766	853,758
Denominator for diluted net income per common share-adjusted weighted average shares	54,691,627	97,415,576
Diluted net income attributable to PBF Energy per Class A common share	$1.42	$0.48

——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their Series A Units for shares of PBF Energy's Class A common stock for the three months ended March 31, 2013. The potential conversion of 42,707,005 PBF LLC Series A Units were excluded from the denominator in computing diluted net income per share for the three months ended March 31, 2014 because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 39.5% for the three months ended March 31, 2013 to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(4)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 1,943,125 and 57,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three months ended March 31, 2014 and March 31, 2013, respectively.

15. SUBSEQUENT EVENTS
Dividend Declared
On April 28, 2014, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 29, 2014 to Class A common stockholders of record at the close of business on May 12, 2014.
Tax Distributions
On April 11, 2014, PBF Holding made cash distributions to PBF LLC in the amount of $103,500. PBF LLC subsequently made tax distributions of $103,500 to its members relating to the three months ended March 31, 2014, pursuant to the terms of PBF LLC's amended and restated limited liability company agreement. PBF Energy's share of such tax distributions was $57,573.

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the senior secured notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer.” The indenture dated February 9, 2012, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries.” PBF Logistics LP, PBF Rail Logistics Company LLC and Delaware City Terminaling Company LLC and PBF Transportation Company LLC are consolidated subsidiaries of the Company that are not guarantors of the senior secured notes.

The senior secured notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following supplemental combining and consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s Investment in its subsidiaries and the Guarantor Subsidiaries’ Investment in its subsidiaries are accounted for under the equity method of accounting.

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	March 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$235,846	$1,289	$—	$—	$237,135
Accounts receivable	521,340	8,301	—	—	529,641
Inventories	953,337	592,918	—	—	1,546,255
Prepaid expense and other current assets	35,114	5,011	—	—	40,125
Due from related parties	12,709,103	17,255,733	—	(29,964,836)	—
Total current assets	14,454,740	17,863,252	—	(29,964,836)	2,353,156

Property, plant and equipment, net	24,288	1,733,697	—	—	1,757,985
Investment in subsidiaries	3,280,156	—	—	(3,280,156)	—
Deferred charges and other assets, net	27,542	254,625	—	—	282,167
Total assets	$17,786,726	$19,851,574	$—	$(33,244,992)	$4,393,308

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$172,917	$73,902	$—	$—	$246,819
Accrued expenses	780,437	568,320	—	—	1,348,757
Current portion of long-term debt	—	12,491	—	—	12,491
Deferred revenue	6,373	—	—	—	6,373
Due to related parties	14,135,658	15,829,178	—	(29,964,836)	—
Total current liabilities	15,095,385	16,483,891	—	(29,964,836)	1,614,440

Delaware Economic Development Authority loan	—	12,000	—	—	12,000
Long-term debt	667,738	42,599	—	—	710,337
Intercompany notes payable	32,035	—	—	—	32,035
Other long-term liabilities	15,742	32,928	—	—	48,670
Total liabilities	15,810,900	16,571,418	—	(29,964,836)	2,417,482

Commitments and contingencies

Equity:
Member's equity	933,502	667,511	—	(667,511)	933,502
Retained earnings	1,056,616	2,610,891	—	(2,610,891)	1,056,616
Accumulated other comprehensive (loss) income	(14,292)	1,754	—	(1,754)	(14,292)
Total equity	1,975,826	3,280,156	—	(3,280,156)	1,975,826
Total liabilities and equity	$17,786,726	$19,851,574	$—	$(33,244,992)	$4,393,308

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$76,179	$791	$—	$—	$76,970
Accounts receivable	588,385	8,262	—	—	596,647
Inventories	818,007	627,510	—	—	1,445,517
Prepaid expense and other current assets	49,251	6,592	—	—	55,843
Due from related parties	11,807,063	16,600,151	—	(28,407,214)	—
Total current assets	13,338,885	17,243,306	—	(28,407,214)	2,174,977

Property, plant and equipment, net	60,746	1,720,843	—	—	1,781,589
Investment in subsidiaries	3,584,622	—	—	(3,584,622)	—
Deferred charges and other assets, net	27,923	234,556	—	—	262,479
Total assets	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$307,612	$94,681	$—	$—	$402,293
Accrued expenses	606,388	604,557	—	—	1,210,945
Current portion of long-term debt	—	12,029	—	—	12,029
Deferred revenue	7,766	—	—	—	7,766
Due to related parties	13,589,263	14,817,951	—	(28,407,214)	—
Total current liabilities	14,511,029	15,529,218	—	(28,407,214)	1,633,033

Delaware Economic Development Authority loan	—	12,000	—	—	12,000
Long-term debt	682,487	41,060	—	—	723,547
Intercompany notes payable	31,835	—	—	—	31,835
Other long-term liabilities	14,672	31,805	—	—	46,477
Total liabilities	15,240,023	15,614,083	—	(28,407,214)	2,446,892

Commitments and contingencies

Equity:
Member's equity	933,164	667,173	—	(667,173)	933,164
Retained earnings	853,527	2,915,720	—	(2,915,720)	853,527
Accumulated other comprehensive (loss) income	(14,538)	1,729	—	(1,729)	(14,538)
Total equity	1,772,153	3,584,622	—	(3,584,622)	1,772,153
Total liabilities and equity	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,745,995	$379,411	$—	$(378,963)	$4,746,443

Costs and expenses:
Cost of sales, excluding depreciation	4,147,684	378,963	—	(378,963)	4,147,684
Operating expenses, excluding depreciation	139	268,760	—	—	268,899
General and administrative expenses	31,776	4,848	—	—	36,624
Gain on sale of asset	(186)	—	—	—	(186)
Depreciation and amortization expense	3,481	29,734	—	—	33,215
	4,182,894	682,305	—	(378,963)	4,486,236

Income (loss) from operations	563,101	(302,894)	—	—	260,207

Other income (expense):
Equity in earnings (loss) of subsidiaries	(304,829)	—	—	304,829	—
Change in fair value of catalyst leases	—	(2,001)	—	—	(2,001)
Interest expense, net	(25,522)	66	—	—	(25,456)
Net income (loss)	$232,750	$(304,829)	$—	$304,829	$232,750

Comprehensive income (loss)	$232,996	$(304,805)	$—	$304,805	$232,996

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$3,053,792	$3,513,490	$—	$(1,769,435)	$4,797,847

Costs and expenses:
Cost of sales, excluding depreciation	3,407,534	2,797,002	—	(1,769,435)	4,435,101
Operating expenses, excluding depreciation	—	206,015	—	—	206,015
General and administrative expenses	26,445	3,649	—	—	30,094
Depreciation and amortization expense	2,823	23,709	—	—	26,532
	3,436,802	3,030,375	—	(1,769,435)	4,697,742

(Loss) income from operations	(383,010)	483,115	—	—	100,105

Other income (expense):
Equity in earnings of subsidiaries	480,866	—	—	(480,866)	—
Change in fair value of catalyst leases	—	(1,339)	—	—	(1,339)
Interest expense, net	(20,701)	(910)	—	—	(21,611)
Net income	$77,155	$480,866	$—	$(480,866)	$77,155

Comprehensive income	$77,047	$480,866	$—	$(480,866)	$77,047

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

	Three Months Ended March 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$232,750	$(304,829)	$—	$304,829	$232,750
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,115	29,733	—	—	34,848
Stock-based compensation	—	1,420	—	—	1,420
Change in fair value of catalyst lease obligations	—	2,001	—	—	2,001
Non-cash change in inventory repurchase obligations	—	(17,463)	—	—	(17,463)
Pension and other post retirement benefit costs	1,291	3,514	—	—	4,805
Gain on disposition of property, plant and equipment	(186)	—	—	—	(186)
Equity in earnings of subsidiaries	304,829	—	—	(304,829)	—
Changes in current assets and current liabilities:
Accounts receivable	67,045	(39)	—	—	67,006
Amounts due to/from related parties	(355,645)	355,645	—	—	—
Inventories	(135,330)	35,356	—	—	(99,974)
Prepaid expenses and other current assets	14,137	1,581	—	—	15,718
Accounts payable	(134,695)	(20,779)	—	—	(155,474)
Accrued expenses	174,049	5,932	—	—	179,981
Deferred revenue	(1,393)	—	—	—	(1,393)
Other assets and liabilities	(982)	(2,685)	—	—	(3,667)
Net cash provided by operating activities	170,985	89,387	—	—	260,372

Cash flows from investing activities:
Expenditures for property, plant and equipment	(4,595)	(55,532)	—	—	(60,127)
Expenditures for refinery turnarounds costs	—	(23,128)	—	—	(23,128)
Expenditures for other assets	—	(7,157)	—	—	(7,157)
Proceeds from sale of assets	37,759	—	—	—	37,759
Net cash provided by (used in) investing activities	33,164	(85,817)	—	—	(52,653)

Cash flows from financing activities:
Proceeds from revolver borrowings	265,000	—	—	—	265,000
Distribution to members	(29,661)	—	—	—	(29,661)
Repayments of revolver borrowings	(280,000)	—	—	—	(280,000)
Deferred financing costs and other	179	(3,072)	—	—	(2,893)
Net cash used in financing activities	(44,482)	(3,072)	—	—	(47,554)

Net decrease in cash and cash equivalents	159,667	498	—	—	160,165
Cash and equivalents, beginning of period	76,179	791	—	—	76,970
Cash and equivalents, end of period	$235,846	$1,289	$—	$—	$237,135

PBF ENERGY INC. AND
PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

	Three Months Ended March 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$77,155	$480,866	$—	$(480,866)	$77,155
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	4,391	23,751	—	—	28,142
Stock-based compensation	—	1,020	—	—	1,020
Change in fair value of catalyst lease obligations	—	1,339	—	—	1,339
Non-cash change in inventory repurchase obligations	—	(8,153)	—	—	(8,153)
Pension and other post retirement benefit costs	—	4,182	—	—	4,182
Equity in earnings of subsidiaries	(480,866)	—	—	480,866	—
Changes in current assets and current liabilities:
Accounts receivable	(43,507)	(115,543)	—	—	(159,050)
Amounts due to/from related parties	411,435	(384,204)	—	—	27,231
Inventories	(52,846)	74,906	—	—	22,060
Prepaid expenses and other current assets	(14,802)	(400)	—	—	(15,202)
Accounts payable	39,652	76,511	—	—	116,163
Accrued expenses	159,378	(4,309)	—	—	155,069
Deferred revenue	—	1,804	—	—	1,804
Other assets and liabilities	1,430	(10,531)	—	—	(9,101)
Net cash provided by operating activities	101,420	141,239	—	—	242,659

Cash flows from investing activities:
Expenditures for property, plant and equipment	(6,736)	(49,416)	—	—	(56,152)
Expenditures for refinery turnarounds costs	—	(2,166)	—	—	(2,166)
Expenditures for other assets	—	(835)	—	—	(835)
Net cash used in investing activities	(6,736)	(52,417)	—	—	(59,153)

Cash flows from financing activities:
Distributions to members	(32,976)	—	—	—	(32,976)
Deferred financing costs and other	(733)	—	—	—	(733)
Net cash used in financing activities	(33,709)	—	—	—	(33,709)

Net increase in cash and cash equivalents	60,975	88,822	—	—	149,797
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$302,901	$101,187	$—	$—	$404,088

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. and PBF Holding Company LLC included in the Annual Reports on Form 10-K for the year ended December 31, 2013 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Explanatory Note
PBF Energy is the sole managing member of PBF LLC. PBF Energy owned an equity interest representing approximately 40.9% of the outstanding economic interests in PBF LLC at December 31, 2013. Subsequent to the January and March 2014 secondary offerings, its economic interests increased to approximately 71.9% as of March 31, 2014. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's operating subsidiaries.
PBF Holding is an indirect subsidiary of PBF Energy, representing 100% of PBF Energy’s consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. PBF Holding also constitutes 100% of PBF Energy’s revenue generating assets as of March 31, 2014 and December 31, 2013.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF Holding and subsidiaries, as the financial information is materially consistent. Discussions or areas of this report that either apply only to PBF Energy or PBF Holding are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3.

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

During 2012 and 2013, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities. Currently, crude delivered to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In the first quarter of 2014, we have continued projects to add additional unloading spots to the dual-loop track, which will increase its unloading capability from 105,000 bpd to 130,000 bpd, and to expand the heavy crude rail unloading capability at the refinery from 40,000 bpd to 80,000 bpd. We expect these projects to bring total rail crude unloading capability up to 210,000 bpd by the end of 2014, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facility allows our East Coast refineries to source West Texas Intermediate ("WTI") price-based crudes from Western Canada and the Mid-Continent, which we believe provides significant cost advantages versus traditional Brent based international crudes.

Recent Developments
On April 30, 2014, PBF Energy's indirect wholly-owned subsidiary and PBF Holding 's direct wholly-owned subsidiary, PBF Logistics LP (the “Partnership”), announced that the Partnership has commenced an initial public offering of common units representing limited partner interests pursuant to a registration statement on Form S-1 filed with the SEC.

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share data) except for income tax benefit, interest expense, net income attributable to noncontrolling interest and earnings per share, each of which apply only to the financial results of PBF Energy.

	Three months ended March 31,
	2014	2013
Revenue	$4,746,443	$4,797,847
Cost of sales, excluding depreciation	4,147,684	4,435,101
Gross refining margin (1)	598,759	362,746
Operating expenses, excluding depreciation	268,899	206,015
General and administrative expenses	36,624	30,094
Gain on sale of assets	(186)	—
Depreciation and amortization expense	33,215	26,532
Income from operations	260,207	100,105
Change in fair value of catalyst leases	(2,001)	(1,339)
Interest expense, net	(25,255)	(21,611)
Income before income taxes	232,951	77,155
Income tax expense	49,679	7,444
Net income	183,272	69,711
Less: net income attributable to noncontrolling interest	105,828	58,305
Net income attributable to PBF Energy Inc.	$77,444	$11,406

Gross margin	$300,125	$133,022

Net income available to Class A common stock per share:
Basic	$1.43	$0.48
Diluted	$1.42	$0.48

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2014	2013
Key Operating Information
Production (bpd in thousands)	428.6	440.3
Crude oil and feedstocks throughput (bpd in thousands)	430.9	441.6
Total crude oil and feedstocks throughput (millions of barrels)	38.8	39.7
Gross refining margin per barrel of throughput (1)	$15.44	$9.13
Operating expenses, excluding depreciation, per barrel of throughput	$6.93	$5.19

Crude and feedstocks (% of total throughput) (2):
Heavy crude	13%	15%
Medium crude	45%	47%
Light crude	34%	30%
Other feedstocks and blends	8%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	49%	46%
Distillates and distillate blendstocks	37%	38%
Lubes	2%	2%
Chemicals	3%	3%
Other	9%	11%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2014	2013
(dollars per barrel, except as noted)
Dated Brent Crude	$108.21	$112.57
West Texas Intermediate (WTI) crude oil	$98.69	$94.29
Crack Spreads
Dated Brent (NYH) 2-1-1	$11.41	$12.79
WTI (Chicago) 4-3-1	$16.79	$26.09
Crude Oil Differentials
Dated Brent (foreign) less WTI	$9.52	$18.28
Dated Brent less Maya (heavy, sour)	$18.93	$9.86
Dated Brent less WTS (sour)	$15.10	$24.61
Dated Brent less ASCI (sour)	$7.77	$3.66
WTI less WCS (heavy, sour)	$21.63	$26.62
WTI less Bakken (light, sweet)	$3.79	$1.90
WTI less Syncrude (light, sweet)	$0.99	$(3.33)
Natural gas (dollars per MMBTU)	$4.72	$3.48
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Overview— Net income for PBF Energy was $183.3 million for the three months ended March 31, 2014 compared to net income of $69.7 million for the three months ended March 31, 2013. Net income attributable to PBF Energy was $77.4 million, or $1.42 per diluted share, for the three months ended March 31, 2014 ($1.44 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $11.4 million, or $0.48 per diluted share, for the three months ended March 31, 2013 ($0.48 per share on a fully exchanged, fully diluted basis). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 55.6% and 24.4% for the three months ended March 31, 2014 and 2013, respectively. Net income for PBF Holding, which does not include income tax expense, was $232.8 million for the three months ended March 31, 2014 compared to net income of $77.2 million for the three months ended March 31, 2013.

Our results for the three months ended March 31, 2014 were positively impacted by favorable movements in crude differentials, partially offset by higher operating expenses due to increased energy costs and lower throughput primarily due to reduced run rates.

Revenues— Revenues totaled $4.7 billion for the three months ended March 31, 2014 compared to $4.8 billion for the three months ended March 31, 2013, a decrease of $0.1 billion, or 1.1%. For the three months ended March 31, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 292,700 bpd and 138,200 bpd, respectively. For the three months ended March 31, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 318,900 bpd, and 122,700 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2014 compared to 2013 was primarily driven by unplanned down time at our Paulsboro refinery in January and a planned turnaround in March. The increase in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to the refinery's 18-day unplanned down time that occurred in the first quarter 2013. For the three months ended March 31, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 310,100 bpd and 148,400 bpd, respectively. For the three months ended March 31, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 311,600 bpd and 147,800 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $598.8 million, or $15.44 per barrel of throughput, for the three months ended March 31, 2014 compared to $362.7 million, or $9.13 per barrel of throughput during the three months ended March 31, 2013, an increase of $236.1 million. Gross margin, including refinery operating expenses and depreciation, totaled $300.1 million, or $7.74 per barrel of throughput, for the three months ended March 31, 2014 compared to $133.0 million, or $3.34 per barrel of throughput, for the three months ended March 31, 2013, an increase of $167.1 million. The increase in gross refining margin and gross margin was primarily due to the result of favorable crude differentials and product margins and lower costs of compliance with the Renewable Fuels Standard which was $30.0 million and $36.5 million for the three months ended March 31, 2014 and 2013, respectively, partially offset by the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. Gross margin was also negatively impacted by higher than anticipated energy costs as a result of the extreme cold weather experienced in the first quarter of 2014.

Average industry refining margins in the Mid-Continent were weaker during the three months ended March 31, 2014 as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $16.79 per barrel or 35.6% lower in the three months ended March 31, 2014 as compared to $26.09 per barrel in the same period in 2013. While the price of WTI versus Dated Brent and other crude discounts narrowed during the first quarter of 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $0.99 per barrel in the first quarter of 2014 as compared to a premium of $3.33 per barrel in the first quarter of 2013, as well as relatively strong product margins on certain distillates.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $11.41 per barrel, or 10.8%, lower in the three months ended March 31, 2014 as compared to $12.79 per barrel in the same period in 2013. While the WTI/Dated Brent differential was $8.76 lower in the three months ended March 31, 2014 as compared to the same period in 2013, the Dated Brent/Maya differential was approximately $9.07 per barrel more favorable in the three months ended March 31, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada by over 47,000 barrels per day or almost 88% versus the year-ago quarter, which had the overall effect of reducing our landed cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, an increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $268.9 million, or $6.93 per barrel of throughput, for the three months ended March 31, 2014 compared to $206.0 million, or $5.19 per barrel of throughput, for the three months ended March 31, 2013, an increase of $62.9 million, or 30.5%. The increase in operating expenses is mainly attributable to an increase of approximately $48.0 million in energy and utilities costs primarily driven by higher natural gas prices as well as an increase of approximately $4.9 million in outside engineering and consulting fees related to refinery maintenance projects. The higher natural gas prices were temporary and driven by the extremely cold winter. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $36.6 million for the three months ended March 31, 2014 compared to $30.1 million for the three months ended March 31, 2013, an increase of $6.5 million or 21.6%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of approximately $6.3 million, mainly related to increases in headcount, incentive compensation, and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the three months ended March 31, 2014 was $0.2 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $33.2 million for the three months ended March 31, 2014 compared to $26.5 million for the three months ended March 31, 2013, an increase of $6.7 million. The increase was primarily due to capital projects related to turnarounds completed in 2013, the expansion of the crude rail unloading facility at the Delaware City refinery and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.0 million for the three months ended March 31, 2014 compared to a loss of $1.3 million for the three months ended March 31, 2013. This loss relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $25.3 million for the three months ended March 31, 2014 compared to $21.6 million for the three months ended March 31, 2013, an increase of $3.7 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— As PBF LLC is a limited liability company treated as a "flow-through" entity for income tax purposes, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC limited liability agreement, related to such taxes. Effective with the completion of the initial public offering of PBF Energy, we recognize an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income (loss), which was approximately 55.6% and 24.4%, on a weighted-average basis for the three months ended March 31, 2014 and 2013. We do not recognize any income tax expense or benefit related to the noncontrolling interest of the other members in PBF LLC (although, as described elsewhere, we must make tax distributions to all members of PBF LLC under the terms of its amended and restated limited liability company agreement). PBF Energy's effective tax rate for the three months ended March 31, 2014 and 2013 was 39.0% and 39.5%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

PBF Holding, as a limited liability company treated as a "flow-through" entity for income tax purposes, did not recognize a benefit or provision for income tax expense for the three months ended March 31, 2014 and 2013.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in PBF LLC held by members other than PBF Energy. Noncontrolling interest on the balance sheet represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy, based on the relative equity interest held by such members. The weighted-average equity noncontrolling interest ownership percentage for the three months ended March 31, 2014 and 2013 was approximately 44.4% and 75.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net income attributable to PBF Energy Inc.	$77,444	$11,406
Add: Net income attributable to the noncontrolling interest (1)	105,828	58,305
Less: Income tax expense (2)	(42,543)	(23,025)
Adjusted pro forma net income	$140,729	$46,686

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	54,691,627	97,415,576
Conversion of PBF LLC Series A Units (4)	42,707,005	—
Diluted weighted-average shares outstanding of PBF Energy Inc.	97,398,632	97,415,576
Adjusted pro forma net income per fully exchanged, fully diluted shares outstanding	$1.44	$0.48
——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 40.2% for the 2014 period and 39.5% for the 2013 period to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 1,943,125 and 57,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three months ended March 31, 2014 and March 31, 2013, respectively.

(4)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding depreciation and operating expense related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended March 31,
	2014		2013
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$300,125	$7.74	$133,022	$3.34
Add:
Refinery operating expense	268,899	$6.93	206,015	$5.19
Refinery depreciation expense	29,735	$0.77	23,709	$0.60
Gross refining margin	$598,759	$15.44	$362,746	$9.13

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the senior secured notes and the ABL Revolving Credit Facility. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,

	2014	2013

Reconciliation of net income to EBITDA:
Net income (1)	$183,272	$69,711
Add:Depreciation and amortization expense	33,215	26,532
Add: Interest expense, net (1)	25,255	21,611
Add: Income tax expense (1)	49,679	7,444
EBITDA	$291,421	$125,298

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$291,421	$125,298
Stock based compensation	1,420	1,020
Non-cash change in fair value of catalyst lease obligations	2,001	1,339
Non-cash change in fair value of inventory repurchase obligations	—	(11,042)
Non-cash deferral of gross profit on finished product sales	—	(7,534)
Adjusted EBITDA	$294,842	$109,081

——————————
(1) Net income for PBF Holding for the three months ended March 31, 2014 and 2013 was $232,750 and $77,155, respectively, which excludes $49,679 and $7,444, respectively, of income tax expense of PBF Energy and includes $200 of interest expense related to the intercompany notes payable between PBF Holding and PBF Energy for the three months ended March 31, 2014.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our capital expenditure, working capital, dividend payments and debt service requirements, as well as PBF Energy's obligations under the tax receivable agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $260.6 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $211.1 million for the three months ended March 31, 2013. Our operating cash flows for the three months ended March 31, 2014 included our net income of $183.3 million, plus net non-cash charges relating to depreciation and amortization of $34.8 million, change in deferred income taxes of $33.0 million, pension and other post retirement benefits costs of $4.8 million, changes in the fair value of our catalyst lease of $2.0 million and stock-based compensation of $1.4 million, partially offset by the change in the fair value of our inventory repurchase obligations of $17.5 million and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected sources of cash of $18.9 million driven by the timing of inventory purchases and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2013 included our net income of $69.7 million, plus net non-cash charges relating to depreciation and amortization of $28.1 million, change in deferred income taxes of $7.4 million, pension and other post retirement benefits costs of $4.2 million, changes in the fair value of our catalyst lease obligations of $1.3 million, stock-based compensation of $1.0 million and net cash provided in working capital of $107.4 million, partially offset by the change in the fair value of our inventory repurchase obligations of $8.2 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $52.7 million for the three months ended March 31, 2014 compared to net cash used in investing activities of $59.2 million for the three months ended March 31, 2013. The net cash flows used in investing activities for the three months ended March 31, 2014 was comprised of capital expenditures totaling $60.1 million, expenditures for turnarounds of $23.1 million and expenditures for other assets of $7.2 million, partially offset by $37.8 million in proceeds from the sale of railcars. Net cash used in investing activities for the three months ended March 31, 2013 consisted primarily of the capital expenditures totaling $56.2 million, expenditures for turnarounds of $2.2 million and expenditures for other assets of $0.8 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $47.8 million for the three months ended March 31, 2014 compared to $33.7 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, net cash used in financing activities consisted primarily of distributions and dividends of $29.7 million, $15.0 million of net repayments of revolver borrowings and $3.1 million for deferred financing and other costs. For the three months ended March 31, 2013, net cash from financing activities consisted primarily of distributions and dividends of $33.0 million and deferred financing and other costs of $0.7 million.

The cash flow activity of PBF Holding is materially consistent for March 31, 2014 with that discussed above. The cash flow activity of PBF Holding is materially consistent for March 31, 2013 with that discussed above, other than the PBF Holding change in due to/due from related party of $27.2 million included in cash flows from operating activities not discussed above.
Working Capital
Working capital for PBF Energy at March 31, 2014 was $723.2 million, consisting of $2,365.8 million in total current assets and $1,642.6 million in total current liabilities. Working capital at December 31, 2013 was $556.0 million, consisting of $2,200.5 million in total current assets and $1,644.5 million in total current liabilities.

Working capital for PBF Holding at March 31, 2014 was $738.7 million, consisting of $2,353.2 million in total current assets and $1,614.4 million in total current liabilities. Working capital at December 31, 2013 was $541.9 million, consisting of $2,175.0 million in total current assets and $1,633.0 million in total current liabilities.

Liquidity
As of March 31, 2014, our total liquidity was approximately $954.7 million, compared to total liquidity of approximately $615.9 million as of December 31, 2013. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the ABL Revolving Credit Facility.

Capital Spending
Net capital spending was $52.7 million for the three months ended March 31, 2014, which primarily included turnaround costs, safety related enhancements and facility improvements at the refinery and the continued expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $275 million in net capital expenditures during 2014 for facility improvements, refinery maintenance and turnaround and further expansion of the rail unloading facility at our Delaware City refinery.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2014, other than outstanding letters of credit in the amount of approximately $341.8 million.

On March 28, 2014, we sold 264 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreement has six-year terms for the railcars. We received a cash payment for the railcars of approximately $37.8 million and expect to make payments totaling $22.1 million over the term of the lease for these railcars.

During the three months ended March 31, 2014, we entered into additional railcar leases with terms of up to 10 years. We expect to make lease payments of $54.3 million over the term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of March 31, 2014, we have recognized a liability for the tax receivable agreement of $509.2 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $12.5 million to $47.2 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $25.80 per share of Class A common stock (the closing price on March 31, 2014) and that LIBOR were to be 1.85%, we estimate as of March 31, 2014 that the aggregate amount of these accelerated payments would have been approximately $629.0 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries, although because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.

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

Dividend and Distribution Policy
With respect to dividends and distributions paid during the three months ended March 31, 2014, PBF Holding paid $29.7 million in distributions to PBF LLC. PBF LLC used $29.1 million of this amount in total to make a non-tax distribution of $0.30 per unit to its members, of which $16.4 million was distributed to PBF Energy and the balance was distributed to PBF LLC's other members. PBF Energy used this $16.4 million to pay cash dividends of $0.30 per share of Class A common stock on March 14, 2014. PBF LLC used the remaining net $0.6 million, from PBF Holding's distribution to make tax distributions to its members, including PBF Energy, during the three months ended March 31, 2014.

On April 28, 2014, our Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 29, 2014 to Class A common stockholders of record at the close of business on May 12, 2014.

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

As of March 31, 2014, PBF Holding had $954.7 million of unused borrowing availability, which includes our cash and cash equivalents of $237.1 million, under our ABL Revolving Credit Facility to fund its operations, if necessary. Accordingly, as of March 31, 2014, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBF Holding to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

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
At March 31, 2014 and December 31, 2013, we had gross open commodity derivative contracts representing 91.7 million barrels and 43.2 million barrels, respectively, with an unrealized net gain (loss) of $28.0 million and $(19.4) million, respectively. The open commodity derivative contracts as of March 31, 2014 expire at various times during 2014.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 15.3 million barrels and 13.9 million barrels at March 31, 2014 and December 31, 2013, respectively. The average cost of our hydrocarbon inventories was approximately $98.55 and $101.65 per barrel on a LIFO basis at March 31, 2014 and December 31, 2013, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
PBF Energy and PBF Holding maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's and PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, PBF Energy's and PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Energy's and PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's or PBF Holding's internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, either entity's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges.  The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020.  The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing.  Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals.  Briefs have been filed in this appeal but no date has been set for a decision by the Superior Court.  A hearing on the second appeal before the Environmental Appeals Board, case no. 2013-06, was held on January 13, 2014, and the Board ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction.  A written decision by the Board has been issued and the Appellants have the right to appeal the decision to Superior Court.  If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on our financial condition, results of operations or cash flows.
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

Item 2. Recent Sales of Unregistered Securities - Exchange of PBF LLC Series A Unites to Class A Common Stock
In the first quarter of 2014, a total of 677 PBF LLC Series A Units were exchanged for 677 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or executive officers.
On January 6, 2014, Blackstone and First Reserve completed a public offering of 15,000,000 shares of our Class A common stock at a price of $28.00 per share, less underwriting discounts and commissions, in a secondary public offering. All of the shares were sold by funds affiliated with Blackstone and First Reserve, subject to the rights of the holders of PBF LLC Series B Units to share in a portion of the profits realized by the funds affiliated with Blackstone and First Reserve upon the sale of the shares. In connection with this offering, Blackstone and First Reserve exchanged 15,000,000 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock in a transaction exempt from registration under Section 4(2) of the Securities Act.
Additionally, on March 26, 2014, First Reserve completed a public offering of 15,000,000 shares of our Class A common stock at a price of $25.39 per share, which includes underwriting discounts and commissions, in a secondary public offering. All of the shares were sold by funds affiliated with First Reserve, subject to the rights of the holders of PBF LLC Series B Units to share in a portion of the profits realized by the funds affiliated with First Reserve upon the sale of the shares. In connection with this offering, In connection with this offering, First Reserve exchanged 15,000,000 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock in a transaction exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1	Revolving Credit Agreement, dated as of March 26, 2014, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank

10.2	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young

10.3	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Todd O'Malley

10.4	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Paul Davis

10.5	Agreement and Release dated as of January 31, 2014 between PBF Investments LLC and Donald F. Lucey

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Furnished, not filed.
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

PBF Energy Inc.

Date	May 7, 2014	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Holding Company LLC

Date	May 7, 2014	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	May 7, 2014	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Revolving Credit Agreement, dated as of March 26, 2014, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank

10.2	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young

10.3	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Todd O'Malley

10.4	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Paul Davis

10.5	Agreement and Release dated as of January 31, 2014 between PBF Investments LLC and Donald F. Lucey

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————————

*	Furnished, not filed.

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