Form 10-Q
period 2014-06-30
PBF Energy Inc.
filed 2014-08-07
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of August 5, 2014, PBF Energy Inc. had outstanding 87,745,116 shares of Class A common stock and 40 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Explanatory Note
This Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 90.5% of the outstanding economic interests in, PBF LLC. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Prior period filings of PBF Energy with the U.S. Securities and Exchange Commission ("SEC") for the periods March 31, 2013 through March 31, 2014 reflect a combined Form 10-Q and Form 10-K with PBF Holding and PBF Finance. As of June 30, 2014, PBF Energy will file periodic SEC filings separately from PBF Holding and PBF Finance due to the change in the corporate structure related to the initial public offering of PBF Logistics LP, a consolidated subsidiary of PBF Energy (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements).

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2013 of PBF Energy Inc., which we refer to as our 2013 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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

•our expectations and timing with respect to our capital improvement and turnaround projects including the development and expansion of our Delaware City crude unloading facilities and status of an air permit to transfer crude through the refinery's dock;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems at PBFX or with third party logistics infrastructure or operations, including pipeline and rail transportation;
•the possibility that we might reduce or not make further dividend payments;
•the inability of our subsidiaries to freely pay dividends or make distributions to us;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•adverse impacts related to any change by the federal government in the restrictions on exporting U.S. crude oil including relaxing limitations on the export of certain types of crude oil or condensates or the lifting of the ban entirely;
•market risks related to the volatility in the price of Renewable Identification Numbers ("RINS") required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•the costs of being a public company, including Sarbanes-Oxley Act compliance;
•risk associated with the operation of PBF Logistics as a separate, publicly-traded entity;
•potential tax consequences related to our investment in PBF Logistics;
•receipt of regulatory approvals and compliance with contractual obligations required in connection with PBF Logistics; and
•the impact of the initial public offering of PBF Logistics on our relationships with our employees, customers and vendors and our credit rating and cost of funds.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$317,544	$76,970
Accounts receivable	713,226	596,647
Inventories	1,711,851	1,445,517
Deferred tax asset	18,000	25,529
Prepaid expense and other current assets	83,315	55,843
Total current assets	2,843,936	2,200,506

Property, plant and equipment, net	1,822,309	1,781,589
Deferred tax assets	429,236	169,234
Marketable securities	299,996	—
Deferred charges and other assets, net	286,363	262,479
Total assets	$5,681,840	$4,413,808

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$339,185	$402,293
Accrued expenses	1,497,128	1,209,881
Payable to related parties pursuant to tax receivable agreement	12,541	12,541
Current portion of long-term debt	13,009	12,029
Deferred revenue	6,134	7,766
Total current liabilities	1,867,997	1,644,510

Delaware Economic Development Authority loan	12,000	12,000
Long-term debt	1,020,637	723,547
Payable to related parties pursuant to tax receivable agreement	667,365	274,775
Other long-term liabilities	49,867	43,720
Total liabilities	3,617,866	2,698,552

Commitments and contingencies (Note 10)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 87,670,832 shares outstanding at June 30, 2014, 39,665,473 shares outstanding, at December 31, 2013	88	40
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 40 shares outstanding, at June 30, 2014 and December 31, 2013	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at June 30, 2014 and December 31, 2013	—	—
Additional paid in capital	1,496,456	657,499
Retained earnings	64,681	3,579
Accumulated other comprehensive loss	(12,667)	(6,988)
Total PBF Energy Inc. equity	1,548,558	654,130
Noncontrolling interest	515,416	1,061,126
Total equity	2,063,974	1,715,256
Total liabilities and equity	$5,681,840	$4,413,808

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$5,301,709	$4,678,293	$10,048,152	$9,476,141

Cost and expenses:
Cost of sales, excluding depreciation	4,935,456	4,295,979	9,083,140	8,731,081
Operating expenses, excluding depreciation	210,722	202,583	479,621	408,599
General and administrative expenses	33,013	19,141	69,637	49,235
Loss (gain) on sale of assets	6	—	(180)	—
Depreciation and amortization expense	34,662	27,563	67,877	54,093
	5,213,859	4,545,266	9,700,095	9,243,008

Income from operations	87,850	133,027	348,057	233,133

Other income (expenses):
Change in fair value of catalyst leases	(2,338)	6,820	(4,339)	5,481
Interest expense, net	(26,202)	(21,708)	(51,457)	(43,319)
Income before income taxes	59,310	118,139	292,261	195,295
Income tax expense	13,474	10,969	63,153	18,413
Net income	45,836	107,170	229,108	176,882
Less: net income attributable to noncontrolling interests	24,877	90,344	130,704	148,649
Net income attributable to PBF Energy Inc.	$20,959	$16,826	$98,404	$28,233

Weighted-average shares of Class A common stock outstanding
Basic	72,439,760	26,944,055	63,354,285	25,276,137
Diluted	73,007,156	27,706,696	63,897,712	26,110,976
Net income available to Class A common stock per share:
Basic	$0.29	$0.62	$1.55	$1.12
Diluted	$0.29	$0.61	$1.54	$1.08

Dividends per common share	$0.30	$0.30	$0.60	$0.60

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$45,836	$107,170	$229,108	$176,882
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	56	(6)	85	(6)
Net gain (loss) on pension and other postretirement benefits	232	324	449	216
Total other comprehensive income (loss)	288	318	534	210
Comprehensive income	46,124	107,488	229,642	177,092
Less: comprehensive income attributable to noncontrolling interest	24,859	90,581	130,756	148,804
Comprehensive income attributable to PBF Energy Inc.	$21,265	$16,907	$98,886	$28,288

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$229,108	$176,882
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	71,437	57,353
Stock-based compensation	2,923	1,977
Change in fair value of catalyst lease obligations	4,339	(5,481)
Deferred income taxes	35,090	16,669
Non-cash change in inventory repurchase obligations	(7,973)	(17,377)
Pension and other post retirement benefit costs	10,538	8,472
Gain on disposition of property, plant and equipment	(180)	—

Changes in current assets and current liabilities:
Accounts receivable	(116,579)	(87,556)
Inventories	(249,094)	(183,038)
Prepaid expenses and other current assets	(27,472)	(32,748)
Accounts payable	(63,108)	(132,490)
Accrued expenses	281,846	193,267
Deferred revenue	(1,632)	(26,594)
Other assets and liabilities	(3,186)	(9,537)
Net cash provided by (used in) operations	166,057	(40,201)

Cash flow from investing activities:
Expenditures for property, plant and equipment	(125,293)	(105,084)
Expenditures for deferred turnaround costs	(39,424)	(4,551)
Expenditures for other assets	(8,171)	(3,089)
Purchase of marketable securities	(599,997)	—
Maturities of marketable securities	299,987	—
Proceeds from sale of assets	37,759	—
Net cash used in investing activities	(435,139)	(112,724)

Cash flows from financing activities:
Proceeds from issuance of PBF Logistics LP common units, net of underwriters' discount and commissions	340,957	—
Offering costs for issuance of PBF Logistics LP common units	(5,000)	—
Distributions to PBF Energy Company LLC members	(76,705)	(121,945)
Dividend payments	(37,302)	(14,168)
Proceeds from PBFX Term Loan borrowings	300,000	—
Proceeds from revolver borrowings	395,000	160,000
Repayments of revolver borrowings	(410,000)	(65,000)
Proceeds from Rail Facility revolver borrowings	8,225	—
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)
Deferred financing costs and other	(5,519)	(1,259)
Net cash provided by (used in) financing activities	509,656	(63,729)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

Net increase (decrease) in cash and cash equivalents	240,574	(216,654)
Cash and equivalents, beginning of period	76,970	285,884
Cash and equivalents, end of period	$317,544	$69,230

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$—	$4,000
Accrued construction in progress	28,302	3,300

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation in 2011 and completed an initial public offering in December 2012. PBF Energy is the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. PBF LLC also holds a 50.2% limited partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX"), a publicly traded master limited partnership (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
On January 10, 2014, PBF Energy completed a public offering of 15,000,000 shares of Class A common stock in a secondary offering (the "January 2014 secondary offering"). On March 26, 2014, PBF Energy completed another public offering of 15,000,000 shares of Class A common stock in a secondary offering (the "March 2014 secondary offering"). On June 17, 2014, PBF Energy completed a third public offering of 18,000,000 shares of Class A common stock in a secondary offering (the "June 2014 secondary offering" and collectively with the January 2014 secondary offering and the March 2014 secondary offering, the "2014 secondary offerings"). All of the shares in the 2014 secondary offerings were sold by funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the 2014 secondary offerings, Blackstone and First Reserve exchanged PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the 2014 secondary offerings.
Substantially all of the Company’s operations are in the United States. Effective with the completion of PBFX's initial public offering in May 2014, the Company operates in two reportable business segments: Refining and Logistics. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX's operations are aggregated into the Logistics segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 of PBF Energy. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX (consisting of 74,053 common units and 15,886,553 subordinated units) and all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest held by public common unit holders. PBF LLC also owns indirectly a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the PBFX Offering of approximately $340,957. PBFX used the net proceeds from the PBFX Offering (i) to distribute $35,000 to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the PBFX Offering with respect to assets contributed to PBFX and to reimburse it for offering expenses it incurred on behalf of PBFX; (ii) to pay debt issuance costs of $2,293 related to PBFX’s Revolving Credit Facility and Term Loan (refer to Note 7 "Credit Facilities" of our Notes to Condensed Consolidated Financial Statements); (iii) to purchase $298,664 in U.S. Treasury securities which will be used to fund anticipated capital expenditures; and (iv) to retain approximately $5,000 for general partnership purposes.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX receives, handles and transfers crude oil from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. PBFX’s initial assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling and transferring crude oil. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Energy to PBFX. These transactions are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary for accounting purposes.

3. NONCONTROLLING INTEREST OF PBF ENERGY AND PBF LOGISTICS LP
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2013, PBF Energy’s equity interest in PBF LLC represented approximately 40.9% of the outstanding interests. In connection with the 2014 secondary offerings, Blackstone and First Reserve exchanged a total of 48,000,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which increased PBF Energy's interest in PBF LLC to approximately 90.5% as of June 30, 2014.
PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy.
The noncontrolling interest ownership percentage of PBF LLC as of June 30, 2014, each of the completion dates of the 2014 secondary offerings, and December 31, 2013 is calculated as follows:

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Held by members of PBF LLC other than PBF Energy	Held by PBF Energy	Total *
December 31, 2013	57,201,674	39,665,473	96,867,147
	59.1%	40.9%	100.0%
January 10, 2014	42,201,674	54,665,473	96,867,147
	43.6%	56.4%	100.0%
March 26, 2014	27,213,374	69,670,192	96,883,566
	28.1%	71.9%	100.0%
June 17, 2014	9,213,374	87,670,832	96,884,206
	9.5%	90.5%	100.0%
June 30, 2014	9,219,874	87,670,832	96,890,706
	9.5%	90.5%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest owned by public common unit holders as of June 30, 2014. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX, and records a noncontrolling interest for the economic interest in PBFX held by the public common unit holders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBFX held by the public common unit holders of PBFX other than PBF Energy (through its ownership in PBF LLC). Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of PBFX attributable to the public common unit holders of PBFX.
The noncontrolling interest ownership percentage of PBFX as of June 30, 2014 and May 14, 2014 (the closing of the initial public offering), is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
May 14, 2014	15,812,500	15,960,606	31,773,106
	49.8%	50.2%	100.0%
June 30, 2014	15,812,500	15,960,606	31,773,106
	49.8%	50.2%	100.0%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2014:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2014	$654,130	$1,061,126	$—	$1,715,256
Comprehensive income	98,886	128,065	2,691	229,642
Dividends and distributions	(37,302)	(76,705)	—	(114,007)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(105,783)	—	—	(105,783)
Record allocation of noncontrolling interest upon completion of secondary offerings	936,229	(936,229)	—	—
Stock-based compensation	2,398	330	195	2,923
Record noncontrolling interest upon completion of the PBFX Offering	—	—	335,957	335,957
Exercise of PBF LLC options and warrants, net	—	(14)	—	(14)
Balance at June 30, 2014	$1,548,558	$176,573	$338,843	$2,063,974

4. INVENTORIES
Inventories consisted of the following:

June 30, 2014
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$739,095	$101,756	$840,851
Refined products and blendstocks	485,126	350,481	835,607
Warehouse stock and other	35,393	—	35,393
	$1,259,614	$452,237	$1,711,851

December 31, 2013
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$518,599	$89,837	$608,436
Refined products and blendstocks	425,033	378,286	803,319
Warehouse stock and other	33,762	—	33,762
	$977,394	$468,123	$1,445,517

Inventory under inventory supply and offtake arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with its

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

crude supply agreement; and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.
At June 30, 2014 and December 31, 2013, the replacement value of inventories exceeded the LIFO carrying value by approximately $133,957 and $78,407, respectively.

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	June 30, 2014	December 31, 2013
Deferred turnaround costs, net	$138,212	$119,383
Catalyst	91,557	88,964
Deferred financing costs, net	27,487	26,541
Restricted cash	13,617	12,117
Linefill	9,667	9,636
Intangible assets, net	492	653
Other	5,331	5,185
	$286,363	$262,479

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
Inventory-related accruals	$859,836	$533,012
Inventory supply and offtake arrangements	414,266	454,893
Accrued transportation costs	55,656	29,762
Excise and sales tax payable	35,605	42,814
Accrued salaries and benefits	31,300	10,799
Accrued construction in progress	28,302	33,747
Accrued interest	23,281	22,570
Accrued utilities	16,629	25,959
Customer deposits	11,150	23,621
Renewable energy credit obligations	3,946	15,955
Other	17,157	16,749
	$1,497,128	$1,209,881

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks in accordance with the Inventory Intermediation Agreements with J. Aron. A liability included in Inventory supply and offtake arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
Prior to July 1, 2013, the Company had the obligation to repurchase certain intermediates and lube products under its products offtake agreements with Morgan Stanley Capital Group Inc. (“MSCG”) that were held in the Company’s refinery storage tanks in Delaware City and Paulsboro. These offtake agreements with MSCG terminated in July 2013. A liability included in Inventory supply and offtake arrangements was recorded at market price for the volumes held in storage consistent with the terms of the offtake agreements with any change in the market price recorded in cost of sales.  The liability represented the amount the Company expected to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $4,344 and $20,248 related to this liability for the three and six months ended June 30, 2013, respectively.
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

7. CREDIT FACILITIES

PBFX Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into agreements for a five-year, $275,000 senior secured revolving credit facility (the “PBFX Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “PBFX Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. PBFX also has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $325,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the PBFX Revolving Credit Facility and certain cash management and hedging obligations designated by PBFX are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets (including PBFX’s equity interests in Delaware City Terminaling Company LLC) and those of PBFX’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the PBFX Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the PBFX Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Facility.
The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the PBFX Term Loan (refer to Note 8 "Marketable Securities" of our Notes to Condensed Consolidated Financial Statements). PBFX purchased additional collateral securities subsequent to June 30, 2014 such that the total amount of collateral securities was in excess of the outstanding principal of the PBFX Term Loan. Borrowings under the PBFX Term Loan bear interest either at Base Rate (as defined in the PBFX Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The PBFX Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. The PBFX Term Loan contains affirmative and negative covenants customary for term loans of this nature that, among other things, limit PBFX’s use of the proceeds and restrict PBFX’s ability to incur liens and enter into burdensome agreements.
Additionally, PBFX is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as PBFX obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the PBFX Revolving Credit Facility), of at least 2.50 to 1.00, (b) Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) PBFX has issued at least $100,000 of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a material permitted acquisition (as defined in the PBFX Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by PBFX by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)) and (c) after PBFX has issued at least $100,000 of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The PBFX Revolving Credit Facility generally prohibits PBFX from making cash distributions (subject to certain exceptions) except so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by PBFX's partnership agreement, PBFX may make cash distributions to unitholders up to the amount of PBFX’s Available Cash (as defined in the Partnership Agreement).
The PBFX Revolving Credit Facility and PBFX Term Loan contain events of default customary for transactions of their nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
At June 30, 2014, there were no borrowings outstanding under the PBFX Revolving Credit Facility and $300,000 outstanding under the PBFX Term Loan.

PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of eleven lenders, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of approximately two thousand coiled and insulated crude tank cars and approximately one thousand non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.
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
The lenders received a perfected, first priority security interest in all of PBF Rail assets, including but not limited to (i) the Eligible Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into between PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Toledo Refining Company LLC.
At June 30, 2014, there was $8,225 outstanding under the Rail Facility.

8. MARKETABLE SECURITIES
Concurrent with the PBFX Offering, PBFX used $298,664 of the proceeds received to purchase U.S. Treasury securities. These securities are used as collateral to secure the PBFX Term Loan. PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. The marketable securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets.
The gross unrecognized holding gains and losses as of June 30, 2014 were not material. The Company did not record any net realized gains or losses from the sale of marketable securities for the three and six months ended June 30, 2014.

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 40.9% prior to the January 2014 secondary offering, approximately 56.4% prior to the March 2014 secondary offering, approximately 71.9% prior to the June 2014 secondary offering and approximately 90.5% subsequent to the June 2014 secondary offering). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income taxes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax expense	$11,344	$1,744	$28,063	$1,744
Deferred tax expense	2,130	9,225	35,090	16,669
Total tax expense	$13,474	$10,969	$63,153	$18,413

Income tax expense is based on income before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are not subject to income taxes. The difference between the Company’s income tax expense and the income tax provision computed by applying the United States statutory rate and the difference between the Company’s effective income tax rate and the United States statutory rate are reconciled below:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Provision at Federal statutory rate	$11,947	35.0%	$9,715	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	1,779	5.2%	1,214	4.4%
Non deductible/nontaxable items	124	0.2%	30	0.1%
Other	(376)	(1.2)%	10	—%
Total	$13,474	39.2%	$10,969	39.5%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Provision at Federal statutory rate	$56,440	35.0%	$16,313	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	8,402	5.2%	2,032	4.4%
Non deductible/nontaxable items	302	0.2%	48	0.1%
Other	(1,991)	(1.2)%	20	—%
Total	$63,153	39.2%	$18,413	39.5%

The Company's effective income tax rate for the three and six months ended June 30, 2014, including the impact of income attributable to noncontrolling interests of $24,877 and $130,704, respectively, was 22.7% and 21.6%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2013, including the impact of income attributable to noncontrolling interests of $90,344 and $148,649, respectively, was 9.3% and 9.4%, respectively.

PBF Energy has determined there are no material uncertain tax positions as of June 30, 2014.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,149 recorded as of June 30, 2014 ($9,869 as of December 31, 2013) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,117, acquired in the Paulsboro acquisition, is recorded as restricted cash in Deferred charges and other assets, net as of June 30, 2014 and December 31, 2013.
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur.  As of July 1, 2014, five additional Northeastern states began requiring heating oils with 500 PPM or less sulfur.  All of the heating oil we currently produce meets these specifications.  The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

PBF ENERGY INC.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013. The EPA did not meet this requirement but did release the proposed standards for 2014. In the proposed standards the EPA responded to the industry discussion around the apparent infeasibility of compliance in 2014 if the EPA issued standards following the requirements of the Energy Independence and Security Act.  The EPA indicated it would use its waiver authority under the RFS 2 program ("RFS 2") and set standards for renewable fuel recognizing the practical constraints in requiring ethanol blending into gasoline above 10%. The EPA also indicated it would reduce the advanced biofuel requirement and hold constant the biomass based diesel requirements at the 2013 level. The cellulosic requirement would be increased over the 2013 volume and, as has been the case in each of the prior years, the EPA would likely be overstating the actual production. Renewable fuel groups have been vocal in advocating changes to the proposed standards in general due to the lower volumes mandated. The EPA is targeting to finalize the 2014 RFS 2 standards by the fall of 2014. Depending on the actual requirements of the final standards when they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.
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
In addition, the EPA proposed a Final Rule to the Clean Water Act ("CWA") Section 316(b) regarding cooling water intake structures. The next phase will include requirements for petroleum refineries.  The rule was shared with the public in May 2014, but has not yet been published in the Federal Register. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs are filed in the second appeal. A hearing on the second appeal before the Environmental Appeals Board (the “EAB”), case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs are scheduled to be filed in the third quarter of 2014. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on our financial condition, results of operations or cash flows.

PBF ENERGY INC.
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

PBF LLC Limited Liability Company Agreement
The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC, regardless of whether such holders receive cash distributions from PBF LLC. PBF Energy ultimately may not receive cash distributions from PBF LLC equal to its share of such taxable income or even equal to the actual tax due with respect to that income. For example, PBF LLC is required to include in taxable income PBF LLC’s allocable share of PBFX’s taxable income and gains (such share to be determined pursuant to the partnership agreement of PBFX), regardless of the amount of cash distributions received by PBF LLC from PBFX, and such taxable income and gains will flow-through to PBF Energy to the extent of its allocable share of the taxable income of PBF LLC. As a result, at certain times, the amount of cash otherwise ultimately available to PBF Energy on account of its indirect interest in PBFX may not be sufficient for PBF Energy to pay the amount of taxes it will owe on account of its indirect interests in PBFX.
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing the Company to distribute cash to PBF LLC and from distributions it receives from PBFX.

Tax Receivable Agreement
PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

LLC, primarily through tax distributions, which it makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 90.5% interest in PBF LLC as of June 30, 2014 (40.9% as of December 31, 2013). PBF LLC obtains funding to pay its tax distributions by causing the Company to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of June 30, 2014, the Company has recognized a liability for the tax receivable agreement of $679,906 ($287,316 as of December 31, 2013) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2014, PBF Holding paid $218,782 in distributions to PBF LLC. PBF LLC used $58,130 of this amount in total to make non-tax distributions of $0.30 per unit to its members, of which $37,302 was distributed to PBF Energy and the balance was distributed to its other members on May 29, 2014. PBF Energy used this $37,302 to pay cash dividends of $0.30 per share of Class A common stock on March 14, 2014 and May 29, 2014. PBF LLC used the remaining net $160,652, from PBF Holding's distribution to make tax distributions to its members, including PBF Energy, during the six months ended June 30, 2014.

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$4,851	$3,699	$9,142	$7,397
Interest cost	601	248	1,171	496
Expected return on plan assets	(539)	(138)	(1,063)	(276)
Amortization of prior service costs	10	3	12	5
Amortization of loss	258	105	480	210
Net periodic benefit cost	$5,181	$3,917	$9,742	$7,832

	Three Months Ended June 30,		Six Months Ended June 30,
Post Retirement Medical Plan	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$300	$181	$478	$363
Interest cost	135	84	228	167
Amortization of prior service costs	75	—	55	—
Amortization of gain	1	—	(4)	—
Net periodic benefit cost	$511	$265	$757	$530

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2014 and December 31, 2013.
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

	As of June 30, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,546	$—	$—	$5,546	N/A	$5,546
Marketable securities	299,996	—	—	299,996	N/A	299,996
Non-qualified pension plan assets	5,047	—	—	5,047	N/A	5,047
Commodity contracts	15,017	15,971	2,827	33,815	(12,628)	21,187
Derivatives included with intermediation agreement obligations	—	15,059	—	15,059	—	15,059

Liabilities:
Catalyst lease obligations	—	57,429	—	57,429	N/A	57,429
Commodity contracts	220	12,845	138	13,203	(12,628)	575
Derivatives included with inventory supply arrangement obligations	—	1,247	—	1,247	—	1,247

	As of December 31, 2013
	Fair Value Hierarchy			Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,857	$—	$—	$5,857
Non-qualified pension plan assets	4,905	—	—	4,905
Commodity contracts	4,252	6,681	—	10,933
Derivatives included with inventory intermediation agreement obligations	—	6,016	—	6,016

Liabilities:
Commodity contracts	—	6,989	23,365	30,354
Catalyst lease obligations	—	53,089	—	53,089
Derivatives included with inventory supply arrangement obligations	—	177	—	177

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•	Marketable securities, consisting primarily of US Treasury securities, categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices.

•
Non-qualified pension plan assets categorized in Level 1 of the fair value hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds and included within Deferred charges and other assets, net.

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

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$(3,751)	$21,358	$(23,365)	$21,358
Purchases	—	—	—	—
Settlements	4,972	(21,358)	3,667	(21,358)
Unrealized gain included in earnings	1,468	—	22,387	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$2,689	$—	$2,689	$—

There were no transfers between levels during the three and six months ended June 30, 2014 and 2013, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes (a)	$667,992	$671,936	$667,487	$697,568
PBFX Term Loan (b)	300,000	300,000	—	—
Revolving Loan (b)	—	—	15,000	15,000
Rail Facility (b)	8,225	8,225	—	—
PBFX Revolving Credit Facility (b)	—	—	—	—
Catalyst leases (c)	57,429	57,429	53,089	53,089
	1,033,646	1,037,590	735,576	765,657
Less - Current maturities	13,009	13,009	12,029	12,029
Long-term debt	$1,020,637	$1,024,581	$723,547	$753,628

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

As of June 30, 2014, there were 958,599 barrels of crude oil and feedstocks (838,829 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. As of June 30, 2014, there were 3,250,581 barrels of intermediates and refined products (3,274,047 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2014, there were 88,319,388 barrels of crude oil and 521,321 barrels of refined products (43,199,000 and 0, respectively, as of December 31, 2013), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of June 30, 2014 and December 31, 2013 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(1,247)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$15,059
December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(177)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$6,016

Derivatives not designated as hedging instruments:
June 30, 2014:
Commodity contracts	Accounts receivable	$21,187
Commodity contracts	Accrued expenses	$(575)
December 31, 2013:
Commodity contracts	Accrued expenses	$(19,421)

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,719)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(5,770)
For the three months ended June 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$4,880
Derivatives included with the intermediation agreement obligations	Cost of sales	$—
For the six months ended June 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(1,069)
Derivatives included with the intermediation agreement obligations	Cost of sales	$9,042
For the six months ended June 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(2,871)
Derivatives included with the intermediation agreement obligations	Cost of sales	$—

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2014:
Commodity contracts	Cost of sales	$(41,119)
For the three months ended June 30, 2013:
Commodity contracts	Cost of sales	$(4,728)
For the six months ended June 30, 2014:
Commodity contracts	Cost of sales	$31,278
For the six months ended June 30, 2013:
Commodity contracts	Cost of sales	$13,949

Hedged items designated in fair value hedges:
For the three months ended June 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$3,719
Intermediate and refined product inventory	Cost of sales	$5,770
For the three months ended June 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$6,393
Intermediate and refined product inventory	Cost of sales	$—
For the six months ended June 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$1,069
Intermediate and refined product inventory	Cost of sales	$(9,042)
For the six months ended June 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$3,505
Intermediate and refined product inventory	Cost of sales	$—

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and six months ended June 30, 2014 and a gain of $11,273 and $634 for the three and six months ended June 30, 2013, which was recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

15. SEGMENT INFORMATION

The Company's operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining and Logistics segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.

Refining
The Company 's Refining Segment includes the operations of its three refineries which are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations. The refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3.

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery with an unloading capacity of approximately 130,000 bpd; and (ii) a truck terminal that was comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery designed for total throughput capacity of up to approximately 22,500 bpd. PBFX provides various rail and truck terminaling services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets did not generate third party or intra-entity revenue and were not considered to be a separate reportable segment.

The Company evaluates the performance of its segments based primarily on income from operations. Income from operations includes those revenues and expenses that are directly attributable to management of the respective segment. The Logistics segment's revenues include inter-segment transactions with the Company's Refining segment at prices the Company believes are substantially equivalent to the prices that could have been negotiated with unaffiliated parties with respect to similar services. Activities of the Company's business that are not included in the two operating segments are included in Corporate. Such activities consist primarily of corporate staff operations and other items that are not specific to the normal operations of the two operating segments. The Company does not allocate certain items of other income and expense, including income taxes, to the individual segments. The Refinery segment's operating subsidiaries and PBFX are primarily pass-through entities with respect to income taxes.

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2014 and June 30, 2013 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. Prior to the PBFX Offering, the Company did not operate the PBFX assets independent of the Refining segment. Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts receivables

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, property, plant and equipment and other assets not directly related to our refinery and logistic operations.

	Three Months Ended June 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,301,709	$7,782	$—	$(7,782)	$5,301,709
Depreciation and amortization expense	31,036	284	3,342	—	34,662
Income (loss) from operations	118,913	4,374	(35,437)	—	87,850
Interest expense, net	7,615	360	18,227	—	26,202
Capital expenditures	$78,877	$2,712	$887	$—	$82,476

	Three Months Ended June 30, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,678,293	$—	$—	$—	$4,678,293
Depreciation and amortization expense	23,961	286	3,316	—	27,563
Income (loss) from operations	157,794	(2,310)	(22,457)	—	133,027
Interest expense, net	3,561	—	18,147	—	21,708
Capital expenditures	$34,700	$4,261	$14,610	$—	$53,571

	Six Months Ended June 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$10,048,152	$7,782	$—	$(7,782)	$10,048,152
Depreciation and amortization expense	60,480	575	6,822	—	67,877
Income (loss) from operations	421,501	1,914	(75,358)	—	348,057
Interest expense, net	15,083	360	36,014	—	51,457
Capital expenditures	$162,476	$4,004	$6,408	$—	$172,888

	Six months ended June 30, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,476,141	$—	$—	$—	$9,476,141
Depreciation and amortization expense	47,504	450	6,139	—	54,093
Income (loss) from operations	292,915	(4,408)	(55,374)	—	233,133
Interest expense, net	6,464	—	36,855	—	43,319
Capital expenditures	$85,449	$10,173	$17,102	$—	$112,724

	Balance at June 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,955,125	$348,092	$386,405	$(7,782)	$5,681,840

	Balance at December 31, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,128,701	$29,996	$255,111	$—	$4,413,808

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2014	2013	2014	2013
Numerator for basic net income per Class A common share net income attributable to PBF Energy	$20,959	$16,826	$98,404	$28,233
Denominator for basic net income per Class A common share-weighted average shares	72,439,760	26,944,055	63,354,285	25,276,137
Basic net income attributable to PBF Energy per Class A common share	$0.29	$0.62	$1.55	$1.12

Diluted Earnings Per Share:
Numerator for diluted net income per Class A common share net income attributable to PBF Energy (1)	$20,959	$16,826	$98,404	$28,233

Denominator (1):
Denominator for basic net income per Class A common share-weighted average shares	72,439,760	26,944,055	63,354,285	25,276,137
Effect of dilutive securities:
Common stock equivalents (2)	567,396	762,641	543,427	834,839
Denominator for diluted net income per common share-adjusted weighted average shares	73,007,156	27,706,696	63,897,712	26,110,976
Diluted net income attributable to PBF Energy per Class A common share	$0.29	$0.61	$1.54	$1.08

(1)
During the three and six months ended June 30, 2014, the potential conversion of 24,444,643 and 33,525,376 PBF LLC Series A Units into PBF Energy Class A common stock, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. During the three and six months ended June 30, 2013, the potential conversion of 69,647,005 and 71,314,923 PBF LLC Series A Units into PBF Energy Class A common stock, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the potential conversion of the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 1,867,500 and 1,952,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2014, respectively. Common stock equivalents excludes the effects of options to purchase 731,250 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2013.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. SUBSEQUENT EVENTS
Dividend Declared
On July 30, 2014, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 27, 2014 to Class A common stockholders of record at the close of business on August 11, 2014.

PBFX Distributions
On July 28, 2014, the Board of Directors of PBF GP declared a distribution of $0.16 per unit on outstanding common and subordinated units of PBFX for the pro-rated period of May 14, 2014 through June 30, 2014. The distribution is payable on August 29, 2014 to unit holders of record at the close of business on August 15, 2014.

Crude Oil Acquisition Agreement Termination
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the "Crude Oil Acquisition Agreement") with MSCG.  Under the terms of the Crude Oil Acquisition Agreement, the Company acquired substantially all of its crude oil for its subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties will be incurred by the Company as a result of the termination.

Toledo Catalyst Lease
In July 2014, the Toledo catalyst lease expired and the Company entered into a new catalyst lease agreement with a three year term and an annual fixed interest rate of 1.99%. The annual lease expense is approximately $326.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Explanatory Note
This Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose sole asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 90.5% of the outstanding economic interests in, PBF LLC. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Prior period filings of PBF Energy with the U.S. Securities and Exchange Commission ("SEC") for the periods March 31, 2013 through March 31, 2014, reflect a combined Form 10-Q and and Form 10-K with PBF Holding and PBF Finance. As of June 30, 2014, each entity will file periodic SEC filings separately due to the change in the corporate structure related to the initial public offering of PBF Logistics LP ("PBFX"), a consolidated subsidiary of PBF Energy.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries.

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

During 2012 and 2013, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities. Currently, crude delivered to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In the first half of 2014, we have continued

projects to add additional unloading spots to the dual-loop track, which will increase its unloading capability from 105,000 bpd to 130,000 bpd, and to expand the heavy crude rail unloading capability at the refinery from 40,000 bpd to 80,000 bpd. We expect these projects to bring total rail crude unloading capability up to 210,000 bpd by the end of 2014, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facility allows our East Coast refineries to source West Texas Intermediate ("WTI") price-based crudes from Western Canada and the Mid-Continent, which we believe provides significant cost advantages versus traditional Brent based international crudes.

As of June 30, 2014, we owned 87,670,832 PBF LLC Series C Units and funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve, and our executive officers and directors and certain employees held 9,219,874 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 90.5% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 9.5% of the voting power in us.

Factors Affecting Comparability Between Periods
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, at a price to the public of $23.00 per unit. As of June 30, 2014, PBF LLC holds a 50.2% limited partner interest in PBFX (consisting of 74,053 common units and 15,886,553 subordinated units), with the remaining 49.8% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.

PBFX is a fee-based, growth-oriented, traditional Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX receives, handles and transfers crude oil from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. PBFX’s initial assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling and transferring crude oil. These transactions are eliminated by PBF Energy in consolidation.

PBFX received proceeds (after deducting underwriting discounts and structuring fees but before estimated offering expenses) from the PBFX Offering of approximately $341.0 million. PBFX used the net proceeds from the offering to: (i) distribute approximately $35.0 million to PBF LLC for certain capital expenditures incurred prior to the closing of the PBFX Offering with respect to assets contributed to PBFX and to reimburse it for estimated offering expenses; (ii) pay debt issuance costs of approximately $2.3 million related to PBFX’s five-year, $275.0 million senior secured revolving credit facility (the “PBFX Revolving Credit Facility”) and PBFX’s three-year, $300.0 million term loan facility (the “PBFX Term Loan”); and (iii) purchase $298.7 million in U.S. Treasury or other investment grade securities which will be used to fund anticipated capital expenditures by PBFX. PBFX retained approximately $5.0 million for general partnership purposes. PBFX also borrowed $298.7 million under the PBFX Term Loan, which is secured by a pledge of the U.S. Treasury or other investment grade securities held by PBFX, and distributed the proceeds of such borrowings to PBF LLC. PBF LLC contributed the proceeds of the PBFX Offering and PBFX Term Loan borrowings to PBF Holding, which intends to use such funds for general corporate purposes. In addition, in May 2014, 270,522 phantom units with distribution equivalent rights were granted under the PBFX long term incentive plan to certain directors, officers (including our named executive officers) and employees of PBF GP or its affiliates, which will vest in equal annual installments over a four-year period.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2014 and 2013 (amounts in thousands, except per share data). Effective with the completion of the PBFX Offering in May 2014, we operate in two reportable business segments: Refining and Logistics. Our three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segment as our Logistic segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial to our consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$5,301,709	$4,678,293	$10,048,152	$9,476,141
Cost of sales, excluding depreciation	4,935,456	4,295,979	9,083,140	8,731,081
	366,253	382,314	965,012	745,060
Operating expenses, excluding depreciation	210,722	202,583	479,621	408,599
General and administrative expenses	33,013	19,141	69,637	49,235
Loss (gain) on sale of assets	6	—	(180)	—
Depreciation and amortization expense	34,662	27,563	67,877	54,093
Income from operations	87,850	133,027	348,057	233,133
Change in fair value of catalyst leases	(2,338)	6,820	(4,339)	5,481
Interest expense, net	(26,202)	(21,708)	(51,457)	(43,319)
Income before income taxes	59,310	118,139	292,261	195,295
Income tax expense	13,474	10,969	63,153	18,413
Net income	45,836	107,170	229,108	176,882
Less: net income attributable to noncontrolling interests	24,877	90,344	130,704	148,649
Net income attributable to PBF Energy Inc.	$20,959	16,826	$98,404	$28,233

Gross margin	$124,357	$155,484	$424,482	$288,506

Gross refining margin (1)	$358,471	$382,314	$957,230	$745,060
PBFX gross margin (1)	$7,782	$—	$7,782	$—

Net income available to Class A common stock per share:
Basic	$0.29	$0.62	$1.55	$1.12
Diluted	$0.29	$0.61	$1.54	$1.08

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Key Operating Information
Production (bpd in thousands)	470.5	464.0	448.3	450.9
Crude oil and feedstocks throughput (bpd in thousands)	470.4	464.6	450.8	453.1
Total crude oil and feedstocks throughput (millions of barrels)	42.8	42.3	81.6	82.0
Gross refining margin per barrel of throughput (1)	$8.38	$9.04	$11.73	$9.08
Operating expenses, excluding depreciation, per barrel of throughput	$4.90	$4.79	$5.87	$4.98

Crude and feedstocks (% of total throughput) (2):
Heavy crude	15%	16%	14%	15%
Medium crude	43%	39%	44%	44%
Light crude	33%	38%	34%	33%
Other feedstocks and blends	9%	7%	8%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	45%	45%	47%	46%
Distillates and distillate blendstocks	36%	37%	37%	37%
Lubes	2%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	14%	13%	11%	12%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars per barrel, except as noted)
Dated Brent Crude	$109.67	$102.43	$108.93	$107.50
West Texas Intermediate (WTI) crude oil	$103.05	$94.07	$100.90	$94.17
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.70	$14.67	$12.60	$13.60
WTI (Chicago) 4-3-1	$18.78	$29.26	$17.80	$27.72
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.62	$8.36	$8.02	$13.33
Dated Brent less Maya (heavy, sour)	$13.89	$4.59	$16.34	$7.30
Dated Brent less WTS (sour)	$13.77	$8.42	$14.40	$16.42
Dated Brent less ASCI (sour)	$9.55	$3.14	$8.65	$3.55
WTI less WCS (heavy, sour)	$20.39	$16.63	$21.04	$21.54
WTI less Bakken (light, sweet)	$4.67	$2.06	$4.23	$1.98
WTI less Syncrude (light, sweet)	$0.72	$(4.33)	$0.89	$(3.84)
Natural gas (dollars per MMBTU)	$4.58	$4.02	$4.65	$3.76
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Overview— Net income for PBF Energy was $45.8 million for the three months ended June 30, 2014 compared to net income of $107.2 million for the three months ended June 30, 2013. Net income attributable to PBF Energy was $21.0 million, or $0.29 per diluted share, for the three months ended June 30, 2014 ($0.35 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $16.8 million, or $0.61 per diluted share, for the three months ended June 30, 2013 ($0.73 per share on a fully exchanged, fully diluted basis). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 74.8% and 27.7% for the three months ended June 30, 2014 and 2013, respectively.
Our results for the three months ended June 30, 2014 were negatively impacted by lower crack spreads, unfavorable movements in certain crude differentials on the East Coast and higher operating expenses due to increased employee compensation costs, partially offset by favorable movements in crude differentials in the Mid-Continent.
Revenues— Revenues totaled $5.3 billion for the three months ended June 30, 2014 compared to $4.7 billion for the three months ended June 30, 2013, an increase of $0.6 billion, or 13.3%. For the three months ended June 30, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 323,800 bpd and 146,600 bpd, respectively. For the three months ended June 30, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 317,300 bpd and 147,300 bpd, respectively. For the three months ended June 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 348,800 bpd and 155,200 bpd, respectively. For the three months ended June 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 308,200 bpd and 148,700 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $358.5 million, or $8.38 per barrel of throughput, for the three months ended June 30, 2014 compared to $382.3 million, or $9.04 per barrel of throughput during the three months ended June 30, 2013, a decrease of $23.8 million. Gross margin, including refinery operating expenses and depreciation, totaled $124.4 million, or $2.93 per barrel of throughput, for the three months ended June 30, 2014 compared to $155.5 million, or $3.68 per barrel of throughput, for the three months ended June 30, 2013, a decrease of $31.1 million. The decrease in gross refining margin and gross margin was primarily due to lower crack spreads, unfavorable movements in certain crude differentials and the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. Gross margin was also negatively impacted by higher than anticipated employee compensation and outside engineering and consulting costs.
Average industry refining margins in the Mid-Continent were weaker during the three months ended June 30, 2014 as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $18.78 per barrel or 35.8% lower in the three months ended June 30, 2014 as compared to $29.26 per barrel in the same period in 2013. In addition, lower run rates at Toledo due to unplanned downtime of the Fluid Catalytic Cracking Unit (the "FCC Unit") negatively impacted refining margins. However, while the price of WTI versus Dated Brent and other crude discounts narrowed during the second quarter of 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $0.72 per barrel in the second quarter of 2014 as compared to a premium of $4.33 per barrel in the second quarter of 2013.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.70 per barrel, or 6.6%, lower in the three months ended June 30, 2014 as compared to $14.67 per barrel in the same period in 2013. While the WTI/Dated Brent differential was $1.74 lower in the three months ended June 30, 2014 as compared to the same period in 2013, the Dated Brent/Maya differential was approximately $9.30 per barrel more favorable in the three months ended June 30, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada by over 29,000 barrels per day or almost 31.9% versus the second quarter of 2013, which had the overall effect of reducing our landed cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, an increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $210.7 million, or $4.90 per barrel of throughput, for the three months ended June 30, 2014 compared to $202.6 million, or $4.79 per barrel of throughput, for the three months ended June 30, 2013, an increase of $8.1 million, or 4.0%. The increase in operating expenses is mainly attributable to an increase of approximately $5.3 million in employee compensation primarily driven by higher employee benefit costs as well as an increase of approximately $2.7 million in outside engineering and consulting fees related to refinery maintenance projects. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $33.0 million for the three months ended June 30, 2014 compared to $19.1 million for the three months ended June 30, 2013, an increase of $13.9 million or 72.6%. The increase in general and administrative expenses primarily relates to higher employee compensation expense, mainly related to increases in headcount, incentive compensation, and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $34.7 million for the three months ended June 30, 2014 compared to $27.6 million for the three months ended June 30, 2013, an increase of $7.1 million. The increase was primarily due to capital projects related to turnarounds completed in

2013 and early 2014, the expansion of the crude rail unloading facility at the Delaware City refinery and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.3 million for the three months ended June 30, 2014 compared to a gain of $6.8 million for the three months ended June 30, 2013. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $26.2 million for the three months ended June 30, 2014 compared to $21.7 million for the three months ended June 30, 2013, an increase of $4.5 million. The increase in interest expense is primarily due to the issuance of the $300 million PBFX Term Loan in connection with the PBFX Offering and the related amortization of deferred financing fees as well as higher letter of credit fees. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 74.8% and 27.7%, on a weighted-average basis for the three months ended June 30, 2014 and 2013, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2014 and 2013 was 39.2% and 39.5%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. The weighted-average equity noncontrolling interest ownership percentage for the three months ended June 30, 2014 and 2013 was approximately 25.2% and 72.3%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Overview— Net income for PBF Energy was $229.1 million for the six months ended June 30, 2014 compared to net income of $176.9 million for the six months ended June 30, 2013. Net income attributable to PBF Energy was $98.4 million, or $1.54 per diluted share, for the six months ended June 30, 2014 ($1.80 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $28.2 million, or $1.08 per diluted share, for the six months ended June 30, 2013 ($1.21 per share on a fully exchanged, fully diluted basis). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 65.2% and 26.1% for the six months ended June 30, 2014 and 2013, respectively.
Our results for the six months ended June 30, 2014 were positively impacted by favorable movements in certain crude differentials, partially offset by higher operating expenses due to increased energy costs and lower crack spreads.

Revenues— Revenues totaled $10.0 billion for the six months ended June 30, 2014 compared to $9.5 billion for the six months ended June 30, 2013, an increase of $0.5 billion, or 6.0%. For the six months ended June 30, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 308,400 bpd and 142,400 bpd, respectively. For the six months ended June 30, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 318,100 bpd, and 135,000 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2014 compared to 2013 was primarily driven by unplanned down time at our Paulsboro refinery in January and a planned turnaround in March. The increase in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to the refinery's 18-day unplanned down time that occurred in the first quarter 2013. For the six months ended June 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 329,500 bpd and 151,800 bpd, respectively. For the six months ended June 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 309,900 bpd and 148,300 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $957.2 million, or $11.73 per barrel of throughput, for the six months ended June 30, 2014 compared to $745.1 million, or $9.08 per barrel of throughput during the six months ended June 30, 2013, an increase of $212.1 million. Gross margin, including refinery operating expenses and depreciation, totaled $424.5 million, or $5.21 per barrel of throughput, for the six months ended June 30, 2014 compared to $288.5 million, or $3.52 per barrel of throughput, for the six months ended June 30, 2013, an increase of $136.0 million. The increase in gross refining margin and gross margin was primarily due to the result of favorable crude differentials and product margins and lower costs of compliance with the Renewable Fuels Standard which was $59.5 million and $74.1 million for the six months ended June 30, 2014 and 2013, respectively, partially offset by lower overall crack spreads and the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. Gross margin was also negatively impacted by higher than anticipated energy costs as a result of the extreme cold weather experienced in the first quarter of 2014.
Average industry refining margins in the Mid-Continent were weaker during the six months ended June 30, 2014 as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $17.80 per barrel or 35.8% lower in the six months ended June 30, 2014 as compared to $27.72 per barrel in the same period in 2013. While the price of WTI versus Dated Brent and other crude discounts narrowed during the first half of 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $0.89 per barrel in the first half of 2014 as compared to a premium of $3.84 per barrel in the first half of 2013, as well as relatively strong product margins on certain distillates.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.60 per barrel, or 7.4%, lower in the six months ended June 30, 2014 as compared to $13.60 per barrel in the same period in 2013. While the WTI/Dated Brent differential was $5.31 lower in the six months ended June 30, 2014 as compared to the same period in 2013, the Dated Brent/Maya differential was approximately $9.04 per barrel more favorable in the six months ended June 30, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada, which had the overall effect of reducing our landed cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, the increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $479.6 million, or $5.87 per barrel of throughput, for the six months ended June 30, 2014 compared to $408.6 million, or $4.98 per barrel of throughput, for the six months ended June 30, 2013, an increase of $71.0 million, or 17.4%. The increase in operating expenses is mainly attributable to an increase of approximately $47.6 million in energy and utilities costs primarily driven by higher natural gas prices, an increase of approximately $10.4 million related employee compensation primarily driven by employee benefit costs and $5.9 million in outside engineering and consulting fees related to refinery maintenance projects. The higher natural gas prices were temporary and driven by the extremely cold winter. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $69.6 million for the six months ended June 30, 2014 compared to $49.2 million for the six months ended June 30, 2013, an increase of $20.4 million or 41.4%. The increase in general and administrative expenses primarily relates to higher employee compensation expense, mainly related to increases in headcount, incentive compensation, and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the six months ended June 30, 2014 was $0.2 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $67.9 million for the six months ended June 30, 2014 compared to $54.1 million for the six months ended June 30, 2013, an increase of $13.8 million. The increase was primarily due to capital projects related to turnarounds completed in 2013 and early 2014, the expansion of the crude rail unloading facility at the Delaware City refinery and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $4.3 million for the six months ended June 30, 2014 compared to a gain of $5.5 million for the six months ended June 30, 2013. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $51.5 million for the six months ended June 30, 2014 compared to $43.3 million for the six months ended June 30, 2013, an increase of $8.2 million. The increase in interest expense is primarily due to the issuance of the $300 million PBFX Term Loan in connection with the PBFX Offering and the related amortization of deferred financing fees as well as higher letter of credit fees. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 65.2% and 26.1%, on a weighted-average basis for the six months ended June 30, 2014 and 2013, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of the noncontrolling interest, for the six months ended June 30, 2014 and 2013 was 39.2% and 39.5% respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. The weighted-average equity noncontrolling interest ownership percentage for the six months ended June 30, 2014 and 2013 was approximately 34.8% and 73.9%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

2.
Income Taxes. Prior to PBF Energy's IPO we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy's IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to PBF Energy Inc.	$20,959	$16,826	$98,404	$28,233
Add: Net income attributable to the noncontrolling interest (1)	22,181	90,344	128,008	148,649
Less: Income tax expense (2)	(8,917)	(35,686)	(51,460)	(58,716)
Adjusted pro forma net income	$34,223	$71,484	$174,952	$118,166

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	73,007,156	27,706,696	63,897,712	26,110,976
Conversion of PBF LLC Series A Units (4)	24,444,643	69,647,005	33,525,376	71,314,923
Diluted weighted-average shares outstanding of PBF Energy Inc.	97,451,799	97,353,701	97,423,088	97,425,899
Adjusted pro forma net income per fully exchanged, fully diluted shares outstanding	$0.35	$0.73	$1.80	$1.21
——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 40.2% for the 2014 periods and 39.5% for the 2013 periods to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 1,867,500 and 1,952,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2014, respectively. Common stock equivalents excludes the effects of options to purchase 731,250 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2013.

(4)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding refinery depreciation, operating expenses, and gross margin of PBFX. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended June 30,
	2014		2013
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$124,357	$2.93	$155,484	$3.68
Less: Gross margin of PBFX	(7,782)	(0.18)	—	—
Add: Operating expenses	210,722	4.90	202,583	4.79
Add: Refinery depreciation expense	31,174	0.73	24,247	0.57
Gross refining margin	$358,471	$8.38	$382,314	$9.04

	Six Months Ended June 30,
	2014		2013
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$424,482	$5.21	$288,506	$3.52
Less: Gross margin of PBFX	(7,782)	(0.10)	—	—
Add: Operating expenses	479,621	5.87	408,599	4.98
Add: Refinery depreciation expense	60,909	0.75	47,955	0.58
Gross refining margin	$957,230	$11.73	$745,060	$9.08

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the senior secured notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Reconciliation of net income to EBITDA:
Net income	$45,836	$107,170	$229,108	$176,882
Add:Depreciation and amortization expense	34,662	27,563	67,877	54,093
Add: Interest expense, net	26,202	21,708	51,457	43,319
Add: Income tax expense	13,474	10,969	63,153	18,413
EBITDA	$120,174	$167,410	$411,595	$292,707

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$120,174	$167,410	$411,595	$292,707
Stock based compensation	1,503	957	2,923	1,977
Non-cash change in fair value of catalyst lease obligations	2,338	(6,820)	4,339	(5,481)
Non-cash change in fair value of inventory repurchase obligations	—	(2,831)	—	(13,873)
Non-cash deferral of gross profit on finished product sales	—	(20,496)	—	(28,030)
Adjusted EBITDA	$124,015	$138,220	$418,857	$247,300

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, dividend payments and debt service requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $166.1 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $40.2 million for the six months ended June 30, 2013. Our operating cash flows for the six months ended June 30, 2014 included our net income of $229.1 million, plus net non-cash charges relating to depreciation and amortization of $71.4 million, change in deferred income taxes of $35.1 million, pension and other post retirement benefits costs of $10.5 million, changes in the fair value of our catalyst lease of $4.3 million and equity-based compensation of $2.9 million, partially offset by the change in the fair value of our inventory repurchase obligations of $8.0 million and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $179.0 million driven by the timing of inventory purchases and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2013 included our net income of $176.9 million, plus net non-cash charges relating to depreciation and amortization of $57.4 million, change in deferred income taxes of $16.7 million, pension and other post retirement benefits costs of $8.5 million, and stock-based compensation of $2.0 million, offset by net cash used in working capital of $278.8 million, the change in the fair value of our inventory repurchase obligations of $17.4 million and changes in the fair value of our catalyst lease obligations of $5.5 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $435.1 million for the six months ended June 30, 2014 compared to net cash used in investing activities of $112.7 million for the six months ended June 30, 2013. The net cash flows used in investing activities for the six months ended June 30, 2014 was comprised of net purchases of marketable securities totaling $300.0 million as collateral for the PBFX Term Loan entered into in conjunction with the PBFX Offering, capital expenditures totaling $125.3 million, expenditures for turnarounds of $39.4 million and expenditures for other assets of $8.2 million, partially offset by $37.8 million in proceeds from the sale of railcars. Net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of the capital expenditures totaling $105.1 million, expenditures for turnarounds of $4.5 million and expenditures for other assets of $3.1 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $509.7 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $63.7 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net cash provided by financing activities consisted primarily of proceeds received from the PBFX Offering of $341.0 million, borrowings under the PBFX Term Loan of $300.0 million, and borrowing of $8.2 million under the Rail Facility, offset by distributions and dividends of $114.0 million, $15.0 million of net repayments of revolver borrowings, PBFX Offering costs of $5.0 million, and $5.5 million for deferred financing and other costs. For the six months ended June 30, 2013, net cash used in financing activities consisted primarily of distributions and dividends of $136.1 million, payment of contingent consideration of $21.3 million, and deferred financing and other costs of $1.3 million partially offset by net revolver borrowings of $95.0 million.

Credit Facilities
PBFX Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into the five-year, $275.0 million PBFX Revolving Credit Facility and the three-year, $300.0 million PBFX Term Loan.
The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC. PBFX also has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $325.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans.
The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the term loan.
As of June 30, 2014, the PBFX Revolving Credit Facility had no outstanding borrowings and the PBFX Term Loan was fully drawn in the amount of $300.0 million.

Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of approximately two thousand coiled and insulated crude tank cars and approximately one thousand non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.

The amount advanced under the Rail Facility will equal 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate will adjust automatically to 65.0%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
At June 30, 2014, there was $8.2 million outstanding under the Rail Facility.

Crude Oil Acquisition Agreement Termination
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the "Crude Oil Acquisition Agreement") with Morgan Stanley Capital Group Inc. (“MSCG”).  Under the terms of the Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.
Working Capital
Working capital for PBF Energy at June 30, 2014 was $975.9 million, consisting of $2,843.9 million in total current assets and $1,868.0 million in total current liabilities. Working capital at December 31, 2013 was $556.0 million, consisting of $2,200.5 million in total current assets and $1,644.5 million in total current liabilities.

Liquidity
As of June 30, 2014, PBF Energy's total liquidity was approximately $853.6 million, compared to total liquidity of approximately $615.9 million as of December 31, 2013. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan. PBFX has approximately $275 million of borrowing under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes.

In addition, PBF Energy has borrowing capacity of $241.8 million under the Rail Facility to fund the acquisition by PBF Rail of Eligible Railcars.

Capital Spending
Net capital spending was $135.1 million for the six months ended June 30, 2014, which primarily included turnaround costs, safety related enhancements and facility improvements at the refinery and the continued expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $300 million in net capital expenditures during 2014 for facility improvements, refinery maintenance and turnarounds, and further expansion of the rail unloading facility at our Delaware City refinery. Included in our projected capital expenditures are costs related to the expected 40-day plant-wide turnaround at our Toledo refinery planned for the fourth quarter of 2014.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2014, other than outstanding letters of credit in the amount of approximately $678.6 million.

On March 28, 2014, we sold 264 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreement has six-year terms for the railcars. We received a cash payment for the railcars of approximately $37.8 million and expect to make payments totaling $22.1 million over the term of the lease for these railcars.

During the six months ended June 30, 2014, we entered into additional railcar leases with terms of up to 10 years. We expect to make lease payments of $58.7 million over the term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of June 30, 2014, we have recognized a liability for the tax receivable agreement of $679.9 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $12.5 million to $54.9 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $26.65 per share of Class A common stock (the closing price on June 30, 2014) and that LIBOR were to be 1.85%, we estimate as of June 30, 2014 that the aggregate amount of these accelerated payments would have been approximately $653.8 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.

Future payments under the tax receivable agreement by us in respect of subsequent exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock would be in addition to the amounts above and are expected to be substantial. The foregoing numbers are merely estimates - the actual payments could differ materially and assume that there is no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.

Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the six months ended June 30, 2014, PBF Holding paid $218.8 million in distributions to PBF LLC. PBF LLC used $58.1 million of this amount in total to make a non-tax distribution of $0.30 per unit to its members, of which $37.3 million was distributed to PBF Energy and the balance was distributed to its other members on May 29, 2014. PBF Energy used this $37.3 million to pay cash dividends of $0.30 per share of Class A common stock on March 14, 2014 and May 29, 2014. PBF LLC used the remaining net $160.7 million from PBF Holding's distribution to make tax distributions to its members, including PBF Energy, during the six months ended June 30, 2014.

On July 30, 2014, our Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 27, 2014 to Class A common stockholders of record at the close of business on August 11, 2014. PBF Holding intends to make a distribution to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

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

As of June 30, 2014, PBF Energy had $849.5 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $313.4 million, under our Revolving Loan to fund its operations, if necessary. Accordingly, as of June 30, 2014, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, for each calendar quarter commencing with the quarterly period ending June 30, 2014, which aggregates to $9.5 million per quarter and $38.1 million per year based on the number of common and subordinated units outstanding immediately after completion of the PBFX Offering. The amount of the distribution will be adjusted for the period May 14, 2014 through June 30, 2014 based on the number of days in the period divided by 90. PBFX does not have a legal or contractual obligation to pay these distributions.
On July 28, 2014, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.16 per unit (pro-rated from the date of the PBFX Offering) on outstanding common and subordinated units. The distribution is payable on August 29, 2014 to PBFX common and subordinated unit holders of record at the close of business on August 15, 2014. The total amount of the distribution is approximately $5.1 million of which $2.6 million will be payable to PBF LLC.

As of June 30, 2014, PBFX had $275.0 million of unused borrowing availability under the PBFX Revolving Credit Facility and cash and cash equivalents of $4.2 million to fund its operations, if necessary. Accordingly, as of June 30, 2014, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 3.3% of the outstanding voting interests of PBF Energy and have nominated one of the current directors on PBF Energy's Board of Directors. Accordingly, Blackstone may be deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also be deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

We have received notice from Blackstone that Travelport Limited ("Travelport"), as part of their global business in the travel industry, provide certain passenger travel-related GDS and Technology Services to Iran Air and certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

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
Certain of our crude and feedstock supply agreements and products offtake agreements, reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreements with Statoil allow us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery allowed us to price and pay for our crude oil as it is processed at that refinery. In addition, the products offtake agreements with MSCG for our Delaware City and Paulsboro refineries that were terminated effective July 1, 2013, allowed us to sell our light finished products, certain intermediates and lube base oils as they were produced. Subsequent to termination of the MSCG products offtake agreements, we independently sell and market our refined products to customers on the spot market or through term agreements.
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
At June 30, 2014 and December 31, 2013, we had gross open commodity derivative contracts representing 88.8 million barrels and 43.2 million barrels, respectively, with an unrealized net gain (loss) of $20.6 million and $(19.4) million, respectively. The open commodity derivative contracts as of June 30, 2014 expire at various times during 2014 and 2015.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 16.6 million barrels and 13.9 million barrels at June 30, 2014 and December 31, 2013, respectively. The average cost of our hydrocarbon inventories was approximately $100.71 and $101.65 per barrel on a LIFO basis at June 30, 2014 and December 31, 2013, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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

Interest Rate Risk
During 2013, we amended the terms of our Revolving Loan to increase the size of our asset-based revolving credit facility from $1.575 to $1.610 billion. Borrowings under our Revolving Loan bear interest at the Adjusted LIBOR Rate plus 1.75% to 2.50%, depending on our debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by $16.1 million annually.
During 2014, we entered into the PBFX Revolving Credit Facility and the PBFX Term Loan which bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.9 million change in our interest expense, assuming we were to borrow all $275.0 million under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $300.0 million.
In addition, we entered into the Rail Facility in 2014 which bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.5 million change in our interest expense, assuming the $250.0 million available under the Rail Facility were fully drawn.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2014. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs are filed in the second appeal. A hearing on the second appeal before the Environmental Appeals Board (the “EAB”), case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs are scheduled to be filed in the third quarter of 2014. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on our financial condition, results of operations or cash flows.
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

Item 1A. Risk Factors
The following risk factor supplements and/or updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013:
Risks Related to Our Ownership of PBFX
We depend upon PBFX for a substantial portion of our refineries’ logistics needs and have obligations for minimum volume commitments in our commercial agreements with PBFX.
We depend on PBFX to receive, handle and transfer crude oil for us from sources located throughout the United States and Canada in support of our three refineries under long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term of seven years and include minimum quarterly volume commitments and inflation escalators. If we fail to meet the minimum volume commitment during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling and transferring crude oil and refined products, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil could be adversely impacted, which could adversely affect our business, financial condition and results of operations.
In addition, PBF LLC owns 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in PBFX, as well as all of the incentive distribution rights and a non-

economic general partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangement with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
PBFX may not have sufficient available cash to pay any quarterly distribution on its units. Furthermore, PBFX is not required to make distributions to holders of units on a quarterly basis or otherwise, and may elect to distribute less than all of its available cash.
PBFX may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution. The amount of cash it can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of crude oil it throughputs; PBFX’s entitlement to payments associated with minimum volume commitments; the fees it charges for the volumes throughput; the level of its operating, maintenance and general and administrative costs; and prevailing economic conditions. In addition, the actual amount of cash PBFX will have available for distribution will depend on other factors, some of which are beyond its control, including: the level and timing of capital expenditures it makes; the amount of its operating expenses and general and administrative expenses, and payment of the administrative fees for services provided to it by PBF GP and its affiliate; the cost of acquisitions, if any; debt service requirements and other liabilities; fluctuations in working capital needs; PBFX’s ability to borrow funds and access capital markets; restrictions contained in the PBFX Revolving Credit Facility and the PBFX Term Loan and other debt service requirements; the amount of cash reserves established by PBF GP; and other business risks affecting cash levels.
In addition, if PBFX issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that PBFX will be unable to maintain or increase its per unit distribution level. There are no limitations in the partnership agreement of PBFX on its ability to issue additional units, including units ranking senior to the outstanding units. The incurrence of additional borrowings or other debt to finance PBFX’s growth strategy would result in increased interest expense, which, in turn, may impact the cash that it has available to distribute to its unit holders (including us). Furthermore, the partnership agreement does not require PBFX to pay distributions on a quarterly basis or otherwise. The board of directors of PBF GP may at any time, for any reason, change its cash distribution policy or decide not to make any distributions (including to us).
Increases in interest rates could adversely impact the price of the units, PBFX’s ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.
Interest rates on future credit facilities and debt offerings could be higher than current levels, causing PBFX’s financing costs to increase accordingly. As with other yield-oriented securities, PBFX’s unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in PBFX, and a rising interest rate environment could have an adverse impact on the price of the units, PBFX’s ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at intended levels, which could adversely impact the value of our investment in PBFX.
PBF Energy will be required to pay taxes on its share of taxable income from PBF LLC and its other subsidiary flow-through entities (including PBFX), regardless of the amount of cash distributions PBF Energy receives from PBF LLC.
The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC, regardless of whether such holders receive cash distributions from PBF LLC. PBF Energy ultimately may not receive cash distributions from PBF LLC equal to its share of the taxable income of PBF LLC or even equal to the actual tax due with respect to that income. For example, PBF LLC is required to include in taxable income PBF LLC's allocable share of PBFX's taxable income and gains (such share to be determined pursuant to the partnership agreement of PBFX), regardless of the amount of cash distributions received by PBF LLC from PBFX, and such taxable income and gains will flow-through to PBF Energy to the extent of its allocable share of the taxable income of PBF LLC. As a result, at certain times, including during the subordination period for the subordinated units, the amount of cash otherwise ultimately available to PBF Energy on account of its indirect interest in PBFX may not be sufficient for PBF Energy to pay the amount of taxes it will owe on account of its indirect interests in PBFX.
If PBFX was to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if PBFX was otherwise subject to entity-level taxation, PBFX’s cash available for distribution to its unit holders, including to us, would be reduced, likely causing a substantial reduction in the value of units, including the units held by us.
The present U.S. federal income tax treatment of publicly traded partnerships, including PBFX, or an investment in its units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships upon which PBFX relies for its treatment as a partnership for U.S. federal income tax purposes. If such exemption were eliminated, PBFX would be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on all of its taxable income at the corporate tax rate, which is currently a maximum of 35%, it would likely pay additional state and local income taxes at varying rates, and distributions to its unit holders, including to us, would generally be taxed as corporate distributions.
If PBFX was to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if it was otherwise subject to entity-level taxation, its cash available for distribution to unit holders, including to us, and the value of the units, including the units held by us, could be substantially reduced.
All of the executive officers and a majority of the initial directors of PBF GP are also officers of PBF Energy. Conflicts of interest could arise as a result of this arrangement.
PBF Energy indirectly owns and controls PBF GP, and appoints all of its officers and directors. All of the executive officers and a majority of the initial directors of PBF GP are also officers or a director of PBF Energy. These individuals will devote significant time to the business of PBFX. Although the directors and officers of PBF GP have a fiduciary duty to manage PBF GP in a manner that is beneficial to PBF Energy, as directors and officers of PBF GP they also have certain duties to PBFX and its unit holders. Conflicts of interest may arise between PBF Energy and its affiliates, including PBF GP, on the one hand, and PBFX and its unit holders, on the other hand. In resolving these conflicts of interest, PBF GP may favor its own interests and the interests of PBFX over the interests of PBF Energy. In certain circumstances, PBF GP may refer any conflicts of interest or potential conflicts of interest between PBFX, on the one hand, and PBF Energy, on the other hand, to its conflicts committee (which must consist entirely of independent directors) for resolution, which conflicts committee must act in the best interests of the public unit holders of PBFX. As a result, PBF GP may manage the business of PBFX in a way that may differ from the best interests of PBF Energy or its stockholders.
We will incur increased costs as a result of owning and operating a publicly traded partnership.
As a result of owning and operating PBFX, we will incur significant legal, accounting and other expenses, in addition to those we already separately incur as a publicly traded company. We expect to have increased legal and financial compliance costs as a result of PBFX’s compliance with SEC and NYSE requirements. For example, PBFX is required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with PBFX’s public reporting requirements, and PBF GP will maintain director and officer liability insurance under a separate policy from our corporate director and officer insurance. We have estimated $4.0 million of annual incremental costs associated with PBFX being a publicly traded partnership. However, it is possible that the actual incremental costs of being a publicly traded partnership will be higher than currently estimated.

Item 2. Recent Sales of Unregistered Securities - Exchange of PBF LLC Series A Units to Class A Common Stock
In the second quarter of 2014, a total of 640 PBF LLC Series A Units were exchanged for 640 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or executive officers.
On June 17, 2014, Blackstone and First Reserve completed a public offering of 18,000,000 shares of Class A common stock in a secondary offering. All of the shares were sold by funds affiliated with Blackstone and First Reserve, subject to the rights of the holders of PBF LLC Series B Units to share in a portion of the profits realized by the funds affiliated with Blackstone and First Reserve upon the sale of the shares. In connection with this offering, Blackstone and First Reserve exchanged PBF LLC Series A Units for an equivalent number of shares of our Class A common stock in a transaction exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Term Loan and Security Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.2	Revolving Credit Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.3	Guaranty of Collection, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.4	PBF Logistics LP 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446))

10.5
Contribution, Conveyance and Assumption Agreement, dated as of May 8, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.6	Omnibus Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.7
Operation and Management Services and Secondment Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.8
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.9
Toledo Truck Unloading & Terminaling Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.10**	Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Furnished, not filed.
**	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	August 7, 2014	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Term Loan and Security Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.2	Revolving Credit Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.3	Guaranty of Collection, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.4	PBF Logistics LP 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446))

10.5
Contribution, Conveyance and Assumption Agreement, dated as of May 8, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.6	Omnibus Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.7
Operation and Management Services and Secondment Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.8
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.9
Toledo Truck Unloading & Terminaling Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.10**	Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Furnished, not filed.
**	Filed herewith.

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