Form 10-Q
period 2014-09-30
PBF Energy Inc.
filed 2014-11-07
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of November 5, 2014, PBF Energy Inc. had outstanding 83,578,649 shares of Class A common stock and 39 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Explanatory Note
This Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 90.4% of the outstanding economic interests in, PBF LLC. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Prior period filings of PBF Energy with the U.S. Securities and Exchange Commission ("SEC") for the periods March 31, 2013 through March 31, 2014 reflect a combined Form 10-Q and Form 10-K with PBF Holding and PBF Finance. As of June 30, 2014, PBF Energy files periodic SEC filings separately from PBF Holding and PBF Finance due to the change in the corporate structure related to the initial public offering of PBF Logistics LP ("PBFX"), a consolidated subsidiary of PBF Energy (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements).

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

•our expectations and timing with respect to our capital improvement and turnaround projects;
•the status of an air permit to transfer crude through the Delaware City refinery's dock;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems at PBFX or with third party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•the possibility that we might reduce or not make further dividend payments;
•the inability of our subsidiaries to freely pay dividends or make distributions to us;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•adverse impacts related to any change by the federal government in the restrictions on exporting U.S. crude oil including relaxing limitations on the export of certain types of crude oil or condensates or the lifting of the restrictions entirely;
•market risks related to the volatility in the price of Renewable Identification Numbers ("RINS") required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•the costs of being a public company, including Sarbanes-Oxley Act compliance;
•risk associated with the operation of PBFX as a separate, publicly-traded entity;
•potential tax consequences related to our investment in PBFX;
•receipt of regulatory approvals and compliance with contractual obligations required in connection with PBFX; and
•the impact of the initial public offering of PBFX on our relationships with our employees, customers and vendors and our credit rating and cost of funds.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$477,393	$76,970
Accounts receivable	698,399	596,647
Inventories	1,787,465	1,445,517
Deferred tax asset	11,567	25,529
Prepaid expense and other current assets	30,739	55,843
Total current assets	3,005,563	2,200,506

Property, plant and equipment, net	1,902,006	1,781,589
Deferred tax assets	418,116	169,234
Marketable securities	264,913	—
Deferred charges and other assets, net	286,520	262,479
Total assets	$5,877,118	$4,413,808

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$377,343	$402,293
Accrued expenses	1,432,835	1,209,881
Payable to related parties pursuant to tax receivable agreement	12,541	12,541
Current portion of long-term debt	—	12,029
Deferred revenue	1,749	7,766
Total current liabilities	1,824,468	1,644,510

Delaware Economic Development Authority loan	8,000	12,000
Long-term debt	1,148,503	723,547
Payable to related parties pursuant to tax receivable agreement	677,718	274,775
Other long-term liabilities	43,890	43,720
Total liabilities	3,702,579	2,698,552

Commitments and contingencies (Note 11)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 86,390,173 shares outstanding at September 30, 2014, 39,665,473 shares outstanding, at December 31, 2013	88	40
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 39 shares outstanding, at September 30, 2014 and December 31, 2013	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at September 30, 2014 and December 31, 2013	—	—
Treasury stock, at cost	(32,593)	—
Additional paid in capital	1,505,851	657,499
Retained earnings	179,324	3,579
Accumulated other comprehensive loss	(12,590)	(6,988)
Total PBF Energy Inc. equity	1,640,080	654,130
Noncontrolling interest	534,459	1,061,126
Total equity	2,174,539	1,715,256
Total liabilities and equity	$5,877,118	$4,413,808

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$5,260,003	$4,858,880	$15,308,155	$14,335,020

Cost and expenses:
Cost of sales, excluding depreciation	4,670,908	4,663,697	13,754,048	13,394,777
Operating expenses, excluding depreciation	202,625	192,647	682,246	601,245
General and administrative expenses	34,339	30,748	103,976	79,983
Loss (gain) on sale of assets	18	(48)	(162)	(48)
Depreciation and amortization expense	68,010	27,435	135,887	81,530
	4,975,900	4,914,479	14,675,995	14,157,487

Income (loss) from operations	284,103	(55,599)	632,160	177,533

Other income (expenses):
Change in fair value of catalyst leases	5,543	(2,363)	1,204	3,118
Interest expense, net	(24,374)	(26,242)	(75,831)	(69,561)
Income (loss) before income taxes	265,272	(84,204)	557,533	111,090
Income tax expense (benefit)	95,260	(19,311)	158,413	(898)
Net income (loss)	170,012	(64,893)	399,120	111,988
Less: net income (loss) attributable to noncontrolling interests	29,042	(45,045)	159,746	103,604
Net income (loss) attributable to PBF Energy Inc.	$140,970	$(19,848)	$239,374	$8,384

Weighted-average shares of Class A common stock outstanding
Basic	87,656,611	39,575,429	71,544,080	30,094,946
Diluted	97,344,515	39,575,429	72,071,903	30,748,901
Net income (loss) available to Class A common stock per share:
Basic	$1.61	$(0.50)	$3.35	$0.28
Diluted	$1.60	$(0.50)	$3.32	$0.27

Dividends per common share	$0.30	$0.30	$0.90	$0.90

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$170,012	$(64,893)	$399,120	$111,988
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(160)	13	(75)	7
Net gain (loss) on pension and other postretirement benefits	242	108	691	324
Total other comprehensive income (loss)	82	121	616	331
Comprehensive income (loss)	170,094	(64,772)	399,736	112,319
Less: comprehensive income (loss) attributable to noncontrolling interest	29,053	(45,004)	159,809	103,800
Comprehensive income (loss) attributable to PBF Energy Inc.	$141,041	$(19,768)	$239,927	$8,519

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$399,120	$111,988
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	141,547	86,417
Stock-based compensation	5,377	2,750
Change in fair value of catalyst lease obligations	(1,204)	(3,118)
Deferred income taxes	70,718	(898)
Change in tax receivable agreement liability	(2,990)	8,095
Non-cash change in inventory repurchase obligations	(31,602)	(13,362)
Pension and other post retirement benefit costs	16,462	12,654
Gain on disposition of property, plant and equipment	(162)	(48)

Changes in current assets and current liabilities:
Accounts receivable	(101,752)	(74,083)
Inventories	(378,538)	31,165
Prepaid expenses and other current assets	25,104	(42,745)
Accounts payable	(76,008)	203,865
Accrued expenses	308,523	48,811
Deferred revenue	(6,017)	(208,661)
Other assets and liabilities	(15,617)	(20,249)
Net cash provided by operations	352,961	142,581

Cash flow from investing activities:
Expenditures for property, plant and equipment	(258,875)	(201,906)
Expenditures for deferred turnaround costs	(58,423)	(15,859)
Expenditures for other assets	(13,446)	(10,584)
Purchase of marketable securities	(1,188,906)	—
Maturities of marketable securities	923,996	—
Proceeds from sale of assets	74,343	30,826
Net cash used in investing activities	(521,311)	(197,523)

Cash flows from financing activities:
Proceeds from issuance of PBF Logistics LP common units, net of underwriters' discount and commissions	340,957	—
Offering costs for issuance of PBF Logistics LP common units	(5,000)	—
Distributions to PBF Energy Company LLC members	(80,400)	(140,457)
Distributions to PBFX unit holders	(2,573)	—
Dividend payments	(63,629)	(26,042)
Proceeds from revolver borrowings	395,000	745,000
Repayments of revolver borrowings	(410,000)	(730,000)
Proceeds from Rail Facility revolver borrowings	35,925	—
Proceeds from PBFX revolver borrowings	140,100	—
Proceeds from PBFX Term Loan borrowings	300,000	—
Repayments of PBFX Term Loan borrowings	(35,100)	—
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)
Purchases of treasury stock	(32,593)	—
Deferred financing costs and other	(13,914)	(669)
Net cash provided by (used in) financing activities	568,773	(173,525)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

Net increase (decrease) in cash and cash equivalents	400,423	(228,467)
Cash and equivalents, beginning of period	76,970	285,884
Cash and equivalents, end of period	$477,393	$57,417

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$4,000
Accrued construction in progress and unpaid fixed assets	65,193	7,649

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation in 2011 and completed an initial public offering in December 2012. PBF Energy is the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. PBF LLC also holds a 51.1% limited partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX"), a publicly traded master limited partnership (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
On January 10, 2014, PBF Energy completed a public offering of 15,000,000 shares of Class A common stock in a secondary offering (the "January 2014 secondary offering"). On March 26, 2014, PBF Energy completed another public offering of 15,000,000 shares of Class A common stock in a secondary offering (the "March 2014 secondary offering"). On June 17, 2014, PBF Energy completed a third public offering of 18,000,000 shares of Class A common stock in a secondary offering (the "June 2014 secondary offering" and collectively with the January 2014 secondary offering and the March 2014 secondary offering, the "2014 secondary offerings"). All of the shares in the 2014 secondary offerings were sold by funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the 2014 secondary offerings, Blackstone and First Reserve exchanged PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the 2014 secondary offerings.
Substantially all of the Company’s operations are in the United States. Effective with the completion of PBFX's initial public offering in May 2014, the Company operates in two reportable business segments: Refining and Logistics. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX's operations are aggregated into the Logistics segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 of PBF Energy. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX receives, handles and transfers crude oil from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling and transferring crude oil. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
Initial Public Offering
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the PBFX Offering of approximately $340,957. PBFX used the net proceeds from the PBFX Offering (i) to distribute $35,000 to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the PBFX Offering with respect to assets contributed to PBFX and to reimburse it for offering expenses it incurred on behalf of PBFX; (ii) to pay debt issuance costs of $2,293 related to PBFX’s Revolving Credit Facility and Term Loan (refer to Note 8 "Credit Facilities" of our Notes to Condensed Consolidated Financial Statements); (iii) to purchase $298,664 in U.S. Treasury securities which will be used to fund anticipated capital expenditures; and (iv) to retain approximately $5,000 for general partnership purposes.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries.
September 2014 Drop-down Transaction
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC ("DCT II"), which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"). PBF LLC then contributed to PBFX all of the equity interests of DCT II for total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units, or 589,536 common units (the "DCR West Rack Acquisition"). The DCR West Rack has an estimated throughput capacity of approximately 40,000 bpd. Subsequent to the DCR West Rack Acquisition, PBF LLC holds a 51.1% limited partner interest in PBFX consisting of 663,589 common units and 15,886,553 subordinated units.

3. NONCONTROLLING INTEREST OF PBF ENERGY AND PBFX
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2013, PBF Energy’s equity interest in PBF LLC represented approximately 40.9% of the outstanding interests. In connection with the 2014 secondary offerings, Blackstone and First Reserve exchanged a total of 48,000,000 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy. As of September 30, 2014, PBF Energy held approximately 90.4% of the economic interests in PBF LLC.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentage of PBF LLC as of September 30, 2014, each of the completion dates of the 2014 secondary offerings, and December 31, 2013 is calculated as follows:

	Held by members of PBF LLC other than PBF Energy	Held by PBF Energy	Total *
December 31, 2013	57,201,674	39,665,473	96,867,147
	59.1%	40.9%	100.0%
January 10, 2014	42,201,674	54,665,473	96,867,147
	43.6%	56.4%	100.0%
March 26, 2014	27,213,374	69,670,192	96,883,566
	28.1%	71.9%	100.0%
June 17, 2014	9,213,374	87,670,832	96,884,206
	9.5%	90.5%	100.0%
September 30, 2014	9,170,696	86,390,173	95,560,869
	9.6%	90.4%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 51.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 48.9% limited partner interest owned by public common unit holders as of September 30, 2014. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentage of PBFX as of September 30, 2014 and May 14, 2014 (the closing of the initial public offering), is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
May 14, 2014	15,812,500	15,960,606	31,773,106
	49.8%	50.2%	100.0%
September 30, 2014	15,812,500	16,550,142	32,362,642
	48.9%	51.1%	100.0%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2014:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2014	$654,130	$1,061,126	$—	$1,715,256
Comprehensive income	239,927	152,481	7,328	399,736
Dividends and distributions	(63,629)	(80,400)	(2,573)	(146,602)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(102,533)	—	—	(102,533)
Record allocation of noncontrolling interest upon completion of secondary offerings	936,237	(936,237)	—	—
Issuance of additional PBFX common units	4,249	—	(4,249)	—
Stock-based compensation	4,292	432	653	5,377
Record noncontrolling interest upon completion of the PBFX Offering	—	—	335,957	335,957
Exercise of PBF LLC options and warrants, net	—	(59)	—	(59)
Purchase of treasury stock	(32,593)	—	—	(32,593)
Balance at September 30, 2014	$1,640,080	$197,343	$337,116	$2,174,539

4. INVENTORIES
Inventories consisted of the following:

September 30, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$711,980	$53,247	$765,227
Refined products and blendstocks	642,919	343,112	986,031
Warehouse stock and other	36,207	—	36,207
	$1,391,106	$396,359	$1,787,465

December 31, 2013
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$518,599	$89,837	$608,436
Refined products and blendstocks	425,033	378,286	803,319
Warehouse stock and other	33,762	—	33,762
	$977,394	$468,123	$1,445,517

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Inventory under inventory supply and intermediation arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with its crude supply agreement; and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.
At September 30, 2014 and December 31, 2013, the replacement value of inventories exceeded the LIFO carrying value by approximately $7,388 and $78,407, respectively.

5. IMPAIRMENT
In connection with the Company’s annual capital budgeting process, the Company determined that it would abandon a capital project at the Delaware City refinery related to the construction of a new hydrocracker (the “Hydrocracker Project”). The carrying value of the Hydrocracker Project was $28,508 and was included in Property, plant and equipment, net.
As part of the 2015 annual capital budgeting process, which began in the third quarter of 2014, all outstanding capital projects were evaluated for feasibility and economic viability. The Hydrocracker Project was undertaken to produce low-sulfur heating oil for certain states in which the Company conducts business. In connection with this capital budget evaluation and coinciding with the preparation of these interim condensed consolidated financial statements, the Company decided that it would pursue an alternative capital project. This alternative capital project entails changing existing oil flows and reconfiguring existing process units to produce the fuels necessary to meet low-sulfur heating oil standards. Based on initial production results as of September 30, 2014, it was determined that this alternative project would allow the Company to meet the demands for the new low-sulfur heating oil requirements while reducing the overall capital investment required as compared to the Hydrocracker Project. As such, it was determined that there would be no additional capital investment in the Hydrocracker Project and the full carrying value of the project was not recoverable as of September 30, 2014.
The total pre-tax impairment charge of $28,508 was recorded in depreciation and amortization expense in the Refining segment during the three and nine month periods ended September 30, 2014. No additional cash expenditures will be required related to the Hydrocracker Project.

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2014	December 31, 2013
Deferred turnaround costs, net	$143,468	$119,383
Catalyst	79,026	88,964
Deferred financing costs, net	34,003	26,541
Restricted cash	13,618	12,117
Linefill	10,230	9,636
Intangible assets, net	424	653
Other	5,751	5,185
	$286,520	$262,479

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
Inventory-related accruals	$822,733	$533,012
Inventory supply and intermediation arrangements	350,647	454,893
Accrued transportation costs	50,148	29,762
Accrued salaries and benefits	41,817	10,799
Income taxes payable	40,007	—
Excise and sales tax payable	22,372	42,814
Accrued utilities	15,813	25,959
Accrued construction in progress	14,135	33,747
Customer deposits	13,859	23,621
Accrued interest	9,282	22,570
Renewable energy credit obligations	4,481	15,955
Other	47,541	16,749
	$1,432,835	$1,209,881

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability included in Inventory supply and intermediation arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
Prior to July 1, 2013, the Company had the obligation to repurchase certain intermediates and lube products under its product offtake agreements with Morgan Stanley Capital Group Inc. (“MSCG”) that were held in the Company’s refinery storage tanks in Delaware City and Paulsboro. These offtake agreements with MSCG terminated in July 2013. A liability included in Accrued expenses was recorded at market price for the volumes held in storage consistent with the terms of the offtake agreements with any change in the market price recorded in cost of sales.  The liability represented the amount the Company expected to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $0 and $20,248 related to this liability for the three and nine months ended September 30, 2013, respectively.
The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

8. CREDIT FACILITIES

PBF Holding Revolving Credit Facility
On August 15, 2014, PBF Holding amended and restated the terms of its asset based revolving credit agreement ("Revolving Loan") to increase the maximum availability under the facility from $1,610,000 to $2,500,000. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. The Revolving Loan's maturity has been extended to August 2019 and the sublimit for letters of credit has been increased from $1,000,000 to $1,500,000. In addition, an accordion feature allows for commitments of up to $2,750,000. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have been reduced under the Revolving Loan. The Revolving Loan's covenants and other related terms have not materially changed due to the amendment and restatement. The Revolving Loan is available to be used for working capital and other general corporate purposes.
At September 30, 2014 and December 31, 2013, there was $0 and $15,000, respectively, outstanding under the Revolving Loan.

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
The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the PBFX Term Loan (refer to Note 9 "Marketable Securities" of our Notes to Condensed Consolidated Financial Statements). Borrowings under the PBFX Term Loan bear interest either at Base Rate (as defined in the PBFX Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
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
Additionally, PBFX is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as PBFX obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the PBFX Revolving Credit Facility) of at least 2.50 to 1.00, (b) Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) PBFX has issued at least $100,000 of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a material permitted acquisition (as defined in the PBFX Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by PBFX by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)) and (c) after PBFX has issued at least $100,000 of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The PBFX Revolving Credit Facility generally prohibits PBFX from making cash distributions (subject to certain exceptions) except so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by PBFX's partnership agreement, PBFX may make cash distributions to unitholders up to the amount of PBFX’s Available Cash (as defined in the Partnership Agreement).
The PBFX Revolving Credit Facility and PBFX Term Loan contain events of default customary for transactions of their nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
In conjunction with the DCR West Rack Acquisition, PBFX paid total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units to PBF LLC. The cash consideration consisted of $105,000 in borrowings under the PBFX Revolving Credit Facility and $30,000 in proceeds from the sale of marketable securities. PBFX also borrowed an additional $30,000 under the PBFX Revolving Credit Facility to repay $30,000 of its outstanding PBFX Term Loan in order to release the $30,000 in marketable securities that had collateralized PBFX’s Term Loan.
At September 30, 2014, there were borrowings of $140,100 outstanding under the PBFX Revolving Credit Facility and $264,900 outstanding under the PBFX Term Loan.

PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of eleven lenders, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.
The amount available to be advanced under the Rail Facility equals 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
At PBF Rail's election, advances bear interest at a rate per annum equal to one month LIBOR plus the Facility Margin for Eurodollar Loans, or the Corporate Base Rate plus the Facility Margin for Base Rate Loans (the Corporate Base Rate is equal to the higher of the prime rate as determined by CA-CIB, the Federal Funds Rate plus 50 basis points, or one month LIBOR plus 100 basis points), all as defined in the credit agreement. In addition, there is a commitment fee on the unused portion. Interest and fees are payable monthly.
The lenders received a perfected, first priority security interest in all of PBF Rail's assets, including but not limited to (i) the Eligible Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into between PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Toledo Refining Company LLC.
At September 30, 2014, there was $35,925 outstanding under the Rail Facility.

Catalyst Leases
In July 2014, the Company completed a new three year lease of the Platinum catalyst at the Toledo Refinery. The annual fixed interest rate is 1.99% and the annual lease expense is approximately $326. In addition, the short-term catalyst bridge lease entered into in November 2013 was settled during the quarter with an immaterial gain recognized during the three and nine months ended September 30, 2014.

9. MARKETABLE SECURITIES
Concurrent with the PBFX Offering, PBFX used $298,664 of the proceeds received to purchase U.S. Treasury securities. These securities are used as collateral to secure the PBFX Term Loan. PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. The marketable securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets.
As of September 30, 2014, the Company held $264,913 in marketable securities. The gross unrecognized holding gains and losses as of September 30, 2014 were not material. The Company did not record any net realized gains or losses from the sale of marketable securities for the three and nine months ended September 30, 2014.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

10. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 40.9% prior to the January 2014 secondary offering, approximately 56.4% prior to the March 2014 secondary offering, approximately 71.9% prior to the June 2014 secondary offering and approximately 90.4% subsequent to the June 2014 secondary offering as of September 30, 2014). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income taxes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax expense (benefit)	$59,632	$(1,744)	$87,695	$—
Deferred tax expense (benefit)	35,628	(17,567)	70,718	(898)
Total tax expense (benefit)	$95,260	$(19,311)	$158,413	$(898)

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

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Provision at Federal statutory rate	$82,793	35.0%	$(13,693)	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	12,103	5.2%	(1,917)	4.9%
Non deductible/nontaxable items	2,019	0.8%	2,377	(6.1)%
Adjustment to deferred tax assets and liabilities for change in tax rates due to business mix	—	—%	(4,983)	12.7%
Other	(1,655)	(0.7)%	(1,095)	2.8%
Total	$95,260	40.3%	$(19,311)	49.3%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Provision at Federal statutory rate	$139,233	35.0%	$2,620	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	20,505	5.2%	367	4.9%
Non deductible/nontaxable items	2,321	0.5%	2,438	32.6%
Adjustment to deferred tax assets and liabilities for change in tax rates due to business mix	—	—%	(4,983)	(66.6)%
Other	(3,646)	(0.9)%	(1,340)	(17.9)%
Total	$158,413	39.8%	$(898)	(12.0)%
The Company's effective income tax rate for the three and nine months ended September 30, 2014, including the impact of income attributable to noncontrolling interests of $29,042 and $159,746, respectively, was 35.9% and 28.4%, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2013, including the impact of income (loss) attributable to noncontrolling interests of $(45,045) and $103,604, respectively, was 22.9% and (0.8)%, respectively. The Company had a tax benefit for the three and nine months ended September 30, 2013.

PBF Energy has determined there are no material uncertain tax positions as of September 30, 2014.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,823 recorded as of September 30, 2014 ($9,869 as of December 31, 2013) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,118, acquired in the Paulsboro acquisition, is recorded as restricted cash in Deferred charges and other assets, net as of September 30, 2014 and December 31, 2013.
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur.  As of July 1, 2014,

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

five additional Northeastern states began requiring heating oils with 500 PPM or less sulfur.  All of the heating oil the Company currently produces meets these specifications.  The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013. The EPA did not meet this requirement but has released proposed standards for 2014. In the proposed standards the EPA responded to the industry discussion around the apparent infeasibility of compliance in 2014 if the EPA issued standards following the requirements of the Energy Independence and Security Act.  The EPA indicated it may use its waiver authority under the RFS 2 program ("RFS 2") and set standards for renewable fuel recognizing the practical constraints in requiring ethanol blending into gasoline above 10%. The EPA also indicated it may reduce the advanced biofuel requirement and hold constant the biomass based diesel requirements at the 2013 level. The cellulosic requirement may be increased over the 2013 volume and, as has been the case in each of the prior years, the EPA would likely be overstating the actual production. Renewable fuel groups have been vocal in advocating changes to the proposed standards in general due to the lower volumes mandated. The EPA has submitted the final rule to the Office of Management and Budget. When they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.
On September 12, 2012, the EPA issued final amendments to the New Source Performance Standards ("NSPS") for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares.  The Company has evaluated the impact of the regulation and amended standards on its refinery operations and currently does not expect the cost to comply to be material.
In addition, the EPA proposed a Final Rule to the Clean Water Act ("CWA") Section 316(b) regarding cooling water intake structures. The next phase will include requirements for petroleum refineries.  The rule has been published by the EPA and becomes effective in October 2014. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs are filed in the second appeal. A hearing on the second appeal before the Environmental Appeals Board (the “EAB”), case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted in the third quarter. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on our financial condition, results of operations or cash flows.

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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 90.4% interest in PBF LLC as of September 30, 2014 (40.9% as of December 31, 2013). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of September 30, 2014, the Company has recognized a liability for the tax receivable agreement of $690,259 ($287,316 as of December 31, 2013) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

12. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2014, PBF Holding paid $283,680 in distributions to PBF LLC. PBF LLC used $87,204 of this amount in total to make non-tax quarterly distributions of $0.30 per unit to its members, of which $63,629 was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $63,629 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2014, May 29, 2014 and August 27, 2014. PBF LLC used the remaining net $196,476 from PBF Holding's distributions to make tax distributions to its members, including PBF Energy, during the nine months ended September 30, 2014.

With respect to distributions paid during the nine months ended September 30, 2014, PBFX paid a distribution of $0.16 per unit on outstanding common and subordinated units on August 29, 2014 for a total distribution of $5,127 of which $2,554 was distributed to PBF LLC and the balance was distributed to its public unit holders.

13. TREASURY STOCK
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the "Repurchase Program"). The Repurchase Program expires on September 30, 2016. As of September 30, 2014, the Company has purchased approximately 1.35 million shares of the Company's Class A common stock under the Repurchase Program for $32,593 through open market transactions.

The following table summarizes the Company's Class A common stock repurchase activity under the Repurchase Program:

	Number of shares purchased (1)	Cost of purchased shares
Shares purchased as of June 30, 2014	—	$—
Shares purchased during the three months ended September 30, 2014	1,354,943	32,593
Shares purchased as of September 30, 2014	1,354,943	$32,593

(1) - The shares purchased include only those shares that have settled as of the period end date.
These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$5,134	$3,699	$14,276	$11,096
Interest cost	616	248	1,787	744
Expected return on plan assets	(546)	(138)	(1,609)	(414)
Amortization of prior service costs	13	3	26	9
Amortization of loss	277	105	757	315
Net periodic benefit cost	$5,494	$3,917	$15,237	$11,750

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$269	$181	$747	$544
Interest cost	125	84	353	251
Amortization of prior service costs	52	—	107	—
Amortization of gain	—	—	(4)	—
Net periodic benefit cost	$446	$265	$1,203	$795

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2014 and December 31, 2013.
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

	As of September 30, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,557	$—	$—	$5,557	N/A	$5,557
Marketable securities	264,913	—	—	264,913	N/A	264,913
Non-qualified pension plan assets	5,468	—	—	5,468	N/A	5,468
Commodity contracts	261,041	10,597	13,046	284,684	(232,671)	52,013
Derivatives included with intermediation agreement obligations	—	35,959	—	35,959	—	35,959
Derivatives included with inventory supply arrangement obligations	—	1,482	—	1,482	—	1,482

Liabilities:
Catalyst lease obligations	—	39,325	—	39,325	N/A	39,325
Commodity contracts	228,141	6,262	—	234,403	(232,671)	1,732

	As of December 31, 2013
	Fair Value Hierarchy			Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,857	$—	$—	$5,857
Non-qualified pension plan assets	4,905	—	—	4,905
Commodity contracts	4,252	6,681	—	10,933
Derivatives included with inventory intermediation agreement obligations	—	6,016	—	6,016

Liabilities:
Commodity contracts	—	6,989	23,365	30,354
Catalyst lease obligations	—	53,089	—	53,089
Derivatives included with inventory supply arrangement obligations	—	177	—	177

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

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,689	$—	$(23,365)	$21,358
Purchases	—	—	—	—
Settlements	(9,020)	—	(5,353)	(21,358)
Unrealized gain included in earnings	19,377	—	41,764	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$13,046	$—	$13,046	$—

There were no transfers between levels during the three and nine months ended September 30, 2014 and 2013, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes (a)	$668,253	$687,169	$667,487	$697,568
PBFX Term Loan (b)	264,900	264,900	—	—
Revolving Loan (b)	—	—	15,000	15,000
Rail Facility (b)	35,925	35,925	—	—
PBFX Revolving Credit Facility (b)	140,100	140,100	—	—
Catalyst leases (c)	39,325	39,325	53,089	53,089
	1,148,503	1,167,419	735,576	765,657
Less - Current maturities	—	—	12,029	12,029
Long-term debt	$1,148,503	$1,167,419	$723,547	$753,628

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

16. DERIVATIVES
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

As of September 30, 2014, there were 540,556 barrels of crude oil and feedstocks (838,829 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. As of September 30, 2014, there were 3,342,545 barrels of intermediates and refined products (3,274,047 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

is consistent with the objectives discussed above for fair value hedges. As of September 30, 2014, there were 63,894,000 barrels of crude oil and 1,052,000 barrels of refined products (43,199,000 and 0, respectively, as of December 31, 2013), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2014 and December 31, 2013 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$1,482
Derivatives included with the intermediation agreement obligations	Accrued expenses	$35,959
December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(177)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$6,016

Derivatives not designated as hedging instruments:
September 30, 2014:
Commodity contracts	Accounts receivable	$52,013
Commodity contracts	Accrued expenses	$(1,732)
December 31, 2013:
Commodity contracts	Accrued expenses	$(19,421)

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,729
Derivatives included with the intermediation agreement obligations	Cost of sales	$20,900
For the three months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,015)
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,563
For the nine months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,660
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,942
For the nine months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(6,886)
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,563

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2014:
Commodity contracts	Cost of sales	$70,624
For the three months ended September 30, 2013:
Commodity contracts	Cost of sales	$(23,843)
For the nine months ended September 30, 2014:
Commodity contracts	Cost of sales	$101,902
For the nine months ended September 30, 2013:
Commodity contracts	Cost of sales	$(9,894)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,729)
Intermediate and refined product inventory	Cost of sales	$(20,900)
For the three months ended September 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$3,127
Intermediate and refined product inventory	Cost of sales	$(29,563)
For the nine months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(1,660)
Intermediate and refined product inventory	Cost of sales	$(29,942)
For the nine months ended September 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$(378)
Intermediate and refined product inventory	Cost of sales	$(29,563)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and nine months ended September 30, 2014 and a loss of $888 and $7,264 for the three and nine months ended September 30, 2013, which was recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

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

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery with an unloading capacity of approximately 130,000 bpd; (ii) a truck terminal that was comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery designed for total throughput capacity of up to approximately 22,500 bpd; and (iii) a heavy crude unloading rack located at the Delaware City refinery with an unloading capacity of up to approximately 40,000 bpd. PBFX provides various rail and truck terminaling services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets did not generate third party or intra-entity revenue and were not considered to be a separate reportable segment.

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

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2014 and September 30, 2013 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. In connection with the DCR West Rack Acquisition, the accompanying segment information has been retrospectively adjusted to include the historical results of the DCR West Rack for all periods presented through September 30, 2014.

Prior to the PBFX Offering, the Company did not operate the PBFX assets independent of the Refining segment. Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents,

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, property, plant and equipment and other assets not directly related to our refinery and logistic operations.

	Three Months Ended September 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,260,003	$14,744	$—	$(14,744)	$5,260,003
Depreciation and amortization expense	64,123	586	3,301	—	68,010
Income (loss) from operations	314,667	7,519	(38,083)	—	284,103
Interest expense, net	5,317	824	18,233	—	24,374
Capital expenditures	$100,492	$24,722	$32,642	$—	$157,856

	Three Months Ended September 30, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,858,880	$—	$—	$—	$4,858,880
Depreciation and amortization expense	23,825	291	3,319	—	27,435
Income (loss) from operations	(19,648)	(2,138)	(33,813)	—	(55,599)
Interest expense, net	7,295	—	18,947	—	26,242
Capital expenditures	$72,837	$8,200	$34,588	$—	$115,625

	Nine Months Ended September 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,308,155	$22,526	$—	$(22,526)	$15,308,155
Depreciation and amortization expense	124,603	1,161	10,123	—	135,887
Income (loss) from operations	736,607	9,367	(113,814)	—	632,160
Interest expense, net	20,403	1,184	54,244	—	75,831
Capital expenditures	$262,968	$28,726	$39,050	$—	$330,744

	Nine months ended September 30, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$14,335,020	$—	$—	$—	$14,335,020
Depreciation and amortization expense	71,331	741	9,458	—	81,530
Income (loss) from operations	273,296	(6,576)	(89,187)	—	177,533
Interest expense, net	13,910	—	55,651	—	69,561
Capital expenditures	$158,286	$18,373	$51,690	$—	$228,349

	Balance at September 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,956,388	$360,045	$565,962	$(5,277)	$5,877,118

	Balance at December 31, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,111,124	$47,573	$255,111	$—	$4,413,808

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2014	2013	2014	2013
Numerator for basic net income (loss) per Class A common share net income attributable to PBF Energy	$140,970	$(19,848)	$239,374	$8,384
Denominator for basic net income per Class A common share-weighted average shares	87,656,611	39,575,429	71,544,080	30,094,946
Basic net income (loss) attributable to PBF Energy per Class A common share	$1.61	$(0.50)	$3.35	$0.28

Diluted Earnings Per Share:
Numerator:
Net income (loss) attributable to PBF Energy	$140,970	$(19,848)	$239,374	$8,384
Plus: Net income attributable to noncontrolling interest (1)	$24,408	$—	$—	$—
Less: Income tax on net income attributable to noncontrolling interest (2)	$(9,812)	$—	$—	$—
Numerator for diluted net income (loss) per Class A common share net income attributable to PBF Energy (1)	$155,566	$(19,848)	$239,374	$8,384

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	87,656,611	39,575,429	71,544,080	30,094,946
Effect of dilutive securities:
Conversion of PBF LLC Series A Units (3)	9,176,116	—	—	—
Common stock equivalents (4)	511,788	—	527,823	653,955
Denominator for diluted net income per common share-adjusted weighted average shares	97,344,515	39,575,429	72,071,903	30,748,901
Diluted net income (loss) attributable to PBF Energy per Class A common share	$1.60	$(0.50)	$3.32	$0.27

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(1)
The diluted earnings per share calculation for the three months ended September 30, 2014, assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 40.2% effective tax rate) attributable to the converted units. During the nine months ended September 30, 2014, the potential conversion of 25,319,764 PBF LLC Series A Units into PBF Energy Class A common stock was excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. During the three and nine months ended September 30, 2013, the potential conversion of 57,243,672 and 66,724,155 PBF LLC Series A Units into PBF Energy Class A common stock, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the potential conversion of the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 40.2% for the three months ended September 30, 2014 to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(4)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 1,976,875 and 1,991,875 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2014, respectively. Common stock equivalents excludes the effects of options to purchase 753,750 shares of PBF Energy Class A common stock because they are anti-dilutive for the nine months ended September 30, 2013.

19. SUBSEQUENT EVENTS
Dividend Declared
On October 29, 2014, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 25, 2014 to Class A common stockholders of record at the close of business on November 10, 2014.

PBFX Distributions
On October 27, 2014, the Board of Directors of PBF GP declared a distribution of $0.30 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on November 28, 2014 to unit holders of record at the close of business on November 14, 2014.

Share Repurchase Program
On October 29, 2014, the Company's Board of Directors approved an additional $100 million increase to the existing Repurchase Program. The repurchase authorization expires on September 30, 2016. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.

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

Explanatory Note
This Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose sole asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 90.4% of the outstanding economic interests in, PBF LLC. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Prior period filings of PBF Energy with the U.S. Securities and Exchange Commission ("SEC") for the periods March 31, 2013 through March 31, 2014, reflect a combined Form 10-Q and and Form 10-K with PBF Holding and PBF Finance. As of June 30, 2014, each entity files periodic SEC filings separately due to the change in the corporate structure related to the initial public offering of PBF Logistics LP ("PBFX"), a consolidated subsidiary of PBF Energy.

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

During 2012 and 2013, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities. Currently, crude delivered by rail to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. We have completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility, which has increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facilities, including the facilities owned by PBFX, allows our East Coast refineries to source West Texas Intermediate ("WTI") price-based crudes from Western Canada and the Mid-Continent, which we believe provides significant cost advantages versus traditional Brent based international crudes.

As of September 30, 2014, we owned 86,390,173 PBF LLC Series C Units and funds affiliated with The Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve, and our executive officers and directors and certain employees held 9,170,696 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 90.4% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 9.6% of the voting power in us.

Factors Affecting Comparability Between Periods
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, at a price to the public of $23.00 per unit. On September 30, 2014, PBF LLC completed a transaction to contribute to PBFX the Delaware City heavy crude unloading rack ("DCR West Rack") for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units (the "DCR West Rack Acquisition"). As of September 30, 2014, PBF LLC holds a 51.1% limited partner interest in PBFX (consisting of 663,589 common units and 15,886,553 subordinated units), with the remaining 48.9% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX receives, handles and transfers crude oil from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. PBFX’s assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), and the DCR West Rack that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling and transferring crude oil. These transactions are eliminated by PBF Energy in consolidation.

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

Treasury or other investment grade securities which will be used to fund anticipated capital expenditures by PBFX. PBFX retained approximately $5.0 million for general partnership purposes. PBFX also borrowed $298.7 million under the PBFX Term Loan, which is secured by a pledge of the U.S. Treasury or other investment grade securities held by PBFX, and distributed the proceeds of such borrowings to PBF LLC. PBF LLC contributed the proceeds of the PBFX Offering and PBFX Term Loan borrowings to PBF Holding, which intends to use such funds for general corporate purposes. In addition, as of September 30, 2014, 285,522 phantom units with distribution equivalent rights were granted under the PBFX long term incentive plan to certain directors, officers (including our named executive officers) and employees of PBF GP or its affiliates, which will vest in equal annual installments over a four-year period.
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC ("DCT II"), which assets consist solely of the DCR West Rack, immediately prior to the contribution of DCT II by PBF LLC to PBFX. The DCR West Rack has an estimated throughput capacity of approximately 40,000 bpd. PBFX paid to PBF LLC total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units. The cash consideration consisted of $105.0 million in borrowings under the PBFX Revolving Credit Facility and $30.0 million in proceeds from the sale of marketable securities. PBFX also borrowed an additional $30.0 million under the PBFX Revolving Credit Facility to repay $30.0 million of its outstanding PBFX Term Loan in order to release the $30.0 million in marketable securities that had collateralized PBFX’s Term Loan.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands, except per share data). Effective with the completion of the PBFX Offering in May 2014, we operate in two reportable business segments: Refining and Logistics. Our three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering and DCR West Rack Acquisition, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segment as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial to our consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$5,260,003	$4,858,880	$15,308,155	$14,335,020
Cost of sales, excluding depreciation	4,670,908	4,663,697	13,754,048	13,394,777
	589,095	195,183	1,554,107	940,243
Operating expenses, excluding depreciation	202,625	192,647	682,246	601,245
General and administrative expenses	34,339	30,748	103,976	79,983
Loss (gain) on sale of assets	18	(48)	(162)	(48)
Depreciation and amortization expense	68,010	27,435	135,887	81,530
Income (loss) from operations	284,103	(55,599)	632,160	177,533
Change in fair value of catalyst leases	5,543	(2,363)	1,204	3,118
Interest expense, net	(24,374)	(26,242)	(75,831)	(69,561)
Income (loss) before income taxes	265,272	(84,204)	557,533	111,090
Income tax expense (benefit)	95,260	(19,311)	158,413	(898)
Net income (loss)	170,012	(64,893)	399,120	111,988
Less: net income attributable to noncontrolling interests	29,042	(45,045)	159,746	103,604
Net income (loss) attributable to PBF Energy Inc.	$140,970	(19,848)	$239,374	$8,384

Gross margin	$322,084	$(21,580)	$746,567	$266,927

Gross refining margin (1)	$574,351	$195,183	$1,531,581	$940,243

Net income available to Class A common stock per share:
Basic	$1.61	$(0.50)	$3.35	$0.28
Diluted	$1.60	$(0.50)	$3.32	$0.27

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Key Operating Information
Production (bpd in thousands)	496.8	446.1	465.3	449.3
Crude oil and feedstocks throughput (bpd in thousands)	495.5	446.0	465.9	450.7
Total crude oil and feedstocks throughput (millions of barrels)	45.6	41.0	127.2	123.1
Gross refining margin per barrel of throughput (1)	$12.60	$4.75	$12.04	$7.65
Operating expenses, excluding depreciation, per barrel of throughput	$4.41	$4.69	$5.34	$4.89

Crude and feedstocks (% of total throughput) (2):
Heavy crude	12%	17%	13%	16%
Medium crude	43%	43%	44%	44%
Light crude	34%	30%	34%	32%
Other feedstocks and blends	11%	10%	9%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	46%	45%	47%	45%
Distillates and distillate blendstocks	36%	37%	36%	37%
Lubes	2%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	13%	13%	12%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars per barrel, except as noted)
Dated Brent Crude	$101.93	$110.29	$106.52	$108.46
West Texas Intermediate (WTI) crude oil	$97.56	$105.79	$99.77	$98.13
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.91	$13.15	$13.07	$13.43
WTI (Chicago) 4-3-1	$16.63	$14.97	$17.40	$23.38
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.36	$4.50	$6.75	$10.33
Dated Brent less Maya (heavy, sour)	$11.06	$10.95	$14.52	$8.56
Dated Brent less WTS (sour)	$13.14	$4.81	$13.95	$12.48
Dated Brent less ASCI (sour)	$5.02	$5.92	$7.39	$4.37
WTI less WCS (heavy, sour)	$20.06	$23.89	$20.70	$22.37
WTI less Bakken (light, sweet)	$6.43	$4.75	$4.98	$2.92
WTI less Syncrude (light, sweet)	$4.12	$0.81	$1.97	$(2.23)
Natural gas (dollars per MMBTU)	$3.95	$3.56	$4.41	$3.69
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Overview— Net income for PBF Energy was $170.0 million for the three months ended September 30, 2014 compared to net loss of $64.9 million for the three months ended September 30, 2013. Net income attributable to PBF Energy was $141.0 million, or $1.60 per diluted share, for the three months ended September 30, 2014 ($1.60 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy of $19.8 million, or $(0.50) per diluted share, for the three months ended September 30, 2013 ($(0.48) per share on a fully exchanged, fully diluted basis). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 90.5% and 40.9% for the three months ended September 30, 2014 and 2013, respectively.
Our results for the three months ended September 30, 2014 were positively impacted by higher crack spreads, favorable movements in certain crude oil differentials and higher throughput rates, partially offset by higher operating costs and general and administrative expenses.
Revenues— Revenues totaled $5.3 billion for the three months ended September 30, 2014 compared to $4.9 billion for the three months ended September 30, 2013, an increase of $0.4 billion, or 8.3%. For the three months ended September 30, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 344,100 bpd and 151,400 bpd, respectively. For the three months ended September 30, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 298,100 bpd and 147,900 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 is primarily due to higher run rates in response to beneficial market economics in 2014 and planned downtime at our Delaware City refinery in 2013. For the three months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 365,200 bpd and 154,400 bpd, respectively. For the three months ended September 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 301,200 bpd and 150,700 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined product outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $574.4 million, or $12.60 per barrel of throughput, for the three months ended September 30, 2014 compared to $195.2 million, or $4.75 per barrel of throughput during the three months ended September 30, 2013, an increase of $379.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $322.1 million, or $7.10 per barrel of throughput, for the three months ended September 30, 2014 compared to a loss of $21.6 million, or $(0.53) per barrel of throughput, for the three months ended September 30, 2013, an increase of $343.7 million. The increase in gross refining margin and gross margin was primarily due to higher crack spreads, favorable movements in certain crude differentials, higher throughput volumes and a comparable period benefit from lower crude flat prices associated with the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. Gross margin was also negatively impacted by higher employee compensation, maintenance, energy, and chemical and catalyst costs.
Average industry refining margins in the Mid-Continent were stronger during the three months ended September 30, 2014 as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $16.63 per barrel or 11.1% higher in the three months ended September 30, 2014 as compared to $14.97 per barrel in the same period in 2013. Our margins were further positively impacted from our refinery specific crude slate in the Mid-Continent which benefited from an improving WTI/Syncrude differential, which averaged a discount of $4.12 per barrel in the third quarter of 2014 as compared to a discount of $0.81 per barrel in the third quarter of 2013.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.91 per barrel, or 5.8% higher in the three months ended September 30, 2014 as compared to $13.15 per barrel in the same period in 2013. While the WTI/Dated Brent differential and Dated Brent/Maya differential were relatively flat in the three months ended September 30, 2014 as compared to the same period in 2013, the WTI/Bakken differential was approximately $1.68 per barrel more favorable in the three months ended September 30, 2014 as compared to the same period in 2013. We significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada by over 36,000 barrels per day or almost 38.1% versus the third quarter of 2013, which had the overall effect of reducing our landed cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, a slight increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $202.6 million, or $4.41 per barrel of throughput, for the three months ended September 30, 2014 compared to $192.6 million, or $4.69 per barrel of throughput, for the three months ended September 30, 2013, an increase of $10.0 million, or 5.2%. The increase in operating expenses is mainly attributable to an increase of $5.4 million in employee compensation primarily driven by higher employee benefit costs, an increase of $3.5 million in maintenance, energy and utility expenses, and an increase of $2.3 million in chemical and catalyst related expenses, partially offset by decreased outside services costs and regulatory taxes. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $34.3 million for the three months ended September 30, 2014 compared to $30.7 million for the three months ended September 30, 2013, an increase of $3.6 million or 11.7%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $13.0 million, mainly related to increases in headcount and incentive compensation costs, partially offset by a $3.0 million benefit associated with the change in our tax receivable agreement liability during the period compared to a $8.1 million charge in the same period in 2013. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $68.0 million for the three months ended September 30, 2014 compared to $27.4 million for the three months ended September 30, 2013, an increase of $40.6 million. The increase was primarily due to an impairment charge of $28.5 million related to an abandoned capital project at our Delaware City refinery during the three months ended September 30, 2014. In addition, depreciation and amortization expense increased as a result of capital projects related to turnarounds completed in 2013 and early 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.5 million for the three months ended September 30, 2014 compared to a loss of $2.4 million for the three months ended September 30, 2013. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $24.4 million for the three months ended September 30, 2014 compared to $26.2 million for the three months ended September 30, 2013, a decrease of $1.8 million. This decrease is mainly attributable to the termination of our crude and feedstock supply agreement with Morgan Stanley Capital Group Inc. ("MSCG"), effective July 31, 2014, partially offset by higher interest costs associated with the issuance of the PBFX Term Loan and the PBFX Revolving Credit Facility in connection with the PBFX Offering and the related amortization of deferred financing fees as well as higher letter of credit fees. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 90.5% and 40.9%, on a weighted-average basis for the three months ended September 30, 2014 and 2013, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2014 and 2013 was 40.3% and 49.3%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2014 and

2013 was approximately 9.5% and 59.1%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Overview— Net income for PBF Energy was $399.1 million for the nine months ended September 30, 2014 compared to net income of $112.0 million for the nine months ended September 30, 2013. Net income attributable to PBF Energy was $239.4 million, or $3.32 per diluted share, for the nine months ended September 30, 2014 ($3.39 per share on a fully exchanged, fully diluted basis based on adjusted pro forma net income as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $8.4 million, or $0.27 per diluted share, for the nine months ended September 30, 2013 ($0.72 per share on a fully exchanged, fully diluted basis). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 73.7% and 31.0% for the nine months ended September 30, 2014 and 2013, respectively.
Our results for the nine months ended September 30, 2014 were positively impacted by higher throughput volumes and favorable movements in certain crude differentials and product margins, partially offset by higher operating expenses mainly due to increased energy costs and lower crack spreads.

Revenues— Revenues totaled $15.3 billion for the nine months ended September 30, 2014 compared to $14.3 billion for the nine months ended September 30, 2013, an increase of $1.0 billion, or 6.8%. For the nine months ended September 30, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 320,400 bpd and 145,500 bpd, respectively. For the nine months ended September 30, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 311,300 bpd, and 139,400 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 is primarily due to higher run rates in response to beneficial market conditions in 2014 and planned downtime at our Delaware City refinery in 2013.The increase in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to the refinery's 18-day unplanned down time that occurred in the first quarter 2013. For the nine months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 341,600 bpd and 152,700 bpd, respectively. For the nine months ended September 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,000 bpd and 149,100 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined product outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,531.6 million, or $12.04 per barrel of throughput, for the nine months ended September 30, 2014 compared to $940.2 million, or $7.65 per barrel of throughput during the nine months ended September 30, 2013, an increase of $591.4 million. Gross margin, including refinery operating expenses and depreciation, totaled $746.6 million, or $5.89 per barrel of throughput, for the nine months ended September 30, 2014 compared to $266.9 million, or $2.17 per barrel of throughput, for the nine months ended September 30, 2013, an increase of $479.7 million. The increase in gross refining margin and gross margin was primarily due to the result of higher throughput rates and favorable crude differentials and product margins and lower costs of compliance with the Renewable Fuels Standard which was $89.5 million and $112.9 million for the nine months ended September 30, 2014 and 2013, respectively, partially offset by lower overall crack spreads. Gross margin was also negatively impacted by higher than anticipated energy costs as a result of the extreme cold weather experienced in the first quarter of 2014.
Average industry refining margins in the Mid-Continent were weaker during the nine months ended September 30, 2014 as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $17.40 per barrel or 25.6% lower in the nine months ended September 30, 2014 as compared to $23.38 per barrel in the same period in 2013. While the price of WTI versus Dated Brent and other crude discounts narrowed during the nine months ended September 30, 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $1.97 per barrel for the nine months ended September 30, 2014 as compared to a premium of $2.23 per barrel in the same period in 2013, as well as relatively strong product margins on certain distillates.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.07 per barrel, or 2.7%, lower in the nine months ended September 30, 2014 as compared to $13.43 per barrel in the same period in 2013. While the WTI/Dated Brent differential was $3.58 lower in the nine months ended September 30, 2014 as compared to the same period in 2013, the WTI/Bakken differential was $2.06 per barrel more favorable for the same periods. The Dated Brent/Maya differential was approximately $5.96 per barrel more favorable in the nine months ended September 30, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada, which had the overall effect of reducing our landed cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, the increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $682.2 million, or $5.34 per barrel of throughput, for the nine months ended September 30, 2014 compared to $601.2 million, or $4.89 per barrel of throughput, for the nine months ended September 30, 2013, an increase of $81.0 million, or 13.5%. The increase in operating expenses is mainly attributable to an increase of $49.6 million in energy and utilities costs primarily driven by higher natural gas prices, an increase of $16.8 million related to employee compensation primarily driven by employee benefit costs and $7.0 million of higher outside engineering and consulting fees related to refinery maintenance projects. The higher natural gas prices were temporary and driven by the extremely cold winter. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $104.0 million for the nine months ended September 30, 2014 compared to $80.0 million for the nine months ended September 30, 2013, an increase of $24.0 million or 30.0%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $34.9 million, mainly related to increases in headcount, incentive compensation, and severance costs, partially offset by a $3.0 million benefit associated with the change in our tax receivable agreement liability during the period compared to a $8.1 million charge in the same period in 2013. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the nine months ended September 30, 2014 was $0.2 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $135.9 million for the nine months ended September 30, 2014 compared to $81.5 million for the nine months ended September 30, 2013, an increase of $54.4 million. The increase was primarily due to an impairment charge of $28.5 million related to an abandoned capital project at our Delaware City refinery during the nine months ended September 30, 2014. In addition, depreciation and amortization expense increased as a result of capital projects related to turnarounds completed in 2013 and early 2014, the expansion of the crude rail unloading facility at the Delaware City refinery and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.2 million for the nine months ended September 30, 2014 compared to a gain of $3.1 million for the nine months ended September 30, 2013. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $75.8 million for the nine months ended September 30, 2014 compared to $69.6 million for the nine months ended September 30, 2013, an increase of $6.2 million. The increase in interest expense is primarily due to the issuance of the PBFX Term Loan and the PBFX Revolving Credit Facility in connection with the PBFX Offering and the related amortization of deferred financing fees as well as higher letter of credit fees. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 73.7% and 31.0%, on a weighted-average basis for the nine months ended September 30, 2014 and 2013, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of the noncontrolling interest, for the nine months ended September 30, 2014 and 2013 was 39.8% and (12.0)% respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. The weighted-average equity noncontrolling interest ownership percentage for the nine months ended September 30, 2014 and 2013 was approximately 26.3% and 69.0%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to PBF Energy Inc.	$140,970	$(19,848)	$239,374	$8,384
Add: Net income (loss) attributable to the noncontrolling interest (1)	24,408	(45,045)	152,416	103,604
Less: Income tax (expense) benefit (2)	(9,812)	17,973	(61,271)	(41,338)
Adjusted pro forma net income (loss)	$155,566	$(46,920)	$330,519	$70,650

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	97,344,515	39,575,429	72,071,903	30,748,901
Conversion of PBF LLC Series A Units (4)	—	57,243,672	25,319,764	66,724,155
Diluted weighted-average shares outstanding of PBF Energy Inc.	97,344,515	96,819,101	97,391,667	97,473,056
Adjusted pro forma net income (loss) per fully exchanged, fully diluted shares outstanding	$1.60	$(0.48)	$3.39	$0.72
——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 40.2% for the 2014 periods and 39.9% for the 2013 periods to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 1,976,875 and 1,991,875 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2014, respectively. Common stock equivalents excludes the effects of options to purchase 731,250 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2013.

(4)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above if not included in the diluted weighted-average shares outstanding calculated in (3) above.

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

	Three Months Ended September 30,
	2014		2013
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$322,084	$7.10	$(21,580)	$(0.53)
Less: Revenues of PBFX	(14,744)	(0.32)	—	—
Add: Operating expenses	202,625	4.41	192,647	4.69
Add: Refinery depreciation expense	64,386	1.41	24,116	0.59
Gross refining margin	$574,351	$12.60	$195,183	$4.75

	Nine Months Ended September 30,
	2014		2013
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$746,567	$5.89	$266,927	$2.17
Less: Revenues of PBFX	(22,526)	(0.18)	—	—
Add: Operating expenses	682,246	5.34	601,245	4.89
Add: Refinery depreciation expense	125,294	0.99	72,071	0.59
Gross refining margin	$1,531,581	$12.04	$940,243	$7.65

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the senior secured notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$170,012	$(64,893)	$399,120	$111,988
Add:Depreciation and amortization expense	68,010	27,435	135,887	81,530
Add: Interest expense, net	24,374	26,242	75,831	69,561
Add: Income tax expense (benefit)	95,260	(19,311)	158,413	(898)
EBITDA	$357,656	$(30,527)	$769,251	$262,181

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$357,656	$(30,527)	$769,251	$262,181
Stock based compensation	2,454	773	5,377	2,750
Change in tax receivable agreement liability	(2,990)	8,095	(2,990)	8,095
Non-cash change in fair value of catalyst lease obligations	(5,543)	2,363	(1,204)	(3,118)
Non-cash change in fair value of inventory repurchase obligations	—	888	—	(12,985)
Non-cash deferral of gross profit on finished product sales	—	(3,299)	—	(31,329)
Adjusted EBITDA	$351,577	$(21,707)	$770,434	$225,594

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe, that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $353.0 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $142.6 million for the nine months ended September 30, 2013. Our operating cash flows for the nine months ended September 30, 2014 included our net income of $399.1 million, plus net non-cash charges relating to depreciation and amortization of $141.5 million, change in deferred income taxes of $70.7 million, pension and other post retirement benefits costs of $16.5 million, and equity-based compensation of $5.4 million, partially offset by the change in the fair value of our inventory repurchase obligations of $31.6 million, change in the tax receivable agreement liability of $3.0 million, change in the fair value of our catalyst lease of $1.2 million and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $244.2 million driven by the timing of inventory purchases, accrued expenses and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2013 included our net income of $112.0 million, plus net non-cash charges relating to depreciation and amortization of $86.4 million, change in the tax receivable agreement liability of $8.1 million, pension and other post retirement benefits costs of $12.7 million, and stock-based compensation of $2.8 million, partially offset by net cash used in working capital of $61.9 million, change in deferred income taxes of $0.9 million, the change in the fair value of our inventory repurchase obligations of $13.4 million, change in the fair value of our catalyst lease obligations of $3.1 million, and gain on sale of assets of $48 thousand.

Cash Flows from Investing Activities
Net cash used in investing activities was $521.3 million for the nine months ended September 30, 2014 compared to net cash used in investing activities of $197.5 million for the nine months ended September 30, 2013. The net cash flows used in investing activities for the nine months ended September 30, 2014 was comprised of capital expenditures totaling $258.9 million, expenditures for refinery turnarounds of $58.4 million and expenditures for other assets of $13.4 million, net purchases of marketable securities totaling $264.9 million as collateral for the PBFX Term Loan entered into in conjunction with the PBFX Offering, partially offset by $74.3 million in proceeds from the sale of railcars. Net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of the capital expenditures totaling $201.9 million, expenditures for refinery turnarounds of $15.9 million and expenditures for other assets of $10.6 million, partially offset by $30.8 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash provided by financing activities was $568.8 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $173.5 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net cash provided by financing activities consisted primarily of net proceeds received from the PBFX Offering of $336.0 million, net borrowings under the PBFX Term Loan of $264.9 million, borrowings of $140.1 million under the PBFX Revolving Credit Facility and borrowing of $35.9 million under the Rail Facility, partially offset by distributions and dividends of $146.6 million, purchases of PBF Energy common stock of $32.6 million, $15.0 million of net repayments of revolver borrowings and $13.9 million for deferred financing and other costs. For the nine months ended September 30, 2013, net cash used in financing activities consisted primarily of distributions and dividends of $166.5 million, payment of contingent consideration of $21.4 million, and deferred financing and other costs of $0.7 million partially offset by net revolver borrowings of $15.0 million.

Credit Facilities
PBF Holding Revolving Loan
On August 15, 2014, we amended and restated the terms of our Second Amended and Restated Revolving Credit Agreement ("Revolving Loan") to further increase the maximum availability under our facility from $1.6 billion to $2.5 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. The Revolving Loan's maturity has been extended to August 2019 and the sublimit for letters of credit has been increased from $1.0 billion to $1.5 billion. In addition, an accordion feature allows for commitments of up to $2.75 billion. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have been reduced under the Revolving Loan. The Revolving Loan is available to be used for working capital and other general corporate purposes.

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

As of September 30, 2014, the PBFX Revolving Credit Facility had $140.1 in outstanding borrowings and the PBFX Term Loan had $264.9 million outstanding.

Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.

The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65.0%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
At September 30, 2014, there was $35.9 million outstanding under the Rail Facility.

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

Working Capital
Working capital for PBF Energy at September 30, 2014 was $1,181.1 million, consisting of $3,005.6 million in total current assets and $1,824.5 million in total current liabilities. Working capital at December 31, 2013 was $556.0 million, consisting of $2,200.5 million in total current assets and $1,644.5 million in total current liabilities.

Liquidity
As of September 30, 2014, PBF Energy's total liquidity was approximately $1,138.5 million, compared to total liquidity of approximately $615.9 million as of December 31, 2013. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan. As of September 30, 2014, PBFX had approximately $134.9 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.

In addition, PBF Energy has borrowing capacity of $214.1 million under the Rail Facility to fund the acquisition of Eligible Railcars.

Capital Spending
Net capital spending was $256.4 million for the nine months ended September 30, 2014, which primarily included turnaround costs, safety related enhancements and facility improvements at the refinery and the expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $325.0 million in net capital expenditures during 2014 for facility improvements and refinery maintenance and turnarounds. Included in our projected capital expenditures are costs related to the expected approximately 40-day plant-wide turnaround at our Toledo refinery expected to be completed in the fourth quarter of 2014.

Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Class A common stock (the "Repurchase Program"). The Repurchase Program expires on September 30, 2016. As of September 30, 2014, the Company has purchased approximately 1.35 million shares of the Company's Class A common stock under the Repurchase Program for $32.6 million through open market transactions. On October 29, 2014, the Company's Board of Directors approved an additional $100 million increase to the existing Repurchase Program. After giving effect to shares already purchased under the program as of the date of this report, the Company has approximately $200.0 million of available repurchasing authorization under the program going forward.

These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2014, other than outstanding letters of credit in the amount of approximately $761.5 million.

On March 28, 2014, we sold 264 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreement has six-year terms for the railcars. We received a cash payment for the railcars of approximately $37.8 million and expect to make payments totaling $22.1 million over the term of the lease for these railcars.

On September 26, 2014, we sold an additional 253 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreements for the railcars have varying terms from five to six years. We received a cash payment for the railcars of approximately $36.6 million and expect to make payments totaling $21.3 million over the term of the lease for these railcars.

During the nine months ended September 30, 2014, we entered into additional railcar leases with terms of up to 10 years. We expect to make lease payments of $84.7 million over the remaining term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of September 30, 2014, we have recognized a liability for the tax receivable agreement of $690.3 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $12.5 million to $57.6 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $24.00 per share (the closing price on September 30, 2014) and that LIBOR were to be 1.85%, we estimate as of September 30, 2014 that the aggregate amount of these accelerated payments would have been approximately $652.3 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.

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

Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2014, PBF Holding paid $283.7 million in distributions to PBF LLC. PBF LLC used $87.2 million of this amount in total to make three separate non-tax quarterly distributions of $0.30 per unit to its members, of which $63.6 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $63.6 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2014, May 29, 2014 and August 27, 2014. PBF LLC used the remaining net $196.5 million from PBF Holding's distribution to make tax distributions to its members, including PBF Energy, during the nine months ended September 30, 2014.

On October 29, 2014, our Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 25, 2014 to Class A common stockholders of record at the close of business on November 10, 2014. PBF Holding intends to make a distribution to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

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

As of September 30, 2014, PBF Energy had $1,021.4 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $360.3 million, under our Revolving Loan to fund its operations, if necessary. Accordingly, as of September 30, 2014, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, for each calendar quarter commencing with the quarterly period ending June 30, 2014, which aggregates to $9.8 million per quarter and $39.2 million per year based on the number of common and subordinated units outstanding as of September 30, 2014. The amount of the distribution was adjusted for the period May 14, 2014 through June 30, 2014 based on the number of days in the period divided by 90. PBFX does not have a legal or contractual obligation to pay these distributions.

With respect to distributions paid during the nine months ended September 30, 2014, PBFX paid a distribution of $0.16 per unit on outstanding common and subordinated units on August 29, 2014 for a total distribution of $5.1 million of which $2.6 million was distributed to PBF LLC and the balance was distributed to its public unit holders.

On October 27, 2014, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.30 per unit on outstanding common and subordinated units. The distribution is payable on November 28, 2014 to PBFX common and subordinated unit holders of record at the close of business on November 14, 2014.

As of September 30, 2014, PBFX had $134.9 million of unused borrowing availability under the PBFX Revolving Credit Facility and cash and cash equivalents of $12.1 million to fund its operations, if necessary. Accordingly, as of September 30, 2014, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 3.4% of the outstanding voting interests of PBF Energy and had nominated former directors on PBF Energy's Board of Directors. Accordingly, Blackstone may have been deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also have been deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

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

Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and inventory intermediation agreements as well as through the use of various commodity derivative instruments.
Certain of our agreements reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreements with Statoil allowed us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery, which terminated on July 31, 2014, allowed us to price and pay for our crude oil as it is processed at that refinery. In addition, the product offtake agreements with MSCG for our Delaware City and Paulsboro refineries that were terminated effective July 1, 2013, allowed us to sell our light finished products, certain intermediates and lube base oils as they were produced. Subsequent to termination of the MSCG product offtake agreements, we independently purchase our crude oil for Toledo and sell and market our refined products to customers on the spot market or through term agreements.
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of the agreements. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At September 30, 2014 and December 31, 2013, we had gross open commodity derivative contracts representing 64.9 million barrels and 43.2 million barrels, respectively, with an unrealized net gain (loss) of $50.3 million and $(19.4) million, respectively. The open commodity derivative contracts as of September 30, 2014 expire at various times during 2014 and 2015.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 18.0 million barrels and 13.9 million barrels at September 30, 2014 and December 31, 2013, respectively. The average cost of our hydrocarbon inventories was approximately $97.54 and $101.65 per barrel on a LIFO basis at September 30, 2014 and December 31, 2013, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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

Interest Rate Risk
During 2013, we amended the terms of our Revolving Loan to increase the size of our asset-based revolving credit facility from $1.575 billion to $1.610 billion. On August 15, 2014, we amended and restated the terms of our Revolving Loan to further increase the maximum availability of our facility from $1.610 billion to $2.500 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by $25.0 million annually.

During 2014, we entered into the PBFX Revolving Credit Facility and the PBFX Term Loan which bear interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.9 million change in our interest expense, assuming we were to borrow all $275.0 million under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $300.0 million.

In addition, we entered into the Rail Facility in 2014 which bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.5 million change in our interest expense, assuming the $250.0 million available under the Rail Facility were fully drawn.

We also have interest rate exposure in connection with our Statoil crude oil agreement and J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in PBF Energy's internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs are filed in the second appeal. A hearing on the second appeal before the Environmental Appeals Board (the “EAB”), case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted in the third quarter. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013:
Risks Related to Our Ownership of PBFX
We depend upon PBFX for a substantial portion of our refineries’ logistics needs and have obligations for minimum volume commitments in our commercial agreements with PBFX.
We depend on PBFX to receive, handle and transfer crude oil for us from sources located throughout the United States and Canada in support of our three refineries under long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term of approximately seven years and include minimum quarterly volume commitments and inflation escalators. If we fail to meet the minimum volume commitment during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling and transferring crude oil, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil could be adversely impacted, which could adversely affect our business, financial condition and results of operations.
In addition, PBF LLC owns 663,589 common units and 15,886,553 subordinated units representing an aggregate 51.1% limited partner interest in PBFX, as well as all of the incentive distribution rights and a non-

economic general partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
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
Increases in interest rates could adversely impact the price of PBFX's units, PBFX’s ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.
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
As a result of owning and operating PBFX, we will incur significant legal, accounting and other expenses, in addition to those we already separately incur as a publicly traded company. We expect to have increased legal and financial compliance costs as a result of PBFX’s compliance with SEC and NYSE requirements. For example, PBFX is required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with PBFX’s public reporting requirements, and PBF GP will maintain director and officer liability insurance under a separate policy from our corporate director and officer insurance. We have estimated $4.1 million of annual incremental costs associated with PBFX being a publicly traded partnership. However, it is possible that the actual incremental costs of being a publicly traded partnership will be higher than currently estimated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the third quarter of 2014, a total of 53,430 PBF LLC Series A Units were exchanged for 53,430 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or executive officers.
Share Repurchase Program
The following table summarizes the Company's Class A common stock share repurchase activity during the three months ended September 30, 2014:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (4)
July 1-31, 2014	—	$—	—	$—
August 1-31, 2014	—	$—	—	$—
September 1-30, 2014	1,354,943	$24.03	1,354,943	$167,407
Total	1,354,943	$24.03	1,354,943	$167,407
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.
(3) On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's Class A common stock (as amended from time to time, the "Repurchase Program"). The Repurchase Program expires on September 30, 2016. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
(4) On October 29, 2014, the Company's Board of Directors approved an additional $100 million increase to the existing Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1**‡	Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan

10.2**
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC

10.3	Contribution Agreement, dated as of September 16, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.4
Amended and Restated Omnibus Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.5
Amended and Restated Operation and Management Services and Secondment Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))A

10.6
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

31.1**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Furnished, not filed.
**	Filed herewith.
‡	Indicates management compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	November 6, 2014	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1**‡	Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan

10.2**
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC

10.3	Contribution Agreement, dated as of September 16, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.4
Amended and Restated Omnibus Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.5
Amended and Restated Operation and Management Services and Secondment Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))A

10.6
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

31.1**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Furnished, not filed.
**	Filed herewith.
‡	Indicates management compensatory plan or arrangement.