Form 10-Q
period 2015-03-31
PBF Energy Inc.
filed 2015-05-07
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of May 6, 2015, PBF Energy Inc. had outstanding 86,037,931 shares of Class A common stock and 28 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 94.3% of the outstanding economic interests in, PBF LLC as of March 31, 2015. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. PBF LLC also holds a 52.1% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX"), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under "Item 1A. Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Energy Inc., which we refer to as our 2014 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
• supply, demand, prices and other market conditions for our products, including volatility in commodity prices;
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
•potential tax consequences related to our investment in PBFX; and
•receipt of regulatory approvals and compliance with contractual obligations required in connection with PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$449,480	$397,873
Accounts receivable	441,185	551,269
Inventories	1,129,207	1,102,261
Deferred tax asset	226,191	222,368
Prepaid expense and other current assets	49,068	72,900
Total current assets	2,295,131	2,346,671

Property, plant and equipment, net	1,931,811	1,936,839
Deferred tax assets	358,192	345,179
Marketable securities	234,939	234,930
Deferred charges and other assets, net	330,539	332,669
Total assets	$5,150,612	$5,196,288

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$313,155	$335,268
Accrued expenses	999,831	1,130,792
Payable to related parties pursuant to tax receivable agreement	65,367	75,535
Deferred revenue	6,086	1,227
Total current liabilities	1,384,439	1,542,822

Delaware Economic Development Authority loan	8,000	8,000
Long-term debt	1,251,233	1,252,349
Payable to related parties pursuant to tax receivable agreement	672,007	637,192
Other long-term liabilities	67,217	62,609
Total liabilities	3,382,896	3,502,972

Commitments and contingencies (Note 9)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 85,989,363 shares outstanding at March 31, 2015, 81,981,119 shares outstanding at December 31, 2014	92	88
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 28 shares outstanding at March 31, 2015, 39 shares outstanding at December 31, 2014	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at March 31, 2015 and December 31, 2014	—	—
Treasury stock, at cost	(143,138)	(142,731)
Additional paid in capital	1,552,621	1,508,425
Retained earnings/(Accumulated deficit)	(61,683)	(123,271)
Accumulated other comprehensive loss	(24,850)	(24,298)
Total PBF Energy Inc. equity	1,323,042	1,218,213
Noncontrolling interest	444,674	475,103
Total equity	1,767,716	1,693,316
Total liabilities and equity	$5,150,612	$5,196,288

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$2,995,136	$4,746,443

Cost and expenses:
Cost of sales, excluding depreciation	2,502,215	4,147,684
Operating expenses, excluding depreciation	237,118	268,899
General and administrative expenses	36,046	36,624
Gain on sale of assets	(359)	(186)
Depreciation and amortization expense	47,706	33,215
	2,822,726	4,486,236

Income from operations	172,410	260,207

Other income (expenses):
Change in fair value of catalyst leases	2,039	(2,001)
Interest expense, net	(22,192)	(25,255)
Income before income taxes	152,257	232,951
Income tax expense	49,138	49,679
Net income	103,119	183,272
Less: net income attributable to noncontrolling interests	15,798	105,828
Net income attributable to PBF Energy Inc.	$87,321	$77,444

Weighted-average shares of Class A common stock outstanding
Basic	84,278,071	54,167,861
Diluted	91,669,101	54,691,627
Net income available to Class A common stock per share:
Basic	$1.04	$1.43
Diluted	$1.00	$1.42

Dividends per common share	$0.30	$0.30

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$103,119	$183,272
Other comprehensive income:
Unrealized gain on available for sale securities	71	29
Net gain on pension and other postretirement benefits	400	217
Total other comprehensive income	471	246
Comprehensive income	103,590	183,518
Less: comprehensive income attributable to noncontrolling interests	15,824	105,897
Comprehensive income attributable to PBF Energy Inc.	$87,766	$77,621

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$103,119	$183,272
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	49,892	34,848
Stock-based compensation	2,955	1,420
Change in fair value of catalyst lease obligations	(2,039)	2,001
Deferred income taxes	23,168	32,960
Non-cash change in inventory repurchase obligations	66,509	(17,463)
Pension and other post retirement benefit costs	6,448	4,805
Gain on disposition of property, plant and equipment	(359)	(186)
Change in non-cash lower of cost or market adjustment	(21,208)	—

Changes in current assets and current liabilities:
Accounts receivable	110,084	67,006
Inventories	(1,007)	(99,974)
Prepaid expenses and other current assets	19,940	15,718
Accounts payable	(22,113)	(155,474)
Accrued expenses	(195,613)	196,698
Deferred revenue	4,859	(1,393)
Payable to related parties pursuant to tax receivable agreement	(10,168)	—
Other assets and liabilities	(1,962)	(3,667)
Net cash provided by operations	132,505	260,571

Cash flow from investing activities:
Expenditures for property, plant and equipment	(102,395)	(60,127)
Expenditures for deferred turnaround costs	(18,376)	(23,128)
Expenditures for other assets	(4,958)	(7,157)
Purchase of marketable securities	(689,693)	—
Maturities of marketable securities	689,697	—
Proceeds from sale of assets	77,618	37,759
Net cash used in investing activities	$(48,107)	$(52,653)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$(1,610)	$(13,260)
Distributions to PBFX unit holders	(5,309)	—
Dividend payments	(25,733)	(16,401)
Proceeds from Rail Facility revolver borrowings	23,425	—
Repayments of Rail Facility revolver borrowings	(22,774)	—
Proceeds from revolver borrowings	—	265,000
Repayments of revolver borrowings	—	(280,000)
Purchases of treasury stock	(407)	—
Deferred financing costs and other	(383)	(3,092)
Net cash used in financing activities	(32,791)	(47,753)

Net increase in cash and cash equivalents	51,607	160,165
Cash and equivalents, beginning of period	397,873	76,970
Cash and equivalents, end of period	$449,480	$237,135

Supplemental cash flow disclosures
Non-cash activities:
Accrued construction in progress and unpaid fixed assets	$26,708	$8,277

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation in 2011 and completed an initial public offering in December 2012. PBF Energy is the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), Delaware Pipeline Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. PBF LLC also holds a 52.1% limited partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX"), a publicly traded master limited partnership (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
On February 6, 2015, the Company completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of PBF Energy Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy and others, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. Subsequent to the February 2015 secondary offering, as of March 31, 2015, the Company owns 85,989,363 PBF LLC Series C Units and the Company's executive officers and directors and certain employees and others beneficially own 5,170,687 PBF LLC Series A Units. The holders of the Company's issued and outstanding shares of Class A common stock have 94.3% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.7% of the voting power in the Company.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX's operations are aggregated into the Logistics segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Energy. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. As of March 31, 2015, PBF LLC holds a 52.1% limited partner interest in PBFX (consisting of 1,284,524 common units and 15,886,553 subordinated units) and all of PBFX's incentive distribution rights, with the remaining 47.9% limited partner interest held by public common unit holders. PBF LLC also owns indirectly a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
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
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries. On September 30, 2014, PBF LLC contributed to PBFX all of the equity interests of Delaware City Terminaling Company II LLC, which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), for total consideration of $150,000. On December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC, whose assets consist of a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), for total consideration of $150,000.

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

3. NONCONTROLLING INTEREST OF PBF ENERGY AND PBFX
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2014, PBF Energy’s equity interest in PBF LLC represented approximately 89.9% of the outstanding interests. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged a total of 3,804,653 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy. As of March 31, 2015, PBF Energy held approximately 94.3% of the economic interests in PBF LLC.
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
The noncontrolling interest ownership percentage of PBF LLC as of March 31, 2015, the completion date of the February 2015 secondary offering, and December 31, 2014 is calculated as follows:

	Held by members of PBF LLC other than PBF Energy	Held by PBF Energy	Total *
December 31, 2014	9,170,696	81,981,119	91,151,815
	10.1%	89.9%	100.0%
February 6, 2015	5,366,043	85,768,077	91,134,120
	5.9%	94.1%	100.0%
March 31, 2015	5,170,687	85,989,363	91,160,050
	5.7%	94.3%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 52.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 47.9% limited partner interest owned by public common unit holders as of March 31, 2015. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentage of PBFX as of March 31, 2015 and December 31, 2014, is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2014	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
March 31, 2015	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2015 and 2014:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	87,766	7,814	8,010	103,590
Dividends and distributions	(25,733)	(1,610)	(5,309)	(32,652)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	1,297	—	—	1,297
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Stock-based compensation	1,930	95	930	2,955
Exercise of PBF LLC options and warrants, net	—	(383)	—	(383)
Purchase of treasury stock	(407)	—	—	(407)
Balance at March 31, 2015	$1,323,042	$104,674	$340,000	$1,767,716

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2014	$654,130	$1,061,126	$—	$1,715,256
Comprehensive income	77,621	105,897	—	183,518
Dividends and distributions	(16,401)	(13,260)	—	(29,661)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(60,526)	—	—	(60,526)
Record allocation of noncontrolling interest upon completion of secondary offerings	596,758	(596,758)	—	—
Stock-based compensation	1,198	222	—	1,420
Exercise of PBF LLC options and warrants, net	—	116	—	116
Balance at March 31, 2014	$1,252,780	$557,343	$—	$1,810,123

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

4. INVENTORIES
Inventories consisted of the following:

March 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$870,989	$86,632	$957,621
Refined products and blendstocks	436,549	365,748	802,297
Warehouse stock and other	38,191	—	38,191
	$1,345,729	$452,380	$1,798,109
Lower of cost or market reserve	(544,242)	(124,660)	(668,902)
	$801,487	$327,720	$1,129,207

December 31, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market reserve	(609,774)	(80,336)	(690,110)
Inventories	$866,016	$236,245	$1,102,261

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
Due to the lower crude oil and refined product pricing environment at the end of 2014 and the first quarter of 2015, the Company recorded an inventory lower of cost or market reserve of $668,902 and $690,110, as of March 31, 2015 and December 31, 2014, respectively. The net effect of the $21,208 change in the lower of cost or market reserve between December 31, 2014 and March 31, 2015 increased operating income by $21,208 and net income by $12,682 for the three months ended March 31, 2015. Lower of cost or market adjustments are recorded to cost of sales.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	March 31, 2015	December 31, 2014
Deferred turnaround costs, net	$204,370	$204,987
Catalyst	77,693	77,322
Deferred financing costs, net	30,368	32,280
Linefill	10,230	10,230
Restricted cash	1,521	1,521
Intangible assets, net	289	357
Other	6,068	5,972
	$330,539	$332,669

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Inventory-related accruals	$480,197	$588,297
Inventory supply and intermediation arrangements	264,922	253,549
Accrued transportation costs	79,743	59,959
Excise and sales tax payable	37,972	40,444
Customer deposits	25,920	24,659
Accrued salaries and benefits	21,070	56,117
Accrued utilities	20,190	22,337
Accrued construction in progress	19,043	31,452
Renewable energy credit obligations	17,745	286
Accrued interest	7,797	23,014
Other	25,232	30,678
	$999,831	$1,130,792

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability included in Inventory supply and intermediation arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
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

7. MARKETABLE SECURITIES
The U.S Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the "PBFX Term Loan"). PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. The marketable securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets.
As of March 31, 2015 and December 31, 2014, the Company held $234,939 and $234,930, respectively, in marketable securities. The gross unrecognized holding gains and losses as of March 31, 2015 were not material. The Company did not record any net realized gains or losses from the sale of marketable securities for the three months ended March 31, 2015. The Company did not hold any marketable securities for the three months ended March 31, 2014.

8. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 89.9% prior to the February 2015 secondary offering and approximately 94.3% subsequent to the February 2015 secondary offering as of March 31, 2015). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income taxes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended March 31,
	2015	2014
Current tax expense	$25,970	$16,719
Deferred tax expense	23,168	32,960
Total tax expense	$49,138	$49,679

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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Provision at Federal statutory rate	$47,689	35.0%	$44,493	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	7,098	5.2%	6,623	5.2%
Non deductible/nontaxable items	526	0.4%	178	0.1%
Adjustment for manufacturer's benefit	(1,206)	(0.9)%	—	—%
Rate differential from foreign jurisdictions	(5,629)	(4.1)%	—	—%
Other	660	0.5%	(1,615)	(1.3)%
Total	$49,138	36.1%	$49,679	39.0%
The Company's effective income tax rate for the three months ended March 31, 2015 and 2014, including the impact of income attributable to noncontrolling interests of $15,798 and $105,828, respectively, was 32.3% and 21.3%, respectively.

PBF Energy has determined there are no material uncertain tax positions as of March 31, 2015. PBF Energy does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,493 recorded as of March 31, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of March 31, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) ("Sunoco") remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. Since July 1, 2012, some states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur.  Currently, 6 Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014 and in fact has not as of yet released the final standard for 2014 or proposed a new standard for 2015. Recent information indicates the EPA is evaluating re-proposing the 2014 requirements (likely different from the original proposal) and may at the same time propose 2015 requirements and would then work towards publishing final requirements for 2014 and 2015 later on. As a result of the EPA missing its deadlines for establishing these compliance standards, the obligated parties under the rule are in the unusual position of facing a change in possible compliance requirements after the completion of the compliance year (2014). When they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.
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
In addition, the EPA published a Final Rule to the Clean Water Act ("CWA") Section 316(b) in August 2014 regarding cooling water intake structures which includes requirements for petroleum refineries. The next phase will include requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to occur in the second and third quarters of 2015. If the Appellants in one or both

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

of these matters ultimately prevail, the outcome may have a material adverse effect on the Company's financial condition, results of operations and cash flows.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 94.3% interest in PBF LLC as of March 31, 2015 (89.9% as of December 31, 2014). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of March 31, 2015, the Company has recognized a liability for the tax receivable agreement of $737,374 ($712,727 as of December 31, 2014) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

10. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2015, PBF LLC made a non-tax quarterly distribution of $0.30 per unit to its members, of which $25,733 was distributed pro rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $25,733 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015.

With respect to distributions paid during the three months ended March 31, 2015, PBFX paid a distribution of $0.33 per unit on outstanding common and subordinated units on March 4, 2015 for a total cash distribution of $10,885 of which $5,576 was distributed to PBF LLC and the balance was distributed to its public unit holders.

11. TREASURY STOCK

On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the "Repurchase Program"). On October 29, 2014, the Company's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. As of March 31, 2015, the Company has purchased approximately 5.78 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $143,138.

The following table summarizes the Company's Class A common stock repurchase activity under the Repurchase Program:

	Number of shares purchased (1)	Cost of purchased shares
Shares purchased as of December 31, 2014	5,765,946	$142,731
Shares purchased during the three months ended March 31, 2015	17,695	407
Shares purchased as of March 31, 2015	5,783,641	$143,138

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

The Company has the ability to purchase an additional $156,862 in common stock under the approved Repurchase Program.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2015	2014
Components of net periodic benefit cost:
Service cost	$5,790	$4,291
Interest cost	709	570
Expected return on plan assets	(829)	(524)
Amortization of prior service costs	13	3
Amortization of actuarial loss	311	222
Net periodic benefit cost	$5,994	$4,562

	Three Months Ended March 31,
Post Retirement Medical Plan	2015	2014
Components of net periodic benefit cost:
Service cost	$244	$178
Interest cost	134	93
Amortization of prior service costs	76	(20)
Amortization of actuarial loss	—	(5)
Net periodic benefit cost	$454	$246

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2015 and December 31, 2014.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of March 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$177,275	$—	$—	$177,275	N/A	$177,275
Marketable securities	234,939	—	—	234,939	N/A	234,939
Non-qualified pension plan assets	5,589	—	—	5,589	N/A	5,589
Commodity contracts	216,312	84,010	9,678	310,000	(295,995)	14,005
Derivatives included with intermediation agreement obligations	—	31,148	—	31,148	—	31,148
Derivatives included with inventory supply arrangement obligations	—	1,430	—	1,430	—	1,430

Liabilities:
Commodity contracts	227,693	87,691	—	315,384	(295,995)	19,389
Catalyst lease obligations	—	34,521	—	34,521	—	34,521

	December 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Marketable securities	234,930	—	—	234,930	N/A	234,930
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

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

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,521	$(23,365)
Purchases	—	—
Settlements	(1,200)	(1,305)
Unrealized gain included in earnings	9,357	20,919
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$9,678	$(3,751)

There were no transfers between levels during the three months ended March 31, 2015 and 2014, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$668,792	$688,288	$668,520	$675,580
PBFX Term Loan (b)	234,900	234,900	234,900	234,900
Rail Facility (b)	37,920	37,920	37,270	37,270
PBFX Revolving Credit Facility (b)	275,100	275,100	275,100	275,100
Catalyst leases (c)	34,521	34,521	36,559	36,559
	1,251,233	1,270,729	1,252,349	1,259,409
Less - Current maturities	—	—	—	—
Long-term debt	$1,251,233	$1,270,729	$1,252,349	$1,259,409

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

14. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreement contains purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of March 31, 2015, there were 863,872 barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of March 31, 2015, there were 2,963,924 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2015, there were

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

103,955,000 barrels of crude oil and 7,659,000 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of March 31, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$1,430
Derivatives included with the intermediation agreement obligations	Accrued expenses	$31,148
December 31, 2014
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
March 31, 2015:
Commodity contracts	Accounts receivable	$14,005
Commodity contracts	Accrued expenses	$(19,389)
December 31, 2014
Commodity contracts	Accounts receivable	$31,155

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(2,821)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(63,686)
For the three months ended March 31, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,651
Derivatives included with the intermediation agreement obligations	Cost of sales	$14,812

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2015:
Commodity contracts	Cost of sales	$(41,128)
For the three months ended March 31, 2014:
Commodity contracts	Cost of sales	$72,397

Hedged items designated in fair value hedges:
For the three months ended March 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$2,821
Intermediate and refined product inventory	Cost of sales	$63,686
For the three months ended March 31, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,651)
Intermediate and refined product inventory	Cost of sales	$(14,812)

The Company had no ineffectiveness related to the Company's fair value hedges for the three months ended March 31, 2015 and 2014.

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

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

equipment located at the Delaware City refinery with an unloading capacity of approximately 130,000 bpd; (ii) a truck terminal that was comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery designed for total throughput capacity of up to approximately 22,500 bpd; (iii) a heavy crude rail unloading rack located at the Delaware City refinery with an unloading capacity of at least 40,000 bpd; and (iv) a tank farm with aggregate storage capacity of approximately 3.9 million barrels, including a propane storage and loading facility with throughput capacity of 11,000 bpd at the Toledo Refinery. PBFX provides various rail and truck terminaling services and storage services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets did not generate third party or intra-entity revenue and were not considered to be a separate reportable segment.

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

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2015 and March 31, 2014 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. In connection with the contribution by PBF LLC of the DCR West Rack and the Toledo Storage Facility, the accompanying segment information has been retrospectively adjusted to include the historical results of the DCR West Rack and Toledo Storage Facility for all periods presented prior to such contributions.

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

	Three Months Ended March 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,995,136	$30,565	$—	$(30,565)	$2,995,136
Depreciation and amortization expense	43,216	1,447	3,043	—	47,706
Income (loss) from operations	189,128	18,674	(35,392)	—	172,410
Interest expense, net	3,946	1,965	16,281	—	22,192
Capital expenditures	$124,527	$17	$1,185	$—	$125,729

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended March 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,746,443	$—	$—	$—	$4,746,443
Depreciation and amortization expense	29,059	676	3,480	—	33,215
Income (loss) from operations	305,500	(5,375)	(39,918)	—	260,207
Interest expense, net	7,468	—	17,787	—	25,255
Capital expenditures	$80,272	$9,384	$756	$—	$90,412

	Balance at March 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,116,594	$402,277	$645,691	$(13,950)	$5,150,612

	Balance at December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,329,996	$393,951	$483,971	$(11,630)	$5,196,288

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

	Three Months Ended March 31,
Basic Earnings Per Share:	2015	2014
Numerator for basic net income per Class A common share net income attributable to PBF Energy	$87,321	$77,444
Denominator for basic net income per Class A common share-weighted average shares	84,278,071	54,167,861
Basic net income attributable to PBF Energy per Class A common share	$1.04	$1.43

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy	$87,321	$77,444
Plus: Net income attributable to noncontrolling interest (1)	7,788	—
Less: Income tax on net income attributable to noncontrolling interest (1)	(3,131)	—
Numerator for diluted net income per Class A common share net income attributable to PBF Energy (1)	$91,978	$77,444

Denominator(1):
Denominator for basic net income per Class A common share-weighted average shares	84,278,071	54,167,861
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	6,866,867	—
Common stock equivalents (2)	524,163	523,766
Denominator for diluted net income per common share-adjusted weighted average shares	91,669,101	54,691,627
Diluted net income attributable to PBF Energy per Class A common share	$1.00	$1.42

(1)
The diluted earnings per share calculation for the three months ended March 31, 2015 assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 40.2% statutory tax rate) attributable to the converted units. During the three months ended March 31, 2014, the potential conversion of 42,707,005 PBF LLC Series A Units into PBF Energy Class A common stock was excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the potential conversion of the PBF LLC Series A Units was not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 2,869,500 and 1,943,125 shares of PBF Energy Class A common stock because they are anti-dilutive for the three months ended March 31, 2015 and 2014, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. SUBSEQUENT EVENTS
Dividend Declared
On April 30, 2015, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 27, 2015 to Class A common stockholders of record at the close of business on May 11, 2015.

PBFX Distributions
On April 30, 2015, the Board of Directors of PBF GP declared a distribution of $0.35 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on May 29, 2015 to PBFX unit holders of record at the close of business on May 15, 2015.

PBF Rail Facility Amendment
On April 29, 2015, PBF Rail Logistics LLC ("PBF Rail"), an indirect wholly-owned subsidiary of PBF Holding, entered into the First Amendment to Loan Agreement (as amended the “Rail Facility”) among Credit Agricole Corporate + Investment Bank as Administrative Agent, Deutsche Bank Trust Company Americas as Collateral Agent, DVB Bank SE as Syndication Agent, ING Bank, a branch of ING-DiBa AG as Documentation Agent and certain other Continuing Lenders, as defined in the agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars. The amendments to the Rail Facility include the extension of the maturity to April 29, 2017, the reduction of the total commitment from $250,000 to $150,000, and the reduction of the commitment fee on the unused portion of the Rail Facility.
Drop-Down
On May 5, 2015, PBFX announced the pending acquisition of the Delaware City Products Pipeline and Truck Rack from PBF Energy and certain of its consolidated subsidiaries, for consideration payable to PBF LLC from PBFX of $143,000, consisting of $112,500 of cash and $30,500 of PBFX common units, or 1,288,420 common units. The Delaware City Products Pipeline and Truck Rack are located at PBF Energy's Delaware City refinery and supply refined petroleum products into the Northeast market. The pipeline has a capacity in excess of 125,000 bpd and connects the Delaware City refinery to critical distribution facilities in Pennsylvania and New York State. The Truck Rack is a 15-lane loading rack with a capacity of 76,000 bpd. The acquisition of the Delaware City Products Pipeline and Truck Rack will be supported by ten-year term agreements with subsidiaries of PBF Energy containing minimum volume throughput commitments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Since our acquisition of the Delaware City refinery, we expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities. Currently, crude delivered by rail to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014 we completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility, which has increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facilities, including the facilities now owned by PBFX, allows our East Coast refineries to source West Texas Intermediate ("WTI") price-based crude oils from Western Canada and the Mid-Continent, which we believe at times may provide cost advantages versus traditional Brent based international crudes.

As of March 31, 2015, we owned 85,989,363 PBF LLC Series C Units and our executive officers and directors and certain employees and others held 5,170,687 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 94.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 5.7% of the voting power in us.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.

Initial Public Offering of PBFX
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, at a price to the public of $23.00 per unit. On September 30, 2014, PBF LLC completed a transaction to contribute to PBFX the Delaware City heavy crude unloading rack ("DCR West Rack") for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units (the "DCR West Rack Acquisition"). On December 11, 2014, PBF LLC completed a transaction to contribute to PBFX the tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility") for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 620,935 common units (the "Toledo Storage Facility Acquisition").

As of March 31, 2015, PBF LLC holds a 52.1% limited partner interest in PBFX (consisting of 1,284,524 common units and 15,886,553 subordinated units), with the remaining 47.9% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. PBFX’s assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), the DCR West Rack and the Toledo Storage Facility. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil and refined products. These transactions are eliminated by PBF Energy in consolidation.

Secondary Offerings
On February 6, 2015, we completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of our Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy and others, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering.

Subsequent to the February 2015 secondary offering, as of March 31, 2015, we own 85,989,363 PBF LLC Series C Units and the Company's executive officers and directors and certain employees and others beneficially own 5,170,687 PBF LLC Series A Units. The holders of the Company's issued and outstanding shares of Class A common stock have 94.3% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.7% of the voting power in us. In addition, in January and March of 2014, the Company also completed two separate secondary offerings for a total of 30,000,000 shares of Class A common stock. All such shares were sold by funds affiliated with Blackstone and First Reserve.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
PBFX Debt and Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into a five-year, $275.0 million revolving credit facility (the "PBFX Revolving Credit Facility") and a three-year, $300.0 million term loan (the "PBFX Term Loan"). The PBFX Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC. PBFX also has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $275.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the PBFX Term Loan.
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

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering, DCR West Rack Acquisition and Toledo Tank Farm Acquisition, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segment as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial relative to our consolidated operating results.

	Three Months Ended March 31,
	2015	2014
Revenue	$2,995,136	$4,746,443
Cost of sales, excluding depreciation	2,502,215	4,147,684
	492,921	598,759
Operating expenses, excluding depreciation	237,118	268,899
General and administrative expenses	36,046	36,624
Gain on sale of assets	(359)	(186)
Depreciation and amortization expense	47,706	33,215
Income from operations	172,410	260,207
Change in fair value of catalyst leases	2,039	(2,001)
Interest expense, net	(22,192)	(25,255)
Income before income taxes	152,257	232,951
Income tax expense	49,138	49,679
Net income	103,119	183,272
Less: net income attributable to noncontrolling interests	15,798	105,828
Net income attributable to PBF Energy Inc.	$87,321	77,444

Gross margin	$216,328	$300,125

Gross refining margin (1)	$466,096	$598,759

Net income available to Class A common stock per share:
Basic	$1.04	$1.43
Diluted	$1.00	$1.42

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2015	2014
Key Operating Information
Production (bpd in thousands)	465.4	428.6
Crude oil and feedstocks throughput (bpd in thousands)	467.8	430.9
Total crude oil and feedstocks throughput (millions of barrels)	42.1	38.8
Gross refining margin, excluding special items, per barrel of throughput (1)	$10.57	$15.44
Refinery operating expenses, excluding depreciation, per barrel of throughput	$5.54	$6.93

Crude and feedstocks (% of total throughput) (2):
Heavy crude	15%	13%
Medium crude	46%	45%
Light crude	27%	34%
Other feedstocks and blends	12%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	49%	49%
Distillates and distillate blendstocks	34%	37%
Lubes	1%	2%
Chemicals	3%	3%
Other	13%	9%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$54.29	$108.21
West Texas Intermediate (WTI) crude oil	$48.49	$98.69
Crack Spreads
Dated Brent (NYH) 2-1-1	$15.76	$11.41
WTI (Chicago) 4-3-1	$15.45	$16.79
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.80	$9.52
Dated Brent less Maya (heavy, sour)	$10.14	$18.93
Dated Brent less WTS (sour)	$6.79	$15.10
Dated Brent less ASCI (sour)	$5.58	$7.77
WTI less WCS (heavy, sour)	$11.80	$21.63
WTI less Bakken (light, sweet)	$5.13	$3.79
WTI less Syncrude (light, sweet)	$(0.68)	$0.99
Natural gas (dollars per MMBTU)	$2.81	$4.72
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Overview— Net income for PBF Energy was $103.1 million for the three months ended March 31, 2015 compared to net income of $183.3 million for the three months ended March 31, 2014. Net income attributable to PBF Energy was $87.3 million, or $1.00 per diluted share, for the three months ended March 31, 2015 ($1.00 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $0.87 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $77.4 million, or $1.42 per diluted share, for the three months ended March 31, 2014 ($1.44 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 92.4% and 55.6% for the three months ended March 31, 2015 and 2014, respectively.
Our results for the three months ended March 31, 2015 were positively impacted by a non-cash special item consisting of a non-cash pre-tax inventory lower of cost or market ("LCM") adjustment of approximately $21.2 million on a net basis, which includes the reversal of the LCM charge recorded in the fourth quarter of 2014. The LCM adjustment is a result of the changing crude oil and refined product prices from the year ended 2014 to the end of the first quarter of 2015. During this period market prices have remained below our historical costs. Excluding the impact of the net change in LCM reserve of $21.2 million, our results were negatively impacted by unfavorable movements in certain crude oil differentials and lower crack spreads in the Mid-Continent, partially offset by higher crack spreads on the East Coast.
Revenues— Revenues totaled $3.0 billion for the three months ended March 31, 2015 compared to $4.7 billion for the three months ended March 31, 2014, a decrease of approximately $1.8 billion, or 36.9%. For the three months ended March 31, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,700 bpd and 142,100 bpd, respectively. For the three months ended March 31, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 292,700 bpd and 138,200 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned down time at our Paulsboro refinery in January 2014 and a planned turnaround in March 2014. For the three months ended March 31, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 362,700 bpd and 157,900 bpd, respectively. For the three months ended March 31, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 310,100 bpd and 148,400 bpd, respectively.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $466.1 million, or $11.07 per barrel of throughput ($444.9 million or $10.57 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2015 compared to $598.8 million, or $15.44 per barrel of throughput during the three months ended March 31, 2014, a decrease of $132.7 million. Gross margin, including refinery operating expenses and depreciation, totaled $216.3 million, or $5.14 per barrel of throughput, for the three months ended March 31, 2015 compared to $300.1 million, or $7.74 per barrel of throughput, for the three months ended March 31, 2014, a decrease of $83.8 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials and lower crack spreads in the Mid-Continent, partially offset by improved crack spreads on the East Coast. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $21.2 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2014 to the end of the first quarter of 2015, which remained below our historical costs.

Average industry refining margins in the Mid-Continent were weaker during the three months ended March 31, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $15.45 per barrel or 8.0% lower in the three months ended March 31, 2015 as compared to $16.79 per barrel in the same period in 2014. Our margins were further negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $0.68 per barrel in the first quarter of 2015 as compared to a discount of $0.99 per barrel in the first quarter of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $15.76 per barrel, or 38.1% higher in the three months ended March 31, 2015 as compared to $11.41 per barrel in the same period in 2014. While the WTI/Dated Brent differential was $3.72 lower in the three months ended March 31, 2015 as compared to the same period in 2014 and Dated Brent/Maya differential was $8.79 lower in the three months ended March 31, 2015 as compared to the same period in 2014, the WTI/Bakken differential was approximately $1.34 per barrel more favorable in the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, and we increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada by over 23,000 bpd or almost 23.1% versus the first quarter of 2014, which had the overall effect of increasing the cost of crude oil processed at our East Coast refineries and decreasing our gross refining margin and gross margin.

Operating Expenses— Operating expenses totaled $237.1 million for the three months ended March 31, 2015 compared to $268.9 million for the three months ended March 31, 2014, a decrease of $31.8 million, or 11.8%. For the three months ended March 31, 2015, $233.4 million, or $5.54 per barrel of throughput, of total operating expenses related to expenses incurred by the Refining segment, compared to $268.9 million, or $6.93 per barrel of throughput, of operating expenses for the three months ended March 31, 2014. The decrease in Refining segment operating expenses is mainly attributable to a decrease of $37.9 million in maintenance, energy and utility expenses related primarily to lower natural gas and electricity prices and reduced fixed overhead costs of $2.7 million, partially offset by chemicals and catalyst related expenses of $2.9 million and an increase of $2.2 million related to outside engineering services. Operating expenses related to the Logistics segment were $3.7 million during the three months ended March 31, 2015. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expense related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.

General and Administrative Expenses— General and administrative expenses totaled $36.0 million for the three months ended March 31, 2015 compared to $36.6 million for the three months ended March 31, 2014, a decrease of $0.6 million or 1.6%. The decrease in general and administrative expenses primarily relates to lower employee compensation expense of $3.5 million, partially offset by $2.4 million in higher outside services and other overhead costs and an increase in equity-based compensation expense of $0.6 million. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the three months ended March 31, 2015 was $0.4 million as compared to $0.2 million for the three months ended March 31, 2014 related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $47.7 million for the three months ended March 31, 2015 compared to $33.2 million for the three months ended March 31, 2014, an increase of $14.5 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $2.0 million for the three months ended March 31, 2015 compared to a loss of $2.0 million for the three months ended March 31, 2014. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $22.2 million for the three months ended March 31, 2015 compared to $25.3 million for the three months ended March 31, 2014, a decrease of $3.1 million. This decrease is mainly attributable to the termination of our crude and feedstock supply agreement with Morgan Stanley Capital Group Inc. ("MSCG"), effective July 31, 2014, partially offset by higher interest costs associated with the issuance of the PBFX Revolving Credit Facility and the PBFX Term Loan in connection with the PBFX Offering and the related amortization of deferred financing fees as well as higher letter of credit fees. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 92.4% and 55.6%, on a weighted-average basis for the three months ended March 31, 2015 and 2014, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended March 31, 2015 and 2014 was 36.1% and 39.0%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended March 31, 2015 and 2014 was approximately 7.6% and 44.4%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted net income excluding special items, income from continuing operations excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using last-in, first-out (LIFO) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures excluding the impact of special items provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

Adjusted Fully-Converted Net Income (Loss)
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflects an assumed exchange of all PBF LLC Series A Units for shares of Class A common stock of PBF Energy. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results. The differences between Adjusted Fully-Converted and U.S. GAAP results are as follows:

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

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net income attributable to PBF Energy Inc.	$87,321	$77,444
Add: Net income attributable to the noncontrolling interest (1)	7,788	105,828
Less: Income tax expense (2)	(3,131)	(42,543)
Adjusted fully-converted net income	$91,978	$140,729
Special Items:
Less: Non-cash LCM inventory adjustment (5)	(21,208)	—
Add: Recomputed income taxes on special item (5)	8,526	—
Adjusted fully-converted net income after special items	$79,296	$140,729

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	91,669,101	54,691,627
Conversion of PBF LLC Series A Units (4)	—	42,707,005
Adjusted fully-converted shares outstanding-diluted	91,669,101	97,398,632

Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$1.00	$1.44
Adjusted fully-converted net income excluding special items (per fully exchanged, fully diluted shares outstanding)	$0.87	$1.44
——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 40.2% for the 2015 periods and 40.2% for the 2014 periods to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three months ended March 31, 2015 and March 31, 2014. Common stock equivalents excludes the effects of options to purchase 2,869,500 and 1,943,125 shares of PBF Energy Class A common stock because they are anti-dilutive for the three months ended March 31, 2015 and March 31, 2014, respectively.

(4)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above if not included in the diluted weighted-average shares outstanding calculated in (3) above.

(5)
During the first quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods. Income taxes related to the net LCM adjustment were recalculated using the Company's statutory corporate tax rate of approximately 40.2% for the periods presented.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding refinery depreciation, refinery operating expenses, and gross margin of PBFX. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended March 31,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$216,328	$5.14	$300,125	$7.74
Less: Affiliate Revenues of PBFX	(30,565)	(0.73)	—	—
Add: Affiliate Cost of sales of PBFX	3,740	0.09	—	—
Add: Refinery operating expenses	233,377	5.54	268,899	6.93
Add: Refinery depreciation expense	43,216	1.03	29,735	0.77
Gross refining margin	$466,096	$11.07	$598,759	$15.44
Special Items:
Less: Non-Cash LCM inventory adjustment (1)	(21,208)	(0.50)	—	—
Gross refining margin excluding special items	$444,888	$10.57	$598,759	$15.44
——————————
(1) During the first quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,

	2015	2014

Reconciliation of net income to EBITDA:
Net income	$103,119	$183,272
Add: Depreciation and amortization expense	47,706	33,215
Add: Interest expense, net	22,192	25,255
Add: Income tax expense	49,138	49,679
EBITDA	$222,155	$291,421
Special Items:
Less: Non-cash LCM inventory adjustment	(21,208)	—
EBITDA excluding special items	$200,947	$291,421

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$222,155	$291,421
Add: Stock based compensation	2,955	1,420
Add: Non-cash change in fair value of catalyst lease obligations	(2,039)	2,001
Less: Non-cash LCM inventory adjustment (1)	(21,208)	—
Adjusted EBITDA	$201,863	$294,842

(1) During the first quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $132.5 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $260.6 million for the three months ended March 31, 2014. Our operating cash flows for the three months ended March 31, 2015 included our net income of $103.1 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $66.5 million, depreciation and amortization of $49.9 million, change in deferred income taxes of $23.2 million, pension and other post retirement benefits costs of $6.4 million, and equity-based compensation of $3.0 million, partially offset by a net non-cash benefit of $21.2 million relating to a LCM inventory adjustment, change in the fair value of our catalyst lease of $2.0 million and gain on sale of assets of $0.4 million. In addition, net changes in working capital reflected uses of cash of $96.0 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2014 included our net income of $183.3 million, plus net non-cash charges relating to depreciation and amortization of $34.8 million, change in deferred income taxes of $33.0 million, pension and other post retirement benefits costs of $4.8 million, change in the fair value of our catalyst lease obligations of $2.0 million and stock-based compensation of $1.4 million, partially offset by the change in the fair value of our inventory repurchase obligations of $17.5 million, and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected sources of cash of $18.9 million driven by the timing of inventory purchases and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $48.1 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $52.7 million for the three months ended March 31, 2014. The net cash flows used in investing activities for the three months ended March 31, 2015 was comprised of capital expenditures totaling $102.4 million, expenditures for refinery turnarounds of $18.4 million and expenditures for other assets of $4.9 million, partially offset by $77.6 million in proceeds from the sale of railcars. Net cash used in investing activities for the three months ended March 31, 2014 consisted primarily of the capital expenditures totaling $60.1 million, expenditures for turnarounds of $23.1 million and expenditures for other assets of $7.2 million, partially offset by $37.8 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash used in financing activities was $32.8 million for the three months ended March 31, 2015 compared to net cash used in financing activities of $47.8 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net cash flows used in financing activities consisted primarily of distributions and dividends of $32.7 million, purchases of our Class A common stock of $0.4 million and $0.4 million for deferred financing and other costs, partially offset by net proceeds from the Rail Facility of $0.7 million. For the three months ended March 31, 2014, net cash used in financing activities consisted primarily of distributions and dividends of $29.7 million, $15.0 million of net repayments of revolver borrowings and $3.1 million for deferred financing and other costs.

Liquidity
As of March 31, 2015, PBF Energy's total liquidity was approximately $943.4 million, compared to total liquidity of approximately $1,140.0 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Second Amended and Restated Revolving Credit Agreement ("Revolving Loan"). As of March 31, 2015, and December 31, 2014, PBFX had approximately $49.9 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.

In addition, PBF Energy had borrowing capacity of $212.1 million and $212.7 million under the Rail Facility to fund the acquisition of Eligible Railcars as of March 31, 2015 and December 31, 2014, respectively.

Working Capital
Working capital for PBF Energy at March 31, 2015 was $910.7 million, consisting of $2,295.1 million in total current assets and $1,384.4 million in total current liabilities. Working capital at December 31, 2014 was $803.8 million, consisting of $2,346.7 million in total current assets and $1,542.8 million in total current liabilities.

Capital Spending

Net capital spending was $48.1 million for the three months ended March 31, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $175.0 to $200.0 million in net capital expenditures during 2015 for facility improvements and refinery maintenance and turnarounds.

Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock (the "Repurchase Program"). On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. As of March 31, 2015, the Company has purchased approximately 5.78 million shares of the Company's Class A common stock under the Repurchase Program for $143.1 million through open market transactions. The Company currently has the ability to purchase approximately an additional $156.9 million in common stock under the approved Repurchase Program.

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

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2015, other than outstanding letters of credit in the amount of approximately $276.5 million.

In March, 2015, we sold 515 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars. The lease agreements for the railcars have varying terms from five to seven years. We received a cash payment for the railcars of approximately $77.6 million and expect to make payments totaling $44.9 million over the term of the lease for these railcars.

During the three months ended March 31, 2015, we entered into additional railcar leases with terms of up to 7 years. We expect to make lease payments of $40.6 million over the remaining term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of March 31, 2015, we have recognized a liability for the tax receivable agreement of $737.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $38.4 million to $66.5 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $33.92 per share (the closing price on March 31, 2015) and that LIBOR were to be 1.85%, we estimate as of March 31, 2015 that the aggregate amount of these accelerated payments would have been approximately $688.4 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.

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

Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the three months ended March 31, 2015, PBF LLC made a non-tax quarterly distribution of $0.30 per unit to its members, of which $25.7 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $25.7 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015.

On April 30, 2015, our Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 27, 2015 to Class A common stockholders of record at the close of business on May 11, 2015. PBF LLC intends to make pro rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

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

As of March 31, 2015, PBF Energy had $820.7 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $326.8 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of March 31, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $10.0 million per quarter and approximately $39.9 million per year based on the number of common and subordinated units outstanding as of March 31, 2015. On March 4, 2015, PBFX made a quarterly cash distribution totaling $10.9 million of which $5.6 million was distributed to PBF LLC and the balance was distributed to its public unit holders.

On April 30, 2015, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.35 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on May 29, 2015 to PBFX common and subordinated unit holders of record at the close of business on May 15, 2015.

As of March 31, 2015, PBFX had $49.9 million of unused borrowing availability under the PBFX Revolving Credit Facility and cash and cash equivalents of $20.2 million to fund its operations, if necessary. Accordingly, as of March 31, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, interest rates, or to capture market opportunities.

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
Certain of our agreements reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreement with Statoil allows us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery, which terminated on July 31, 2014, allowed us to price and pay for our crude oil as it is processed at that refinery. In addition, the product offtake agreements with MSCG for our Delaware City and Paulsboro refineries that were terminated effective July 1, 2013, allowed us to sell our light finished products, certain intermediates and lube base oils as they were produced. Subsequent to termination of the MSCG product offtake agreements, we independently sell and market our refined products to customers on the spot market or through term agreements.
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
At March 31, 2015 and December 31, 2014, we had gross open commodity derivative contracts representing 111.6 million barrels and 49.3 million barrels, respectively, with an unrealized net gain (loss) of $(5.4) million and $31.2 million, respectively. The open commodity derivative contracts as of March 31, 2015 expire at various times during 2015.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 17.6 million million barrels and 18.6 million barrels at March 31, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $100.26 and $94.29 per barrel on a LIFO basis at March 31, 2015 and December 31, 2014, respectively, excluding the impact of LCM adjustments of approximately $668.9 million and $690.1 million, respectively. If market prices decline to a level below the average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
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

The PBFX Revolving Credit Facility and the PBFX Term Loan bear interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $5.4 million change in our interest expense, assuming we were to borrow all $325.0 million under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $234.9 million.

The Rail Facility bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility were fully drawn.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2015. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining" or "DCR") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to occur in the second and third quarters of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material adverse effect on the Company's financial condition, results of operations, cash flows and ability to make distributions to its stockholders.
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control ("DNREC") issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment.

Item 1A. Risk Factors
The following risk factor supplements and/or updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

Risks Relating to Our Business and Industry

Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.

Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. The Secretary of Transportation issued an Emergency Restriction/Prohibition Order (the “Order”) that was later amended and restated on March 6, 2014 governing shipments of petroleum crude oil offered in transportation by rail. The Order requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the Order is applicable, we believe our operations already comply with it and that the Order will not have a material impact on our cash flows. Subsequently, on May 7, 2014, the DOT issued a Safety Advisory warning rail shippers and carriers against the use of older design “111” rail cars for shipments of crude oil from the Bakken region. We do not expect this Safety Advisory will affect our operations because all of the rail cars utilized in crude oil service are the newer designed “CPC-1232” rail cars. Also on May 7, 2014, the DOT issued an order requiring rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil. The required notifications do not affect our unloading operations. In addition, in November 2014, the DOT issued a final rule regarding safety training standards under the Rail Safety Improvement Act of 2008. The rule required each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews. Recently, on May 1, 2015 the Pipeline and Hazardous Materials Safety Administration and the Federal Railroad Administration issued new final rules for enhanced tank car standards and operational controls for high-hazard flammable trains. While these new rules have just been issued and we are still evaluating the impact of these new rules, we do not believe the new rules will have a material impact on our operations or financial position and we believe we will be able to comply with the new rules without a material impact. If further changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our or subsequently to third party refineries, our costs could increase, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the first quarter of 2015, a total of 221,252 PBF LLC Series A Units were exchanged for 221,252 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or current executive officers.
On February 6, 2015, Blackstone and First Reserve completed a public offering of 3,804,653 shares of Class A common stock at a price of $27.77 per share, less underwriting discounts and commissions, in a secondary offering. All of the shares were sold by funds affiliated with Blackstone and First Reserve, subject to the rights of the holders of PBF LLC Series B Units to share in a portion of the profits realized by the funds affiliated with Blackstone and First Reserve upon the sale of the shares. In connection with this offering, Blackstone and First Reserve exchanged 3,804,653 Series A Units of PBF LLC for an equivalent number of shares of our Class A common stock in a transaction exempt from registration under Section 4(2) of the Securities Act.
Share Repurchase Program
The following table summarizes the Company's Class A common stock share repurchase activity during the three months ended March 31, 2015:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1-31, 2015	17,695	$23.00	17,695	$156,862
February 1-28, 2015	—	—	—	156,862
March 1-31, 2015	—	—	—	156,862
Total	17,695	$23.00	17,695	$156,862
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1*‡	Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda.

10.2*‡	Amended and Restated Employment dated as of January 1, 2015 between PBF Investments LLC and Todd O'Malley

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
‡	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	May 7, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*‡	Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda.

10.2*‡	Amended and Restated Employment dated as of January 1, 2015 between PBF Investments LLC and Todd O'Malley

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
‡	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.