Form 10-Q
period 2015-06-30
PBF Energy Inc.
filed 2015-08-06
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of August 4, 2015, PBF Energy Inc. had outstanding 85,784,355 shares of Class A common stock and 28 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 94.3% of the outstanding economic interests in, PBF LLC as of June 30, 2015. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. PBF LLC also holds a 53.8% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX" or the "Partnership"), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.

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
•termination of our Inventory Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
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

•our expectations and timing with respect to our acquisition activity and whether such acquisitions are accretive or dilutive to shareholders;
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
•our ability to consummate the Chalmette Acquisition, the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the Chalmette Acquisition into our business and to realize the benefits from such acquisition;
•unforeseen liabilities associated with the Chalmette Acquisition;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$623,822	$397,873
Accounts receivable	540,227	551,269
Inventories	1,306,414	1,102,261
Deferred tax asset	175,653	222,368
Prepaid expense and other current assets	39,456	72,900
Total current assets	2,685,572	2,346,671

Property, plant and equipment, net	1,964,953	1,936,839
Deferred tax assets	342,646	345,179
Marketable securities	234,249	234,930
Deferred charges and other assets, net	316,202	332,669
Total assets	$5,543,622	$5,196,288

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$354,636	$335,268
Accrued expenses	1,140,526	1,130,792
Payable to related parties pursuant to tax receivable agreement	69,833	75,535
Deferred revenue	7,218	1,227
Total current liabilities	1,572,213	1,542,822

Delaware Economic Development Authority loan	8,000	8,000
Long-term debt	1,353,734	1,252,349
Payable to related parties pursuant to tax receivable agreement	667,541	637,192
Other long-term liabilities	69,750	62,609
Total liabilities	3,671,238	3,502,972

Commitments and contingencies (Note 10)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 85,922,092 shares outstanding at June 30, 2015, 81,981,119 shares outstanding at December 31, 2014	92	88
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 28 shares outstanding at June 30, 2015, 39 shares outstanding at December 31, 2014	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at June 30, 2015 and December 31, 2014	—	—
Treasury stock, at cost	(146,731)	(142,731)
Additional paid in capital	1,552,118	1,508,425
Retained earnings/(Accumulated deficit)	48,316	(123,271)
Accumulated other comprehensive loss	(24,543)	(24,298)
Total PBF Energy Inc. equity	1,429,252	1,218,213
Noncontrolling interest	443,132	475,103
Total equity	1,872,384	1,693,316
Total liabilities and equity	$5,543,622	$5,196,288

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,550,664	$5,301,709	$6,545,800	$10,048,152

Cost and expenses:
Cost of sales, excluding depreciation	2,994,745	4,935,456	5,496,960	9,083,140
Operating expenses, excluding depreciation	194,970	210,722	432,088	479,621
General and administrative expenses	39,223	33,013	75,269	69,637
(Gain) loss on sale of assets	(632)	6	(991)	(180)
Depreciation and amortization expense	48,562	34,662	96,268	67,877
	3,276,868	5,213,859	6,099,594	9,700,095

Income from operations	273,796	87,850	446,206	348,057

Other income (expenses):
Change in fair value of catalyst leases	1,949	(2,338)	3,988	(4,339)
Interest expense, net	(26,876)	(26,202)	(49,068)	(51,457)
Income before income taxes	248,869	59,310	401,126	292,261
Income tax expense	90,409	13,474	139,547	63,153
Net income	158,460	45,836	261,579	229,108
Less: net income attributable to noncontrolling interests	22,650	24,877	38,447	130,704
Net income attributable to PBF Energy Inc.	$135,810	$20,959	$223,132	$98,404

Weighted-average shares of Class A common stock outstanding
Basic	86,036,809	72,439,760	85,175,066	63,354,285
Diluted	91,659,906	73,007,156	91,655,081	63,897,712
Net income available to Class A common stock per share:
Basic	$1.58	$0.29	$2.62	$1.55
Diluted	$1.57	$0.29	$2.57	$1.54

Dividends per common share	$0.30	$0.30	$0.60	$0.60

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$158,460	$45,836	$261,579	$229,108
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(75)	56	(4)	85
Net gain on pension and other postretirement benefits	400	232	800	449
Total other comprehensive income	325	288	796	534
Comprehensive income	158,785	46,124	262,375	229,642
Less: comprehensive income attributable to noncontrolling interests	22,668	24,859	38,492	130,756
Comprehensive income attributable to PBF Energy Inc.	$136,117	$21,265	$223,883	$98,886

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$261,579	$229,108
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	100,839	71,437
Stock-based compensation	5,394	2,923
Change in fair value of catalyst lease obligations	(3,988)	4,339
Deferred income taxes	74,006	35,090
Non-cash change in inventory repurchase obligations	89,203	(7,973)
Pension and other post retirement benefit costs	12,893	10,538
Gain on disposition of property, plant and equipment	(991)	(180)
Change in non-cash lower of cost or market adjustment	(127,166)	—

Changes in current assets and current liabilities:
Accounts receivable	11,042	(116,579)
Inventories	(84,619)	(249,094)
Prepaid expenses and other current assets	29,552	(27,472)
Accounts payable	19,368	(63,108)
Accrued expenses	(59,908)	281,846
Deferred revenue	5,991	(1,632)
Payable to related parties pursuant to tax receivable agreement	(10,168)	—
Other assets and liabilities	(5,352)	(3,186)
Net cash provided by operations	317,675	166,057

Cash flow from investing activities:
Expenditures for property, plant and equipment	(224,063)	(125,293)
Expenditures for deferred turnaround costs	(22,918)	(39,424)
Expenditures for other assets	(5,424)	(8,171)
Purchase of marketable securities	(1,379,386)	(599,997)
Maturities of marketable securities	1,380,085	299,987
Proceeds from sale of assets	138,131	37,759
Net cash used in investing activities	(113,575)	(435,139)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters' discount and commissions	$—	$340,957
Offering costs for issuance of PBFX common units	—	(5,000)
Distributions to PBF Energy Company LLC members	(8,262)	(76,705)
Distributions to PBFX unit holders	(11,033)	—
Dividend payments	(51,545)	(37,302)
Proceeds from PBFX Senior Notes	350,000	—
Proceeds from PBFX revolver borrowings	24,500	—
Repayments of PBFX revolver borrowings	(275,100)	—
Proceeds from PBFX Term Loan borrowings	—	300,000
Repayments of PBFX Term Loan borrowings	(700)	—
Proceeds from Rail Facility revolver borrowings	70,750	8,225
Repayments of Rail Facility revolver borrowings	(64,626)	—
Proceeds from revolver borrowings	—	395,000
Repayments of revolver borrowings	—	(410,000)
Purchases of treasury stock	(4,000)	—
Deferred financing costs and other	(8,135)	(5,519)
Net cash provided by financing activities	21,849	509,656

Net increase in cash and cash equivalents	225,949	240,574
Cash and equivalents, beginning of period	397,873	76,970
Cash and equivalents, end of period	$623,822	$317,544

Supplemental cash flow disclosures
Non-cash activities:
Accrued construction in progress and unpaid fixed assets	$21,367	$28,302

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation in 2011 and completed an initial public offering in December 2012. PBF Energy is the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. PBF LLC also holds a 53.8% limited partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX"), a publicly traded master limited partnership (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
On February 6, 2015, the Company completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of PBF Energy Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy and others, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. As of June 30, 2015, the Company owns 85,922,092 PBF LLC Series C Units and the Company's executive officers and directors and certain employees and others beneficially own 5,147,838 PBF LLC Series A Units. The holders of the Company's issued and outstanding shares of Class A common stock have 94.3% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.7% of the voting power in the Company.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Energy. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. As of June 30, 2015, PBF LLC holds a 53.8% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units) and all of PBFX's incentive distribution rights, with the remaining 46.2% limited partner interest held by public common unit holders. PBF LLC also owns indirectly a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling and transferring crude oil and refined products and storing crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF Energy in consolidation.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries. On September 30, 2014, PBF LLC contributed to PBFX all of the equity interests of Delaware City Terminaling Company II LLC, which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), for total consideration of $150,000. On December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC, whose assets consist of a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Facility"), for total consideration of $150,000. On May 14, 2015 PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC ("DPC") and Delaware City Logistics Company LLC ("DCLC"), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"), for total consideration of $143,000.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.

3. NONCONTROLLING INTEREST OF PBF ENERGY AND PBFX
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2014, PBF Energy’s equity interest in PBF LLC represented approximately 89.9% of the outstanding interests. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged a total of 3,804,653 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy. As of June 30, 2015, PBF Energy held approximately 94.3% of the economic interests in PBF LLC.
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
The noncontrolling interest ownership percentage of PBF LLC as of June 30, 2015, the completion date of the February 2015 secondary offering, and December 31, 2014 is calculated as follows:

	Held by members of PBF LLC other than PBF Energy	Held by PBF Energy	Total *
December 31, 2014	9,170,696	81,981,119	91,151,815
	10.1%	89.9%	100.0%
February 6, 2015	5,366,043	85,768,077	91,134,120
	5.9%	94.1%	100.0%
June 30, 2015	5,147,838	85,922,092	91,069,930
	5.7%	94.3%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 53.8% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 46.2% limited partner interest owned by public common unit holders as of June 30, 2015. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.

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
The noncontrolling interest ownership percentage of PBFX as of June 30, 2015 and December 31, 2014, is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2014	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
June 30, 2015	15,864,388	18,459,497	34,323,885
	46.2%	53.8%	100.0%
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2015 and 2014:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	223,883	21,265	17,227	262,375
Dividends and distributions	(51,545)	(8,262)	(11,033)	(70,840)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings and PBFX's acquisitions from PBF LLC	(13,948)	—	—	(13,948)
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Issuance of additional PBFX common units	11,390	—	(11,390)	—
Stock-based compensation	3,591	190	1,613	5,394
Exercise of PBF LLC options and warrants, net	1,692	(1,605)	—	87
Purchase of treasury stock	(4,000)	—	—	(4,000)
Balance at June 30, 2015	$1,429,252	$110,346	$332,786	$1,872,384

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2014	$654,130	$1,061,126	$—	$1,715,256
Comprehensive income	98,886	128,065	2,691	229,642
Dividends and distributions	(37,302)	(76,705)	—	(114,007)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(105,783)	—	—	(105,783)
Record allocation of noncontrolling interest upon completion of secondary offerings	936,229	(936,229)	—	—
Stock-based compensation	2,398	330	195	2,923
Record noncontrolling interest upon completion of the PBFX Offering	—	—	335,957	335,957
Exercise of PBF LLC options and warrants, net	—	(14)	—	(14)
Balance at June 30, 2014	$1,548,558	$176,573	$338,843	$2,063,974

4. INVENTORIES
Inventories consisted of the following:

June 30, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$885,461	$58,527	$943,988
Refined products and blendstocks	536,831	349,217	886,048
Warehouse stock and other	39,322	—	39,322
	$1,461,614	$407,744	$1,869,358
Lower of cost or market reserve	(470,241)	(92,703)	(562,944)
Total inventories	$991,373	$315,041	$1,306,414

December 31, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market reserve	(609,774)	(80,336)	(690,110)
Total inventories	$866,016	$236,245	$1,102,261

Inventory under inventory supply and intermediation arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

connection with its crude supply agreement; and intermediates and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.
Due to the lower crude oil and refined product pricing environment at the end of 2014 and into the second quarter of 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $105,958 and $63,363, respectively, reflecting the net change in the lower of cost or market inventory reserve from $668,902 at March 31, 2015 to $562,944 at June 30, 2015. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $127,166 and $76,045, respectively, reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $562,944 at June 30, 2015.

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	June 30, 2015	December 31, 2014
Deferred turnaround costs, net	$188,111	$204,987
Catalyst	73,494	77,322
Deferred financing costs, net	36,749	32,280
Linefill	10,230	10,230
Restricted cash	1,500	1,521
Intangible assets, net	241	357
Other	5,877	5,972
Total deferred charges and other assets, net	$316,202	$332,669

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Inventory-related accruals	$625,558	$588,297
Inventory supply and intermediation arrangements	256,164	253,549
Accrued transportation costs	54,895	59,959
Excise and sales tax payable	40,022	40,444
Accrued income taxes payable	36,608	—
Accrued salaries and benefits	28,003	56,117
Accrued interest	25,362	23,014
Customer deposits	21,277	24,659
Accrued construction in progress	17,368	31,452
Accrued utilities	11,197	22,337
Other	24,072	30,964
Total accrued expenses	$1,140,526	$1,130,792

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
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

7. CREDIT FACILITIES
On April 29, 2015, PBF Rail Logistics LLC ("PBF Rail"), an indirect wholly-owned subsidiary of PBF Holding, entered into the First Amendment to Loan Agreement (as amended, the “Rail Facility”) among Credit Agricole Corporate + Investment Bank as Administrative Agent, Deutsche Bank Trust Company Americas as Collateral Agent, DVB Bank SE as Syndication Agent, ING Bank, a branch of ING-DiBa AG as Documentation Agent and certain other Continuing Lenders, as defined in the agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars. The amendments to the Rail Facility include the extension of the maturity to April 29, 2017, the reduction of the total commitment from $250,000 to $150,000, and the reduction of the commitment fee on the unused portion of the Rail Facility.
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership ("PBF Logistics Finance," and together with the Partnership, the "Issuers"), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the "PBFX Senior Notes"). PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350,000 aggregate PBFX Senior Notes, $19,910 were purchased by certain of PBF Energy’s officers and directors and their affiliates and family members pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343,000 from the PBFX Senior Notes offering.

8. MARKETABLE SECURITIES
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of June 30, 2015 and December 31, 2014, the Company held $234,249 and $234,930, respectively, in marketable securities. The gross unrecognized holding gains and losses as of June 30, 2015 and December 31, 2014 were not material. The net realized gains or losses from the sale of marketable securities were immaterial for the three and six months ended June 30, 2015 and 2014.

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 89.9% prior to the February 2015 secondary offering and approximately 94.3% subsequent to the February 2015 secondary offering as of June 30, 2015). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income taxes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax expense	$39,571	$11,344	$65,541	$28,063
Deferred tax expense	50,838	2,130	74,006	35,090
Total tax expense	$90,409	$13,474	$139,547	$63,153

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

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Provision at Federal statutory rate	$79,177	35.0%	$11,947	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	11,786	5.2%	1,779	5.2%
Non deductible/nontaxable items	340	0.2%	124	0.2%
Adjustment for manufacturer's benefit	(1,609)	(0.7)%	—	—%
Rate differential from foreign jurisdictions	1,803	0.8%	—	—%
Other	(1,088)	(0.5)%	(376)	(1.2)%
Total	$90,409	40.0%	$13,474	39.2%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Provision at Federal statutory rate	$126,938	35.0%	$56,440	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	18,895	5.2%	8,402	5.2%
Non deductible/nontaxable items	866	0.2%	302	0.2%
Adjustment for manufacturer's benefit	(2,815)	(0.8)%	—	—%
Rate differential from foreign jurisdictions	(3,826)	(1.0)%	—	—%
Other	(511)	(0.1)%	(1,991)	(1.2)%
Total	$139,547	38.5%	$63,153	39.2%
The Company's effective income tax rate for the three and six months ended June 30, 2015, including the impact of income attributable to noncontrolling interests of $22,650 and $38,447, respectively, was 36.3% and 34.8%, respectively.The Company's effective income tax rate for the three and six months ended June 30, 2014, including the impact of income attributable to noncontrolling interests of $24,877 and $130,704, respectively, was 22.7% and 21.6%, respectively.

PBF Energy has determined there are no material uncertain tax positions as of June 30, 2015. PBF Energy does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,132 recorded as of June 30, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of June 30, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The EPA is proposing volume requirements in the annual standards which, while below the volumes originally set by Congress, would increase renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA is also proposing to increase the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The EPA has solicited comments on the proposed annual standards and held public hearings on June 25, 2015. Final action on this proposal is expected by November 30, 2015. If they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.
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
In addition, the EPA published a Final Rule to the Clean Water Act ("CWA") Section 316(b) in August 2014 regarding cooling water intake structures which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

briefing on the case is scheduled to continue into the third quarter of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on the Company's financial condition, results of operations and cash flows.
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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 94.3% interest in PBF LLC as of June 30, 2015 (89.9% as of December 31, 2014). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of June 30, 2015, the Company has recognized a liability for the tax receivable agreement of $737,374 ($712,727 as of December 31, 2014) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2015, PBF LLC made aggregate non-tax quarterly distributions of $0.60 per unit to its members, of which $51,545 was distributed prorata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $51,545 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015 and May 27, 2015. In addition, during the six months ended June 30, 2015, PBF LLC made aggregate tax distributions to its members of $91,893, of which $86,778 were made to PBF Energy.

With respect to distributions paid during the six months ended June 30, 2015, PBFX paid a distribution on outstanding common and subordinated units of $0.33 per unit on March 4, 2015 and $0.35 per unit on May 29, 2015, for a total distribution of $22,911, of which $11,878 was distributed to PBF LLC and the balance was distributed to its public unit holders.

12. TREASURY STOCK

On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the "Repurchase Program"). On October 29, 2014, the Company's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. As of June 30, 2015, the Company has purchased approximately 5.91 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $146,731. During the three and six months ended June 30, 2015, the Company repurchased 124,589 and 142,284 shares, respectively, for $3,593 and $4,000, respectively.

The following table summarizes the Company's Class A common stock repurchase activity under the Repurchase Program:

	Number of shares purchased (1)	Cost of purchased shares
Shares purchased as of December 31, 2014	5,765,946	$142,731
Shares purchased during the six months ended June 30, 2015	142,284	4,000
Shares purchased as of June 30, 2015	5,908,230	$146,731
__________
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

As of June 30, 2015, the Company has the ability to purchase an additional $153,269 in common stock under the approved Repurchase Program.

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,789	$4,851	$11,579	$9,142
Interest cost	707	601	1,416	1,171
Expected return on plan assets	(829)	(539)	(1,659)	(1,063)
Amortization of prior service costs	13	10	26	12
Amortization of loss	311	258	622	480
Net periodic benefit cost	$5,991	$5,181	$11,984	$9,742

	Three Months Ended June 30,		Six Months Ended June 30,
Post Retirement Medical Plan	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$244	$300	$488	$478
Interest cost	134	135	269	228
Amortization of prior service costs	76	75	152	55
Amortization of loss (gain)	—	1	—	(4)
Net periodic benefit cost	$454	$511	$909	$757

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2015 and December 31, 2014.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of June 30, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$365,371	$—	$—	$365,371	N/A	$365,371
Marketable securities	234,249	—	—	234,249	N/A	234,249
Non-qualified pension plan assets	5,398	—	—	5,398	N/A	5,398
Commodity contracts	65,997	14,814	2,564	83,375	(66,126)	17,249
Derivatives included with intermediation agreement obligations	—	10,260	—	10,260	—	10,260

Liabilities:
Commodity contracts	59,827	7,050	659	67,536	(66,126)	1,410
Catalyst lease obligations	—	32,571	—	32,571	—	32,571
Derivatives included with inventory supply arrangement obligations	—	378	—	378	—	378

	As of December 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Marketable securities	234,930	—	—	234,930	N/A	234,930
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

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

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps were derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$9,678	$(3,751)	$1,521	$(23,365)
Purchases	—	—	—	—
Settlements	(10,111)	4,972	(11,311)	3,667
Unrealized gain included in earnings	2,338	1,468	11,695	22,387
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$1,905	$2,689	$1,905	$2,689

There were no transfers between levels during the three and six months ended June 30, 2015 and 2014, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$669,070	$687,850	$668,520	$675,580
PBFX Senior Notes (a)	350,000	350,000	—	—
PBFX Term Loan (b)	234,200	234,200	234,900	234,900
Rail Facility (b)	43,393	43,393	37,270	37,270
PBFX Revolving Credit Facility (b)	24,500	24,500	275,100	275,100
Revolving Loan (b)	—	—	—	—
Catalyst leases (c)	32,571	32,571	36,559	36,559
	1,353,734	1,372,514	1,252,349	1,259,409
Less - Current maturities	—	—	—	—
Long-term debt	$1,353,734	$1,372,514	$1,252,349	$1,259,409

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Secured Notes and the PBFX Senior Notes.
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

As of June 30, 2015, there were 549,182 barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of June 30, 2015, there were 3,118,578 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2015, there were 39,100,000 barrels of crude oil and 2,464,000 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of June 30, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(378)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$10,260
December 31, 2014
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
June 30, 2015:
Commodity contracts	Accounts receivable	$17,249
Commodity contracts	Accrued expenses	$(1,410)
December 31, 2014
Commodity contracts	Accounts receivable	$31,155

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(1,808)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(20,888)
For the three months ended June 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,719)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(5,770)
For the six months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,629)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(84,574)
For the six months ended June 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(1,069)
Derivatives included with the intermediation agreement obligations	Cost of sales	$9,042

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2015:
Commodity contracts	Cost of sales	$(3,969)
For the three months ended June 30, 2014:
Commodity contracts	Cost of sales	$(41,119)
For the six months ended June 30, 2015:
Commodity contracts	Cost of sales	$(45,097)
For the six months ended June 30, 2014:
Commodity contracts	Cost of sales	$31,278

Hedged items designated in fair value hedges:
For the three months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$1,808
Intermediate and refined product inventory	Cost of sales	$20,888
For the three months ended June 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$3,719
Intermediate and refined product inventory	Cost of sales	$5,770
For the six months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,629
Intermediate and refined product inventory	Cost of sales	$84,574
For the six months ended June 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$1,069
Intermediate and refined product inventory	Cost of sales	$(9,042)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and six months ended June 30, 2015 and 2014.

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

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery with an unloading capacity of approximately 130,000 bpd; (ii) a truck terminal comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery designed for total throughput capacity of up to approximately 22,500 bpd; (iii) a heavy crude rail unloading rack located at the Delaware City refinery with an unloading capacity of at least 40,000 bpd; (iv) a tank farm with aggregate storage capacity of approximately 3.9 million barrels, including a propane storage and loading facility with throughput capacity of 11,000 bpd at the Toledo Refinery; (v) a 23.4 mile 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd at the Delaware City refinery and; (vi) a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline, distillates and liquefied petroleum gas at the Delaware City refinery. PBFX provides various rail and truck terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets did not generate third party revenue and were not considered to be a separate reportable segment.

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

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2015 and June 30, 2014 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. In connection with the contribution by PBF LLC of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack, the accompanying segment information has been retrospectively adjusted to include the

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

historical results of the DCR West Rack, Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack for all periods presented prior to such contributions.

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

	Three Months Ended June 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,550,664	$34,868	$—	$(34,868)	$3,550,664
Depreciation and amortization expense	44,421	1,637	2,504	—	48,562
Income (loss) from operations	287,442	24,734	(38,380)	—	273,796
Interest expense, net	4,575	4,930	17,371	—	26,876
Capital expenditures	126,107	144	425	—	126,676

	Three Months Ended June 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,301,709	$10,168	$—	$(10,168)	$5,301,709
Depreciation and amortization expense	30,452	868	3,342	—	34,662
Income (loss) from operations	120,413	2,874	(35,437)	—	87,850
Interest expense, net	7,617	358	18,227	—	26,202
Capital expenditures	64,916	16,673	887	—	82,476

	Six Months Ended June 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,545,800	$67,713	$—	$(67,713)	$6,545,800
Depreciation and amortization expense	87,451	3,270	5,547	—	96,268
Income (loss) from operations	476,081	44,450	(74,325)	—	446,206
Interest expense, net	9,290	6,885	32,893	—	49,068
Capital expenditures	250,575	220	1,610	—	252,405

	Six Months Ended June 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$10,048,152	$12,350	$—	$(12,350)	$10,048,152
Depreciation and amortization expense	59,326	1,729	6,822	—	67,877
Income (loss) from operations	424,865	(1,450)	(75,358)	—	348,057
Interest expense, net	15,087	356	36,014	—	51,457
Capital expenditures	140,361	26,119	6,408	—	172,888

	Balance at June 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,577,878	$417,776	$568,301	$(20,333)	$5,543,622

	Balance at December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,313,806	$410,141	$483,971	$(11,630)	$5,196,288

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2015	2014	2015	2014
Numerator for basic net income per Class A common share net income attributable to PBF Energy	$135,810	$20,959	$223,132	$98,404
Denominator for basic net income per Class A common share-weighted average shares	86,036,809	72,439,760	85,175,066	63,354,285
Basic net income attributable to PBF Energy per Class A common share	$1.58	$0.29	$2.62	$1.55

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy	$135,810	$20,959	$223,132	$98,404
Plus: Net income attributable to noncontrolling interest (1)	13,432	—	21,220	—
Less: Income tax on net income attributable to noncontrolling interest (1)	(5,400)	—	(8,530)	—
Numerator for diluted net income per Class A common share net income attributable to PBF Energy (1)	$143,842	$20,959	$235,822	$98,404

Denominator(1):
Denominator for basic net income per Class A common share-weighted average shares	86,036,809	72,439,760	85,175,066	63,354,285
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	5,129,114	—	5,980,462	—
Common stock equivalents (2)	493,983	567,396	499,553	543,427
Denominator for diluted net income per common share-adjusted weighted average shares	91,659,906	73,007,156	91,655,081	63,897,712
Diluted net income attributable to PBF Energy per Class A common share	$1.57	$0.29	$2.57	$1.54
__________

(1)
The diluted earnings per share calculation for the three and six months ended June 30, 2015 assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 40.2% statutory tax rate) attributable to the converted units. During the three and six months ended June 30, 2014, the potential conversion of 24,444,643 and 33,525,376 PBF LLC Series A Units, respectively, into PBF Energy Class A common stock were excluded from the denominator in computing diluted net income per share because including them would have had an anti-dilutive effect. As the potential conversion of the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 2,874,500 and 2,874,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2015, respectively. Common stock equivalents excluded the effects of options to purchase 1,867,500 and 1,952,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2014, respectively.

18. SUBSEQUENT EVENTS
Dividend Declared
On July 30, 2015, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 25, 2015 to Class A common stockholders of record at the close of business on August 10, 2015.

PBFX Distributions
On July 30, 2015, the Board of Directors of PBF GP declared a distribution of $0.37 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on August 31, 2015 to PBFX unit holders of record at the close of business on August 14, 2015.

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

As of June 30, 2015, we owned 85,922,092 PBF LLC Series C Units and our executive officers and directors and certain employees and others held 5,147,838 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 94.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 5.7% of the voting power in us.

Business Developments
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron & Company ("J. Aron") pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to PRC and DCR as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
On June 17, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the "Sellers"), to purchase the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 barrel per day, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. Upon completion of the Chalmette Acquisition, we will increase our total throughput capacity to over 725,000 barrels per day.

Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility with approximately 7.5 million barrels of shell capacity.

The aggregate purchase price for the Chalmette Acquisition is $322.0 million in cash, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Chalmette Acquisition is expected to close prior to year-end 2015, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Chalmette Acquisition, receipt of regulatory approvals and required consents and absence of a material adverse effect. We expect to finance the transaction through a combination of cash on hand and borrowings under our existing revolving credit facility, as well as potentially utilizing inventory intermediation arrangements with third parties. We do not expect to issue equity to finance any portion of this transaction. Our obligation to consummate the Chalmette Acquisition is not conditioned upon the receipt of financing. In addition, PBF Energy has guaranteed all payment and performance obligations of PBF Holding that relate to or arise out of the Sale and Purchase Agreement.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.

Initial Public Offering of PBFX
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, at a price to the public of $23.00 per unit. On September 30, 2014, PBF LLC completed a transaction to contribute to PBFX the Delaware City heavy crude unloading rack ("DCR West Rack") for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units (the "DCR West Rack Acquisition"). On December 11, 2014, PBF LLC completed a transaction to contribute to PBFX the tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility") for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 620,935 common units (the "Toledo Storage Facility Acquisition"). On May 14, 2015 PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC ("DPC") and Delaware City Logistics Company LLC ("DCLC"), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"), for total consideration of $143.0 million, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units.

As of June 30, 2015, PBF LLC holds a 53.8% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 46.2% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. PBFX’s assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil and refined products. These transactions are eliminated by PBF Energy in consolidation.

Secondary Offerings
On February 6, 2015, we completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of our Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy and others, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. As of June 30, 2015, we own 85,922,092 PBF LLC Series C Units and the Company's executive officers and directors and certain employees and others beneficially own 5,147,838 PBF LLC Series A Units. The holders of the our issued and outstanding shares of Class A common stock have 94.3% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.7% of the voting power in us. In addition, in January, March and June of 2014, we also completed three separate secondary offerings for a total of 48,000,000 shares of Class A common stock. All such shares were sold by funds affiliated with Blackstone and First Reserve.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
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
On May 12, 2015, PBFX entered into an Indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership ("PBF Logistics Finance," and together with the Partnership, the "Issuers"), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the "PBFX Senior Notes"). PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the Indenture. Of the $350.0 million aggregate PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.
Crude Oil Acquisition Agreement Termination
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the "Toledo Crude Oil Acquisition Agreement") with Morgan Stanley Capital Group, Inc. ("MSCG").  Under the terms of the Toledo Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering, DCR West Rack acquisition, Toledo Tank Farm acquisition and the Delaware City Products Pipeline and Truck Rack acquisition, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segment as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial relative to our consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$3,550,664	$5,301,709	$6,545,800	$10,048,152
Cost of sales, excluding depreciation	2,994,745	4,935,456	5,496,960	9,083,140
	555,919	366,253	1,048,840	965,012
Operating expenses, excluding depreciation	194,970	210,722	432,088	479,621
General and administrative expenses	39,223	33,013	75,269	69,637
(Gain) loss on sale of assets	(632)	6	(991)	(180)
Depreciation and amortization expense	48,562	34,662	96,268	67,877
Income from operations	273,796	87,850	446,206	348,057
Change in fair value of catalyst leases	1,949	(2,338)	3,988	(4,339)
Interest expense, net	(26,876)	(26,202)	(49,068)	(51,457)
Income before income taxes	248,869	59,310	401,126	292,261
Income tax expense	90,409	13,474	139,547	63,153
Net income	158,460	45,836	261,579	229,108
Less: net income attributable to noncontrolling interests	22,650	24,877	38,447	130,704
Net income attributable to PBF Energy Inc.	$135,810	20,959	$223,132	$98,404

Gross margin	$319,258	$124,357	$535,585	$424,482

Gross refining margin (1)	$523,689	$358,471	$989,785	$957,230

Net income available to Class A common stock per share:
Basic	$1.58	$0.29	$2.62	$1.55
Diluted	$1.57	$0.29	$2.57	$1.54

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Key Operating Information
Production (bpd in thousands)	492.6	470.5	472.5	448.3
Crude oil and feedstocks throughput (bpd in thousands)	491.1	470.4	479.5	450.8
Total crude oil and feedstocks throughput (millions of barrels)	44.7	42.8	86.8	81.6
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.35	$8.38	$9.93	$11.73
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.30	$4.90	$4.90	$5.87

Crude and feedstocks (% of total throughput) (2):
Heavy crude	13%	15%	14%	14%
Medium crude	48%	43%	47%	44%
Light crude	28%	33%	28%	34%
Other feedstocks and blends	11%	9%	11%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	45%	45%	47%	47%
Distillates and distillate blendstocks	36%	36%	36%	37%
Lubes	1%	2%	1%	2%
Chemicals	3%	3%	3%	3%
Other	15%	14%	13%	11%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$62.01	$109.67	$58.21	$108.93
West Texas Intermediate (WTI) crude oil	$57.85	$103.05	$53.25	$100.90
Crack Spreads
Dated Brent (NYH) 2-1-1	$19.83	$13.70	$17.83	$12.60
WTI (Chicago) 4-3-1	$20.57	$18.78	$18.05	$17.80
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.16	$6.62	$4.97	$8.02
Dated Brent less Maya (heavy, sour)	$6.70	$13.89	$8.39	$16.34
Dated Brent less WTS (sour)	$3.44	$13.77	$5.09	$14.40
Dated Brent less ASCI (sour)	$2.66	$9.55	$4.10	$8.65
WTI less WCS (heavy, sour)	$8.29	$20.39	$10.12	$21.04
WTI less Bakken (light, sweet)	$2.14	$4.67	$3.61	$4.23
WTI less Syncrude (light, sweet)	$(4.02)	$0.72	$(2.27)	$0.89
Natural gas (dollars per MMBTU)	$2.74	$4.58	$2.77	$4.65
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Overview— Net income was $158.5 million for the three months ended June 30, 2015 compared to net income of $45.8 million for the three months ended June 30, 2014. Net income attributable to PBF Energy was $135.8 million, or $1.57 per diluted share, for the three months ended June 30, 2015 ($1.57 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $0.88 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $21.0 million, or $0.29 per diluted share, for the three months ended June 30, 2014 ($0.35 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 94.4% and 74.8% for the three months ended June 30, 2015 and 2014, respectively.
Our results for the three months ended June 30, 2015 were positively impacted by a non-cash special item consisting of a non-cash pre-tax inventory lower of cost or market ("LCM") adjustment of approximately $106.0 million on a net basis, which includes the reversal of the LCM charge recorded in the first quarter of 2015. The LCM adjustment is a result of the changing crude oil and refined product prices from the first quarter of 2015 to the end of the second quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $106.0 million, our results were positively impacted by higher crack spreads in the East Coast and Mid-Continent partially offset by unfavorable movements in crude oil differentials and the impact of the unplanned downtime at our Toledo refinery in June 2015 which reduced throughput and increased operating expenses.
Revenues— Revenues totaled $3.6 billion for the three months ended June 30, 2015 compared to $5.3 billion for the three months ended June 30, 2014, a decrease of approximately $1.8 billion, or 33.0%. For the three months ended June 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 349,000 bpd and 142,100 bpd, respectively. For the three months ended June 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 323,800 bpd and 146,600 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned down time at our Paulsboro refinery in January 2014 and a planned turnaround in March 2014. The decline in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily attributable to unplanned down time at our Toledo refinery in the second quarter of 2015. For the three months ended June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 372,300 bpd and 151,000 bpd, respectively. For the three months ended June 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 348,800 bpd and 155,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $523.7 million, or $11.72 per barrel of throughput ($417.7 million or $9.35 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2015 compared to $358.5 million, or $8.38 per barrel of throughput during the three months ended June 30, 2014, an increase of $165.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $319.3 million, or $7.15 per barrel of throughput, for the three months ended June 30, 2015 compared to $124.4 million, or $2.93 per barrel of throughput, for the three months ended June 30, 2014, an increase of $194.9 million. Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads in the East Coast and the Mid-Continent partially offset by unfavorable movements in crude differentials in both the East Coast and the Mid-Continent and lower throughput rates at our Toledo refinery. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $106.0 million on a net basis resulting from the change in crude oil and refined product prices from the end of the first quarter of 2015 to the end of the second quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were stronger during the three months ended June 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $20.57 per barrel or 9.5% higher in the three months ended June 30, 2015 as compared to $18.78 per barrel in the same period in 2014. However, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $4.02 per barrel in the second quarter of 2015 as compared to a discount of $0.72 per barrel in the second quarter of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $19.83 per barrel, or 44.7% higher in the three months ended June 30, 2015 as compared to $13.70 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differentials were $2.46 and $7.19 lower, respectively, in the three months ended June 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $2.53 per barrel less favorable in the three months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $195.0 million for the three months ended June 30, 2015 compared to $210.7 million for the three months ended June 30, 2014, a decrease of $15.7 million, or 7.5%. Of the total $195.0 million of operating expenses for the three months ended June 30, 2015, $192.2 million, or $4.30 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $2.8 million related to expenses incurred by the Logistics segment. The decrease in operating expenses was mainly attributable to a decrease of $17.9 million in energy related costs primarily attributable to lower natural gas and electricity prices and reduced compensation and other overhead costs of $2.8 million. The decrease was partially offset by an increase of $4.8 million in maintenance and repair expenses directly attributable to the unplanned downtime at our Toledo refinery. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.

General and Administrative Expenses— General and administrative expenses totaled $39.2 million for the three months ended June 30, 2015 compared to $33.0 million for the three months ended June 30, 2014, an increase of $6.2 million or 18.8%. The increase in general and administrative expenses primarily relates to higher employee compensation costs and higher administrative expenses related to PBFX. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the three months ended June 30, 2015 was $0.6 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $48.6 million for the three months ended June 30, 2015 compared to $34.7 million for the three months ended June 30, 2014, an increase of $13.9 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.9 million for the three months ended June 30, 2015 compared to a loss of $2.3 million for the three months ended June 30, 2014. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $26.9 million for the three months ended June 30, 2015 compared to $26.2 million for the three months ended June 30, 2014, an increase of $0.7 million. This increase is mainly attributable to the issuance of the PBFX Senior Notes, higher interest costs associated with the issuance of the PBFX Revolving Credit Facility and the PBFX Term Loan in connection with the PBFX Offering and the related amortization of deferred financing fees. This increase was offset by decreases in interest expense related to the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 94.4% and 74.8%, on a weighted-average basis for the three months ended June 30, 2015 and 2014, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2015 and 2014 was 40.0% and 39.2%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our initial public offering ("IPO") and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF

LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended June 30, 2015 and 2014 was approximately 5.6% and 25.2%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Overview— Net income was $261.6 million for the six months ended June 30, 2015 compared to net income of $229.1 million for the six months ended June 30, 2014. Net income attributable to PBF Energy was $223.1 million, or $2.57 per diluted share, for the six months ended June 30, 2015 ($2.57 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $1.74 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $98.4 million, or $1.54 per diluted share, for the six months ended June 30, 2014 ($1.80 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 93.4% and 65.2% for the six months ended June 30, 2015 and 2014, respectively.
Our results for the six months ended June 30, 2015 were positively impacted by a non-cash special item consisting of a non-cash pre-tax inventory lower of cost or market ("LCM") adjustment of approximately $127.2 million on a net basis, which includes the reversal of the LCM charge recorded in the fourth quarter of 2014. The LCM adjustment is a result of the changing crude oil and refined product prices from the year ended 2014 to the end of the second quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $127.2 million, our results were negatively impacted by unfavorable movements in certain crude oil differentials and the impact of the unplanned downtime at our Toledo refinery in June 2015 which reduced throughput and increased operating expenses, partially offset by higher crack spreads on the East Coast and Mid-Continent.
Revenues— Revenues totaled $6.5 billion for the six months ended June 30, 2015 compared to $10.0 billion for the six months ended June 30, 2014, a decrease of approximately $3.5 billion, or 34.9%. For the six months ended June 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 337,400 bpd and 142,080 bpd, respectively. For the six months ended June 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 308,400 bpd and 142,400 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned down time at our Paulsboro refinery in January 2014 and a planned turnaround in March 2014. The slight decline in throughput rates at our Mid-Continent refinery is due to unplanned down time at our Toledo refinery in the second quarter of 2015. For the six months ended June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 367,500 bpd and 154,500 bpd, respectively. For the six months ended June 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 329,500 bpd and 151,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $989.8 million, or $11.40 per barrel of throughput ($862.6 million or $9.93 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2015 compared to $957.2 million, or $11.73 per barrel of throughput during the six months ended June 30, 2014, an increase of $32.6 million. Gross margin, including refinery operating expenses and depreciation, totaled $535.6 million, or $6.17 per barrel of throughput, for the six months ended June 30, 2015 compared to $424.5 million, or $5.21 per barrel of throughput, for the six months ended June 30, 2014, an increase of $111.1 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in crude differentials and lower throughput rates at our Toledo refinery partially offset by improved crack spreads in the East Coast and the Mid-Continent. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $127.2 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2014 to the end of the second quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were stronger during the six months ended June 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $18.05 per barrel or 1.4% higher in the six months ended June 30, 2015 as compared to $17.80 per barrel in the same period in 2014. Alternatively, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $2.27 per barrel during the six months ended June 30, 2015 as compared to a discount of $0.89 per barrel in the same period of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.83 per barrel, or 41.5% higher in the six months ended June 30, 2015 as compared to $12.60 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differential were $3.05 and $7.95 lower, respectively, in the six months ended June 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $0.62 per barrel less favorable in the six months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $432.1 million for the six months ended June 30, 2015 compared to $479.6 million for the six months ended June 30, 2014, a decrease of $47.5 million, or 9.9%. Of the total $432.1 million of operating expenses for the six months ended June 30, 2015, $425.5 million, or $4.90 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $6.6 million related to expenses incurred by the Logistics segment. The decrease in operating expenses was mainly attributable to a decrease of $51.8 million in energy related costs primarily attributable to lower natural gas and electricity prices and reduced other overhead costs of $3.9 million. The decrease was partially offset by an increase of $4.8 million in maintenance and repair expenses directly attributable to the unplanned downtime at our Toledo refinery and $3.7 million in chemical and catalyst related expenses. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.

General and Administrative Expenses— General and administrative expenses totaled $75.3 million for the six months ended June 30, 2015 compared to $69.6 million for the six months ended June 30, 2014, an increase of approximately $5.6 million or 8.1%. The increase in general and administrative expenses primarily relates to expenses incurred associated with PBFX, partially offset by lower employee compensation costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the six months ended June 30, 2015 was $1.0 million as compared to $0.2 million for the six months ended June 30, 2014 related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $96.3 million for the six months ended June 30, 2015 compared to $67.9 million for the six months ended June 30, 2014, an increase of $28.4 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.0 million for the six months ended June 30, 2015 compared to a loss of $4.3 million for the six months ended June 30, 2014. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $49.1 million for the six months ended June 30, 2015 compared to $51.5 million for the six months ended June 30, 2014, a decrease of approximately $2.5 million. This decrease is mainly attributable to the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014, partially offset by higher interest costs associated with the issuance of the PBFX Revolving Credit Facility and the PBFX Term Loan in connection with the PBFX Offering and the related amortization of deferred financing fees and higher letter of credit fees as well as the issuance of the PBFX Senior Notes in May 2015. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 93.4% and 65.2%, on a weighted-average basis for the six months ended June 30, 2015 and 2014, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the six months ended June 30, 2015 and 2014 was 38.5% and 39.2%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our IPO and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2015 and 2014 was approximately 6.6% and 34.8%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with U.S. GAAP for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to PBF Energy Inc.	$135,810	$20,959	$223,132	$98,404
Add: Net income attributable to the noncontrolling interest (1)	13,432	22,181	21,220	128,008
Less: Income tax expense (2)	(5,400)	(8,917)	(8,530)	(51,460)
Adjusted fully-converted net income	$143,842	$34,223	$235,822	$174,952
Special Items:
Less: Non-cash LCM inventory adjustment (5)	(105,958)	—	(127,166)	—
Add: Recomputed income taxes on special item (5)	42,595	—	51,121	—
Adjusted fully-converted net income excluding special items	$80,479	$34,223	$159,777	$174,952

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	91,659,906	73,007,156	91,655,081	63,897,712
Conversion of PBF LLC Series A Units (4)	—	24,444,643	—	33,525,376
Adjusted fully-converted shares outstanding-diluted	91,659,906	97,451,799	91,655,081	97,423,088

Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$1.57	$0.35	$2.57	$1.80
Adjusted fully-converted net income excluding special items (per fully exchanged, fully diluted shares outstanding)	$0.88	$0.35	$1.74	$1.80
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

(3)
Represents weighted-average diluted shares outstanding assuming the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three and six months ended June 30, 2015 and June 30, 2014, respectively. Common stock equivalents excludes the effects of options to purchase 2,874,500 and 2,874,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2015, respectively. Common stock equivalents , excludes the effects of options to purchase 1,867,500 and 1,952,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2014, respectively.

(4)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above if not included in the diluted weighted-average shares outstanding calculated in (3) above.

(5)
During the second quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods. Income taxes related to the net LCM adjustment were recalculated using the Company's statutory corporate tax rate of approximately 40.2% for the periods presented.

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

	Three Months Ended June 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$319,258	$7.15	$124,357	$2.93
Less: Affiliate Revenues of PBFX	(33,766)	(0.76)	(7,782)	(0.18)
Add: Affiliate Cost of sales of PBFX	1,536	0.03	—	—
Add: Refinery operating expenses	192,150	4.30	210,722	4.90
Add: Refinery depreciation expense	44,511	1.00	31,174	0.73
Gross refining margin	$523,689	$11.72	$358,471	$8.38
Special Items:
Less: Non-Cash LCM inventory adjustment (1)	(105,958)	(2.37)	—	—
Gross refining margin excluding special items	$417,731	$9.35	$358,471	$8.38
——————————
(1) During the second quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Six Months Ended June 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$535,585	$6.17	$424,482	$5.21
Less: Affiliate Revenues of PBFX	(64,330)	(0.74)	(7,782)	(0.10)
Add: Affiliate Cost of sales of PBFX	5,276	0.06
Add: Refinery operating expenses	425,527	4.90	479,621	5.87
Add: Refinery depreciation expense	87,727	1.01	60,909	0.75
Gross refining margin	$989,785	$11.40	$957,230	$11.73
Special Items:
Less: Non-Cash LCM inventory adjustment (1)	(127,166)	(1.47)	—	—
Gross refining margin excluding special items	$862,619	$9.93	$957,230	$11.73

——————————
(1) During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million million at December 31, 2014 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

Reconciliation of net income to EBITDA:
Net income	$158,460	$45,836	$261,579	$229,108
Add: Depreciation and amortization expense	48,562	34,662	96,268	67,877
Add: Interest expense, net	26,876	26,202	49,068	51,457
Add: Income tax expense	90,409	13,474	139,547	63,153
EBITDA	$324,307	$120,174	$546,462	$411,595
Special Items:
Less: Non-cash LCM inventory adjustment	(105,958)	—	(127,166)	—
EBITDA excluding special items	$218,349	$120,174	$419,296	$411,595

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$324,307	$120,174	$546,462	$411,595
Add: Stock based compensation	2,439	1,503	5,394	2,923
Add: Non-cash change in fair value of catalyst lease obligations	(1,949)	2,338	(3,988)	4,339
Less: Non-cash LCM inventory adjustment (1)	(105,958)	—	(127,166)	—
Adjusted EBITDA	$218,839	$124,015	$420,702	$418,857

(1) During the second quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months, and to fund the planned Chalmette Acquisition. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $317.7 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $166.1 million for the six months ended June 30, 2014. Our operating cash flows for the six months ended June 30, 2015 included our net income of $261.6 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $89.2 million, depreciation and amortization of $100.8 million, deferred income taxes of $74.0 million, pension and other post retirement benefits costs of $12.9 million, and equity-based compensation of $5.4 million, partially offset by a net non-cash benefit of $127.2 million relating to a LCM inventory adjustment, change in the fair value of our catalyst lease of $4.0 million and gain on sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $94.1 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2014 included our net income of $229.1 million, plus net non-cash charges relating to depreciation and amortization of $71.4 million, change in deferred income taxes of $35.1 million, pension and other post retirement benefits costs of $10.5 million, change in the fair value of our catalyst lease obligations of $4.3 million and equity-based compensation of $2.9 million, partially offset by the change in the fair value of our inventory repurchase obligations of $8.0 million, and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $179.0 million driven by the timing of inventory purchases and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $113.6 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $435.1 million for the six months ended June 30, 2014. The net cash flows used in investing activities for the six months ended June 30, 2015 was comprised of capital expenditures totaling $224.1 million, expenditures for refinery turnarounds of $22.9 million and expenditures for other assets of $5.4 million, partially offset by $138.1 million in proceeds from the sale of railcars and $0.7 million of net maturities of marketable securities. Net cash used in investing activities for the six months ended June 30, 2014 was comprised of net purchases of marketable securities totaling $300.0 million as collateral for the PBFX Term Loan entered into in conjunction with the PBFX Offering, capital expenditures totaling $125.3 million, expenditures for turnarounds of $39.4 million and expenditures for other assets of $8.2 million, partially offset by $37.8 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash provided by financing activities was $21.8 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $509.7 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net cash provided by financing activities consisted primarily of proceeds from the issuance of the PBFX Senior Notes of $350.0 million and net proceeds from the Rail Facility of $6.1 million, partially offset by distributions and dividends of $70.8 million, $251.3 million of net repayments of PBFX revolver and term loan borrowings, purchases of our Class A common stock of $4.0 million and $8.1 million for deferred financing and other costs. For the six months ended June 30, 2014, net cash provided by financing activities consisted primarily of proceeds received from the PBFX Offering of $341.0 million, borrowing under the PBFX Term Loan of $300.0 million, and borrowing of $8.2 million under the Rail Facility, offset by distributions and dividends of $114.0 million, $15.0 million of net repayments of revolver borrowings, PBFX Offering costs of $5.0 million, and $5.5 million for deferred financing and other costs.

Liquidity
As of June 30, 2015, PBF Energy's total liquidity was approximately $1,175.6 million, compared to total liquidity of approximately $1,140.0 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan"). As of June 30, 2015, and December 31, 2014, PBFX had approximately $298.5 and $49.9 million, respectively, of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.

In addition, PBF Energy had borrowing capacity of $106.6 million and $212.7 million under the Rail Facility to fund the acquisition of Eligible Railcars as of June 30, 2015 and December 31, 2014, respectively.

Working Capital
Working capital for PBF Energy at June 30, 2015 was $1,113.4 million, consisting of $2,685.6 million in total current assets and $1,572.2 million in total current liabilities. Working capital at December 31, 2014 was $803.8 million, consisting of $2,346.7 million in total current assets and $1,542.8 million in total current liabilities.

Capital Spending
Net capital spending was $114.3 million for the six months ended June 30, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $175.0 to $200.0 million in net capital expenditures during 2015, excluding any potential capital expenditures related to the pending Chalmette Acquisition, for facility improvements and refinery maintenance and turnarounds.

As noted in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the ownership interests of Chalmette Refining. The aggregate purchase price for the Chalmette Acquisition is $322.0 million in cash, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Chalmette Acquisition is expected to close prior to year-end 2015, subject to satisfaction of customary closing conditions. We expect to finance the transaction through a combination of cash on hand and borrowings under our existing credit facility, as well as potentially utilizing inventory intermediation arrangements with third parties.

Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock (the "Repurchase Program"). On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. As of June 30, 2015, the Company has purchased approximately 5.91 million shares of the Company's Class A common stock under the Repurchase Program for $146.7 million through open market transactions. The Company currently has the ability to purchase approximately an additional $153.3 million in common stock under the approved Repurchase Program.

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

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2015, other than outstanding letters of credit in the amount of approximately $375.7 million.

In March 2015, we sold 515 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars. The lease agreements for the railcars have varying terms from five to seven years. We received a cash payment for the railcars of approximately $77.6 million and expect to make payments totaling $44.9 million over the term of the lease for these railcars.

In June 2015, we sold 404 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have varying terms from five to six years. We received aggregate cash payments for the railcars of approximately $60.5 million and expect to make payments totaling $36.0 million over the term of the lease for these railcars.

During the six months ended June 30, 2015, we entered into additional railcar leases with terms of up to 7 years. We expect to make lease payments of $39.0 million over the remaining term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of June 30, 2015, we have recognized a liability for the tax receivable agreement of $737.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $38.4 million to $66.5 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $28.42 per share (the closing price on June 30, 2015) and that LIBOR were to be 1.85%, we estimate as of June 30, 2015 that the aggregate amount of these accelerated payments would have been approximately $679.7 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.

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

Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the six months ended June 30, 2015, PBF LLC made aggregate non-tax quarterly distributions of $0.60 per unit to its members, of which $51.5 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $51.5 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015 and May 27, 2015. In addition, during the six months ended June 30, 2015, PBF LLC made aggregate tax distributions to its members of $91.9 million, of which $86.8 million were made to PBF Energy.

On July 30, 2015, our Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 25, 2015 to Class A common stockholders of record at the close of business on August 10, 2015. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

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

As of June 30, 2015, PBF Energy had $987.4 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $435.6 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of June 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $10.4 million per quarter and approximately $41.8 million per year based on the number of common and subordinated units outstanding as of June 30, 2015. During the six months ended June 30, 2015, PBFX made quarterly cash distributions totaling $22.9 million of which $12.0 million was distributed to PBF LLC and the balance was distributed to its public unit holders.

On July 30, 2015, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.37 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on August 31, 2015 to PBFX common and subordinated unit holders of record at the close of business on August 14, 2015.

As of June 30, 2015, PBFX had $298.5 million of unused borrowing availability under the PBFX Revolving Credit Facility and cash and cash equivalents of $6.7 million to fund its operations, if necessary. Accordingly, as of June 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At June 30, 2015 and December 31, 2014, we had gross open commodity derivative contracts representing 41.6 million barrels and 49.3 million barrels, respectively, with an unrealized net gain of $18.7 million and $31.2 million, respectively. The open commodity derivative contracts as of June 30, 2015 expire at various times during 2015 and 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 18.5 million barrels and 18.6 million barrels at June 30, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $99.08 and $94.29 per barrel on a LIFO basis at June 30, 2015 and December 31, 2014, respectively, excluding the net impact of LCM adjustments of approximately $562.9 million and $690.1 million, respectively. If market prices decline to a level below the average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
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

The PBFX Revolving Credit Facility and the PBFX Term Loan bear interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $5.4 million change in our interest expense, assuming we were to borrow all $325.0 million under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $234.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2015. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining" or "DCR") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to continue into the third quarter of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material adverse effect on the Company's financial condition, results of operations, cash flows and ability to make distributions to its stockholders.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

Risks Relating to Our Business and Industry

Our announced Chalmette Acquisition may not close when we expect, or at all, and may pose unforeseen risks and/or not have the benefits we expect.

On June 17, 2015, we entered into an agreement to purchase the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The aggregate purchase price for the Chalmette Acquisition is $322.0 million in cash, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Chalmette Acquisition is expected to close prior to year-end 2015, subject to satisfaction of customary closing conditions. There can be no assurance that we will complete the Chalmette Acquisition under the terms set forth in the purchase agreement, or at all. We expect to finance the transaction through a combination of cash on hand and borrowings under our revolving credit facility, as well as potentially utilizing inventory intermediation arrangements with third parties. The Chalmette refinery acquisition is subject to numerous risks and uncertainties, including (i) the possibility that the announced acquisition will be delayed or will not close due to the failure of either party to satisfy the closing conditions, or for other reasons, (ii) the risk that the Chalmette refinery will not be integrated into our company successfully or that expected benefits will not be realized and (iii) unforeseen liabilities associated with the Chalmette Acquisition. In addition, we currently have no operations in the Gulf Coast and this may add complexity to effectively overseeing, integrating and operating this refinery and related assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended June 30, 2015, a total of 56,069 PBF LLC Series A Units were exchanged for 56,069 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or current executive officers.
Share Repurchase Program
The following table summarizes the Company's Class A common stock share repurchase activity during the three months ended June 30, 2015:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1-30, 2015	—	$—	—	$156,862
May 1-31, 2015	—	—	—	156,862
June 1-30, 2015	124,589	28.84	124,589	153,269
Total	124,589	$28.84	124,589	$153,269
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.1
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.2
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.3
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.4
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.5
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.6
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.7
Guaranty of Collection, dated as of May 12, 2015, by PBF Energy Company LLC with respect to the 6.875% Senior Notes due 2023 issued by PBF Logistics LP (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.8 *
Amended and Restated Guaranty of Collection, dated as of September 30, 2014, by PBF Energy Company LLC with respect to the Term Loan and Security Agreement and Revolving Credit Agreement of PBF Logistics LP

10.8.1 *	Reaffirmation Agreement, dated as of December 5, 2014, by PBF Energy Company LLC with respect to the Amended and Restated Guaranty of Collection

10.8.2 *	Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection

10.9 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.10 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	August 6, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.1
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.2
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.3
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.4
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.5
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.6
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.7
Guaranty of Collection, dated as of May 12, 2015, by PBF Energy Company LLC with respect to the 6.875% Senior Notes due 2023 issued by PBF Logistics LP (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.8 *
Amended and Restated Guaranty of Collection, dated as of September 30, 2014, by PBF Energy Company LLC with respect to the Term Loan and Security Agreement and Revolving Credit Agreement of PBF Logistics LP

10.8.1 *	Reaffirmation Agreement, dated as of December 5, 2014, by PBF Energy Company LLC with respect to the Amended and Restated Guaranty of Collection

10.8.2 *	Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection

10.9 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.10 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.