Form 10-Q
period 2015-09-30
PBF Energy Inc.
filed 2015-11-05
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of November 3, 2015, PBF Energy Inc. had outstanding 97,616,350 shares of Class A common stock and 28 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 94.4% of the outstanding economic interests in, PBF LLC as of September 30, 2015. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. PBF LLC also holds a 53.7% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX" or the "Partnership"), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.

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
•our ability to consummate the pending acquisition of the ownership interests of the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition"), the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, L.L.C and related logistic assets (collectively, the "Chalmette Acquisition") and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
•unforeseen liabilities associated with the Chalmette Acquisition and/or Torrance Acquisition;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$472,829	$397,873
Accounts receivable	395,624	551,269
Inventories	1,101,182	1,102,261
Deferred tax asset	262,542	222,368
Prepaid expense and other current assets	71,398	72,900
Total current assets	2,303,575	2,346,671

Property, plant and equipment, net	1,960,149	1,936,839
Deferred tax assets	297,783	345,179
Marketable securities	234,249	234,930
Deferred charges and other assets, net	311,420	332,669
Total assets	$5,107,176	$5,196,288

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212,772	$335,268
Accrued expenses	819,730	1,130,792
Payable to related parties pursuant to tax receivable agreement	57,784	75,535
Deferred revenue	4,174	1,227
Total current liabilities	1,094,460	1,542,822

Delaware Economic Development Authority loan	8,000	8,000
Long-term debt	1,373,122	1,252,349
Payable to related parties pursuant to tax receivable agreement	677,592	637,192
Other long-term liabilities	63,032	62,609
Total liabilities	3,216,206	3,502,972

Commitments and contingencies (Note 10)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 85,893,850 shares outstanding at September 30, 2015, 81,981,119 shares outstanding at December 31, 2014	92	88
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 28 shares outstanding at September 30, 2015, 39 shares outstanding at December 31, 2014	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at September 30, 2015 and December 31, 2014	—	—
Treasury stock, at cost	(150,804)	(142,731)
Additional paid in capital	1,558,237	1,508,425
Retained earnings/(Accumulated deficit)	65,372	(123,271)
Accumulated other comprehensive loss	(24,052)	(24,298)
Total PBF Energy Inc. equity	1,448,845	1,218,213
Noncontrolling interest	442,125	475,103
Total equity	1,890,970	1,693,316
Total liabilities and equity	$5,107,176	$5,196,288

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$3,217,640	$5,260,003	$9,763,440	$15,308,155

Cost and expenses:
Cost of sales, excluding depreciation	2,822,444	4,670,908	8,319,404	13,754,048
Operating expenses, excluding depreciation	203,860	202,625	635,948	682,246
General and administrative expenses	53,293	34,339	128,562	103,976
(Gain) loss on sale of assets	(142)	18	(1,133)	(162)
Depreciation and amortization expense	48,133	68,010	144,401	135,887
	3,127,588	4,975,900	9,227,182	14,675,995

Income from operations	90,052	284,103	536,258	632,160

Other income (expenses):
Change in fair value of catalyst leases	4,994	5,543	8,982	1,204
Interest expense, net	(28,026)	(24,374)	(77,094)	(75,831)
Income before income taxes	67,020	265,272	468,146	557,533
Income tax expense	11,525	95,260	151,072	158,413
Net income	55,495	170,012	317,074	399,120
Less: net income attributable to noncontrolling interests	12,696	29,042	51,144	159,746
Net income attributable to PBF Energy Inc.	$42,799	$140,970	$265,930	$239,374

Weighted-average shares of Class A common stock outstanding
Basic	85,845,583	87,656,611	85,401,028	71,544,080
Diluted	91,496,283	97,344,515	91,557,371	72,071,903
Net income available to Class A common stock per share:
Basic	$0.50	$1.61	$3.11	$3.35
Diluted	$0.49	$1.60	$3.06	$3.32

Dividends per common share	$0.30	$0.30	$0.90	$0.90

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$55,495	$170,012	$317,074	$399,120
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	119	(160)	115	(75)
Net gain on pension and other postretirement benefits	400	242	1,200	691
Total other comprehensive income	519	82	1,315	616
Comprehensive income	56,014	170,094	318,389	399,736
Less: comprehensive income attributable to noncontrolling interests	12,726	29,053	51,217	159,809
Comprehensive income attributable to PBF Energy Inc.	$43,288	$141,041	$267,172	$239,927

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$317,074	$399,120
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	151,509	141,547
Stock-based compensation	8,757	5,377
Change in fair value of catalyst lease obligations	(8,982)	(1,204)
Deferred income taxes	27,338	70,718
Change in tax receivable agreement liability	2,215	(2,990)
Non-cash change in inventory repurchase obligations	53,370	(31,602)
Pension and other post retirement benefit costs	19,340	16,462
Gain on disposition of property, plant and equipment	(1,133)	(162)
Change in non-cash lower of cost or market adjustment	81,147	—

Changes in current assets and current liabilities:
Accounts receivable	155,645	(101,752)
Inventories	(110,830)	(378,538)
Prepaid expenses and other current assets	1,610	25,104
Accounts payable	(122,496)	(76,008)
Accrued expenses	(305,044)	308,523
Deferred revenue	2,947	(6,017)
Payable to related parties pursuant to tax receivable agreement	(10,168)	—
Other assets and liabilities	(21,900)	(15,617)
Net cash provided by operations	240,399	352,961

Cash flow from investing activities:
Expenditures for property, plant and equipment	(288,909)	(258,875)
Expenditures for deferred turnaround costs	(39,725)	(58,423)
Expenditures for other assets	(7,275)	(13,446)
Purchase of marketable securities	(1,609,286)	(1,188,906)
Maturities of marketable securities	1,609,983	923,996
Proceeds from sale of assets	168,270	74,343
Net cash used in investing activities	(166,942)	(521,311)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters' discount and commissions	$—	$340,957
Offering costs for issuance of PBFX common units	—	(5,000)
Distributions to PBF Energy Company LLC members	(15,252)	(80,400)
Distributions to PBFX unit holders	(17,082)	(2,573)
Dividend payments	(77,287)	(63,629)
Proceeds from PBFX Senior Notes	350,000	—
Proceeds from PBFX revolver borrowings	24,500	140,100
Repayments of PBFX revolver borrowings	(275,100)	—
Proceeds from PBFX Term Loan borrowings	—	300,000
Repayments of PBFX Term Loan borrowings	(700)	(35,100)
Proceeds from Rail Facility revolver borrowings	102,075	35,925
Repayments of Rail Facility revolver borrowings	(71,938)	—
Proceeds from revolver borrowings	—	395,000
Repayments of revolver borrowings	—	(410,000)
Purchases of treasury stock	(8,073)	(32,593)
Deferred financing costs and other	(9,644)	(13,914)
Net cash provided by financing activities	1,499	568,773

Net increase in cash and cash equivalents	74,956	400,423
Cash and equivalents, beginning of period	397,873	76,970
Cash and equivalents, end of period	$472,829	$477,393

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$—	$4,000
Accrued construction in progress and unpaid fixed assets	$4,670	$65,193

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation in 2011 and completed an initial public offering in December 2012. PBF Energy is the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. As of September 30, 2015, PBF LLC also holds a 53.7% limited partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX"), a publicly traded master limited partnership (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
On February 6, 2015, the Company completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of PBF Energy Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy and others, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. As of September 30, 2015, the Company owns 85,893,850 PBF LLC Series C Units and the Company's executive officers and directors and certain employees and others beneficially own 5,111,358 PBF LLC Series A Units. As of September 30, 2015, the holders of the Company's issued and outstanding shares of Class A common stock have 94.4% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.6% of the voting power in the Company.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Energy. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. The guidance in ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii)that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. As of September 30, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units) and all of PBFX's incentive distribution rights, with the remaining 46.3% limited partner interest held by public common unit holders. PBF LLC also owns indirectly a non-economic

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling and transferring crude oil and refined products and storing crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF Energy in consolidation.
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

3. NONCONTROLLING INTEREST OF PBF ENERGY AND PBFX
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2014, PBF Energy’s equity interest in PBF LLC represented approximately 89.9% of the outstanding interests. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged a total of 3,804,653 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy. As of September 30, 2015, PBF Energy held approximately 94.4% of the economic interests in PBF LLC.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentage of PBF LLC as of September 30, 2015, the completion date of the February 2015 secondary offering, and December 31, 2014 is calculated as follows:

	Held by members of PBF LLC other than PBF Energy	Held by PBF Energy	Total *
December 31, 2014	9,170,696	81,981,119	91,151,815
	10.1%	89.9%	100.0%
February 6, 2015	5,366,043	85,768,077	91,134,120
	5.9%	94.1%	100.0%
September 30, 2015	5,111,358	85,893,850	91,005,208
	5.6%	94.4%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 46.3% limited partner interest owned by public common unit holders as of September 30, 2015. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentage of PBFX as of September 30, 2015 and December 31, 2014, is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2014	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
September 30, 2015	15,893,313	18,459,497	34,352,810
	46.3%	53.7%	100.0%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2015 and 2014:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	267,172	24,609	26,608	318,389
Dividends and distributions	(77,287)	(15,252)	(17,082)	(109,621)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings and PBFX's acquisitions from PBF LLC	(10,378)	—	—	(10,378)
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Issuance of additional PBFX common units	11,390	—	(11,390)	—
Stock-based compensation	6,139	190	2,428	8,757
Exercise of PBF LLC options and warrants, net	1,693	(3,113)	—	(1,420)
Purchase of treasury stock	(8,073)	—	—	(8,073)
Balance at September 30, 2015	$1,448,845	$105,192	$336,933	$1,890,970

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2014	$654,130	$1,061,126	$—	$1,715,256
Comprehensive income	239,927	152,481	7,328	399,736
Dividends and distributions	(63,629)	(80,400)	(2,573)	(146,602)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(102,533)	—	—	(102,533)
Record allocation of noncontrolling interest upon completion of secondary offerings	936,237	(936,237)	—	—
Issuance of additional PBFX common units	4,249	—	(4,249)	—
Stock-based compensation	4,292	432	653	5,377
Record noncontrolling interest upon completion of the PBFX Offering	—	—	335,957	335,957
Exercise of PBF LLC options and warrants, net	—	(59)	—	(59)
Purchase of treasury stock	(32,593)	—	—	(32,593)
Balance at September 30, 2014	$1,640,080	$197,343	$337,116	$2,174,539

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

4. INVENTORIES
Inventories consisted of the following:

September 30, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$954,744	$21,288	$976,032
Refined products and blendstocks	545,279	310,238	855,517
Warehouse stock and other	40,890	—	40,890
	$1,540,913	$331,526	$1,872,439
Lower of cost or market reserve	(662,638)	(108,619)	(771,257)
Total inventories	$878,275	$222,907	$1,101,182

December 31, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market reserve	(609,774)	(80,336)	(690,110)
Total inventories	$866,016	$236,245	$1,102,261

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
Due to the lower crude oil and refined product pricing environment at the end of 2014 and into the third quarter of 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $208,313 and $124,571, respectively, reflecting the net change in the lower of cost or market inventory reserve from $562,944 at June 30, 2015 to $771,257 at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $81,147 and $48,526, respectively, reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $771,257 at September 30, 2015.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2015	December 31, 2014
Deferred turnaround costs, net	$183,618	$204,987
Catalyst, net	71,516	77,322
Deferred financing costs, net	34,495	32,280
Linefill	10,230	10,230
Restricted cash	1,500	1,521
Intangible assets, net	231	357
Other	9,830	5,972
Total deferred charges and other assets, net	$311,420	$332,669

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Inventory-related accruals	$407,678	$588,297
Inventory supply and intermediation arrangements	212,930	253,549
Accrued transportation costs	49,548	59,959
Accrued salaries and benefits	37,766	56,117
Accrued income taxes payable	29,487	—
Excise and sales tax payable	20,430	40,444
Accrued interest	15,875	23,014
Accrued utilities	9,633	22,337
Customer deposits	8,910	24,659
Accrued construction in progress	4,634	31,452
Other	22,839	30,964
Total accrued expenses	$819,730	$1,130,792

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
The Company has the obligation to purchase and sell feedstocks under a supply agreement with Statoil Marketing and Trading (US) Inc. ("Statoil") for its Delaware City refinery (the “Crude Supply Agreement”).  Statoil purchases the refinery's production of certain feedstocks or purchases feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refinery's storage tanks until they are needed for further use in the refining process. At that time, the products are drawn out of the storage tanks and purchased by the refinery. These purchases and sales are settled monthly at the daily market prices related to those products. These transactions are considered to be made in contemplation of each other and, accordingly, do not

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

result in the recognition of a sale when title passes from the refinery to Statoil. Inventory remains at cost and the net cash receipts result in a liability.
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
As of September 30, 2015 and December 31, 2014, the Company held $234,249 and $234,930, respectively, in marketable securities. The gross unrecognized holding gains and losses as of September 30, 2015 and December 31, 2014 were not material. The net realized gains or losses from the sale of marketable securities were immaterial for the three and nine months ended September 30, 2015 and 2014.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 89.9% prior to the February 2015 secondary offering and approximately 94.4% subsequent to the February 2015 secondary offering as of September 30, 2015). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income taxes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax expense	$58,193	$59,632	$123,734	$87,695
Deferred tax expense	(46,668)	35,628	27,338	70,718
Total tax expense	$11,525	$95,260	$151,072	$158,413

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

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Provision at Federal statutory rate	$19,011	35.0%	$82,793	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	2,830	5.2%	12,103	5.2%
Non deductible/nontaxable items	536	1.0%	2,019	0.8%
Adjustment for manufacturer's benefit	(1,169)	(2.2)%	—	—%
Rate differential from foreign jurisdictions	(9,971)	(18.4)%	—	—%
Other	288	0.6%	(1,655)	(0.7)%
Total	$11,525	21.2%	$95,260	40.3%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Provision at Federal statutory rate	$145,949	35.0%	$139,233	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	21,726	5.2%	20,505	5.2%
Non deductible/nontaxable items	1,402	0.3%	2,321	0.5%
Adjustment for manufacturer's benefit	(3,984)	(0.9)%	—	—%
Rate differential from foreign jurisdictions	(13,797)	(3.3)%	—	—%
Other	(224)	(0.1)%	(3,646)	(0.9)%
Total	$151,072	36.2%	$158,413	39.8%
The Company's effective income tax rate for the three and nine months ended September 30, 2015, including the impact of income attributable to noncontrolling interests of $12,696 and $51,144, respectively, was 17.2% and 32.3%, respectively.The Company's effective income tax rate for the three and nine months ended September 30, 2014, including the impact of income attributable to noncontrolling interests of $29,042 and $159,746, respectively, was 35.9% and 28.4%, respectively.

PBF Energy has determined there are no material uncertain tax positions as of September 30, 2015. PBF Energy does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,714 recorded as of September 30, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of September 30, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.
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
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Supreme Court affirmed the Superior Court decision.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 94.4% interest in PBF LLC as of September 30, 2015 (89.9% as of December 31, 2014). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of September 30, 2015, the Company has recognized a liability for the tax receivable agreement of $735,376 ($712,727 as of December 31, 2014) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2015, PBF LLC made aggregate non-tax quarterly distributions of $0.90 per unit to its members, of which $77,287 was distributed prorata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $77,287 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015, May 27, 2015 and August 10, 2015. In addition, during the nine months ended September 30, 2015, PBF LLC made aggregate tax distributions to its members of $186,112, of which $175,551 were made to PBF Energy.

With respect to distributions paid during the nine months ended September 30, 2015, PBFX paid a distribution on outstanding common and subordinated units of $0.33 per unit on March 4, 2015, $0.35 per unit on May 29, 2015 and $0.37 per unit on August 31, 2015 for a total distribution of $35,772, of which $18,690 was distributed to PBF LLC and the balance was distributed to its public unit holders.

12. TREASURY STOCK

On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the "Repurchase Program"). On October 29, 2014, the Company's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. As of September 30, 2015, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $150,804. During the three and nine months ended September 30, 2015, the Company repurchased 142,487 and 284,771 shares, respectively, for $4,073 and $8,073, respectively. During both, the three and nine months ended September 30, 2014, the Company repurchased 1,354,943 shares for $32,593.

The following table summarizes the Company's Class A common stock repurchase activity under the Repurchase Program:

	Number of shares purchased (1)	Cost of purchased shares
Shares purchased as of December 31, 2014	5,765,946	$142,731
Shares purchased during the nine months ended September 30, 2015	284,771	8,073
Shares purchased as of September 30, 2015	6,050,717	$150,804
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

As of September 30, 2015, the Company has the ability to purchase an additional $149,196 in common stock under the approved Repurchase Program.

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,790	$5,134	$17,369	$14,276
Interest cost	710	616	2,126	1,787
Expected return on plan assets	(830)	(546)	(2,489)	(1,609)
Amortization of prior service costs	13	13	39	26
Amortization of loss	311	277	933	757
Net periodic benefit cost	$5,994	$5,494	$17,978	$15,237

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$243	$269	$731	$747
Interest cost	134	125	403	353
Amortization of prior service costs	76	52	228	107
Amortization of loss (gain)	—	—	—	(4)
Net periodic benefit cost	$453	$446	$1,362	$1,203

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2015 and December 31, 2014.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of September 30, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,414	$—	$—	$342,414	N/A	$342,414
Marketable securities	234,249	—	—	234,249	N/A	234,249
Non-qualified pension plan assets	9,441	—	—	9,441	N/A	9,441
Commodity contracts	148,907	10,710	838	160,455	(137,670)	22,785
Derivatives included with intermediation agreement obligations	—	44,684	—	44,684	—	44,684
Derivatives included with inventory supply arrangement obligations	—	1,031	—	1,031	—	1,031
Liabilities:
Commodity contracts	134,702	1,945	1,023	137,670	(137,670)	—
Catalyst lease obligations	—	27,577	—	27,577	—	27,577

	As of December 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Marketable securities	234,930	—	—	234,930	N/A	234,930
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

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

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,905	$2,689	$1,521	$(23,365)
Purchases	—	—	—	—
Settlements	(1,238)	(9,020)	(12,549)	(5,353)
Unrealized gain included in earnings	(852)	19,377	10,843	41,764
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$(185)	$13,046	$(185)	$13,046

There were no transfers between levels during the three and nine months ended September 30, 2015 and 2014, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$669,354	$680,548	$668,520	$675,580
PBFX Senior Notes (a)	350,000	328,976	—	—
PBFX Term Loan (b)	234,200	234,200	234,900	234,900
Rail Facility (b)	67,491	67,491	37,270	37,270
PBFX Revolving Credit Facility (b)	24,500	24,500	275,100	275,100
Revolving Loan (b)	—	—	—	—
Catalyst leases (c)	27,577	27,577	36,559	36,559
	1,373,122	1,363,292	1,252,349	1,259,409
Less - Current maturities	—	—	—	—
Long-term debt	$1,373,122	$1,363,292	$1,252,349	$1,259,409

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

As of September 30, 2015, there were 238,306 barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of September 30, 2015, there were 3,130,766 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2015, there were 45,651,000 barrels of crude oil and 2,277,000 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of September 30, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$1,031
Derivatives included with the intermediation agreement obligations	Accrued expenses	$44,684
December 31, 2014
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
September 30, 2015:
Commodity contracts	Accounts receivable	$22,785
December 31, 2014
Commodity contracts	Accounts receivable	$31,155

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,409
Derivatives included with the intermediation agreement obligations	Cost of sales	$34,424
For the three months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,729
Derivatives included with the intermediation agreement obligations	Cost of sales	$20,900
For the nine months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,220)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(50,150)
For the nine months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,660
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,942

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2015:
Commodity contracts	Cost of sales	$31,017
For the three months ended September 30, 2014:
Commodity contracts	Cost of sales	$70,624
For the nine months ended September 30, 2015:
Commodity contracts	Cost of sales	$(14,080)
For the nine months ended September 30, 2014:
Commodity contracts	Cost of sales	$101,902

Hedged items designated in fair value hedges:
For the three months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$(1,409)
Intermediate and refined product inventory	Cost of sales	$(34,424)
For the three months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,729)
Intermediate and refined product inventory	Cost of sales	$(20,900)
For the nine months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$3,220
Intermediate and refined product inventory	Cost of sales	$50,150
For the nine months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(1,660)
Intermediate and refined product inventory	Cost of sales	$(29,942)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and nine months ended September 30, 2015 and 2014.

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

Refining
As of September 30, 2015, the Company 's Refining Segment includes the operations of its three refineries which are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations. As of September 30, 2015, the refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3.

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery with an unloading capacity of approximately 130,000 bpd; (ii) a truck terminal comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery designed for total throughput capacity of up to approximately 22,500 bpd; (iii) a heavy crude rail unloading rack located at the Delaware City refinery with an unloading capacity of at least 40,000 bpd; (iv) a tank farm with aggregate storage capacity of approximately 3.9 million barrels, including a propane storage and loading facility with throughput capacity of 11,000 bpd at the Toledo Refinery; (v) a 23.4 mile 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd at the Delaware City refinery and; (vi) a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline, distillates and liquefied petroleum gas at the Delaware City refinery. PBFX provides various rail and truck terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related-party revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets did not generate third party revenue and were not considered to be a separate reportable segment.

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

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2015 and September 30, 2014 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. In connection with the contribution by PBF LLC of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack, the accompanying segment information has been retrospectively adjusted

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

to include the historical results of the DCR West Rack, Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack for all periods presented prior to such contributions.

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

	Three Months Ended September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,217,640	$37,082	$—	$(37,082)	$3,217,640
Depreciation and amortization expense	44,366	1,649	2,118	—	48,133
Income (loss) from operations	114,925	27,463	(52,336)	—	90,052
Interest expense, net	4,110	7,180	16,736	—	28,026
Capital expenditures	81,969	962	573	—	83,504

	Three Months Ended September 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,260,003	$17,060	$—	$(17,060)	$5,260,003
Depreciation and amortization expense	63,532	1,177	3,301	—	68,010
Income (loss) from operations	316,244	5,942	(38,083)	—	284,103
Interest expense, net	5,314	827	18,233	—	24,374
Capital expenditures	110,340	14,874	32,642	—	157,856

	Nine Months Ended September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,763,440	$104,796	$—	$(104,796)	$9,763,440
Depreciation and amortization expense	131,817	4,919	7,665	—	144,401
Income (loss) from operations	591,005	71,914	(126,661)	—	536,258
Interest expense, net	13,387	14,065	49,642	—	77,094
Capital expenditures	332,544	1,182	2,183	—	335,909

	Nine Months Ended September 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,308,155	$29,409	$—	$(29,409)	$15,308,155
Depreciation and amortization expense	122,858	2,906	10,123	—	135,887
Income (loss) from operations	741,483	4,491	(113,814)	—	632,160
Interest expense, net	20,404	1,183	54,244	—	75,831
Capital expenditures	250,701	40,993	39,050	—	330,744

	Balance at September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,062,727	$432,663	$636,058	$(24,272)	$5,107,176

	Balance at December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,313,806	$410,141	$483,971	$(11,630)	$5,196,288

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2015	2014	2015	2014
Numerator for basic net income per Class A common share net income attributable to PBF Energy	$42,799	$140,970	$265,930	$239,374
Denominator for basic net income per Class A common share-weighted average shares	85,845,583	87,656,611	85,401,028	71,544,080
Basic net income attributable to PBF Energy per Class A common share	$0.50	$1.61	$3.11	$3.35

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy	$42,799	$140,970	$265,930	$239,374
Plus: Net income attributable to noncontrolling interest (1)	3,315	24,408	24,536	—
Less: Income tax on net income attributable to noncontrolling interest (1)	(1,333)	(9,812)	(9,863)	—
Numerator for diluted net income per Class A common share net income attributable to PBF Energy (1)	$44,781	$155,566	$280,603	$239,374

Denominator(1):
Denominator for basic net income per Class A common share-weighted average shares	85,845,583	87,656,611	85,401,028	71,544,080
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	5,130,392	9,176,116	5,693,991	—
Common stock equivalents (2)	520,308	511,788	462,352	527,823
Denominator for diluted net income per common share-adjusted weighted average shares	91,496,283	97,344,515	91,557,371	72,071,903
Diluted net income attributable to PBF Energy per Class A common share	$0.49	$1.60	$3.06	$3.32
__________

(1)
The diluted earnings per share calculation for the three and nine months ended September 30, 2015 assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 40.2% statutory tax rate) attributable to the converted units. During the nine months ended September 30, 2014, the potential conversion of 25,319,764 PBF LLC Series A Units into PBF Energy Class A common stock were excluded from the denominator in computing diluted net income per share because including them would have had an anti-dilutive effect. As the potential conversion of the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method. Common stock equivalents excludes the effects of options to purchase 1,789,500 and 2,867,000 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2015, respectively. Common stock equivalents excluded the effects of options to purchase 1,976,875 and 1,991,875 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2014, respectively.

18. SUBSEQUENT EVENTS
Dividend Declared
On October 29, 2015, the Company's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 24, 2015 to Class A common stockholders of record at the close of business on November 9, 2015.

PBFX Distributions
On October 29, 2015, the Board of Directors of PBF GP declared a distribution of $0.39 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on November 30, 2015 to PBFX unit holders of record at the close of business on November 13, 2015.

Chalmette Acquisition

On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the "Chalmette Sellers"), the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.

Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.

The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus estimated inventory and working capital of $233,083, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.

The Chalmette Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from three to four and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 3 market.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

October 2015 Equity Offering
On October 13, 2015, the Company completed a public offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344,000, after deducting underwriting discounts and commissions and other offering expenses (the "October 2015 Equity Offering").

As a result of the October 2015 Equity Offering, the Company now owns 97,393,850 PBF LLC Series C Units and the Company's executive officers and directors and certain employees beneficially owns 5,111,358 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.0% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.0% of the voting power in the Company.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of September 30, 2015 we owned and operated three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3. On November 1, 2015 we closed on our acquisition of the ownership interests of Chalmette Refining, L.L.C. ("Chalmette Refining"). See Business Developments for additional information.

As of September 30, 2015, our three refineries are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our Mid-Continent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate ("WTI") based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have historically received the bulk of their feedstock via ships and barges on the Delaware River.

Since our acquisition of the Delaware City refinery, we expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities. Currently, crude delivered by rail to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014 we completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility, which has increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facilities, including the facilities now owned by PBFX, allows our East Coast refineries to source WTI price-based crude oils from Western Canada and the Mid-Continent, which we believe at times may provide cost advantages versus traditional Brent based international crudes.

As of September 30, 2015, we owned 85,893,850 PBF LLC Series C Units and our executive officers and directors and certain employees and others held 5,111,358 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 94.4% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 5.6% of the voting power in us. See "Business Developments - October 2015 Equity Offering."

Business Developments
Recent significant business developments affecting the Company are discussed below.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C., the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 barrel per day, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil.
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
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $233.1 million, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.
The Chalmette Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from three to four and the Company's combined crude oil throughput capacity from 540,000 bpd to approximately 730,000 bpd. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 3 market.
Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Torrance Sale and Purchase Agreement”) with ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company (together, the "Torrance Sellers"), to purchase the Torrance refinery, and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. Including the estimated contribution of the Chalmette refinery, the Torrance Acquisition will further increase the Company's total throughput capacity to approximately 900,000 bpd.
In addition to refining assets, the Torrance Acquisition includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 171-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.
The purchase price for the Torrance Acquisition is $537.5 million, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the Torrance Sale and Purchase Agreement for a period of at least fifteen days after such restoration. PBF Energy expects to finance the transaction with a combination of cash on hand, debt and proceeds from our equity offering completed on October 13, 2015 . Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.
October 2015 Equity Offering
On October 13, 2015, the Company completed a public offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses ("the October 2015 Equity Offering").
As a result of the October 2015 Equity Offering, we now own 97,393,850 PBF LLC Series C Units and our executive officers and directors and certain employees beneficially own 5,111,358 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.0% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.0% of the voting power in us.

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

As of September 30, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 46.3% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. PBFX’s assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil and refined products. These transactions are eliminated by PBF Energy in consolidation.

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
On May 12, 2015, PBFX entered into an Indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX ("PBF Logistics Finance," and together with PBFX, the "Issuers"), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the "PBFX Senior Notes"). PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the Indenture. Of the $350.0 million aggregate PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.
J. Aron Intermediation Agreements
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
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
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

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering, DCR West Rack acquisition, Toledo Tank Farm acquisition and the Delaware City Products Pipeline and Truck Rack acquisition, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segment as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial relative to our consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3,217,640	$5,260,003	$9,763,440	$15,308,155
Cost of sales, excluding depreciation	2,822,444	4,670,908	8,319,404	13,754,048
	395,196	589,095	1,444,036	1,554,107
Operating expenses, excluding depreciation	203,860	202,625	635,948	682,246
General and administrative expenses	53,293	34,339	128,562	103,976
(Gain) loss on sale of assets	(142)	18	(1,133)	(162)
Depreciation and amortization expense	48,133	68,010	144,401	135,887
Income from operations	90,052	284,103	536,258	632,160
Change in fair value of catalyst leases	4,994	5,543	8,982	1,204
Interest expense, net	(28,026)	(24,374)	(77,094)	(75,831)
Income before income taxes	67,020	265,272	468,146	557,533
Income tax expense	11,525	95,260	151,072	158,413
Net income	55,495	170,012	317,074	399,120
Less: net income attributable to noncontrolling interests	12,696	29,042	51,144	159,746
Net income attributable to PBF Energy Inc.	$42,799	$140,970	$265,930	$239,374

Gross margin	$150,815	$322,084	$686,401	$746,567

Gross refining margin (1)	$359,231	$574,351	$1,349,017	$1,531,581

Net income available to Class A common stock per share:
Basic	$0.50	$1.61	$3.11	$3.35
Diluted	$0.49	$1.60	$3.06	$3.32

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Key Operating Information
Production (bpd in thousands)	473.2	496.8	473.4	465.3
Crude oil and feedstocks throughput (bpd in thousands)	475.4	495.5	478.1	465.9
Total crude oil and feedstocks throughput (millions of barrels)	43.7	45.6	130.5	127.2
Gross refining margin, excluding special items, per barrel of throughput (1)	$12.97	$12.60	$10.95	$12.04
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.57	$4.41	$4.79	$5.34

Crude and feedstocks (% of total throughput) (2):
Heavy crude	9%	12%	12%	13%
Medium crude	54%	43%	50%	44%
Light crude	26%	34%	27%	34%
Other feedstocks and blends	11%	11%	11%	9%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	48%	46%	47%	47%
Distillates and distillate blendstocks	34%	36%	35%	36%
Lubes	1%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	14%	13%	13%	12%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$50.36	$101.93	$55.54	$106.52
West Texas Intermediate (WTI) crude oil	$46.45	$97.56	$50.93	$99.77
Crack Spreads
Dated Brent (NYH) 2-1-1	$17.60	$13.91	$17.75	$13.07
WTI (Chicago) 4-3-1	$24.03	$16.63	$20.09	$17.40
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.91	$4.36	$4.61	$6.75
Dated Brent less Maya (heavy, sour)	$7.60	$11.06	$8.12	$14.52
Dated Brent less WTS (sour)	$2.29	$13.14	$4.14	$13.95
Dated Brent less ASCI (sour)	$5.08	$5.02	$4.43	$7.39
WTI less WCS (heavy, sour)	$14.52	$20.06	$11.58	$20.70
WTI less Bakken (light, sweet)	$3.26	$6.43	$3.49	$4.98
WTI less Syncrude (light, sweet)	$1.02	$4.12	$(1.19)	$1.97
Natural gas (dollars per MMBTU)	$2.73	$3.95	$2.76	$4.41
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Overview— Net income was $55.5 million for the three months ended September 30, 2015 compared to net income of $170.0 million for the three months ended September 30, 2014. Net income attributable to PBF Energy was $42.8 million, or $0.49 per diluted share, for the three months ended September 30, 2015 ($0.49 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $1.85 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $141.0 million, or $1.60 per diluted share, for the three months ended September 30, 2014 ($1.60 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 94.4% and 90.5% for the three months ended September 30, 2015 and 2014, respectively.
Our results for the three months ended September 30, 2015 were negatively impacted by a non-cash special item consisting of a non-cash pre-tax inventory lower of cost or market ("LCM") adjustment of approximately$208.3 million on a net basis, which includes the reversal of the LCM charge recorded in the second quarter of 2015. The LCM adjustment is a result of the changing crude oil and refined product prices from the second quarter of 2015 to the end of the third quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $208.3 million, our results were positively impacted by higher crack spreads in the East Coast and Mid-Continent partially offset by unfavorable movements in crude oil differentials and the impact of the unplanned downtime at our Delaware City refinery in August 2015 and planned turnaround at our Delaware City refinery in September 2015 which reduced throughput and increased operating expenses.
Revenues— Revenues totaled $3.2 billion for the three months ended September 30, 2015 compared to $5.3 billion for the three months ended September 30, 2014, a decrease of approximately $2.0 billion, or 38.8%. For the three months ended September 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 301,800 bpd and 173,600 bpd, respectively. For the three months ended

September 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 344,100 bpd and 151,400 bpd, respectively. The decline in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned downtime at our Delaware City refinery in August 2015 and a planned turnaround in September 2015 at our Delaware City refinery. The increase in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily attributable to favorable market conditions at our Toledo refinery in the third quarter of 2015. For the three months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 355,400 bpd and 179,700 bpd, respectively. For the three months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 365,200 bpd and 154,400 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $359.2 million, or $8.21 per barrel of throughput ($567.5 million or $12.97 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2015 compared to $574.4 million, or $12.60 per barrel of throughput during the three months ended September 30, 2014, a decrease of $215.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $150.8 million, or $3.45 per barrel of throughput, for the three months ended September 30, 2015 compared to $322.1 million, or $7.10 per barrel of throughput, for the three months ended September 30, 2014, a decrease of $171.3 million. Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads in the East Coast and the Mid-Continent partially offset by unfavorable movements in crude differentials in both the East Coast and the Mid-Continent and lower throughput rates at our East Coast refineries. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $208.3 million on a net basis resulting from the change in crude oil and refined product prices from the end of the second quarter of 2015 to the end of the third quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were stronger during the three months ended September 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $24.03 per barrel or 44.5% higher in the three months ended September 30, 2015 as compared to $16.63 per barrel in the same period in 2014. However, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged approximately $1.02 per barrel in the third quarter of 2015 as compared to $4.12 per barrel in the third quarter of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.60 per barrel, or 26.5% higher in the three months ended September 30, 2015 as compared to $13.91 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differentials were $0.45 and $3.46 lower, respectively, in the three months ended September 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $3.17 per barrel less favorable in the three months ended September 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $203.9 million for the three months ended September 30, 2015 compared to $202.6 million for the three months ended September 30, 2014, an increase of $1.3 million, or 0.6%. Of the total $203.9 million of operating expenses for the three months ended September 30, 2015, approximately $200.0 million, or $4.57 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining approximately $3.8 million related to expenses incurred by the Logistics segment. The increase in operating expenses was mainly attributable to $11.9 million in higher maintenance and repair expenses related to the unplanned downtime at our Delaware City refinery and $2.5 million of higher employee wage and benefits expenses which were predominantly offset by a decrease of $13.0 million in energy related costs due to lower natural gas and electricity prices. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.

General and Administrative Expenses— General and administrative expenses totaled $53.3 million for the three months ended September 30, 2015 compared to $34.3 million for the three months ended September 30, 2014, an increase of $19.0 million or 55.3%. The increase in general and administrative expenses primarily relates to higher employee compensation costs, higher administrative expenses related to PBFX and a $2.2 million charge associated with the change in our tax receivable agreement liability during the period. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the three months ended September 30, 2015 was $0.1 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $48.1 million for the three months ended September 30, 2015 compared to $68.0 million for the three months ended September 30, 2014, a decrease of $19.9 million. The decrease was primarily a result of an impairment charge of $28.5 million incurred in the third quarter of 2014 partially offset by capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.0 million for the three months ended September 30, 2015 compared to a gain of $5.5 million for the three months ended September 30, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $28.0 million for the three months ended September 30, 2015 compared to $24.4 million for the three months ended September 30, 2014, an increase of $3.6 million. This increase is mainly attributable to the issuance of the PBFX Senior Notes and the related amortization of deferred financing fees. This increase was offset by a decrease in interest expense related to the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 94.4% and 90.5%, on a weighted-average basis for the three months ended September 30, 2015 and 2014, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2015 and 2014 was 21.2% and 40.3%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our initial public offering ("IPO") and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2015 and 2014 was approximately 5.6% and 9.5%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Overview— Net income was $317.1 million for the nine months ended September 30, 2015 compared to net income of $399.1 million for the nine months ended September 30, 2014. Net income attributable to PBF Energy was $265.9 million, or $3.06 per diluted share, for the nine months ended September 30, 2015 ($3.06 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $3.59 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $239.4 million, or $3.32 per diluted share, for the nine months ended September 30, 2014 ($3.39 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 93.7% and 73.7% for the nine months ended September 30, 2015 and 2014, respectively.
Our results for the nine months ended September 30, 2015 were negatively impacted by a non-cash special item consisting of a non-cash pre-tax inventory lower of cost or market ("LCM") adjustment of approximately $81.1 million on a net basis, which includes the reversal of the LCM charge recorded in the fourth quarter of 2014. The LCM adjustment is a result of the changing crude oil and refined product prices from the year ended 2014 to the end of the third quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $81.1 million, our results were negatively impacted by unfavorable movements in certain crude oil differentials and the impact of the unplanned downtime at our Toledo refinery and Delaware City refinery in June and August 2015, respectively, which increased operating expenses and reduced throughput, partially offset by higher crack spreads on the East Coast and Mid-Continent.
Revenues— Revenues totaled $9.8 billion for the nine months ended September 30, 2015 compared to $15.3 billion for the nine months ended September 30, 2014, a decrease of approximately $5.5 billion, or 36.2%. For the nine months ended September 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,400 bpd and 152,700 bpd, respectively. For the nine months ended September 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 320,400 bpd and 145,500 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to favorable market conditions, partially offset by unplanned down time at our Delaware City refinery in August 2015 and a planned turnaround in September 2015. The increase in throughput rates at our Mid-Continent refinery is due to favorable market conditions at our Toledo refinery in the third quarter of 2015, partially offset by an unplanned downtime in the second quarter of 2015. For the nine months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 363,400 bpd and 163,000 bpd, respectively. For the nine months ended September 30, 2014, the total barrels sold at our East

Coast and Mid-Continent refineries averaged approximately 341,600 bpd and 152,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,349.0 million, or $10.33 per barrel of throughput ($1,430.2 million or $10.95 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2015 compared to $1,531.6 million, or $12.04 per barrel of throughput during the nine months ended September 30, 2014, a decrease of $182.6 million. Gross margin, including refinery operating expenses and depreciation, totaled $686.4 million, or $5.26 per barrel of throughput, for the nine months ended September 30, 2015 compared to $746.6 million, or $5.89 per barrel of throughput, for the nine months ended September 30, 2014, a decrease of $60.2 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in crude differentials partially offset by improved crack spreads in the East Coast and the Mid-Continent and higher throughput rates. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $81.1 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2014 to the end of the third quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were stronger during the nine months ended September 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $20.09 per barrel or 15.5% higher in the nine months ended September 30, 2015 as compared to $17.40 per barrel in the same period in 2014. Alternatively, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $1.19 per barrel during the nine months ended September 30, 2015 as compared to a discount of $1.97 per barrel in the same period of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.75 per barrel, or 35.8% higher in the nine months ended September 30, 2015 as compared to $13.07 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differential were $2.14 and $6.40 lower, respectively, in the nine months ended September 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $1.49 per barrel less favorable in the nine months ended September 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $635.9 million for the nine months ended September 30, 2015 compared to $682.2 million for the nine months ended September 30, 2014, a decrease of $46.3 million, or 6.8%. Of the total $635.9 million of operating expenses for the nine months ended September 30, 2015, $625.5 million, or $4.79 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $10.4 million related to expenses incurred by the Logistics segment. The decrease in operating expenses was mainly attributable to a decrease of $64.8 million in energy related costs primarily attributable to lower natural gas and electricity prices. The decrease was partially offset by an increase of $12.8 million in maintenance and repair expenses directly attributable to the unplanned downtime at our Delaware City and Toledo refineries and $3.9 million in chemical and catalyst related expenses. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.

General and Administrative Expenses— General and administrative expenses totaled $128.6 million for the nine months ended September 30, 2015 compared to $104.0 million for the nine months ended September 30, 2014, an increase of approximately $24.6 million or 23.6%. The increase in general and administrative expenses primarily relates to expenses incurred associated with PBFX, higher employee compensation costs and a $2.2 million charge associated with the change in our tax receivable agreement liability during the period. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the nine months ended September 30, 2015 was $1.1 million as compared to $0.2 million for the nine months ended September 30, 2014 related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $144.4 million for the nine months ended September 30, 2015 compared to $135.9 million for the nine months ended September 30, 2014, an increase of $8.5 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo, partially offset by an impairment charge of $28.5 million in 2014.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $9.0 million for the nine months ended September 30, 2015 compared to a gain of $1.2 million for the nine months ended September 30, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $77.1 million for the nine months ended September 30, 2015 compared to $75.8 million for the nine months ended September 30, 2014, an increase of approximately $1.2 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Revolving Credit Facility and the PBFX Term Loan in connection with the PBFX Offering as well as the issuance of the PBFX Senior Notes in May 2015 partially offset by the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 93.7% and 73.7%, on a weighted-average basis for the nine months ended September 30, 2015 and 2014, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the nine months ended September 30, 2015 and 2014 was 36.2% and 39.8%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates.

Noncontrolling Interest— As a result of our IPO and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the nine months ended September 30, 2015 and 2014 was approximately 6.3% and 26.3%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with U.S. GAAP for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to PBF Energy Inc.	$42,799	$140,970	$265,930	$239,374
Add: Net income attributable to the noncontrolling interest (1)	3,315	24,408	24,536	152,416
Less: Income tax expense (2)	(1,333)	(9,812)	(9,863)	(61,271)
Adjusted fully-converted net income	$44,781	$155,566	$280,603	$330,519
Special Items:
Add: Non-cash LCM inventory adjustment (5)	208,313	—	81,147	—
Less: Recomputed income taxes on special item (5)	(83,742)	—	(32,621)	—
Adjusted fully-converted net income excluding special items	$169,352	$155,566	$329,129	$330,519

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	91,496,283	97,344,515	91,557,371	72,071,903
Conversion of PBF LLC Series A Units (4)	—	—	—	25,319,764
Adjusted fully-converted shares outstanding-diluted	91,496,283	97,344,515	91,557,371	97,391,667

Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$0.49	$1.60	$3.06	$3.39
Adjusted fully-converted net income excluding special items (per fully exchanged, fully diluted shares outstanding)	$1.85	$1.60	$3.59	$3.39
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

(3)
Represents weighted-average diluted shares outstanding assuming the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three and nine months ended September 30, 2015 and September 30, 2014, respectively. Common stock equivalents excludes the effects of options to purchase 1,789,500 and 2,867,000 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2015, respectively. Common stock equivalents , excludes the effects of options to purchase 1,976,875 and 1,991,875 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2014, respectively.

(4)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above if not included in the diluted weighted-average shares outstanding calculated in (3) above.

(5)
During the third quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods. Income taxes related to the net LCM adjustment were recalculated using the Company's statutory corporate tax rate of approximately 40.2% for the periods presented.

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

	Three Months Ended September 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$150,815	$3.45	$322,084	$7.10
Less: Affiliate revenues of PBFX	(37,082)	(0.85)	(14,744)	(0.32)
Add: Affiliate cost of sales of PBFX	1,118	0.03	—	—
Add: Refinery operating expenses	200,014	4.57	202,625	4.41
Add: Refinery depreciation expense	44,366	1.01	64,386	1.41
Gross refining margin	$359,231	$8.21	$574,351	$12.60
Special Items:
Add: Non-cash LCM inventory adjustment (1)	208,313	4.76	—	—
Gross refining margin excluding special items	$567,544	$12.97	$574,351	$12.60
——————————
(1) During the third quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Nine Months Ended September 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$686,401	$5.26	$746,567	$5.89
Less: Affiliate revenues of PBFX	(101,413)	(0.78)	(22,526)	(0.18)
Add: Affiliate cost of sales of PBFX	6,394	0.05	—	—
Add: Refinery operating expenses	625,542	4.79	682,246	5.34
Add: Refinery depreciation expense	132,093	1.01	125,294	0.99
Gross refining margin	$1,349,017	$10.33	$1,531,581	$12.04
Special Items:
Add: Non-cash LCM inventory adjustment (1)	81,147	0.62	—	—
Gross refining margin excluding special items	$1,430,164	$10.95	$1,531,581	$12.04

——————————
(1) During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Reconciliation of net income to EBITDA:
Net income	$55,495	$170,012	$317,074	$399,120
Add: Depreciation and amortization expense	48,133	68,010	144,401	135,887
Add: Interest expense, net	28,026	24,374	77,094	75,831
Add: Income tax expense	11,525	95,260	151,072	158,413
EBITDA	$143,179	$357,656	$689,641	$769,251
Special Items:
Add: Non-cash LCM inventory adjustment (1)	208,313	—	81,147	—
EBITDA excluding special items	$351,492	$357,656	$770,788	$769,251

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$143,179	$357,656	$689,641	$769,251
Add: Stock based compensation	3,363	2,454	8,757	5,377
Add: Change in tax receivable agreement liability	(2,215)	(2,990)	2,215	(2,990)
Add: Non-cash change in fair value of catalyst lease obligations	(4,994)	(5,543)	(8,982)	(1,204)
Add: Non-cash LCM inventory adjustment (1)	208,313	—	81,147	—
Adjusted EBITDA	$347,646	$351,577	$772,778	$770,434

(1) During the third quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. We expect to finance the planned Torrance Acquisition with a combination of cash on hand, debt and proceeds from our October 2015 Equity Offering. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $240.4 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $353.0 million for the nine months ended September 30, 2014. Our operating cash flows for the nine months ended September 30, 2015 included our net income of $317.1 million, depreciation and amortization of $151.5 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $53.4 million, deferred income taxes of $27.3 million, pension and other post retirement benefits costs of $19.3 million, net non-cash benefit of $81.1 million relating to a LCM inventory adjustment and equity-based compensation of $8.8 million and a $2.2 million change in tax receivable agreement liability, partially offset by a change in the fair value of our catalyst lease of $9.0 million and gain on sale of assets of $1.1 million. In addition, net changes in working capital reflected uses of cash of $410.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2014 included our net income of $399.1 million, plus net non-cash charges relating to depreciation and amortization of $141.5 million, change in deferred income taxes of $70.7 million, pension and other post retirement benefits costs of $16.5 million, and equity-based compensation of $5.4 million, partially offset by the change in the fair value of our inventory repurchase obligations of $31.6 million, change in the tax receivable agreement liability of $3.0 million, change in the fair value of our catalyst lease obligations of $1.2 million, and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $244.2 million driven by the timing of inventory purchases and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $166.9 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $521.3 million for the nine months ended September 30, 2014. The net cash flows used in investing activities for the nine months ended September 30, 2015 was comprised of capital expenditures totaling $288.9 million, expenditures for refinery turnarounds of $39.7 million and expenditures for other assets of $7.3 million, partially offset by $168.3 million in proceeds from the sale of railcars and $0.7 million of net maturities of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2014 was comprised of capital expenditures totaling $258.9 million, expenditures for turnarounds of $58.4 million and expenditures for other assets of $13.4 million, net purchases of marketable securities totaling $264.9 million as collateral for the PBFX Term Loan entered into in conjunction with the PBFX Offering, partially offset by $74.3 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $568.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net cash provided by financing activities consisted primarily of proceeds from the issuance of the PBFX Senior Notes of $350.0 million and net proceeds from the Rail Facility of $30.1 million, partially offset by $251.3 million of net repayments of PBFX revolver and term loan borrowings, distributions and dividends of $109.6 million, purchases of our Class A common stock of $8.1 million and $9.6 million for deferred financing and other costs. For the nine months ended September 30, 2014, net cash provided by financing activities consisted primarily of proceeds received from the PBFX Offering of $341.0 million, net borrowing under the PBFX Term Loan of $264.9 million, borrowing of $140.1 million under the PBFX Revolving Credit Facility and borrowing of $35.9 million under the Rail Facility, partially offset by distributions and dividends of $146.6 million, purchases of our Class A common stock of $32.6 million, $15.0 million of net repayments of revolver borrowings, PBFX Offering costs of $5.0 million, and $13.9 million for deferred financing and other costs.

Liquidity
As of September 30, 2015, PBF Energy's total liquidity was approximately $1,199.6 million, compared to total liquidity of approximately $1,140.0 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan"). As of September 30, 2015 and December 31, 2014, PBFX had approximately $298.5 and $49.9 million, respectively, of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.

In addition, PBF Energy had borrowing capacity of $82.5 million and $212.7 million under the Rail Facility to fund the acquisition of Eligible Railcars as of September 30, 2015 and December 31, 2014, respectively.

Working Capital
Working capital for PBF Energy at September 30, 2015 was $1,209.1 million, consisting of $2,303.6 million in total current assets and $1,094.5 million in total current liabilities. Working capital at December 31, 2014 was $803.8 million, consisting of $2,346.7 million in total current assets and $1,542.8 million in total current liabilities.

Capital Spending
Net capital spending was $167.6 million for the nine months ended September 30, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $200.0 million in net capital expenditures during 2015, excluding any potential capital expenditures related to the Chalmette Acquisition, for facility improvements and refinery maintenance and turnarounds.

As noted in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the ownership interests of Chalmette Refining. The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $233.1 million, which is subject to final valuation within ninety days of closing. The Chalmette Acquisition closed on November 1, 2015. The transaction was financed through a combination of cash on hand and borrowings under our existing credit facility. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.

We also entered into a Sales and Purchase Agreement to Purchase the ownership interest of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. We expect to finance the transaction with a combination of cash on hand, debt and proceeds from our October 2015 Equity Offering.

Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock (the "Repurchase Program"). On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. As of September 30, 2015, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock under the Repurchase Program for $150.8 million through open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.

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

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2015, other than outstanding letters of credit in the amount of approximately $152.7 million.

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

In July 2015, we sold 131 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have six year terms. We received aggregate cash payments for the railcars of approximately $19.3 million and expect to make payments totaling $11.9 million over the term of the lease for these railcars.

In August 2015, we sold 72 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have six year terms. We received aggregate cash payments for the railcars of approximately $10.8 million and expect to make payments totaling $6.6 million over the term of the lease for these railcars.

During the nine months ended September 30, 2015, we entered into additional railcar leases with terms of up to 7 years. We expect to make lease payments of $38.7 million over the remaining term of these additional agreements.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of September 30, 2015, we have recognized a liability for the tax receivable agreement of $735.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $38.4 million to $59.4 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $28.23 per share (the closing price on September 30, 2015) and that LIBOR were to be 1.85%, we estimate as of September 30, 2015 that the aggregate amount of these accelerated payments would have been approximately $659.1 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.

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

Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2015, PBF LLC made aggregate non-tax quarterly distributions of $0.90 per unit to its members, of which $77.3 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $77.3 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015, May 27, 2015 and August 25, 2015. In addition, during the nine months ended September 30, 2015, PBF LLC made aggregate tax distributions to its members of $186.1 million, of which $175.6 million were made to PBF Energy.

On October 29, 2015, our Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 24, 2015 to Class A common stockholders of record at the close of business on November 9, 2015. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

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

As of September 30, 2015, PBF Energy had $1,096.2 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $369.4 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of September 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $10.4 million per quarter and approximately $41.6 million per year based on the number of common and subordinated units outstanding as of September 30, 2015. During the nine months ended September 30, 2015, PBFX made quarterly cash distributions totaling $35.8 million of which $18.7 million was distributed to PBF LLC and the balance was distributed to its public unit holders.

On October 29, 2015, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.39 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on November 30, 2015 to PBFX common and subordinated unit holders of record at the close of business on November 13, 2015.

As of September 30, 2015, PBFX had $298.5 million of unused borrowing availability under the PBFX Revolving Credit Facility and cash and cash equivalents of $18.2 million to fund its operations, if necessary. Accordingly, as of September 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At September 30, 2015 and December 31, 2014, we had gross open commodity derivative contracts representing 47.9 million barrels and 49.3 million barrels, respectively, with an unrealized net gain of $22.8 million and $31.2 million, respectively. The open commodity derivative contracts as of September 30, 2015 expire at various times during 2015 and 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 19.3 million barrels and 18.6 million barrels at September 30, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $95.09 and $94.29 per barrel on a LIFO basis at September 30, 2015 and December 31, 2014, respectively, excluding the net impact of LCM adjustments of approximately $771.3 million and $690.1 million, respectively. If market prices decline to a level below the average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
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

The PBFX Revolving Credit Facility and the PBFX Term Loan bear interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.5 million change in our interest expense, assuming we were to borrow all $325.0 million under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $234.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy's internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining" or "DCR") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Supreme Court affirmed the Superior Court decision.
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
As of November 1, 2015, the Company acquired Chalmette Refining, which is in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements that occurred prior to acquisition by the Company. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty ("CCO/NOPP") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, which suspends enforcement of the CCO/NOPP while negotiations are ongoing. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

Risks Relating to Our Business and Industry

Our pending Torrance Acquisition may not close when we expect, or at all.

The consummation of the Torrance Acquisition is subject to satisfaction of customary closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. Additionally, as a condition of closing, the Torrance refinery is to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems and shall have operated as required under the acquisition agreement for a period of at least fifteen days after such restoration. The Torrance refinery’s ability to restart its FCC unit and thus return to full operation is contingent upon review and approval by the California Division of Occupational Safety and Health (“Cal/OSHA”). There is no certainty regarding the timing of the approval to restart Torrance’s FCC unit or that such approval will be granted at all by Cal/OSHA, which ultimately may affect the timing and/or our ability to close the Torrance Acquisition. There can be no assurance that we will complete the Torrance Acquisition on the timeframe that we anticipate or under the terms set forth in the purchase agreement, or at all. Failure to complete the Torrance Acquisition or any delays in completing the acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.

We may not be able to successfully integrate the Chalmette Refinery or the Torrance Refinery into our business, or realize the anticipated benefits of these acquisitions.

Following the completion of the Chalmette Acquisition, and if the Torrance Acquisition is completed, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Chalmette Acquisition we did not have any operations in the Gulf Coast and currently do not have any operations in the West Coast, and this may add complexity to effectively overseeing, integrating and operating these refineries and related assets. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these pending acquisitions may prove to be incorrect. These acquisitions involve risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	diversion of management time and attention from our existing business;

•
liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results; and

•	the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets.

We may be required to incur additional consolidated indebtedness to finance the pending Torrance Acquisition. The increased indebtedness may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. The failure to successfully acquire and/or integrate either or both of the acquisitions could adversely impact our stock price and future business and operations.

In connection with our recently completed Chalmette Acquisition and pending Torrance Acquisition, we did not at the time we entered into the respective definitive agreements have access to the type of historical financial information that we will require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.

We have entered into transition services agreements with the sellers of the Chalmette Acquisition and we may enter into transition services agreements with the sellers of our pending Torrance Acquisition. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.

The trading price of our Class A common stock may be adversely affected if we are unable to consummate the Torrance Acquisition.

If the Torrance Acquisition is not completed for any reason, the trading price of our Class A common stock may decline to the extent that the market price of such securities reflects positive market assumptions that the acquisition will be completed and the related benefits will be realized. We may also be subject to additional risks if the Torrance Acquisition is not completed, including:

•	significant costs related to the transaction, such as legal, accounting, filing, financial advisory, and integration costs that have already been incurred or will continue up to closing;

•	the market price of our Class A common stock could decline as a result of further sales of our Class A common stock in the market or the perception that these sales could occur; and

•	potential disruption to our business and distraction of our workforce and management team.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended September 30, 2015, a total of 85,025 PBF LLC Series A Units were exchanged for 85,025 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or current executive officers.

Share Repurchase Program
The following table summarizes the Company's Class A common stock share repurchase activity during the three months ended September 30, 2015:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1-31, 2015	142,487	$28.58	142,487	149,196
August 1-31, 2015	—	—	—	149,196
September 1-30, 2015	—	—	—	149,196
Total	142,487	$28.58	142,487	$149,196
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

10.1(2)
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.
(2)	Indicates management compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	November 5, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

10.1(2)
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.
(2)	Indicates management compensatory plan or arrangement.