Form 10-K
period 2015-12-31
PBF Energy Inc.
filed 2016-02-29
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2015 was $2,441,905,855 based upon the New York Stock Exchange Composite Transaction closing price.
As of February 25, 2016, PBF Energy Inc. had outstanding 97,808,149 shares of Class A common stock and 28 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2015. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF ENERGY INC.

Explanatory Note

This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 95.1% of the outstanding economic interests in, PBF LLC as of December 31, 2015. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business.

PART I
This Annual Report on Form 10-K is filed by PBF Energy. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding Company LLC ("PBF Holding"), PBF Investments LLC (“PBF Investments”), PBF Services Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Toledo Refining Company LLC (“Toledo Refining” or "TRC"), Paulsboro Natural Gas Pipeline Company LLC, Paulsboro Refining Company LLC (“Paulsboro Refining” or "PRC"), Delaware Pipeline Company LLC, Delaware City Refining Company, LLC (“Delaware City Refining” or "DCR"), Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Chalmette Refining, L.L.C. ("Chalmette Refining"), MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, PBF Logistics GP LLC ("PBF GP"), PBF Logistics LP ("PBFX") and PBF Rail Logistics Company LLC.
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

ITEM. 1 BUSINESS
Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate four domestic oil refineries and related assets, which we acquired in 2010, 2011 and November 2015. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 bpd, and a weighted-average Nelson Complexity Index of 11.7. We operate in two reportable business segments: Refining and Logistics.
PBF Energy was formed on November 7, 2011 and is a holding company whose primary asset is a controlling equity interest in PBF LLC. We are the sole managing member of PBF LLC and operate and control all of the business and affairs of PBF LLC. We consolidate the financial results of PBF LLC and its subsidiaries and record a noncontrolling interest in our consolidated financial statements representing the economic interests of the members of PBF LLC other than PBF Energy. PBF LLC is a holding company for the companies that directly or indirectly own and operate our business. PBF LLC is PBF Energy’s predecessor for accounting purposes. Our financial statements and results of operations for periods prior to the completion of our initial public offering are those of PBF LLC. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Energy, through its ownership of PBF LLC, also consolidates the financial results of PBFX and records a noncontrolling interest for the economic interests in PBFX held by the public common unit holders of PBFX.
On February 6, 2015, we completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with The Blackstone Group L.P. ("Blackstone") and First Reserve Management L.P. ("First Reserve"). In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of our Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering.
On October 13, 2015, we completed a public offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses (the "October 2015 Equity Offering"). On November 24, 2015, our subsidiary, PBF Holding, issued $500.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the "2023 Senior Secured Notes").
As of December 31, 2015, we held 97,781,933 PBF LLC Series C Units and our current and former executive officers and directors and certain employees held 4,985,358 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 95.1% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 4.9% of the voting power in us.

Refining
Our four refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. Our Mid-Continent refinery at Toledo processes light, sweet crude and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s WTI-based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality is critical to the profitability of our East Coast refining system. The Chalmette Refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products.
On November 1, 2015, we closed our acquisition of the Chalmette refinery and related logistics assets (the “Chalmette Acquisition”). The Chalmette Acquisition included acquisition of 100% ownership of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore oil Port (“LOOP”) facility through a third party pipeline. We also acquired an 80% ownership in each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery via the Plantation and Colonial Pipelines. The purchase price was $322.0 million, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Loan (as defined below).
The Chalmette Acquisition represents our entry into the Gulf Coast market and we believe the acquisition offers numerous opportunities for us to potentially enhance earnings through exercising our commercial flexibility. The Gulf Coast is a product exporting region and this should be an opportunity for us to participate in the international as well as domestic market. Additionally, the Chalmette refinery currently distributes products to the product-short Northeastern United States through access to the Colonial pipeline and we believe there is an opportunity for the Chalmette refinery to increase its profitability by penetrating further into the local products market. We also entered into a market-based crude supply agreement with Petróleos de Venezuela S.A. (“PDVSA”) in connection with the acquisition. By being flexible in supplying products to the international market, exporting to Petroleum Administration for Defense District 3 ("PADD 3") and increasing local sales, we believe the overall profitability of the refinery can be enhanced.
The acquisition of the Chalmette refinery gives us a broader more diversified asset base and increases the number of operating refineries from three to four, and our combined crude oil throughput capacity from 540,000 bpd to approximately 730,000 bpd. The acquisition provides us with a presence in the attractive PADD 3 market. The Chalmette refinery has excellent conversion capabilities and increases our ability to process low cost heavy sour and high acid crude oils.
Logistics
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF Energy in consolidation.
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). Subsequent to the PBFX Offering, PBF LLC transferred additional logistical assets to PBFX in three separate transactions in exchange for cash and equity consideration. As of December 31, 2015, PBF LLC held a 53.7% limited partner interest (consisting of 2,572,944 common units and 15,886,553 subordinated units) in PBFX, with the remaining 46.3% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights ("IDRs") and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Torrance Sale and Purchase Agreement”) with ExxonMobil Oil Corporation ("ExxonMobil") and its subsidiary, Mobil Pacific Pipeline Company (together, the "Torrance Sellers"), to purchase the Torrance refinery, and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 bpd, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition is expected to further increase the Company's total throughput capacity to approximately 900,000 bpd.
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
The purchase price for the Torrance Acquisition is $537.5 million, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is required to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the Torrance Sale and Purchase Agreement for a period of at least fifteen days after such restoration. PBF Energy expects to finance the transaction with a combination of cash on hand and proceeds from our October 2015 Equity Offering and 2023 Senior Secured Notes offering. Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.
Pending PBFX Plains Asset Purchase
On February 2, 2016, PBFX announced that one of its wholly-owned subsidiaries has entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100.0 million (the "PBFX Plains Asset Purchase"). The acquisition is expected to close in the second quarter of 2016, subject to customary closing conditions.
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

The diagram below depicts our organizational structure as of December 31, 2015:

Management
Public Stockholders
Shares of Class B common stock
Voting rights only
One vote to each PBF LLC Series A unit held by such holder
4.9% of voting power in PBF Energy Inc.
Class A common stock
95.1% of voting power in PBF Energy
100% of economic interests in PBF Energy
PBF LLC Series A Units
Represents 4.9% of the total economic interest of PBF LLC
Not publicly traded
No voting rights
Economic rights only
Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc.
(NYSE: PBF)
(PBF Energy)
Sole Managing Member and PBF LLC Series C units
Represents 95.1% of the total economic interest of PBF LLC
Number of PBF LLC Series C Units held equals number of shares of our Class A common stock outstanding
100% management power in PBF LLC
PBF Energy Company LLC
(PBF LLC)
PBF Logistics GP LLC
(PBF GP)
53.7% limited partner interest
Non-economic general partner interest
Public Unitholders Common Units
46.3% limited partner interest
PBF Logistics LP
(NYSE: PBFX)
(PBF Logistics)
PBF Holding Company LLC
(PBF Holding)
Revolving Loan
8.25% Senior Secured Notes due 2020
7.00% Senior Secured Notes due 2023
Operating Subsidiaries
Refining and Other Operating Subsidiaries
Rail Facility
Catalyst Leases
PBFX Revolving Credit Facility
PBFX Term Loan
PBFX Senior Notes due 2023

Operating Segments
The Company operates in two reportable business segments: Refining and Logistics. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates logistics assets such as crude oil and refined products terminaling, pipeline and storage assets, previously operated and owned by PBF Holding's subsidiaries DCR, TRC and PBF Holding's previously held subsidiary, Delaware Pipeline Company LLC, which were acquired by PBFX in a series of transactions during 2014 and 2015. PBFX is reported in the Logistics segment. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets, did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment. See Note 21 "Segment Information" of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for detailed information on our operating results by business segment.
Refining Segment
We own and operate four refineries in PADDs 1, 2 and 3 providing geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations.
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
At the time of acquisition, we reached an agreement with the State of Delaware that provided for a five-year operating permit and up to approximately $45.0 million of economic support to re-start the facility, and negotiated a new long-term contract with the relevant union at the refinery. As of December 31, 2015, we had received $41.4 million in economic support from the State of Delaware under this agreement. We believe that the refinery’s ability to process lower quality crudes allows us to capture a higher margin as these lower quality crudes are typically priced at discounts to benchmark crudes, and to compete effectively in a region where product demand currently significantly exceeds refining capacity.
We completed the restart of the Delaware City Refinery in October 2011. Since our acquisition through December 31, 2015, we have invested in turnaround and re-start projects at Delaware City, as well as in the strategic development of crude rail unloading facilities. Crude delivered by rail to Delaware City can also be transported via barge to our Paulsboro refinery of other third party destinations. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crudes.
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are transported, via pipes, to an extensive tank farm where they are stored until processing. In addition, there is a 17-bay, 50,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products, which were transferred to PBFX in conjunction with its acquisition of the Delaware City Products Pipeline and Truck Rack (as defined below) in May 2015.
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
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 47,000 bpd FCU and 18,000 bpd hydrocracking unit with vacuum distillation. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer. The Delaware City refinery predominantly produces gasoline, diesel fuels and heating oil as well as certain lower value products such as petroleum coke and LPGs.
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
Feedstocks and Supply Arrangements. In April 2011, we entered into a crude and feedstock supply agreement with Statoil that expired on December 31, 2015. Pursuant to the agreement as amended in October 2012, we directed Statoil to purchase waterborne crude and other feedstocks for Delaware City and Statoil purchased these products on the spot market or through term agreements. Accordingly, Statoil entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil arranged transportation and insurance for these waterborne deliveries of crude and feedstock supply and we paid Statoil a per barrel fee for their procurement and logistics services. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements.
Product Offtake. We currently market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements. Prior to June 30, 2013, we sold the bulk of Delaware City’s clean products to MSCG through an offtake agreement. Under the offtake agreement, MSCG purchased 100% of our finished clean products at Delaware City, which included gasoline, heating oil and jet fuel, as well as our intermediates. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements.

Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement with J. Aron ("Inventory Intermediation Agreement") to support the operations of the Delaware City refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased certain of the finished and intermediate products (collectively the “Products”) located at the refinery upon termination of the MSCG product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks. On May 29, 2015, we entered into amended and restated inventory intermediation agreements for both the Delaware City and Paulsboro refineries (the "A&R Intermediation Agreements") with J. Aron pursuant to which certain terms of the existing Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Tankage Capacity. The Delaware City refinery has total storage capacity of approximately 10.0 million barrels. Of the total, 18 tanks with approximately 3.6 million barrels of storage capacity are dedicated to crude oil and other feedstock storage with the remaining approximately 6.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 65,000 MMBTU per day of natural gas. The Delaware City refinery has a 280 MW power plant located on-site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo-generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers and supplemented by secondary boilers at the FCC and coker.

Paulsboro Refinery
Acquisition. We acquired the entities that owned the Paulsboro refinery (including an associated natural gas pipeline) on December 17, 2010, from Valero for approximately $357.7 million, excluding working capital. The purchase price excludes inventory purchased on our behalf by MSCG and Statoil.
Overview. Paulsboro has a throughput capacity of 180,000 bpd and a Nelson Complexity Index of 13.2. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being Delaware City. Major units at the Paulsboro refinery include crude distillation units, vacuum distillation units, an FCC unit, an Alkylation unit, a delayed coking unit, lube oil processing units and a propane deasphalting unit.
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
Feedstocks and Supply Arrangements. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased under this contract is priced off ASCI.
Product Offtake. Prior to June 30, 2013, we sold the bulk of Paulsboro’s clean products to MSCG through an offtake agreement. With the exception of certain jet fuel and lubricant sales, MSCG purchased 100% of our finished clean products and intermediates under the offtake agreement. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements. Subsequent to the termination of the offtake agreement, we market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements under which we sell approximately 35% of our Paulsboro refinery's gasoline production.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks. On May 29, 2015, the Company and J. Aron amended the Inventory Intermediation Agreement pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
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
Toledo Refinery
Acquisition. Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We also purchased refined and certain intermediate products inventory for approximately $299.6 million, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale was a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, which was paid in full.
Overview. Toledo has a throughput capacity of approximately 170,000 bpd and a Nelson Complexity Index of 9.2. Toledo primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. Toledo produces finished products including gasoline and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer.
The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Major units at the Toledo refinery include a crude unit, an FCC unit, an alkylation unit, a hydrocracker and a UDEX unit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Capline from the south and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.
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
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Toledo. Prior to July 31, 2014, we had a crude oil acquisition agreement with MSCG pursuant to which we directed MSCG to purchase crude and other feedstocks for Toledo. MSCG purchased crude and feedstocks on the spot market. Accordingly, MSCG entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, MSCG arranged transportation and insurance for the crude and feedstock supply and we paid MSCG a per barrel fee for their procurement and logistics services. We paid MSCG on a daily basis for the corresponding volume of crude or feedstocks two days after they were consumed in conjunction with the refining process.
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
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was transferred to PBFX in conjunction with its acquisition of the Toledo Storage Facility (as defined below) in December 2014.
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
Chalmette Refinery
Acquisition. On November 1, 2015, we acquired from ExxonMobil Oil Corporation ("ExxonMobil"), Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the "Chalmette Sellers"), the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement by both parties.
Overview. The Chalmette refinery is located on a 400-acre site outside of New Orleans, Louisiana. It is a dual-train coking refinery with a Nelson Complexity Index of 12.7 and is capable of processing both light and heavy crude oil though its 189,000 bpd crude unit and downstream Coker, FCC and alkylation units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility with approximately 7.5 million barrels of shell capacity.
The Chalmette refinery primarily processes a variety of light and heavy crude oils. The Chalmette refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures high-value petrochemicals including benzene and xylene.
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	189,000
Fluid Catalytic Cracking Unit (FCC)	72,000
Hydrotreating Units	158,000
Delayed Coker	29,000
Catalytic Reforming Units	22,000
Alkylation Unit (Alky)	15,000
Feedstocks and Supply Arrangements. In connection with the Chalmette Acquisition on November 1, 2015, we assumed a crude supply arrangement with PDVSA that has a ten year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. Additionally, we obtain crude and feedstocks from other sources through connections to the CAM and MOEM Pipelines as well as ship docks and truck racks.
Product Offtake. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of their clean products are delivered to customers via pipelines. The Chalmette refinery's ownership of the Collins Pipeline and T&M Terminal provide it with strategic access to Southeast and East Coast markets through third party logistics. The Chalmette refinery has an offtake agreement for its truck rack whereby ExxonMobil purchases approximately 50% of the 14,000 barrel per day capacity.
Tankage Capacity. Chalmette has a total tankage capacity of approximately 7.5 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 5.4 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 30,000 MMBTU per day of natural gas. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from a third party supplier.
Logistics Segment
We formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's operations are aggregated into the Logistics segment. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries. PBFX's revenues are generated from agreements it has with PBF Energy and its subsidiaries for such services. PBFX currently does not generate third party revenue and therefore intersegment related revenues are eliminated in consolidation by PBF Energy. Prior to their acquisition by PBFX, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets did not generate third party or intra-entity revenue and were not considered to be a separate reportable segment.
PBFX's assets consist of the following:

•	The DCR Rail Terminal - A 130,000 bpd light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Energy’s Delaware City and Paulsboro refineries.

•	The DCR West Rack - A 40,000 bpd heavy crude oil unloading rack which commenced operations in August 2014 and serves PBF Energy’s Delaware City refinery.

•	The Toledo Truck Terminal - A truck terminal currently comprised of six lease automatic custody transfer (“LACT”) units, with unloading capacity of 22,500 bpd.

•
The Toledo Storage Facility - A storage facility which services PBF Energy's Toledo refinery and consists of 30 tanks for storing crude oil, refined products and intermediates with aggregate capacity of 3.9 million barrels as well as a propane storage and unloading facility consisting of 27 propane storage bullets and a truck loading facility with a throughput capacity of 11,000 bpd.

•
Delaware City Products Pipeline and Truck Rack - The Delaware City Products Pipeline consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with in excess of 125,000 bpd of capacity located at PBF Energy's Delaware City refinery. The Delaware City Truck Rack consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline and distillates.

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
Effective May 14, 2015, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of the Delaware City Products Pipeline and Truck Rack (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”), for total consideration of $143.0, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units. The Delaware City Products Pipeline is a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack is a 15-lane, 76,000 bpd truck loading rack.
Subsequent to the transactions described above, as of December 31, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX consisting of 2,572,944 common units and 15,886,553 subordinated units. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2015, 2014 and 2013, gasoline and distillates accounted for 88.0%, 86.0% and 88.6% of our revenues, respectively.

Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2015 and 2014, no single customer accounted for 10% or more of our revenues, respectively. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015. As of December 31, 2014, no single customer accounted for 10% or more of our total trade accounts receivable.
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
Competition
The refining business is very competitive. We compete directly with various other refining companies on the East and Gulf Coasts and in the Mid-Continent, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of industrial, commercial and individual consumers. Some of our competitors have expanded the capacity of their refineries and internationally new refineries are coming on line which could also affect our competitive position.
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
Corporate Offices
We lease approximately 53,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2017. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Employees
As of December 31, 2015, we had approximately 2,270 employees. At Paulsboro, 286 of our 454 employees are covered by a collective bargaining agreement. In addition, 927 of our 1,584 employees at Delaware City, Toledo and Chalmette are covered by a collective bargaining agreement. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. At Delaware City, Toledo and Chalmette, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers ("USW"). The agreements with the USW covering Delaware City and Toledo are scheduled to expire in February 2018 while the agreement with the USW covering Chalmette is scheduled to expire in January 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers ("IOW") under a contract scheduled to expire in March 2018.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 29, 2016:

Name	Age	Position
Thomas D. O’Malley	74	Executive Chairman of the Board of Directors
Thomas J. Nimbley	64	Chief Executive Officer
Matthew C. Lucey	42	President
Erik Young	39	Senior Vice President, Chief Financial Officer
Jeffrey Dill	54	President, Western Region
Thomas L. O'Connor	43	Senior Vice President, Commercial
Herman Seedorf	64	Senior Vice President of Refining
Paul Davis	53	Senior Vice President, Western Region Commercial Operations
Trecia Canty	46	Senior Vice President, General Counsel
Thomas D. O’Malley has served as Executive Chairman of our Board since our formation in November 2011, served as Executive Chairman of the Board of Directors of PBF LLC and its predecessors from March 2008 to February 2013, and was the Chief Executive Officer of PBF LLC and its predecessors from inception until June 2010. Mr. O’Malley has also served as the Chairman of the Board of Directors of PBF GP since 2014. He has more than 30 years of experience in the refining industry. He served as Chairman of the Board of Petroplus Holdings A.G., listed on the Swiss Exchange, from May 2006 until February 2011, and was Chief Executive Officer from May 2006 until September 2007. Mr. O’Malley was Chairman of the Board of Premcor Inc. ("Premcor"), a domestic oil refiner and Fortune 250 company listed on the NYSE, from February 2002 until its sale to Valero in August 2005 and was Chief Executive Officer from February 2002 to January 2005. Before joining Premcor, Mr. O’Malley was Chairman and Chief Executive Officer of Tosco Corporation ("Tosco"). This Fortune 100 company, listed on the NYSE, was the largest independent oil refiner and marketer of oil products in the United States, with annualized revenues of approximately $25.0 billion when it merged with Phillips Petroleum Company ("Phillips") in September 2001.
Thomas J. Nimbley has served as our Chief Executive Officer since June 2010 and on our Board of Directors since October 2014. He was our Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries, including PBF GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips and subsequently Senior Vice President and head of Refining for ConocoPhillips ("ConocoPhillips") domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew C. Lucey has served as our President since January 2015 and was our Executive Vice President from April 2014 to December 2014. Mr. Lucey served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
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
Jeffrey Dill has served as our President, PBF Energy Western Region LLC since September 2015 and was our Senior Vice President, General Counsel and Secretary for more than five years prior thereto. Previously he served as Senior Vice President, General Counsel and Secretary for Maxum Petroleum, Inc., a national marketer and logistics company for petroleum products and Vice President, General Counsel and Secretary at Neurogen Corporation, a drug discovery and development company, from March 2006 to December 2007. Mr. Dill has close to 20 years' experience providing business and legal support to refining, transportation and marketing organizations in the petroleum industry, including positions at Premcor, ConocoPhillips, Tosco and Unocal Corporation.
Thomas L. O’Connor has served as our Senior Vice President, Commercial since September 2015. Mr. O'Connor joined us as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as our Co-Head of commercial activities. Prior to joining the Company, Mr. O'Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O'Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
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
Paul Davis has served as our Senior Vice President, Western Region Commercial Operations since September 2015. Mr. Davis joined us in April of 2012 and has been head of PBF's commercial operations related to crude oil and refinery feedstock sourcing since May of 2013 and, from January 2015 to September 2015, served as our Co-Head of Commercial. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company ("HETCO") from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.

Trecia Canty has served as our Senior Vice President, General Counsel and Secretary since September 2015. In her role, Ms. Canty is responsible for the Legal Department and Contracts Administration. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led the Company's commercial and finance legal operations since joining us in November 2012. Prior to joining the Company, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton. Ms. Canty has over 20 years of experience focused on energy, mergers and acquisition, securities, finance and corporate matters. Ms. Canty has supported a broad range of functions across the PBF organization and has played a vital role in multiple financings, the Chalmette and Torrance acquisitions, and numerous commercial arrangements.
Mr. Thomas O'Malley is the uncle, by marriage, of Mr. Matthew Lucey.
Environmental, Health and Safety Matters
The Company's refinery, pipeline and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of matter into the environment or otherwise relating to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities. Permits are also required under these laws for the operation of our refineries, pipelines and related operations and these permits are subject to revocation, modification and renewal. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of operations and capital requirements. We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits.
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

The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The final standards were issued on November 30, 2015. The standards issued by the EPA include volume requirements in the annual standards which, while below the volumes originally set by Congress, increased renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA also increased the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
On December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies ("MACT") for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.
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
In connection with each of our acquisitions, we assumed certain environmental remediation obligations. In the case of the Paulsboro refinery, a self-guarantee is in place to meet state financial assurance requirements, in the amount of approximately $12.1 million, the estimated cost of the remediation obligations. Both the short and long-term portions of this environmental liability are recorded in accrued expenses and other long-term liabilities, respectively. In connection with the acquisition of the Chalmette refinery, the Company obtained $3.9 million in financial assurance (in the form of surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of 30 years.
In connection with the acquisition of the Delaware City refinery, the prior owners remain responsible, subject to certain limitations, for certain environmental obligations including ongoing remediation of soil and groundwater contamination at the site. Further, in connection with the Delaware City and Paulsboro acquisitions, we purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each refinery. In connection with the acquisition of the Toledo refinery, the seller, subject to certain limitations, initially retains remediation obligations which will transition to us over a 20-year period. However, there can be no assurance that any available indemnity, self-guarantee or insurance will be sufficient to cover any ultimate environmental liabilities we may incur with respect to our refineries, which could be significant. In connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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
“CAA” refers to the Clean Air Act.
“CAM Pipeline” refers to the Clovelly-Alliance-Meraux pipeline in Louisiana.
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
“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 2-1-1 crack spread, which is a general industry standard utilized by our Delaware City, Paulsboro and Chalmette refineries that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of heating oil or ULSD and (b) the 4-3-1 crack spread, which is a benchmark utilized by our Toledo refinery that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce three barrels of gasoline and one-half barrel of jet fuel and one-half barrel of ULSD.
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
“GHG” refers to greenhouse gas.
“Group I base oils or lubricants” refers to conventionally refined products characterized by sulfur content less than 0.03% with a viscosity index between 80 and 120. Typically, these products are used in a variety of automotive and industrial applications.
“heavy crude oil” refers to a relatively inexpensive crude oil with a low API gravity characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel.
“IPO” refers to the initial public offering of PBF Energy’s Class A common stock which closed on December 18, 2012.
"J. Aron" refers to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc.
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
"LLS" refers to Light Louisiana Sweet benchmark for crude oil reflective of Gulf coast economics for light sweet domestic and foreign crudes.
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
"MOEM Pipeline" refers to a pipeline that originates at a terminal in Empire, Louisiana approximately 30 miles north of the mouth of the Mississippi River. The MOEM Pipeline is 14 inches in diameter, 54 miles long and transports crude from South Louisiana to Chalmette Refining, L.L.C. The MOEM Pipeline transports Heavy Louisiana Sweet (HLS) and South Louisiana Intermediate (SLI) crude.
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
“NYMEX” refers to the New York Mercantile Exchange.
"NYSE" refers to the New York Stock Exchange.
"PADD" refers to Petroleum Administration for Defense Districts.
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
“Syncrude” refers to a blend of Canadian synthetic oil, a light, sweet crude oil, typically characterized by API gravity between 30° and 32° and a sulfur content of approximately 0.1-0.2 weight percent.
“throughput” refers to the volume processed through a unit or refinery.

“turnaround” refers to a periodically required shutdown and comprehensive maintenance event to refurbish and maintain a refinery unit or units that involves the inspection of such units and occurs generally on a periodic cycle.
“ULSD” refers to ultra-low-sulfur diesel.
“Valero” refers to Valero Energy Corporation.
“WCS” refers to Western Canadian Select, a heavy, sour crude oil blend typically characterized by API gravity between 20° and 22° and a sulfur content of approximately 3.5 weight percent that is used as a benchmark for heavy Western Canadian crude oil.
“WTI” refers to West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by API gravity between 38° and 40° and a sulfur content of approximately 0.3 weight percent that is used as a benchmark for other crude oils.
“WTS” refers to West Texas Sour crude oil, a sour crude oil characterized by API gravity between 30° and 33° and a sulfur content of approximately 1.28 weight percent that is used as a benchmark for other sour crude oils.
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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. For example, during the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $427.2 million and $258.0 million, respectively, reflecting the net change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015.
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

Our profitability is affected by crude oil differentials and related factors, which fluctuate substantially.
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro and Chalmette refineries. For our Toledo refinery, historically crude prices have been slightly above the WTI benchmark, however, that premium to WTI typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differential narrows. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has decreased from $19.45 per barrel in 2014 to $11.87 per barrel for the year ended December 31, 2015, however, this decrease may not be indicative of the differential going forward. Moreover, a further narrowing of the light-heavy differential may reduce our refining margins and adversely affect our profitability and earnings. In addition, while our Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in our Toledo refinery losing a portion of its crude price advantage over certain of our competitors, which negatively impacts our profitability. This applies as well to our East Coast strategy of delivering crude by rail, which has been unfavorably impacted by narrowing Dated Brent/WTI differentials during 2015 and our rail related commitments. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any further or continued narrowing of these differentials could have a material adverse effect on our business and profitability.
The recent repeal of the crude oil export ban in the United States may affect our profitability.
In December 2015, the United States Congress passed and the President signed the 2016 Omnibus Appropriations bill which included a repeal of the ban on the export of crude oil produced in the United States. The crude export ban was established by the Energy Policy and Conservation Act in 1975 to reduce reliance on foreign oil producing countries. While there are differing views on the magnitude of the impact of lifting the crude export ban on crude oil prices, most economists believe the export ban repeal will lead to higher crude oil prices and in turn higher gasoline prices in the United States. Crude oil is our most significant input cost and there is no guaranty that increases in our crude oil costs will be offset by corresponding increases in the selling prices of our refined products. As a result, an increase in crude oil prices resulting from the repeal of the crude oil export ban may reduce our profitability.
Our recent historical earnings have been concentrated and may continue to be concentrated in the future.
Our four refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude and refined product slates, and customer demand, may cause an individual refinery to contribute more significantly to our earnings than others for a period of time. For example, our Toledo, Ohio refinery in the past has produced a substantial portion of our earnings. As a result, if there were a significant disruption to operations at this refinery, our earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to Toledo’s portion of our consolidated throughput. The Toledo refinery, or one of our other refineries, may continue to disproportionately affect our results of operations in the future. Any prolonged disruption to the operations of such refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, could have a material adverse effect on our business, results of operations or financial condition.

A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating four refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistical assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
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

Our Chalmette refinery, located on the Mississippi River, sources approximately 50% of its crude oil and feedstocks via marine terminals and approximately 50% via pipelines. The Chalmette refinery distributes approximately 80% of its refined products through the Collins Pipeline, 15% through marine terminals and 5% through its truck rack. As with our other refineries, any interruption of supply or deliver or other issues with logistical assets, or an increased cost of receiving crude oil and delivering refined products to market could negatively impact our results of operations and cash flows.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Inventory Intermediation Agreements. We terminated our supply agreement with Statoil for our Delaware City refinery effective December 31, 2015 and our MSCG offtake agreements for our Paulsboro and Delaware City refineries effective July 1, 2013. Concurrent with the termination of our MSCG offtake agreements, we entered into Inventory Intermediation Agreements with J. Aron at our Paulsboro and Delaware City refineries. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside of the refineries as agreed upon by both parties). On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties. We market and sell the finished products independently to third parties.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our A&R Intermediation Agreements with J. Aron would require us to finance our refined products inventory covered by the agreements at terms that may not be as favorable. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the refineries’ storage tanks (or at other locations outside of the refineries as agreed upon by both parties) upon termination of these agreements, which may have a material adverse impact on our working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
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
Global financial markets and economic conditions have been, and may continue to be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and the generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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
At Delaware City, Toledo and Chalmette, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers ("USW"). The agreements with the USW covering Delaware City and Toledo are scheduled to expire in February 2018 while the agreement with the USW covering Chalmette is scheduled to expire in January 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers ("IOW") under a contract scheduled to expire in March 2018. Future negotiations after 2018 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
Our hedging activities may limit our potential gains, exacerbate potential losses and involve other risks.
We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis. Consistent with that policy we may hedge some percentage of future crude supply. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil and refined product prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

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
The United States Congress in 2010 adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has proposed rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The legislation may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
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
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in future litigation or other proceedings. If we were to be held responsible for damages in any litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at each of our refineries. Currently, remediation projects are underway in accordance with regulatory requirements at the Paulsboro, Delaware City and Chalmette refineries. In connection with the acquisitions of our refineries, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations at the Paulsboro and Chalmette refineries. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our financial condition. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”
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
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases ("GHGs"), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the "CAA"). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
Climate change could have a material adverse impact on our operations and adversely affect our facilities.
Some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.
In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.
Renewable fuels mandates may reduce demand for the refined fuels we produce, which could have a material adverse effect on our results of operations and financial condition. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase renewable fuel credits, known as “RINS,” which may have fluctuating costs. We have seen a fluctuation in the cost of RINs required for compliance with the RFS. We incurred approximately $171.6 million in RINs costs during the year ended December 31, 2015 as compared to $115.7 million and $126.4 million during the years ended December 31, 2014 and 2013, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.

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
The consummation of the Torrance Acquisition is subject to satisfaction of customary closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. Additionally, as a condition of closing, the Torrance refinery is required to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems and shall have operated as required under the acquisition agreement for a period of at least fifteen days after such restoration. The Torrance refinery’s ability to restart its FCC unit and thus return to full operation is contingent upon review and approval by the California Division of Occupational Safety and Health (“Cal/OSHA”) and the South Coast Air Quality Management District ("SCAQMD"). There is no certainty regarding the timing of the approval to restart Torrance’s FCC unit or that such approval will be granted at all by Cal/OSHA and SCAQMD, which ultimately may affect the timing and/or our ability to close the Torrance Acquisition. There can be no assurance that we will complete the Torrance Acquisition on the timeframe that we anticipate or under the terms set forth in the purchase agreement, or at all. Failure to complete the Torrance Acquisition or any delays in completing the acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.
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
In connection with our recently completed Chalmette Acquisition and pending Torrance Acquisition, we did not have access to the type of historical financial information that we may require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
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
Our substantial indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2015, we have total long-term debt including the Delaware Economic Development Authority Loan, of $1,881.6 million, excluding debt issuance costs, and we could incur an additional $980.8 million under our credit facilities. With the exception of the PBFX Senior Notes, all of our long-term debt is secured. We may incur additional indebtedness in the future. Our strategy includes executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

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
Provisions in our indentures could discourage an acquisition of us by a third party.
Certain provisions of our indentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as described in the Senior Secured Notes (as defined below) and PBFX Senior Notes (as defined below) indentures, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.
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
Our PBF Holding asset based revolving credit agreement (the “Revolving Loan”), 8.25% Senior Secured Notes due 2020 issued by PBF Holding in February 2012 (the “2020 Senior Secured Notes”), 7.00% Senior Secured Notes due 2023 issued by PBF Holding in November 2015 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secured Notes, the "Senior Secured Notes") and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. PBFX’s five-year, $325.0 million senior secured revolving credit facility (the “PBFX Revolving Credit Facility”), PBFX’s three-year, $300.0 million term loan facility (the “PBFX Term Loan”) and PBFX's 6.875% Senior Notes due 2023 (the "PBFX Senior Notes") also contain covenants that limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to make distributions and other restricted payments and restrict PBFX’s ability to incur liens and enter into burdensome agreements. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets, and PBFX is subject to a similar prohibition. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to our stockholders, if any.
The other members of PBF LLC may have influence or control over us.
The interests of the other members of PBF LLC may not in all cases be aligned with our Class A common stockholders’ interests. For example, these members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement described below. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to our Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2016 Proxy Statement.
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
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of December 31, 2015, we have recognized a liability for the tax receivable agreement of $661.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges that occurred prior to that date, and to range over the next five years from approximately $37.5 million to $56.6 million per year and decline thereafter. Future payments by us in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be material as well. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivable agreement. The foregoing numbers are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy’s Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. For example, with respect to the amount and timing of PBF Energy’s income, if 50% or more of the capital and profits interests in PBF LLC are transferred in a taxable sale or exchange within a period of 12 consecutive months, PBF LLC will undergo, for federal income tax purposes, a “technical termination” that could affect the amount of PBF LLC’s taxable income in any year and the allocation of taxable income among the members of PBF LLC, including PBF Energy. The actual payments under the tax receivable agreement could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon any recipient’s continued ownership of us.
In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our Company.
The tax receivable agreement provides that upon certain changes of control, or if, at any time, PBF Energy elects an early termination of the tax receivable agreement, PBF Energy’s (or its successor’s) obligations with respect to exchanged or acquired PBF LLC Series A Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including (i) that PBF Energy would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and (ii) that the subsidiaries of PBF LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. Moreover, in each of these instances, we would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. Assuming that the market value of a share of our Class A common stock equals $36.81 per share (the closing price on December 31, 2015) and that LIBOR were to be 1.85%, we estimate that, as of December 31, 2015 the aggregate amount of these accelerated payments would have been approximately $625.4 million if triggered immediately on such date. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the tax receivable agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations. These provisions may deter a potential sale of our Company to a third party and may otherwise make it less likely that a third party would enter into a change of control transaction with us.
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
We depend on PBFX to receive, handle, store and transfer crude oil and petroleum products for us from our operations and sources located throughout the United States and Canada in support of our four refineries under long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term of approximately seven to ten years and include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
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
In addition, as of December 31, 2015, PBF LLC owns 2,572,944 common units and 15,886,553 subordinated units representing an aggregate 53.7% limited partner interest in PBFX, as well as all of the incentive distribution rights and a non-economic general partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
PBFX may not have sufficient available cash to pay any quarterly distribution on its units. Furthermore, PBFX is not required to make distributions to holders of units on a quarterly basis or otherwise, and may elect to distribute less than all of its available cash.
PBFX may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution. The amount of cash it can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of crude oil it throughputs; PBFX’s entitlement to payments associated with minimum volume commitments; the fees it charges for the volumes throughput; the level of its operating, maintenance and general and administrative costs; and prevailing economic conditions. In addition, the actual amount of cash PBFX will have available for distribution will depend on other factors, some of which are beyond its control, including: the level and timing of capital expenditures it makes; the amount of its operating expenses and general and administrative expenses, and payment of the administrative fees for services provided to it by PBF GP and its affiliate; the cost of acquisitions, if any; debt service requirements and other liabilities; fluctuations in working capital needs; PBFX’s ability to borrow funds and access capital markets; restrictions contained in the PBFX Revolving Credit Facility, the PBFX Senior Notes and the PBFX Term Loan and other debt service requirements; the amount of cash reserves established by PBF GP; and other business risks affecting cash levels.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including PBFX, or an investment in its common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. Congress considers substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for PBFX to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in PBFX common units.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business”.

ITEM 3. LEGAL PROCEEDINGS
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining" or "DCR") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control ("DNREC") issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment. It is possible that DNREC will assess a penalty in this matter but any such amount is not expected to be material to the Company.
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the "Order") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
PBF Energy Class A common stock trades on the New York Stock Exchange under the symbol “PBF.” Our Class B common stock is not publicly traded.
As of February 25, 2016 there were 12 holders of record of our Class A common stock and 28 holders of record of our Class B common stock.
The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange for the prior two fiscal years and dividends declared on such stock for the same periods.

	Sales Prices of the Common Stock		Dividends Per Common Share
	High	Low
2015
First Quarter ended March 31, 2015	$34.56	$22.89	$0.30
Second Quarter ended June 30, 2015	$34.62	$25.58	$0.30
Third Quarter ended September 30, 2015	$36.93	$25.80	$0.30
Fourth Quarter ended December 31, 2015	$41.75	$29.70	$0.30
2014
First Quarter ended March 31, 2014	$31.66	$23.57	$0.30
Second Quarter ended June 30, 2014	$32.48	$25.61	$0.30
Third Quarter ended September 30, 2014	$28.55	$23.57	$0.30
Fourth Quarter ended December 31, 2014	$30.75	$21.02	$0.30
Dividend and Distribution Policy
Subject to the following paragraphs, PBF Energy currently intends to continue to pay quarterly cash dividends of approximately $0.30 per share on its Class A common stock. The declaration, amount and payment of this and any other future dividends on shares of Class A common stock will be at the sole discretion of PBF Energy's board of directors.
PBF Energy is a holding company and has no material assets other than its ownership interests of PBF LLC. In order for PBF Energy to pay any dividends, it needs to cause PBF LLC to make distributions to it and the holders of PBF LLC Series A Units, and PBF LLC needs to cause PBF Holding and/or PBFX to make distributions to it, in at least an amount sufficient to cover cash dividends, if any, declared by PBF Energy. Each of PBF Holding and PBFX is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, PBF LLC may be unable to obtain cash from PBF Holding and/or PBFX to satisfy its obligations and make distributions to PBF Energy for dividends, if any, to PBF Energy's stockholders. If PBF LLC makes such distributions to PBF Energy, the holders of PBF LLC Series A Units will also be entitled to receive pro rata distributions.
The ability of PBF Holding to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Loan, 2020 Senior Secured Notes, 2023 Senior Secured Notes (together with the 2020 Senior Secured Notes, the "Senior Secured Notes") and other debt instruments. Subject to certain exceptions, the Revolving Loan and the indentures governing the Senior Secured Notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Loan contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
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
PBF Holding made $350.7 million in distributions to PBF LLC during the year ended December 31, 2015. PBF LLC used $112.8 million of this amount in total to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $106.6 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $106.6 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on November 25, 2015, August 10, 2015, May 27, 2015, and March 10, 2015. PBF LLC used the remaining $237.9 million from PBF Holding’s distributions to make tax distributions to its members, including $224.7 million to PBF Energy. In addition, PBFX made aggregate quarterly distributions of $49.5 million ($1.44 per unit) during the year ended December 31, 2015 to holders of its common and subordinated units, of which $26.7 million was paid to PBF LLC.
PBF LLC owns all of the IDRs of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF LLC on its partnership interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units or subordinated units that it owns. PBFX made IDR payments of $0.5 million to PBF LLC based on its distributions for the year ended December 31, 2015.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the periods commencing December 13, 2012 through December 31, 2015. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: Alon USA Energy, Inc.; CVR Energy Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; Phillips 66; Tesoro Corporation; Valero Energy Corporation; and Western Refining, Inc.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015
PBF Energy Inc. Class A Common Stock	$110.67	$124.73	$110.48	$158.67
S&P 500	100.91	133.59	151.88	153.98
Peer Group	103.11	149.73	146.74	182.21

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for Class A Common Stock
In the fourth quarter of 2015, a total of 126,000 PBF LLC Series A Units were exchanged for 126,000 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or executive officers.
Share Repurchase Program
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Class A common stock (as amended from time to time, the "Repurchase Program"). The Repurchase Program expires on September 30, 2016. In addition, on October 29, 2014, the Company's Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
There were no repurchases of the Company's Class A Common Stock during the fourth quarter of 2015. For the period of time from the inception of the Repurchase Program through December 31, 2015, the Company purchased 6,050,717 shares for $150.8 million. As of December 31, 2015, the Company had $149.2 million remaining authorization under the Repurchase Program.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2015. The information regarding equity compensation plans approved by security holders represents our 2012 Equity Incentive Plan.

	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(1)
Plan Category
Equity compensation plans approved by security holders	4,256,375	$27.89	406,586
Equity compensation plans not approved by security holders	—	—	—
Total	4,256,375	$27.89	406,586

(1) Securities available for future issuance under the plan can be issued in various forms, including, without limitation, restricted stock and stock options.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF Energy. The data presented is PBF Energy's data, unless otherwise noted. The selected historical consolidated financial data as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, have been derived from our audited financial statements, included in "Item 8. Financial Statements and Supplementary Data." The selected historical consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from the audited financial statements of PBF Energy and PBF LLC not included in this Annual Report on Form 10-K. As a result of the Toledo and Chalmette acquisitions, the historical consolidated financial results of PBF LLC only includes the results of operations for the Toledo and Chalmette refineries from March 1, 2011 and November 1, 2015 forward, respectively.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Statement of operations data:
Revenues	$13,123,929	$19,828,155	$19,151,455	$20,138,687	$14,960,338
Costs and expenses:
Cost of sales, excluding depreciation	11,481,614	18,471,203	17,803,314	18,269,078	13,855,163
Operating expenses, excluding depreciation	904,525	883,140	812,652	738,824	658,831
General and administrative expenses (1)	181,266	146,661	95,794	120,443	86,911
Gain on sale of asset	(1,004)	(895)	(183)	(2,329)	—
Depreciation and amortization expense	197,417	180,382	111,479	92,238	53,743
Income (loss) from operations	360,111	147,664	328,399	920,433	305,690
Other (expense) income:
Change in tax receivable agreement liability	18,150	2,990	(8,540)	—	—
Change in fair value of continent consideration	—	—	—	(2,768)	(5,215)
Change in fair value of catalyst lease obligation	10,184	3,969	4,691	(3,724)	7,316
Interest expense, net	(106,187)	(98,764)	(93,784)	(108,629)	(65,120)
Income (loss) before income taxes	282,258	55,859	230,766	805,312	242,671
Income tax expense (benefit)	86,725	(22,412)	16,681	1,275	—
Net income (loss)	195,533	78,271	214,085	804,037	$242,671
Less: net income attributable to noncontrolling interests	49,132	116,508	174,545	802,081
Net income (loss) attributable to PBF Energy Inc.	$146,401	$(38,237)	$39,540	$1,956
Weighted-average shares of Class A common stock outstanding:
Basic	88,106,999	74,464,494	32,488,369	23,570,240
Diluted	94,138,850	74,464,494	33,061,081	97,230,904
Net income (loss) available to Class A common stock per share:
Basic	$1.66	$(0.51)	$1.22	$0.08
Diluted	$1.65	$(0.51)	$1.20	$0.08
Dividends per common share	$1.20	$1.20	$1.20	$—
Balance sheet data (at end of period) :
Total assets	$6,105,124	$5,164,008	$4,413,808	$4,253,702	$3,621,109
Total long-term debt (2)	1,881,637	1,260,349	747,576	729,980	804,865
Total equity	2,095,857	1,693,316	1,715,256	1,723,545	1,110,918
Other financial data :
Capital expenditures (3)	$981,080	$631,332	$415,702	$222,688	$574,883
——————————

(1)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and other pending and non-consummated acquisitions of $5.8 million in 2015 as well as the Paulsboro and Toledo acquisitions and non-consummated acquisitions of $0.7 million in 2011.

(2)	Total long-term debt, excluding debt issuance costs, includes current maturities and our Delaware Economic Development Authority Loan.

(3)
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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•termination of our A&R Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•payments to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under our tax receivable agreement for certain tax benefits we may claim;

•our assumptions regarding payments arising under PBF Energy's tax receivable agreement and other arrangements relating to our organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of our Class A common stock as contemplated by the tax receivable agreement, the price of our Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income;
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
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•adverse impacts related to recent legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•market risks related to the volatility in the price of Renewable Identification Numbers ("RINS") required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•our ability to consummate the pending acquisition of the ownership interests of the Torrance refinery and related logistics assets, the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
•liabilities arising from the Chalmette Acquisition and/or Torrance Acquisition that are unforeseen or exceed our expectations;
•risk associated with the operation of PBFX as a separate, publicly traded entity;
•potential tax consequences related to our investment in PBFX; and
•any decisions we make with respect to our energy-related logistical assets that may be transferred to PBFX.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy which is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 95.1% of the outstanding economic interests in, PBF LLC as of December 31, 2015. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries.

Executive Summary
Our business operations are conducted by PBF LLC and its subsidiaries. We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate four domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, and New Orleans, Louisiana. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 bpd, and a weighted average Nelson Complexity Index of 11.7. Effective with the completion of the PBFX Offering in May 2014, the Company operates in two reportable business segments: Refining and Logistics. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
The following table summarizes our history and key events:

March 2008	PBF was formed.
June 2010	The idle Delaware City refinery and its related assets were acquired from affiliates of Valero.
December 2010	The Paulsboro refinery and its related assets were acquired from affiliates of Valero.
March 2011	The Toledo refinery and its related assets were acquired from Sunoco.
October 2011	The Delaware City refinery became operational.
February 2012	Our subsidiary, PBF Holding, issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020.
December 2012	PBF Energy completed the initial public offering of its common equity. In connection with the initial public offering, PBF Energy became the sole managing member of PBF LLC.
February 2013	PBFX was formed to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets.
May 2014	PBFX completed its initial public offering of 15,812,500 common units at a price to the public of $23.00 per unit.
February 2015	Blackstone and First Reserve sold, in a secondary offering, their remaining shares of Class A common stock.
May 2015	PBFX issued $350.0 million aggregate principal amount of 6.875% Senior Notes due 2023.
September 2015	PBF Energy announced the pending Torrance Acquisition.
October 2015	PBF Energy completed a public offering of 11,500,000 shares of its Class A common stock.
November 2015	The Chalmette refinery and its related assets were acquired from ExxonMobil and PDV Chalmette, Inc.
November 2015	Our subsidiary, PBF Holding, issued $500.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2023.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.

Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, Inc., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.

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

The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement by both parties. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line.

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
PBFX’s initial assets consisted of the Delaware City Rail Terminal and the Toledo Truck Terminal, which are integral components of the crude oil delivery operations at PBF Energy’s refineries. All of PBFX’s initial revenue was derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling and transferring crude oil. These transactions are eliminated by PBF Energy in consolidation.
PBFX received proceeds (after deducting underwriting discounts and structuring fees but before estimated offering expenses) from the PBFX Offering of approximately $341.0 million. PBFX used the net proceeds from the offering to: (i) distribute approximately $35.0 million to PBF LLC for certain capital expenditures incurred prior to the closing of the PBFX Offering with respect to assets contributed to PBFX and to reimburse it for estimated offering expenses; (ii) pay debt issuance costs of approximately $2.3 million related to the PBFX Revolving Credit Facility and the PBFX Term Loan; and (iii) purchase $298.7 million in U.S. Treasury or other investment grade securities which will be used to fund anticipated capital expenditures by PBFX. PBFX retained approximately $5.0 million for general partnership purposes. PBFX also borrowed $298.7 million under the PBFX Term Loan, which is secured by a pledge of the U.S. Treasury or other investment grade securities held by PBFX, and distributed the proceeds of such borrowings to PBF LLC. PBF LLC contributed the proceeds of the PBFX Offering and PBFX Term Loan borrowings to PBF Holding, which intends to use such funds for general corporate purposes. In addition, as of December 31, 2015, 403,375 phantom units with distribution equivalent rights were granted under the PBFX long term incentive plan to certain directors, officers (including our named executive officers) and employees of PBF GP or its affiliates, which will vest in equal annual installments over a four-year period.

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
Effective May 14, 2015, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interest of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of the Delaware City Products Pipeline and Truck Rack, for total consideration of $143.0 million, consisting of $112.5 million of cash and $30.5 million of Partnership common units, or 1,288,420 common units. The cash consideration was funded by PBFX with $88.0 million in proceeds from the PBFX 6.875% Senior Notes due 2023, sale of approximately $0.7 million in marketable securities and $23.8 million in borrowings under PBFX Revolving Credit Facility. PBFX borrowed an additional $0.7 million under its Revolving Credit Facility to repay $0.7 million of its Term Loan in order to release the $0.7 million in marketable securities that had collateralized the Term Loan.
Subsequent to the transactions described above, as of December 31, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 46.3% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes. In 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August 15, 2014, the agreement was amended and restated once more to, among other things, increase the maximum availability to $2.50 billion and extend its maturity to August 2019. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.75 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have also been reduced in the amended and restated Revolving Loan.
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Secured Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity from March 31, 2016 to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the used portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
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
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX ("PBF Logistics Finance," and together with PBFX, the "Issuers"), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of the PBFX Senior Notes. PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350.0 million aggregate

PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.
J. Aron Intermediation Agreements
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Crude Oil Acquisition Agreement Terminations
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
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. We have a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries.
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
Additionally, a series of secondary offerings were made in 2013, 2014 and 2015 whereby funds affiliated with Blackstone and First Reserve sold their interests in us. On June 12, 2013, Blackstone and First Reserve completed an exchange of 15,950,000 PBF LLC Series A units for the same number of PBF Energy Class A common stock which were sold in a secondary public offering (the "2013 secondary offering"). On January 10, 2014, March

26, 2014 and June 17, 2014, funds affiliated with Blackstone and First Reserve exchanged 15,000,000, 15,000,000 and 18,000,000 PBF LLC Series A units, respectively, for the same number of shares of PBF Energy Class A common stock that were subsequently sold in secondary public offerings (the “2014 secondary offerings”). On February 6, 2015, funds affiliated with Blackstone and First Reserve exchanged 3,804,653 PBF LLC Series A units for the same number of shares of PBF Energy Class A common stock which were subsequently sold in a secondary public offering (the “February 2015 secondary offering” and collectively with the 2013 secondary offering and the 2014 secondary offerings, the "secondary offerings"). As a result of these secondary offerings, Blackstone and First Reserve no longer hold any PBF LLC Series A units. The holders of PBF LLC Series B Units, which include certain current and former executive officers of PBF Energy, received a portion of the proceeds of the sales of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the secondary offerings.
On October 13, 2015, we completed the October 2015 Equity Offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses.
As of December 31, 2014, including the 2014 secondary offerings described above, we owned 81,981,119 PBF LLC Series C Units and Blackstone, First Reserve and our current and former executive officers and directors and certain employees beneficially owned 9,170,696 PBF LLC Series A Units. The holders of our issued and outstanding shares of Class A common stock had 89.9% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock had 10.1% of the voting power in us.
As of December 31, 2015, including the February 2015 secondary offering described above, we now own 97,781,933 PBF LLC Series C Units and our current and former executive officers and directors and certain employees beneficially own 4,985,358 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.1% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.9% of the voting power in us.
Tax Receivable Agreement
In connection with our initial public offering, we entered into a tax receivable agreement pursuant to which we are required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units we purchase, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the tax receivable agreement. We have recognized, as of December 31, 2015, a liability for the tax receivable agreement of $661.4 million, reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges in connection with our IPO and our secondary offerings. Our estimate of the tax receivable agreement liability is based, in part, on forecasts of future taxable income over the anticipated life of our future business operations, assuming no material changes in the relevant tax law. Periodically, we may adjust the liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. For example, we must adjust the estimated tax receivable agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for our Class A common stock. These periodic adjustments to the tax receivable liability, if any, are recorded in general and administrative expense and may result in adjustments to our income tax expense and deferred tax assets and liabilities.
Share Repurchase Program
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock. On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. As of

December 31, 2015 the Company has purchased approximately 6.05 million shares of the Company's Class A common stock under the Repurchase Program for $150.8 million through open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
Renewable Fuels Standard
We have seen fluctuations in the cost of renewable fuel credits, known as RINs, required for compliance with the RFS. We incurred approximately $171.6 million in RINs costs during the year ended December 31, 2015 as compared to $115.7 million and $126.4 million during the years ended December 31, 2014 and 2013, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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
Benchmark Refining Margins
In assessing our operating performance, we compare the refining margins (revenue less materials cost) of each of our refineries against a specific benchmark industry refining margin based on crack spreads. Benchmark refining margins take into account both crude and refined petroleum product prices. When these prices are combined in a formula they provide a single value—a gross margin per barrel—that, when multiplied by throughput, provides an approximation of the gross margin generated by refining activities.

The performance of our East Coast refineries generally follows the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Toledo refinery generally follows the WTI (Chicago) 4-3-1 benchmark refining margin. Our Chalmette refinery generally follows the LLS (Gulf Coast) 2-1-1 benchmark refining margin.
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
Other Factors
We currently source our crude oil for the Paulsboro, Delaware City and Chalmette refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements with Saudi Aramco and PDVSA. Our crude oil supply agreement with Statoil for Paulsboro was terminated effective March 31, 2013, at which time we began to source Paulsboro’s crude oil and feedstocks independently. Our crude oil supply agreement with Statoil for Delaware City expired on December 31, 2015. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. We have a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. Prior to the termination of the Toledo Crude Oil Acquisition Agreement, our Toledo refinery sourced domestic and Canadian crude oil through similar market purchases through this crude supply contract with MSCG. Subsequently, our Toledo refinery has sourced its crude oil and feedstocks independently. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries.
Since 2012, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery, including the expansion of the crude rail unloading facilities. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City refinery. We may also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014, we completed a project to expand the Delaware City heavy crude rail unloading facility. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils.

During 2012 and January 2013, we entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport crude oil by rail to each of our refineries. A portion of these railcars were purchased via the Rail Facility entered into during 2014. Additionally, we have purchased a portion of these railcars and subsequently sold them to a third party, which has leased the railcars back to us for periods of between four and seven years. As of December 31, 2015 and 2014, we have purchased and subsequently leased back 1,122 and 1,403 railcars, respectively. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and renewable fuel credits, known as RINs, required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas, electricity and chemicals.
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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of ULSD. We calculate this refining margin using the NYH market value of gasoline and ultra-low sulfur diesel against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 55% gasoline, 33% distillate (consisting of ULSD, marketed as ULSD or low sulfur heating oil, and conventional heating oil), 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4% LPGs and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy, and sour crude oil, which has constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet price-advantaged crude oil which may affect our overall crude slate depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce low value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline, ULSD and heating oil and represent approximately 5% to 7% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of ultra-low sulfur diesel. We calculate this refining margin using the New York Harbor market value of gasoline and ultra-low sulfur diesel against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately

40% gasoline, 37.5% distillate (comprised of jet fuel, ULSD and heating oil), 4.5% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (2% petroleum coke, 4% LPGs, 3% fuel oil, 8.5% asphalt and 0.5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Paulsboro refinery has generally processed a slate of primarily medium and heavy, and sour crude oil, which has historically constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks;

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce low value products including sulfur, petroleum coke and fuel oil. These products are priced at a significant discount to gasoline and heating oil and represent approximately 5% to 7% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which, through an extensive production process, have a low volume yield on throughput but carry a premium sales price.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of benchmark WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of gasoline and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 52% gasoline, 36% distillate (comprised of jet fuel and ULSD), 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs and 2% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
The Toledo refinery’s realized gross margin on a per barrel basis has historically differed from the WTI (Chicago) 4-3-1 benchmark refining margin due to the following factors:

•	the Toledo refinery processes a slate of domestic sweet and Canadian synthetic crude oil. Historically, Toledo’s blended average crude costs have been higher than the market value of WTI crude oil;

•	the Toledo refinery configuration enables it to produce more barrels of product than throughput which generates a pricing benefit; and

•	the Toledo refinery generates a pricing benefit on some of its refined products, primarily its petrochemicals.
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is the LLS (Gulf Coast) 2-1-1 crack spread, which is a benchmark that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of ultra-low sulfur diesel. We calculate this refining margin using the US Gulf Coast Conventional market value of gasoline and ultra-low sulfur diesel against the market value of LLS crude oil and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 55% gasoline, 33% distillate (comprised of ULSD, LSD, Heating Oil, and light crude oil), 5% high-value petrochemicals (including benzene and xylenes) with the remaining portion of the product slate comprised of lower-value products (3% petroleum coke, 3% LPGs and 1% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except per share data). Effective with the completion of the PBFX Offering in May 2014, we operate in two reportable business segments: Refining and Logistics. Our four oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering, DCR West Rack Acquisition, Toledo Storage Facility Acquisition and the Delaware City Products Pipeline and Truck Rack acquisition, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segments as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial to our consolidated operating results.

	Year Ended December 31,
	2015	2014	2013
Revenue	$13,123,929	$19,828,155	$19,151,455
Cost of sales, excluding depreciation	11,481,614	18,471,203	17,803,314
	1,642,315	1,356,952	1,348,141
Operating expenses, excluding depreciation	904,525	883,140	812,652
General and administrative expenses	181,266	146,661	95,794
Gain on sale of asset	(1,004)	(895)	(183)
Depreciation and amortization expense	197,417	180,382	111,479
Income from operations	360,111	147,664	328,399
Change in tax receivable agreement liability	18,150	2,990	(8,540)
Change in fair value of catalyst leases	10,184	3,969	4,691
Interest expense, net	(106,187)	(98,764)	(93,784)
Income before income taxes	282,258	55,859	230,766
Income tax expense (benefit)	86,725	(22,412)	16,681
Net income	195,533	78,271	214,085
Less: net income attributable to noncontrolling interest	49,132	116,508	174,545
Net income (loss) attributable to PBF Energy Inc.	$146,401	$(38,237)	$39,540

Gross margin	$571,524	$308,399	$436,867

Gross refining margin (1)	1,512,330	1,314,101	1,348,141

Net income (loss) available to Class A common stock per share:
Basic	$1.66	$(0.51)	$1.22
Diluted	$1.65	$(0.51)	$1.20
——————————
(1) See Non-GAAP Financial Measures below.

Operating Highlights

	Year Ended December 31,
	2015	2014	2013
Key Operating Information
Production (barrels per day in thousands)	511.9	452.1	451.0
Crude oil and feedstocks throughput (barrels per day in thousands)	516.4	453.1	452.8
Total crude oil and feedstocks throughput (millions of barrels)	188.4	165.4	165.3
Gross refining margin, excluding special items per barrel of throughput (1)	$10.29	$12.11	$8.16
Operating expense, excluding depreciation, per barrel of throughput	$4.72	$5.34	$4.92

Crude and feedstocks (% of total throughput) (2):
Heavy Crude	14%	14%	15%
Medium Crude	49%	44%	42%
Light Crude	26%	33%	35%
Other feedstocks and blends	11%	9%	8%
Total throughput	100%	100%	100%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	49%	47%	46%
Distillates and distillate blendstocks	35%	36%	37%
Lubes	1%	2%	2%
Chemicals	3%	3%	3%
Other	12%	12%	12%
Total yield	100%	100%	100%
——————————
(1) See Non-GAAP Financial Measures below.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2015	2014	2013
	(dollars per barrel, except as noted)
Dated Brent Crude	$52.56	$98.95	$108.66
West Texas Intermediate (WTI) crude oil	$48.71	$93.28	$97.99
Light Louisiana Sweet (LLS) crude oil	52.36	96.92	107.31
Crack Spreads
Dated Brent (NYH) 2-1-1	$16.35	$12.92	$12.34
WTI (Chicago) 4-3-1	$17.91	$15.92	$20.09
LLS (Gulf Coast) 2-1-1	$14.39	$16.95	$11.54
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.85	$5.66	$10.67
Dated Brent less Maya (heavy, sour)	$8.45	$13.08	$11.38
Dated Brent less WTS (sour)	$3.59	$11.62	$13.31
Dated Brent less ASCI (sour)	$4.57	$6.49	$6.67
WTI less WCS (heavy, sour)	$11.87	$19.45	$24.62
WTI less Bakken (light, sweet)	$2.89	$5.47	$5.12
WTI less Syncrude (light, sweet)	$(1.45)	$2.25	$0.63
Natural gas (dollars per MMBTU)	$2.63	$4.26	$3.73

2015 Compared to 2014
Overview— Net income for PBF Energy was $195.5 million for the year ended December 31, 2015 compared to $78.3 million for the year ended December 31, 2014. Net income attributable to PBF Energy was $146.4 million, or $1.65 per diluted share ($1.65 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $4.27 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), for the year ended December 31, 2015 compared to net loss attributable to PBF Energy of $38.2 million, or $0.51 per diluted share ($0.24 net income per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $4.50 net income per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), for the year ended December 31, 2014. The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income taxes. PBF Energy's weighted-average equity interest in PBF LLC was 94.0% and 77.9% for the years ended December 31, 2015 and 2014, respectively.
Our results for the year ended December 31, 2015 were negatively impacted by a non-cash special item consisting of a pre-tax inventory LCM adjustment of approximately $427.2 million or $258.0 million net of tax whereas our results for the year ended December 31, 2014 were negatively impacted by a pre-tax inventory LCM adjustment of approximately $690.1 million or $412.7 million net of tax. These LCM charges were recorded due to significant declines in the price of crude oil and refined products in 2015 and 2014. Our throughput rates during the year ended December 31, 2015 compared to December 31, 2014 were higher due to the acquisition of the Chalmette refinery on November 1, 2015 as well as an approximate 40-day plant-wide planned turnaround at our Toledo Refinery completed in the fourth quarter of 2014. Our results for the year ended December 31, 2015 were positively impacted by higher throughput volumes, lower non-cash special items for LCM charges and higher crack spreads for the East Coast and in the Mid-Continent partially offset by unfavorable movements in certain crude differentials.
Revenues— Revenues totaled $13.1 billion for the year ended December 31, 2015 compared to $19.8 billion for the year ended December 31, 2014, a decrease of approximately $6.7 billion or 33.8%. For the year ended December 31, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 330,700 bpd and 153,800 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, our Gulf Coast refinery's throughput averaged 190,800 bpd. For the year ended December 31, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 was primarily due to higher run rates as a result of favorable market economics partially offset by unplanned downtime at our Delaware City refinery in 2015. The increase in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily due an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2015, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 366,100 bpd and 162,600 bpd, respectively. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, the total refined product barrels sold at our Gulf Coast refinery averaged 216,100 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,512.3 million, or $8.02 per barrel of throughput ($1,939.6 million or $10.29 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2015 compared to $1,314.1 million, or $7.94 per barrel of throughput ($2,004.2 million or $12.11 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2014. Gross margin, including refinery operating expenses and depreciation, totaled $571.5 million, or $3.03 per barrel of throughput, for the year ended December 31, 2015, compared to $308.4 million, or $1.86 per barrel of throughput, for the year ended December 31, 2014, an increase of $263.1 million. Excluding the impact of special items, gross refining margin decreased due to the narrowing of certain crude differentials partially offset by higher throughput rates, reflecting the impact from the Chalmette Acquisition, and favorable movements in crack spreads. Excluding the impact of special items, gross margin was relatively consistent with the prior year.
Average industry refining margins in the U.S. Mid-Continent were generally improved during the year ended December 31, 2015, as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $17.91 per barrel, or 12.5% higher, in the year ended December 31, 2015, as compared to the same period in 2014. The price of WTI versus Dated Brent and other crude discounts narrowed during the year ended December 31, 2015, and our refinery specific crude slate in the Mid-Continent faced an adverse WTI/Syncrude differential, which averaged a premium of $1.45 per barrel for the year ended December 31, 2015 as compared to a discount of $2.25 per barrel in the same period in 2014.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.35 per barrel, or 26.5% higher, in the year ended December 31, 2015, as compared to the same period in 2014. However, the WTI/Dated Brent differential was $1.81 lower in the year ended December 31, 2015, as compared to the same period in 2014, and the WTI/Bakken differential was $2.58 per barrel less favorable for the same periods. The Dated Brent/Maya differential was approximately $4.63 per barrel less favorable in the year ended December 31, 2015 as compared to the same period in 2014. Additionally, the decrease in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil. However, the lower flat price of crude oil during 2015 as compared to 2014 resulted in improved margins on certain lower value products we produce.

Operating Expenses— Operating expenses totaled $904.5 million for the year ended December 31, 2015 compared to $883.1 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014, an increase of $21.4 million, or 2.4%. Of the total $904.5 million of operating expenses, approximately $889.4 million, or $4.72 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $15.1 million related to expenses incurred by the Logistics segment. The increase in operating expenses is mainly attributable to an increase of approximately $45.8 million in maintenance costs primarily driven by the Chalmette Acquisition in 2015 and general repairs at the Delaware City and Paulsboro refineries, an increase of $17.3 million in employee compensation primarily driven by additional headcount and $14.9 million of increased catalyst and chemicals costs partially offset by reduced energy costs of $64.4 million due to lower natural gas prices. Although operating expenses increased on an overall basis, refinery operating expenses per barrel decreased as a result of higher throughput volumes. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consist of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering and asset acquisitions from PBF Energy.
General and Administrative Expenses— General and administrative expenses totaled $181.3 million for the year ended December 31, 2015, compared to $146.7 million for the year ended December 31, 2014, an increase of $34.6 million or 23.6%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $13.3 million, mainly related to higher headcount and incentive compensation, higher equity compensation expense of $4.4 million, higher outside services fees of $3.0 million related to professional, legal and engineering consultants attributable to the Chalmette Acquisition and higher expenses associated with PBFX. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— Gain on sale of assets for the year ended December 31, 2015 was $1.0 million which related to the sale of railcars which were subsequently leased back to us, compared to a gain of $0.9 million for the year ended December 31, 2014, for the sale of railcars.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $197.4 million for the year ended December 31, 2015, compared to $180.4 million for the year ended December 31, 2014, an increase of $17.0 million. The increase was largely driven by our increased fixed asset base due to capital projects and turnarounds completed during 2014 and 2015 as well as the acquisition of the Chalmette refinery in 2015. These general increases were partially offset by reduction in impairment charges. In 2014, we recorded a $28.5 million impairment related to an abandoned capital project at our Delaware City refinery during that year whereas we did not record any significant impairment charges in the year ended December 31, 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $10.2 million for the year ended December 31, 2015, compared to a gain of $4.0 million for the year ended December 31, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $106.2 million for the year ended December 31, 2015, compared to $98.8 million for the year ended December 31, 2014, an increase of $7.4 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Senior Notes in May 2015, partially offset by the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the Senior Secured Notes, the PBFX Senior Notes and credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil up to its expiration on December 31, 2015, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 94.0% and 77.9%, on a weighted-average basis for the years ended December 31, 2015 and 2014, respectively. PBF Energy's consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the years ended December 31, 2015 and 2014 was 30.7% and (40.1)%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates. The fluctuation in the effective tax rate is driven by the Company having increased operating income in foreign tax jurisdictions and a change in the effective tax rate calculations due to the Chalmette Acquisition on November 1, 2015, each of which was impacted by the non-cash LCM charge.
Noncontrolling Interests— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX and PBF Holding. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interest in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for years ended December 31, 2015 and 2014 was approximately 6.0% and 22.1%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
2014 Compared to 2013
Overview—Net income for PBF Energy was $78.3 million for the year ended December 31, 2014 compared to $214.1 million for the year ended December 31, 2013. Net loss attributable to PBF Energy was $38.2 million, or $0.51 per diluted share ($0.24 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net loss, or $4.50 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), for the year ended December 31, 2014 compared to net income attributable to PBF Energy of $39.5 million, or $1.20 per diluted share ($1.48 per share on a fully diluted basis based on adjusted fully-converted net income as described below in Non-GAAP financial Measures), for the year ended December 31, 2013. The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC's pre-tax income, less applicable income taxes. PBF's Energy's weighted-average equity interest in PBF LLC was 77.9% and 33.5% for the years ended December 31, 2014 and 2013, respectively.

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
Revenues— Revenues totaled $19.8 billion for the year ended December 31, 2014 compared to $19.2 billion for the year ended December 31, 2013, an increase of $0.7 billion, or 3.5%. For the year ended December 31, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. For the year ended December 31, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 310,300 bpd and 142,500 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 was primarily due to higher run rates, favorable economics and planned downtime at our Delaware City refinery in 2013. The decrease in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the year ended December 31, 2013, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,600 bpd and 153,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,314.1 million, or $7.94 per barrel of throughput ($2,004.2 million or $12.11 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2014 compared to $1,348.1 million, or $8.16 per barrel of throughput during the year ended December 31, 2013. Gross margin, including refinery operating expenses and depreciation, totaled $308.4 million, or $1.86 per barrel of throughput, for the year ended December 31, 2014, compared to $436.9 million, or $2.64 per barrel of throughput, for the year ended December 31, 2013, a decrease of $128.5 million. Excluding the impact of special items, gross margin and gross refining margin increased due to higher throughput rates, favorable movements in certain crude differentials, and lower costs of compliance with Renewable Fuels Standard. Gross margin and gross refining margin were impacted by a non-cash LCM charge of approximately $690.1 million resulting from the significant decrease in crude oil and refined product prices during the second half of 2014 into early 2015.
Average industry refining margins in the U.S. Mid-Continent were generally weaker during the year ended December 31, 2014, as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $15.92 per barrel or 20.8% lower in the year ended December 31, 2014, as compared to the same period in 2013. While the price of WTI versus Dated Brent and other crude discounts narrowed during the year ended December 31, 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $2.25 per barrel for the year ended December 31, 2014 as compared to $0.63 per barrel in the same period in 2013.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.92 per barrel, or 4.7%, higher in the year ended December 31, 2014, as compared to the same period in 2013. While the WTI/Dated Brent differential was $5.01 lower in the year ended December 31, 2014, as compared to the same period in 2013, the

WTI/Bakken differential was $0.35 per barrel more favorable for the same periods. The Dated Brent/Maya differential was approximately $1.70 per barrel more favorable in the year ended December 31, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada, which had the overall effect of reducing the cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, the increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.
Operating Expenses— Operating expenses totaled $883.1 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014 compared to $812.7 million, or $4.92 per barrel of throughput, for the year ended December 31, 2013, an increase of $70.4 million, or 8.7%. The increase in operating expenses is mainly attributable to an increase of approximately $42.7 million in energy and utilities costs, primarily driven by higher natural gas prices, an increase of $16.1 million related to employee compensation primarily driven by employee benefit costs, and $1.9 million of higher outside engineering and consulting fees related to refinery maintenance projects. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.
General and Administrative Expenses— General and administrative expenses totaled $146.7 million for the year ended December 31, 2014, compared to $95.8 million for the year ended December 31, 2013, an increase of $50.9 million or 53.1%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $49.8 million, mainly related to increases in incentive compensation, headcount, and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
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
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.0 million for the year ended December 31, 2014, compared to a loss of $4.7 million for the year ended December 31, 2013. This gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
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
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as "flow-through" entities for federal income tax purposes and therefore are not subject to income tax. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 77.9% and 33.5%, on a weighted-average basis for the years ended December 31, 2014 and 2013, respectively. PBF Energy's consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for years ended December 31, 2014 and 2013 was (40.1)% and 7.2%, respectively, reflecting tax benefit adjustments for discrete items related to changes in income tax provision estimates based on our income tax returns and changes in our effective state tax rates. The fluctuation in the effective tax rate is driven by the Company's increased ownership percentage of PBF LLC due to the secondary offerings resulting in higher taxable income offset by operating results which in 2014 were impacted by the non-cash LCM charge.
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
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted net income excluding special items, income from continuing operations excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment and changes in the tax receivable agreement liability. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write-down the value of inventory to market value in accordance with the GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Changes in the tax receivable agreement liability reflect charges or benefits attributable to changes in our obligation under the tax receivable agreement due to factors out of our control such as changes in tax rates. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Adjusted Fully-Converted Net Income (Loss)
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflects an assumed exchange of all PBF LLC Series A Units for shares of Class A common stock of PBF Energy. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results. The differences between Adjusted Fully-Converted and GAAP results are as follows:

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

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net (loss) income attributable to PBF Energy Inc.	$146,401	$(38,237)	$39,540
Add: Net income attributable to the noncontrolling interest(1)	14,257	101,768	174,545
Less: Income tax expense(2)	(5,646)	(40,911)	(70,167)
Adjusted fully-converted net income	$155,012	$22,620	$143,918
Special Items:
Add: Non-cash LCM inventory adjustment(5)	427,226	690,110	—
Add: Change in tax receivable agreement liability(5)	(18,150)	(2,990)	8,540
Less: Recomputed income taxes on special item(5)	(161,994)	(276,222)	(3,433)
Adjusted fully-converted net income excluding special items	$402,094	$433,518	$149,025

Diluted weighted-average shares outstanding of PBF Energy Inc. (4)	88,106,999	74,464,494	33,061,081
Conversion of PBF LLC Series A Units (4)	5,530,568	21,249,314	64,164,045
Common stock equivalents (3)	501,283	517,638	—
Adjusted fully-converted shares outstanding—diluted	94,138,850	96,231,446	97,225,126

Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$1.65	$0.24	$1.48
Adjusted fully-converted net income excluding special items (per fully exchanged, fully diluted shares outstanding)	$4.27	$4.50	$1.53

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 39.6%, 40.2% and 40.2% for the years ended December 31, 2015, 2014 and 2013, respectively, to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the years ended December 31, 2015, 2014 and 2013. Common stock equivalents exclude the effects of options to purchase 2,943,750, 2,401,875 and 1,320,000 shares of PBF Energy's Class A common stock because they are anti-dilutive for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above, if not included in the diluted weighted-average shares outstanding calculated in (3) above.

(5)
During the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year December 31, 2014, the Company recorded an adjustment to value its inventory to the lower of cost or market which resulted in a net pre-tax impact of $690.1 million. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods. Income taxes related to the net LCM adjustment and the change in tax receivable agreement liability were recalculated using the Company's statutory corporate tax rate of approximately 39.6%, 40.2% and 40.2% for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015		2014		2013
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$571,524	$3.03	$308,399	$1.86	$436,867	$2.64
Less: Affiliate Revenues of PBFX	(138,719)	(0.74)	(49,830)	(0.30)	—	—
Add: Affiliate Cost of sales of PBFX	8,734	0.05	6,979	0.04	—	—
Add: Refinery operating expenses	889,368	4.72	883,140	5.34	812,652	4.92
Add: Refinery depreciation expense	181,423	0.96	165,413	1.00	98,622	0.60
Gross refining margin	$1,512,330	$8.02	$1,314,101	$7.94	$1,348,141	$8.16
Special Items:
Less: Non-cash LCM inventory adjustment (1)	427,226	2.27	690,110	4.17	—	—
Gross refining margin excluding special items	$1,939,556	$10.29	$2,004,211	$12.11	$1,348,141	$8.16

(1) During the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year December 31, 2014, the Company recorded an adjustment to value its inventory to the lower of cost or market which resulted in a net pre-tax impact of $690.1 million. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, changes in the liability for tax receivable agreement ("TRA") due to factors out of our control such as changes in tax rates and certain other non-cash items. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Reconciliation of net income to EBITDA:
Net income	$195,533	$78,271	$214,085
Add: Depreciation and amortization expense	197,417	180,382	111,479
Add: Interest expense, net	106,187	98,764	93,784
Add: Income tax expense (benefit)	86,725	(22,412)	16,681
EBITDA	$585,862	$335,005	$436,029
Special Items:
Add: Non-cash LCM inventory adjustment (1)	427,226	690,110	—
Add: Change in tax receivable agreement liability	(18,150)	(2,990)	8,540
EBITDA excluding special items	$994,938	1,022,125	444,569

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$585,862	$335,005	$436,029
Add: Non-cash LCM inventory adjustment	427,226	690,110	—
Add: Stock based compensation	13,497	7,181	3,753
Add: Change in tax receivable agreement liability	(18,150)	(2,990)	8,540
Add: Non-cash change in fair value of catalyst lease obligations	(10,184)	(3,969)	(4,691)
Add: Non-cash change in fair value of inventory repurchase obligations	—	—	(12,985)
Add: Non-cash deferral of gross profit on finished product sales	—	—	(31,329)
Adjusted EBITDA	$998,251	$1,025,337	$399,317
(1) During the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year December 31, 2014, the Company recorded an adjustment to value its inventory to the lower of cost or market which resulted in a net pre-tax impact of $690.1 million. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. We expect to finance the planned Torrance Acquisition with a combination of cash on hand and proceeds from our October 2015 Equity Offering and 2023 Senior Secured Notes offering. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $560.4 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $456.3 million for the year ended December 31, 2014. Our operating cash flows for the year ended December 31, 2015 included our net income of $195.5 million, plus net non-cash charges relating to an LCM adjustment of $427.2 million, depreciation and amortization of $207.0 million, the change in the fair value of our inventory repurchase obligations of $63.4 million, pension and other post-retirement benefits costs of $27.0 million, and stock-based compensation of $13.5 million, partially offset by change in deferred income taxes of $5.6 million, changes in the fair value of our catalyst lease of $10.2 million, change in the tax receivable agreement liability of $18.2 million, and a gain on the sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $338.3 million driven by inventory purchases and timing of liability payments. Our operating cash flows for the year ended December 31, 2014 included our net income of $78.3 million, plus net non-cash charges relating to an LCM adjustment of $690.1 million, depreciation and amortization of $188.2 million, pension and other post-retirement benefits of $22.6 million, and stock-based compensation of $7.2 million, partially offset by change in the fair value of our inventory repurchase obligations of $93.2 million, change in deferred income taxes of $49.4 million, changes in the fair value of our catalyst lease of $4.0 million , change in the tax receivable agreement liability of $3.0 million, and a gain on sales of assets of $0.9 million. In addition, net changes in working capital reflected uses of cash of $379.6 million driven by the timing of inventory purchases and timing of accounts payables payments.
Net cash provided by operating activities was $456.3 million for the year ended December 31, 2014 compared to net cash provided by operating activities of $291.3 million for the year ended December 31, 2013. Our operating cash flows for the year ended December 31, 2013 included our net income of $214.1 million, plus net non-cash charges relating to depreciation and amortization of $118.0 million, change in deferred income taxes of $16.7 million, pension and other post-retirement benefits of $16.7 million, change in tax receivable liability of $8.5 million and stock-based compensation of $3.8 million, partially offset by changes in fair value of our inventory repurchase obligations of $20.5 million, change in the fair value of our catalyst lease of $4.7 million and a gain on sales of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $61.1 million driven by the timing of inventory purchases and collections of accounts receivables as well as payments associated with the termination of the MSCG offtake and Statoil supply agreements.
Cash Flows from Investing Activities
Net cash used in investing activities was $812.1 million for the year ended December 31, 2015 compared to $663.6 million for the year ended December 31, 2014. The net cash flows used in investing activities for the year ended December 31, 2015 was comprised of $565.3 million used in the acquisition of the Chalmette refinery, capital expenditures totaling $354.0 million, expenditures for turnarounds of $53.6 million, and expenditures for other assets of $8.2 million, partially offset by $168.3 million in proceeds from the sale of railcars and net proceeds from the sales of marketable securities of $0.7 million. Net cash used in investing activities for the year ended December 31, 2014 was comprised of capital expenditures totaling $476.4 million, net purchases of marketable securities of $234.9 million, expenditures for turnarounds of $137.7 million, and expenditures for other assets of $17.3 million, partially offset by $202.7 million in proceeds from the sale of railcars.
Net cash used in investing activities was $663.6 million for the year ended December 31, 2014 compared to net cash used in investing activities of $313.3 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2013 consisted primarily of capital expenditures totaling $318.4 million, expenditures for turnarounds of $64.6 million, primarily at our Toledo refinery and expenditures for other assets of $32.7 million, partially offset by $102.4 million in proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $798.1 million for the year ended December 31, 2015 compared to net cash provided by financing activities of $528.2 million for the year ended December 31, 2014. For the year ended December 31, 2015, net cash provided by financing activities consisted primarily of $500.0 million in proceeds from the 2023 Senior Secured Notes, $350.0 million in proceeds from the PBFX Senior Notes, $344.0 million in proceeds from the October 2015 Equity Offering, and $30.1 million in net proceeds from the Rail Facility, partially offset by net repayments on the PBFX Revolving Credit Facility of $250.6 million, distributions and dividends of $148.8 million, deferred finance charges and other of $17.8 million, treasury stock purchases totaling $8.1 million and net repayments on the PBFX Term Loan of $0.7 million. For the year ended December 31, 2014, net cash provided by financing activities consisted primarily of $341.0 million in proceeds from the issuance of PBFX common units, $275.1 million in proceeds from the PBFX Revolver, $234.9 million in net proceeds from the PBFX Term Loan, and $37.3 million in net proceeds from the Rail Facility, partially offset by distributions and dividends of $183.2 million, treasury stock purchases totaling $142.7 million, net repayments of Revolving Loan borrowings of $15.0 million, deferred finance charges and other of $14.2 million, and $5.0 million of PBFX offering costs.
Net cash provided by financing activities was $528.2 million for the year ended December 31, 2014 compared to net cash used in financing activities of $187.0 million for the year ended December 31, 2013. For the year ended December 31, 2013, net cash used in financing activities consisted primarily of distributions and dividends of $195.7 million, payments of contingent consideration related to the Toledo acquisition of $21.4 million and $1.0 million for deferred financing costs offset by $15.0 million of net proceeds from revolver borrowings, $14.3 million in proceeds from sale of catalyst and $1.8 million from the exercise of PBF LLC Series A options and warrants.
Credit and Debt Agreements
Senior Secured Notes
On February 9, 2012, PBF Holding and its wholly-owned subsidiary, PBF Finance, issued an aggregate principal amount of $675.5 million of the 2020 Senior Secured Notes. The net proceeds from the offering of approximately $665.8 million were used to repay our Paulsboro Promissory Note in the amount of $150.6 million, our Term Loan Facility in the amount of $123.8 million, our Toledo Promissory Note in the amount of $181.7 million, and to reduce indebtedness under the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Secured Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.

The Senior Secured Notes are senior obligations of PBF Holding and payment is jointly and severally guaranteed on a senior secured basis by certain of PBF Holding’s subsidiaries representing substantially all of its present assets. The 2020 Senior Secured Notes are, and the 2023 Senior Secured Notes are initially, secured, subject to certain exceptions and permitted liens, on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Loan), which also constitute collateral securing certain hedging obligations and any existing or future indebtedness which is permitted to be secured on a pari passu basis with the Senior Secured Notes to the extent of the value of the collateral.
At all times after (a) a covenant suspension event (which requires that the 2023 Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, the 2023 Senior Secured Notes will become unsecured. A “Collateral Fall-Away Event” is defined as the first day on which the 2020 Notes are no longer secured by Liens on the Collateral, whether as a result of having been repaid in full or otherwise satisfied or discharged or as a result of such Liens being released in accordance with definitive documentation governing the 2020 Senior Secured Notes; provided that a Collateral Fall-Away Event shall not occur to the extent any Additional First Lien Obligations (other than Specified Secured Hedging Obligations) are outstanding at such time (capitalized terms not otherwise defined herein having the meaning set forth in the indenture governing the 2023 Senior Secured Notes).
PBF Holding has optional redemption rights to repurchase all or a portion of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indentures. The indentures contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the issuers’ and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue certain preferred stock; make equity distributions, pay dividends on or repurchase capital stock or make other restricted payments; enter into transactions with affiliates; create liens; engage in mergers and consolidations or otherwise sell all or substantially all of our assets; designate subsidiaries as unrestricted subsidiaries; make certain investments; and limit the ability of restricted subsidiaries to make payments to PBF Holding. These covenants are subject to a number of important exceptions and qualifications. Many of these covenants will cease to apply or will be modified during a covenant suspension event, including when the Senior Secured Notes are rated investment grade. Certain covenants for the 2023 Senior Secured Notes will also be modified following a Collateral Fall-Away Event.
PBF Holding is in compliance with the covenants as of December 31, 2015.
Revolving Loan
In March, August, and September 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August 15, 2014, the agreement was amended and restated once more to, among other things, increase the maximum availability to $2.500 billion and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.750 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.600 billion and $2.635 billion, respectively, in accordance with its accordion feature. On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes.
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
As of December 31, 2015, the Revolving Loan provided for borrowings of up to an aggregate maximum of $2.635 billion, a portion of which was available in the form of letters of credit. The amount available for borrowings and letters of credit under the Revolving Loan is calculated according to a “borrowing base” formula based on (1) 90% of the book value of eligible accounts receivable with respect to investment grade obligors plus (2) 85% of the book value of eligible accounts receivable with respect to non-investment grade obligors plus (3) 80% of the cost of eligible hydrocarbon inventory plus (4) 100% of cash and cash equivalents in deposit accounts subject to a control agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $2.635 billion.
Advances under the Revolving Loan plus all issued and outstanding letters of credit may not exceed the lesser of $2.635 billion or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid at any time without penalty. Interest on the Revolving Loan is payable quarterly in arrears, at the option of PBF Holding, either at the Alternate Base Rate plus the Applicable Margin, or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. PBF Holding is required to pay a LC Participation Fee, as defined in the agreement, on each outstanding letter of credit issued under the Revolving Loan ranging from 1.25% to 2.0% depending on the Company's debt rating, plus a Fronting Fee equal to 0.25%. As of December 31, 2015, there were no outstanding borrowings under the Revolving Loan. Additionally, we had $351.5 million in standby letters of credit issued and outstanding as of that date.
The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0. As of December 31, 2015, we were in compliance with all our debt covenants.
PBF Holding’s obligations under the Revolving Loan (a) are guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the agreement) and (b) are secured by a lien on (x) PBF LLC’s equity interest in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
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
Obligations under the PBFX Revolving Credit Facility are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets (including PBFX’s equity interests in Delaware City Terminaling Company LLC) and those of PBFX’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The PBFX Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. The PBFX Term Loan contains affirmative and negative covenants customary for term loans of this nature that, among other things, limit PBFX’s use of the proceeds and restrict PBFX’s ability to incur liens and enter into burdensome agreements. Additionally, PBFX is required to maintain certain financial ratios. PBFX is in compliance with the covenants under the PBFX Revolving Credit Facility and the PBFX Term Loan as of December 31, 2015.
As of December 31, 2015, the PBFX had $24.5 million of secured indebtedness and $2.0 million of letters of credit outstanding under the PBFX Revolving Credit Facility and $234.2 million outstanding under the PBFX Term Loan.
On May 12, 2015, PBFX entered into an indenture among PBF Logistics, PBF Logistics Finance, the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of the PBFX Senior Notes. PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350.0 million aggregate principal amount of PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates and family members pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.
The PBFX indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the Partnership’s and its restricted subsidiaries’ ability to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred units, (iii) pay dividends or make distributions on units or redeem or repurchase PBFX subordinated debt, (iv) create liens, (v) incur dividend or other payment restrictions affecting subsidiaries, (vi) sell assets, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. As of December 31, 2015, PBFX is in compliance with these covenants.
PBFX has optional redemption rights to repurchase all or a portion of the PBFX Senior Notes at varying prices no less than 100% of the principal amount of the PBFX Senior Notes, plus accrued and unpaid interest. The holders of the PBFX Senior Notes have repurchase options exercisable only upon a change in control, certain asset dispositions, or in an event of default as defined in the indenture.

Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail, an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of Eligible Railcars. On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility.
The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65.0%. The Rail Facility matures on April 29, 2017 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
As of December 31, 2015, there was $67.5 million outstanding under the Rail facility. PBF Rail is in compliance with the covenants as of December 31, 2015.
Cash Balances
As of December 31, 2015, our cash and cash equivalents totaled $944.3 million. We also had $1.5 million in restricted cash, which was included within deferred charges and other assets, net on our balance sheet.
Liquidity
As of December 31, 2015, our total liquidity was approximately $1,544.1 million, compared to total liquidity of approximately $1,140.0 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan. As of December 31, 2015, PBFX had additional borrowing capacity under the PBFX Revolving Credit Facility of approximately $298.5 million, which is available to PBFX to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
In addition, PBF Energy has borrowing capacity of $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars.
Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock. On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. As of December 31, 2015 the Company has purchased approximately 6.05 million shares of the Company's Class A common stock under the Repurchase Program for $150.8 million through open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchased Program.
Working Capital
Working capital for PBF Energy at December 31, 2015 was $1,526.5 million, consisting of $3,022.0 million in total current assets and $1,495.5 million in total current liabilities. Working capital at December 31, 2014 was $803.8 million, consisting of $2,346.7 million in total current assets and $1,542.8 million in total current liabilities. Working capital has increased as a result of the cash proceeds from the issuance of the 2023 Senior Secured Notes.
Crude and Feedstock Supply Agreements
We have acquired crude oil for our Paulsboro and Delaware City refineries under supply agreements whereby Statoil generally purchased the crude oil requirements for each refinery on our behalf and under our direction. Our agreements with Statoil for Paulsboro and Delaware City were terminated effective March 31, 2013 and December 31, 2015, respectively, at which time we began to source Paulsboro’s and Delaware City's crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we posted letters of credit and arranged for shipment. We paid for the crude when we were invoiced and the letters of credit were lifted.
We had a similar supply agreement with MSCG, which was terminated effective July 31, 2014, to supply the crude oil requirements for our Toledo refinery, under which we took title to MSCG’s crude oil at certain interstate pipeline delivery locations. Payment for the crude oil under the Toledo supply agreement was due three days after it was processed by us or sold to third parties. We did not have to post letters of credit for these purchases and the Toledo supply agreement allowed us to price and pay for our crude oil as it was processed, which reduced the time we were exposed to market fluctuations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. Subsequent to the term of the MSCG supply agreement, we have sourced all our Toledo crude oil needs independently, which has increased the volumes of crude oil we own.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries.
Inventory Intermediation Agreements
We entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, we entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell independently to third parties.
At December 31, 2015, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $411.4 million. We accrue a corresponding liability for such intermediates and finished products.
Capital Spending
Net capital spending, excluding the Chalmette Acquisition, was $247.5 million for the year ended December 31, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries.
The Chalmette Acquisition closed on November 1, 2015. The purchase price was $322.0 million plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Loan.
We also entered into a Sales and Purchase Agreement to purchase the ownership interest of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. We expect to finance the transaction with a combination of cash on hand and proceeds from our October 2015 Equity Offering and 2023 Senior Secured Notes offering.
We currently expect to spend an aggregate of approximately between $475.0 to $500.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds, excluding any potential capital expenditures related to the pending Torrance Acquisition and PBFX Plains Asset Purchase. Significant capital spending plans for 2016 include turnarounds for the coker at our Delaware City refinery and the FCC at our Paulsboro refinery, as well as expenditures to meet Tier 3 requirements.
Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2015. The table below does not include any contractual obligations with PBFX as these related party transactions are eliminated upon consolidation of our financial statements.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$1,883,493	$17,252	$316,241	$700,000	$850,000
Interest payments on debt facilities (a)	723,893	120,860	235,355	202,522	165,156
Delaware Economic Development Authority Loan (b)	—	—	—	—	—
Operating Leases (c)	458,358	96,229	173,653	130,193	58,283
Purchase obligations (d):
Crude Supply and Inventory Intermediation Agreements	2,333,615	876,142	731,853	725,620	—
Other Supply and Capacity Agreements	990,365	184,314	285,829	187,075	333,147
Construction obligations	7,400	7,400	—	—	—
Environmental obligations (e)	15,646	2,284	1,946	1,768	9,648
Pension and post-retirement obligations (f)	186,341	11,957	15,111	15,735	143,538
Tax receivable agreement obligations (g)	661,418	56,621	91,410	76,993	436,394
Total contractual cash obligations	$7,260,529	$1,373,059	$1,851,398	$2,039,906	$1,996,166
(a)    Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Loan; (ii) the repayment of indebtedness incurred in connection with the Senior Secured Notes; (iii) the repayment of our catalyst lease obligations on their maturity dates; (iv) the repayment of outstanding amounts under the PBFX Revolving Credit Facility, the PBFX Term Loan and the PBFX Senior Notes; and (v) the repayment of outstanding amounts under the Rail Facility.
Interest payments on debt facilities include cash interest payments on the Senior Secured Notes, PBFX Term Loan, PBFX Revolving Credit Facility, PBFX Senior Notes, catalyst lease obligations, Rail Facility, plus cash payments for the commitment fees on the unused portion on our revolving credit facilities and letter of credit fees on the letters of credit outstanding at December 31, 2015. With the exception of our catalyst leases and outstanding borrowings on the PBFX Revolving Credit Facility, we have no long-term debt maturing before 2017 as of December 31, 2015.

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
(c)    Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in the Commitments and Contingencies footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.” We have entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport this crude to each of our refineries. Any such leases will commence as the railcars are delivered. Of the 5,900 crude railcars, during 2015 and 2014 we purchased 1,122 and 1,403 railcars, respectively, and subsequently sold them to third parties, which have leased the railcars back to us for periods of between five and seven years.

(d)	Purchase Obligations
We have obligations to repurchase crude oil, feedstocks, certain intermediates and refined products under separate crude supply and inventory intermediation agreements with J. Aron and Statoil as further explained in the Summary of Significant Accounting Policies, Inventories and Accrued Expenses footnotes to our financial statements, “Item 8. Financial Statements and Supplementary Data.” Our agreements with Statoil for Paulsboro and Delaware City were terminated effective March 31, 2013 and December 31, 2015, respectively, at which time we began to source Paulsboro’s and Delaware City's crude oil and feedstocks independently. Additionally, purchase obligations under "Crude Supply and Inventory Intermediation Agreements" include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2015 year end market prices.
Payments under "Other Supply and Capacity Agreements" include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2015.

(e)	Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded a liability in the amount of $10.4 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $15.6 million as of December 31, 2015.

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
In connection with the acquisition of the Chalmette refinery, the sellers provided $3.9 million financial assurance in the form of a surety bond to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. Additionally, the Company purchased a ten year $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the site.
In connection with the acquisition of all four of our refineries, we assumed certain environmental obligations under regulatory orders unique to each site, including orders regulating air emissions from each facility.

(f)	Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained at the Employee Benefit Plans footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.”

(g)	Tax Receivable Agreement Obligations
We used a portion of the proceeds from our IPO to purchase PBF LLC Series A Units from the members of PBF LLC other than PBF Energy. In addition, the members of PBF LLC other than PBF Energy may (subject to the terms of the exchange agreement) exchange their PBF LLC Series A Units for shares of Class A common stock of PBF Energy on a one-for-one basis. As a result of both the purchase of PBF LLC Series A Units and subsequent the secondary offerings and exchanges, PBF Energy is entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. Such transactions have resulted in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis have reduced the amount of the tax that PBF Energy would have otherwise been required to pay and may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on the future disposition of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with the current and former members of PBF LLC other than PBF Energy that provides for the payment by PBF Energy to such members of 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries.
PBF Energy expects to obtain funding for these payments by causing its subsidiaries to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2015 include the members of PBF LLC other than PBF Energy holding a 4.9% interest and PBF Energy holding a 95.1% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control. See “Item 1A. Risk Factors—Risks

Related to Our Organizational Structure and Our Class A Common Stock—In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our company.”
The table above reflects our estimated timing of payments under the tax receivable agreement assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement as of December 31, 2015.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2015, other than outstanding letters of credit in the amount of approximately $353.5 million.
During 2015, in aggregate we sold 1,122 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements have varying terms from five to seven years. We received an aggregate cash payment for the railcars of approximately $168.3 million and expect to make payments totaling $99.4 million over the term of the lease for these railcars.
During the year ended December 31, 2015, we had additional railcar leases outstanding with terms of up to 10 years. We expect to make lease payments of $59.6 million over the remaining term of these additional agreements.
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
Prior to July 1, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under product offtake agreements with each refinery (the “Offtake Agreements”). As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Until December 31, 2015, our Delaware City refinery sold and purchased feedstocks under a supply agreement with Statoil. Statoil purchased the refinery’s production of certain feedstocks or purchased feedstocks from third parties on the refinery’s behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refinery’s storage tanks until they were needed for further use in the refining process. At that time the feedstocks were drawn out of the storage tanks and purchased by us. These purchases and sales were settled monthly at the daily market prices related to those feedstocks. These transactions were considered to be made in the contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refinery to the counterparty. Inventory remained at cost and the net cash receipts resulted in a liability. The Statoil crude supply agreement with our Delaware City refinery terminated effective December 31, 2015, at which time we began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf. The Statoil crude supply agreement with Paulsboro terminated effective March 31, 2013, at which time we began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
Our Delaware City refinery acquired a portion of its crude oil from Statoil under our crude supply agreement whereby we took title to the crude oil as it was delivered to our processing units. We had risk of loss while the Statoil inventory was in our storage tanks. We were obligated to purchase all of the crude oil held by Statoil on our behalf upon termination of the agreements. As a result of the purchase obligations, we recorded the inventory of crude oil and feedstocks in the refinery’s storage facilities. The purchase obligations contained derivatives that changed in value based on changes in commodity prices. Such changes were included in our cost of sales. Our agreement with Statoil for our Delaware City refinery terminated effective December 31, 2015, at which time we began to source crude oil and feedstocks internally. Our agreement with Statoil for Paulsboro terminated effective March 31, 2013, at which time we began to source crude oil and feedstocks independently.

Prior to July 31, 2014, our Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement whereby we took legal title to the crude oil at certain interstate pipeline delivery locations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. The accrued liability was based on the period-end market value, as it represented our best estimate of what we would pay for the crude oil. We terminated this crude oil acquisition agreement effective July 31, 2014 and began to source our crude oil needs independently.
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
Business Combinations
We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
All derivative instruments that are not designated as normal purchases or sales are recorded in our balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchases and sales exemption are accounted for upon settlement. We elect fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted the new standard in its consolidated financial statements and related disclosures, which resulted in a reclassification of $41.3 million and $32.3 million of deferred financing costs from other assets to long-term debt as of December 31, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current US GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
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
At December 31, 2015 and 2014, we had gross open commodity derivative contracts representing 44.2 million barrels and 49.3 million barrels, respectively, with an unrealized net gain (loss) of $46.1 million and $31.2 million, respectively. The open commodity derivative contracts as of December 31, 2015 expire at various times during 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 26.8 million barrels and 18.6 million barrels at December 31, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $83.55 and $94.29 per barrel on a LIFO basis at December 31, 2015 and December 31, 2014, respectively, excluding the impact of LCM adjustments of approximately $1,117.3 million and $690.1 million, respectively. During 2015 and 2014, the market prices of our inventory declined to a level below our average cost and we wrote down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 52 million MMBTUs of natural gas amongst our four refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $52 million.
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
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.6 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by approximately $26.0 million annually.
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
In addition, we entered into the Rail Facility in 2014 which bears interest at a variable rate and exposes us to interest rate risk. Maximum availability under the Rail Facility is $150.0 million. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility were fully drawn.
We also have interest rate exposure in connection with our J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the year ended December 31, 2015 and December 31, 2014, no single customer accounted for 10% or more of our total sales.

Only one customer, ExxonMobil, accounted for 10% or more of our total trade accounts receivable as of December 31, 2015. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
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
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete in the year ending December 31, 2016. Chalmette Refining accounts for 7% of the Company's total assets and 5% of total revenues of the Company as of and for the year ended December 31, 2015.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, we conclude that as of December 31, 2015, the Company’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of the Chalmette Refinery. We are in the process of integrating Chalmette's operations, including internal controls over financial reporting. There has been no other change in our internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over our financial reporting.

ITEM 9B.  OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2016 Proxy Statement, incorporated herein by reference.
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
See also Executive Officers of the Registrant under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2016 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchasers of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans.”
Additional information required by this Item will be contained in our 2016 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2016 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item will be contained in our 2016 Proxy Statement, incorporated herein by reference.

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

2.1
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

2.2
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

3.1
Amended and Restated Certificate of Incorporation of PBF Energy Inc. (Incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

3.2
Amended and Restated Bylaws of PBF Energy Inc. (Incorporated by reference to Exhibit 3.2 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

4.1
Indenture dated as of November 24, 2015, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and Form of 7.00% Senior Secured Note (included as Exhibit A) (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.2
Registration Rights Agreement dated November 24, 2015, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and UBS Securities LLC, as Representative of the several Initial Purchasers (Incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.3
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee and Form of Note (included as Exhibit A) (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

4.4
Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.2 filed with PBF Logistics LP's Registration Statement on Form S-4 (Registration No. 333-206728)).

4.5
Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

4.6
Indenture, dated as of February 9, 2012, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

4.7*	First Supplemental Indenture, dated as of November 13, 2015, among Chalmette Refining, L.L.C., Wilmington Trust, National Association and Deutsche Bank Trust Company Americas.

4.8*
Second Supplemental Indenture, dated as of November 16, 2015, by and among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature page thereto and Wilmington Trust, National Association.

10.1**
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

10.2
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.3
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.4
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.5
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.6
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.7
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.8
Guaranty of Collection, dated as of May 12, 2015, by PBF Energy Company LLC with respect to the 6.875% Senior Notes due 2023 issued by PBF Logistics LP (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.9 */**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O'Connor.

10.10
Amended and Restated Guaranty of Collection, dated as of September 30, 2014, by PBF Energy Company LLC with respect to the Term Loan and Security Agreement and Revolving Credit Agreement of PBF Logistics LP (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.'s June 30, 2015 Form 10-Q (File No. 001-35764))

10.11
Reaffirmation Agreement, dated as of December 5, 2014, by PBF Energy Company LLC with respect to the Amended and Restated Guaranty of Collection (Incorporated by reference to Exhibit 10.8.1 filed with PBF Energy Inc.'s June 30, 2015 Form 10-Q (File No. 001-35764))

10.12
Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection (Incorporated by reference to Exhibit 10.8.2 filed with PBF Energy Inc.'s June 30, 2015 Form 10-Q (File No. 001-35764))

10.13†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.'s June 30, 2015 Form 10-Q (File No. 001-35764))

10.14†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s June 30, 2015 Form 10-Q (File No. 001-35764))

10.15
Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s March 31, 2015 Form 10-Q (File No. 001-35764))

10.16
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s September 30, 2014 Form 10-Q (File No. 001-35764))

10.17
Revolving Credit Agreement, dated as of March 26, 2014, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s March 31, 2014 Form 10-Q (File No. 001-35764))

10.18
Term Loan and Security Agreement, dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.19
Revolving Credit Agreement, dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.20	Increase Agreement, dated as of December 5, 2014 (incorporated by reference to Exhibit 10.8 of PBF Logistics LP's Annual Report on Form 10-K (File No. 001-36446) filed on February 26, 2015).

10.21
Guaranty of Collection by PBF Energy Company LLC, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.22
Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (Incorporated by reference to Exhibit 3.1 filed with PBF Logistics LP's Current Report on Form 8-K filed on September 19, 2014 (File No. 001-36446))

10.23
Contribution, Conveyance and Assumption Agreement dated as of May 14, 2014 by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.24
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.25
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s June 30, 2014 Form 10-Q (File No. 001-35764))

10.25.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP's Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.26
Contribution Agreement, dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.27
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.28
Contribution Agreement, dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 5, 2014 (File No. 001-35764))

10.29
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.30
Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.31	Exchange Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.32	Tax Receivable Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.33	Stockholders’ Agreement of PBF Energy Inc. (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.34
Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (Incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.35**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.36**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.37**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young. (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s March 31, 2014 Form 10-Q (File No. 001-35764))

10.38
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.39**	PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.40**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s September 30, 2014 Form 10-Q (File No. 001-35764))

10.41**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.42**
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (Incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP's Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446))

10.43**
Form of Phantom Unit Agreement for Employees, under the PBF Logistics LP 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to PBF Logistics LP's Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024))

10.44**
Form of Phantom Unit Agreement for Non-Employee Directors, under the PBF Logistics LP 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to PBF Logistics LP's Registration Statement on Form S-1, as amended originally filed on April 22, 2014 (File No. 333-195024))

10.45
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

PBF ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PBF Energy Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Energy Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PBF Energy Inc. and subsidiaries

We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Chalmette Refining, L.L.C. which was acquired on November 1, 2015 and whose financial statements constitute 7% of total assets and 5% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Chalmette Refining, L.L.C. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 29, 2016

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$944,320	$397,873
Accounts receivable	454,759	551,269
Inventories	1,174,272	1,102,261
Deferred tax asset	371,186	222,368
Prepaid expense and other current assets	77,474	72,900
Total current assets	3,022,011	2,346,671

Property, plant and equipment, net	2,356,638	1,936,839
Deferred tax assets	201,504	345,179
Marketable securities	234,258	234,930
Deferred charges and other assets, net	290,713	300,389
Total assets	$6,105,124	$5,164,008

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$315,653	$335,268
Accrued expenses	1,119,189	1,130,792
Payable to related parties pursuant to tax receivable agreement	56,621	75,535
Deferred revenue	4,043	1,227
Total current liabilities	1,495,506	1,542,822

Delaware Economic Development Authority loan	4,000	8,000
Long-term debt	1,836,355	1,220,069
Payable to related parties pursuant to tax receivable agreement	604,797	637,192
Other long-term liabilities	68,609	62,609
Total liabilities	4,009,267	3,470,692

Commitments and contingencies (Note 14)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 97,781,933 shares outstanding at December 31, 2015, 81,981,119 shares outstanding at December 31, 2014	93	88
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 28 shares outstanding at December 31, 2015, 39 shares outstanding at December 31, 2014	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2015 and 2014	—	—
Treasury stock, at cost, 6,056,719 shares outstanding at December 31, 2015 and 5,765,946 shares outstanding at December 31, 2014	(150,804)	(142,731)
Additional paid in capital	1,904,751	1,508,425
Retained earnings / (Accumulated deficit)	(83,454)	(123,271)
Accumulated other comprehensive loss	(23,289)	(24,298)
Total PBF Energy Inc. equity	1,647,297	1,218,213
Noncontrolling interest	448,560	475,103
Total equity	2,095,857	1,693,316
Total liabilities and equity	$6,105,124	$5,164,008

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$13,123,929	$19,828,155	$19,151,455

Cost and expenses:
Cost of sales, excluding depreciation	11,481,614	18,471,203	17,803,314
Operating expenses, excluding depreciation	904,525	883,140	812,652
General and administrative expenses	181,266	146,661	95,794
Gain on sale of assets	(1,004)	(895)	(183)
Depreciation and amortization expense	197,417	180,382	111,479
	12,763,818	19,680,491	18,823,056

Income from operations	360,111	147,664	328,399

Other income (expense)
Change in tax receivable agreement liability	18,150	2,990	(8,540)
Change in fair value of catalyst lease	10,184	3,969	4,691
Interest expense, net	(106,187)	(98,764)	(93,784)
Income before income taxes	282,258	55,859	230,766
Income tax expense (benefit)	86,725	(22,412)	16,681
Net income	195,533	78,271	214,085
Less: net income attributable to noncontrolling interests	49,132	116,508	174,545
Net income (loss) attributable to PBF Energy Inc.	$146,401	$(38,237)	$39,540

Weighted-average shares of Class A common stock outstanding
Basic	88,106,999	74,464,494	32,488,369
Diluted	94,138,850	74,464,494	33,061,081
Net income (loss) available to Class A common stock per share:
Basic	$1.66	$(0.51)	$1.22
Diluted	$1.65	$(0.51)	$1.20

Dividends per common share	$1.20	$1.20	$1.20

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$195,533	$78,271	$214,085
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	124	127	(308)
Net gain (loss) on pension and other post-retirement benefits	1,982	(12,465)	(5,289)
Total other comprehensive income (loss)	2,106	(12,338)	(5,597)
Comprehensive income	197,639	65,933	208,488
Less: Comprehensive income attributable to noncontrolling interests	49,233	115,261	171,218
Comprehensive income (loss) attributable to PBF Energy Inc.	$148,406	$(49,328)	$37,270

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Share	Amount
Balance, January 1, 2013	23,571,221	$24	41	$—	$417,835	$1,956	$(61)	—	$—	$1,303,791	$1,723,545
Comprehensive income	—	—	—	—	—	39,540	(5,597)	—	—	174,545	208,488
Exercise of PBF Energy Company LLC warrants and options	—	—	—	—	—	—	—	—	—	1,757	1,757
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(157,745)	(157,745)
Stock based compensation	60,392	—	—	—	2,444	—	—	—	—	1,309	3,753
Dividends	—	—	—	—	—	(37,917)	—	—	—	—	(37,917)
Record effect of Secondary Offering on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(26,625)	—	—	—	—	—	(26,625)
Effects of secondary offering	15,950,000	16	—	—	263,845	—	(3,600)	—	—	(260,261)	—
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	83,860	—	(1)	—	—	—	—	—	—	—	—
Noncontrolling Interest	—	—	—	—	—	—	2,270	—	—	(2,270)	—
Balance, December 31, 2013	39,665,473	40	40	—	657,499	3,579	(6,988)	—	—	1,061,126	1,715,256
Comprehensive income	—	—	—	—	—	(38,237)	(11,091)	—	—	115,261	65,933
Exercise of PBF Energy Company LLC warrants and options	—	—	—	—	—	—	—	—	—	(78)	(78)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(87,187)	(87,187)
Distributions to PBF Logistics LP public unit holders	—	—	—	—	—	—	—	—	—	(7,397)	(7,397)
Stock based compensation	24,896	—	—	—	5,573	—	—	—	—	1,608	7,181
Dividends	—	—	—	—	—	(88,613)	—	—	—	—	(88,613)
Effects of secondary offering	48,000,000	48	—	—	942,341	—	(6,219)	—	—	(936,170)	—
Record effect of Secondary Offering on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(105,005)	—	—	—	—	—	(105,005)
Issuance of additional PBFX common units	—	—	—	—	8,017	—	—	—	—	(8,017)	—
Record noncontrolling interest upon completion of PBFX Offering	—	—	—	—	—	—	—	—	—	335,957	335,957
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	56,696	—	(1)	—	—	—	—	—	—	—	—
Treasury stock purchases	(5,765,946)	—	—	—	—	—	—	5,765,946	(142,731)	—	(142,731)
Balance, December 31, 2014	81,981,119	$88	39	$—	$1,508,425	$(123,271)	$(24,298)	5,765,946	$(142,731)	$475,103	$1,693,316

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2014	81,981,119	$88	39	$—	$1,508,425	$(123,271)	$(24,298)	5,765,946	$(142,731)	$475,103	$1,693,316
Comprehensive Income	—	—	—	—	—	146,401	2,005	—	—	49,233	197,639
Exercise of warrants and options	12,766	—	—	—	2,797	—	—	—	—	(2,707)	90
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(19,386)	(19,386)
Distributions to PBF Logistics LP public unit holders	—	—	—	—	—	—	—	—	—	(23,458)	(23,458)
Stock based compensation	238,988	—	—	—	9,218	—	—	6,002	—	4,279	13,497
Dividends	—	—	—	—	—	(106,584)	—	—	—	—	(106,584)
Effects of secondary offerings	3,804,653	4	(11)	—	40,968	—	(996)	—	—	(39,976)	—
Record effects of secondary offerings on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(12,046)	—	—	—	—	—	(12,046)
Issuance of additional PBFX common units	—	—	—	—	11,390	—	—	—	—	(11,390)	—
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	529,178	—	—	—	—	—	—	—	—	—	—
October equity offering	11,500,000	1	—	—	343,999	—	—	—	—	—	344,000
Treasury stock purchases	(284,771)	—	—	—	—	—	—	284,771	(8,073)	—	(8,073)
Other	—	—	—	—	—	—	—	—	—	(89)	(89)
Noncontrolling Interest acquired in Chalmette Acquisition	—	—	—	—	—	—	—		—	16,951	16,951
Balance, December 31, 2015	97,781,933	$93	28	$—	$1,904,751	$(83,454)	$(23,289)	6,056,719	$(150,804)	$448,560	$2,095,857

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$195,533	$78,271	214,085
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	207,004	188,209	118,001
Stock-based compensation	13,497	7,181	3,753
Change in fair value of catalyst lease obligation	(10,184)	(3,969)	(4,691)
Deferred income taxes	(5,607)	(49,387)	16,681
Change in tax receivable agreement liability	(18,150)	(2,990)	8,540
Non-cash change in inventory repurchase obligations	63,389	(93,246)	(20,492)
Non-cash lower of cost or market inventory adjustment	427,226	690,110	—
Pension and other post-retirement benefits costs	26,982	22,600	16,728
Gain on disposition of property, plant and equipment	(1,004)	(895)	(183)

Changes in current assets and current liabilities:
Accounts receivable	97,636	45,378	(92,851)
Inventories	(271,892)	(394,031)	45,991
Prepaid expenses and other current assets	(3,661)	(17,057)	(42,455)
Accounts payable	(24,291)	(67,025)	42,236
Accrued expenses	(36,805)	61,785	209,479
Deferred revenue	2,816	(6,539)	(202,777)
Payable to related parties pursuant to tax receivable agreement	(67,643)	—	—
Other assets and liabilities	(34,422)	(2,070)	(20,716)
Net cash provided by operations	560,424	456,325	291,329

Cash flow from investing activities:
Acquisition of Chalmette Refining, net of cash acquired	(565,304)	—	—
Expenditures for property, plant and equipment	(353,964)	(476,389)	(318,394)
Expenditures for deferred turnaround costs	(53,576)	(137,688)	(64,616)
Expenditures for other assets	(8,236)	(17,255)	(32,692)
Proceeds from sale of assets	168,270	202,654	102,428
Purchase of marketable securities	(2,067,286)	(1,918,637)	—
Maturities of marketable securities	2,067,983	1,683,708	—
Net cash used in investing activities	$(812,113)	$(663,607)	$(313,274)

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

Cash flows from financing activities:
Proceeds from issuance of PBF Logistics LP common units, net of underwriters' discount and commissions	$—	$340,957	$—
Offering costs for issuance of PBF Logistics LP common units	—	(5,000)	—
Exercise of Series A options and warrants of PBF Energy Company LLC, net	—	(78)	1,757
Distribution to PBF Energy Company LLC members other than PBF Energy	(19,386)	(87,187)	(157,745)
Distribution to PBF Logistics LP public unit holders	(22,830)	(7,397)	—
Dividend payments	(106,584)	(88,613)	(37,917)
Proceeds from revolver borrowings	170,000	395,000	1,450,000
Repayments of revolver borrowings	(170,000)	(410,000)	(1,435,000)
Proceeds from Rail Facility revolver borrowings	102,075	83,095	—
Repayment of Rail Facility revolver borrowings	(71,938)	(45,825)	—
Proceeds from 2023 Senior Secured Notes	500,000	—	—
Proceeds from PBFX revolver borrowings	24,500	275,100	—
Repayment of PBFX revolver borrowings	(275,100)	—	—
Proceeds from PBFX Term Loan borrowings	—	300,000	—
Repayments of PBFX Term Loan borrowings	(700)	(65,100)	—
Proceeds from PBFX Senior Notes	350,000	—	—
Proceeds from catalyst lease	—	—	14,337
Proceeds from sale of Class A common stock, net of underwriters' discount	344,000	—	—
Payment of contingent consideration related to acquisition of Toledo refinery	—	—	(21,357)
Purchases of treasury stock	(8,073)	(142,731)	—
Deferred financing costs and other	(17,828)	(14,036)	(1,044)
Net cash provided by (used in) financing activities	798,136	528,185	(186,969)

Net increase (decrease) in cash and cash equivalents	546,447	320,903	(208,914)
Cash and equivalents, beginning of period	397,873	76,970	285,884
Cash and equivalents, end of period	$944,320	$397,873	$76,970

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$4,000	$8,000
Accrued construction in progress and unpaid fixed assets	7,974	33,296	33,747
Cash paid during year for:
Interest (including capitalized interest of $3,529, $7,517 and $5,672 in 2015, 2014 and 2013, respectively)	100,388	98,499	92,848
Income taxes	124,040	65,500	1,065

See notes to consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation on November 7, 2011 for the purpose of facilitating an initial public offering ("IPO") of its common equity and to become the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company. Prior to completion of its IPO, PBF Energy had not engaged in any business or other activities except in connection with its formation and the IPO. On December 12, 2012, PBF Energy completed an IPO of 23,567,686 shares of its Class A common stock at a public offering price of $26.00 per share. The IPO subsequently closed on December 18, 2012. PBF Energy used the net proceeds of the offering to acquire approximately 24.4% of the membership interests in PBF LLC and to cover offering expenses. As a result of the IPO and related reorganization transactions, PBF Energy became the sole managing member of PBF LLC with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy (refer to Note 16 "Non-Controlling Interests" of our Notes to Consolidated Financial Statements). The financial statements and results of operations for periods prior to the completion of PBF Energy’s IPO and the related reorganization transactions are those of PBF LLC. Effective with the completion of the PBF Energy IPO and related reorganization transactions, PBF LLC became a minority-owned, controlled and consolidated subsidiary of PBF Energy.
PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC ("Paulsboro Refining"), Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC ("Toledo Refining"), Chalmette Refining, L.L.C. ("Chalmette Refining") and MOEM Pipeline LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. In addition, PBF LLC, through Chalmette Refining, holds an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company.
PBF LLC also consolidates a publicly traded master limited partnership, PBF Logistics LP ("PBFX"). On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX and all of its incentive distribution rights (refer to Note 3 "PBF Logistics LP" of our Notes to Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC (refer to Note 16 "Non-Controlling Interests" of our Notes to Consolidated Financial Statements). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
Substantially all of the Company’s operations are in the United States. Effective with the completion of the PBFX Offering in May 2014, the Company operates in two reportable business segments: Refining and Logistics. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Secondary Offerings
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
In connection with each of the secondary offerings described above, the holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve. PBF Energy did not receive any proceeds from any of the secondary offerings.
On October 13, 2015, PBF Energy completed a public offering of an aggregate of 11,500,000 shares of its Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344,000, after deducting underwriting discounts and commissions and other offering expenses (the "October 2015 Equity Offering").
PBF Energy incurred approximately $470, $1,250 and $1,388 of expenses, included in general and administrative expenses, in connection with the 2015, 2014 and 2013 secondary offerings during the three years ended December 31, 2015, 2014 and 2013, respectively, for which it was reimbursed by PBF LLC in accordance with the PBF LLC amended and restated limited liability company agreement.
As a result of the equity offerings in 2015, 2014 and 2013 described above and certain other transactions such as stock option exercises, as of December 31, 2015, the Company now owns 97,781,933 PBF LLC Series C Units and the Company's current and former executive officers and directors and certain employees beneficially own 4,985,358 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.1% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.9% of the voting power in the Company.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Tax Receivable Agreement
PBF LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of PBF LLC Series A Units for PBF Energy Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of PBF LLC at the time of an exchange of PBF LLC Series A Units. As a result of both the initial purchase of PBF LLC Series A Units from the PBF LLC Series A Unit holders in connection with the IPO and subsequent exchanges, PBF Energy will become entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. In addition, the purchase of PBF LLC Series A Units and subsequent exchanges have resulted in and are expected to continue to result in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners, including PBF Energy. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
These consolidated financial statements include the accounts of PBF Energy and subsidiaries in which PBF Energy has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain amounts previously reported in the Company's consolidated financial statements for prior periods have been reclassified to conform to the 2015 presentation. These reclassifications include presentation of deferred financing costs and debt due to the adoption of a recently adopted accounting pronouncement (as discussed below), reallocation of certain assets and related results of operations between segments arising from retrospective adjustments attributable to the drop-down transactions with PBFX (see Note 3 “PBF Logistics LP”) and the presentation of changes in the tax receivable agreement liability a separate line item in the statement of operations.

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
Business Combinations
We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the cash equivalents approximates fair value due to the short-term maturity of those instruments.
Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The Company does not routinely sell marketable securities prior to their scheduled maturity dates. Some of the Company's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. As of December 31, 2015, these investments are used as collateral to secure the PBFX Term Loan (as defined below) and are intended to be used only to fund future PBFX capital expenditures.
Concentrations of Credit Risk
For the year ended December 31, 2015, no single customer amounted to greater than or equal to 10% of the Company's revenues. Only one customer, ExxonMobil Oil Corporation ("ExxonMobil"), accounted for 10% or more of our total trade accounts receivable as of December 31, 2015. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Revenue, Deferred Revenue and Accounts Receivable
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided. Certain of the Company’s refineries have product offtake agreements with third-parties under which these third parties purchase a portion of the refineries' daily gasoline production. The refineries also sell their products through short-term contracts or on the spot market.
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
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
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
Until December 31, 2015, the Company's Delaware City refinery sold and purchased feedstocks under a supply agreement with Statoil (the “Crude Supply Agreement”). This Crude Supply Agreement expired on December 31, 2015. Statoil purchased the refineries' production of certain feedstocks or purchased feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refineries' storage tanks until they were needed for further use in the refining process. At that time, the products were drawn out of the storage tanks and purchased by the refinery. These purchases and sales were settled monthly at the daily market prices related to those products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to Statoil. Inventory remained at cost and the net cash receipts resulted in a liability which is discussed further in the Inventory note below. The Company terminated its supply agreement with Statoil for its Paulsboro refinery in March 2013, at which time it began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf. Subsequent to the expiration of the Delaware City Crude Supply Agreement, the Company began to purchase all of its crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2015 and 2014.
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
The Company had the obligation to purchase and sell feedstocks under a supply agreement with Statoil for its Delaware City refinery. This Crude Supply Agreement expired on December 31, 2015. The Company's Paulsboro refinery also had a crude supply agreement with Statoil that was terminated in March 2013. Prior to the expiration or termination of these agreements, Statoil purchased the refineries' production of certain feedstocks or purchased feedstocks from third parties on the refineries' behalf. The Company took title to the crude oil as it was delivered to the processing units, in accordance with the Crude Supply Agreement; however, the Company was obligated to purchase all the crude oil held by Statoil on the Company’s behalf upon termination of the agreement at the then market price. The Paulsboro crude supply agreement also included an obligation to purchase a fixed volume of feedstocks from Statoil on the later of maturity or when the arrangement is terminated based on a forward market price of West Texas Intermediate crude oil. As a result of the purchase obligations, the Company recorded the inventory of crude oil and feedstocks in the refineries’ storage facilities. The Company determined the purchase obligations were contracts that contain derivatives that changed in value based on changes in commodity prices. Such changes in the fair value of these derivatives were included in cost of sales.
Prior to July 31, 2014, the Company’s Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement (the “Toledo Crude Oil Acquisition Agreement”). Under the Toledo Crude Oil Acquisition Agreement, the Company took title to crude oil at various pipeline locations for delivery to the refinery or sale to third parties. The Company recorded the crude oil inventory when it received title. Payment for the crude oil was due to MSCG under the Toledo Crude Oil Acquisition Agreement three days after the crude oil was delivered

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

to the Toledo refinery processing units or upon sale to a third party. The Company terminated the Toledo Crude Oil Acquisition Agreement effective July 31, 2014 and began to source its crude oil needs independently.
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
Deferred financing costs are capitalized when incurred and amortized over the life of the loan (generally 1 to 8 years).
Intangible assets with finite lives primarily consist of catalyst, emission credits and permits and are amortized over their estimated useful lives (generally 1 to 10 years).
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
Stock-Based Compensation
Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by the Company to certain employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and restricted PBF LLC Series A Units and restricted PBF Energy Class A common stock granted to certain directors and officers. The estimated fair value of the options to purchase PBF Energy Class A common stock and the PBF LLC Series A warrants and options is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in general and administration expense.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $698,477 as of December 31, 2015, of which the majority is expected to be realized over 10 years as the tax basis of these assets is amortized.
Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. PBF Energy recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.
The Federal and state tax returns for all years since 2012 are subject to examination by the respective tax authorities.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted the new standard in its consolidated financial statements and related disclosures, which resulted in a reclassification of $41,282 and $32,280 of deferred financing costs from other assets to long-term debt as of December 31, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures and expects to early adopt this guidance for periods beginning after December 31, 2015.
In November 2015, the FASB issued ASU 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17") which is intended to simplify the presentation of deferred taxes in a classified balance sheet. This guidance states that deferred tax assets and deferred tax liabilities should be presented as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted as of the beginning of an annual or interim period after issuance of the ASU. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures and expects to early adopt this guidance for periods beginning after December 31, 2015.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current US GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storing and transferring of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
Initial Public Offering
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX (consisting of 74,053 common units and 15,886,553 subordinated units) and all of PBFX’s incentive distribution rights ("IDRs"), with the remaining 49.8% limited partner interest held by public common unit holders.
PBFX received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the PBFX Offering of approximately $340,957. PBFX used the net proceeds from the PBFX Offering (i) to distribute $35,000 to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX Offering with respect to assets contributed to PBFX and to reimburse it for offering expenses it incurred on behalf of PBFX; (ii) to pay debt issuance costs of $2,293 related to PBFX’s Revolving Credit Facility and Term Loan (refer to Note 10, "Credit Facility and Long Term Debt" of our Notes to Consolidated Financial Statements); (iii) to purchase $298,664 in U.S. Treasury securities which will be used to fund anticipated capital expenditures; and (iv) to retain approximately $5,000 for general partnership purposes.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at three of PBF Energy’s refineries.
September 2014 Drop-down Transaction
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC ("DCT II"), which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"). PBF LLC then contributed to PBFX all of the equity interests of DCT II for total consideration of $150,000 (the "DCR West Rack Acquisition").
December 2014 Drop-down Transaction
Effective December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC ("Toledo Terminaling"), whose assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), for total consideration of $150,000 (the "Toledo Storage Facility Acquisition").
May 2015 Drop-down Transaction
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
Subsequent to the transactions described above, as of December 31, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 46.3% limited partner interest held by the public unit holders. PBF LLC also owns all of the IDRs and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.

4. ACQUISITIONS
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Chalmette Refining is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products and provides geographic diversification into PADD 3.

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

The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus estimated inventory and working capital of $243,304, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line.

The Company accounted for the Chalmette Acquisition as a business combination under US GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and its allocation are dependent on final reconciliations of working capital and other items subject to agreement by both parties.

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$565,083
Preliminary estimate of payable to Seller for working capital adjustments	19,263
Cash acquired	(19,042)
Total estimated consideration	$565,304

Fair Value Allocation
Accounts receivable	$1,126
Inventories	268,751
Prepaid expenses and other current assets	913
Property, plant and equipment	356,961
Deferred charges and other assets	8,312
Accounts payable	(4,870)
Accrued expenses	(28,347)
Deferred tax liability	(20,577)
Noncontrolling interests	(16,965)
Estimated fair value of net assets acquired	$565,304

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In addition, in connection with the acquisition of Chalmette Refining, the Company acquired Collins Pipeline Company and T&M Terminal Company, which are both C-corporations for tax purposes. As a result, the Company recognized a deferred tax liability of $20,577 attributable to the book and tax basis difference in the C-corporation assets. The Company’s consolidated financial statements for year ended December 31, 2015 include the results of operations of the Chalmette refinery since November 1, 2015 during which period the Chalmette refinery contributed revenues of $643,267 and net income of $53,539. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Chalmette acquisition financing.

	Years ended December 31,
(Unaudited)	2015	2014
Pro forma revenues	$16,811,922	$26,685,661
Pro forma net income attributable to PBF Energy Inc.	263,606	8,803
Pro forma net income available to Class A common stock per share:
Basic	$2.72	$0.09
Diluted	$2.70	$0.09

The unaudited amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.

Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and other pending and non-consummated acquisitions of $5,833 in the year ended December 31, 2015. Acquisition related expenses were not material for the years ended December 31, 2014 and 2013. These costs are included in the consolidated income statement in General and administrative expenses.

5. INVENTORIES
Inventories consisted of the following:

December 31, 2015
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market adjustment	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

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

Inventory under inventory supply and intermediation arrangements included certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company was obligated to purchase as it was consumed in connection with its Crude Supply Agreement that expired on December 31, 2015; and light finished products sold to counterparties in connection with the A&R Intermediation Agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.

Due to the lower crude oil and refined product pricing environment at the end of 2014 and into 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $427,226 and $258,045, respectively, reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $1,117,336 at December 31, 2015. In the year ended December 31, 2014, the Company first recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $690,110 and $412,686, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Land	$93,673	$61,780
Process units, pipelines and equipment	2,368,224	1,977,333
Buildings and leasehold improvements	34,265	28,398
Computers, furniture and fixtures	72,672	68,431
Construction in progress	150,393	69,867
	2,719,227	2,205,809
Less—Accumulated depreciation	(362,589)	(268,970)
	$2,356,638	$1,936,839
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $94,781, $114,919 and $79,413, respectively. The Company capitalized $3,529 and $7,517 in interest during 2015 and 2014, respectively, in connection with construction in progress.
For the year ended December 31, 2014, the Company determined that it would abandon a capital project at the Delaware City refinery. The project was related to the construction of a new hydrocracker (the “Hydrocracker Project”). The carrying value for the Hydrocracker Project was $28,508. The total pre-tax impairment charge of $28,508 was recorded in depreciation and amortization expense in the Refining segment for the year ended December 31, 2014. No additional cash expenditures were incurred related to the Hydrocracker Project subsequent to the impairment charge.

7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2015	December 31, 2014
Deferred turnaround costs, net	$177,236	$204,987
Catalyst, net	77,725	77,322
Linefill	13,504	10,230
Restricted cash	1,500	1,521
Intangible assets, net	219	357
Other	20,529	5,972
	$290,713	$300,389

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $102,636, $65,452 and $32,066 for the years ended December 31, 2015, 2014 and 2013 respectively. The restricted cash consists primarily of cash held as collateral securing the PBF Rail credit facility.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2015	December 31, 2014
Gross amount	$3,597	$3,599
Accumulated amortization	(3,378)	(3,242)
Net amount	$219	$357

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Inventory-related accruals	$548,800	$588,297
Inventory supply and offtake arrangements	252,380	253,549
Accrued transportation costs	91,546	59,959
Accrued salaries and benefits	61,011	56,117
Excise and sales tax payable	34,129	40,444
Accrued utilities	25,192	22,337
Accrued interest	24,806	23,014
Customer deposits	20,395	24,659
Renewable energy credit obligations	19,472	286
Accrued construction in progress	7,400	31,452
Other	34,058	30,678
	$1,119,189	$1,130,792

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company had the obligation to purchase and sell feedstocks under a supply agreement with Statoil for its Delaware City refinery. This Crude Supply Agreement expired on December 31, 2015. Prior to its expiration, Statoil purchased the refinery's production of certain feedstocks or purchased feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refinery's storage tanks until they were needed for further use in the refining process. At that time, the products were drawn out of the storage tanks and purchased by the refinery. These purchases and sales were settled monthly at the daily market prices related to those products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refinery to Statoil. Inventory remained at cost and the net cash receipts resulted in a liability.

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

9. DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN
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

The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013, October 2013, August 2014 and December 2015, the Company received confirmation from the Authority that the Company had satisfied the conditions necessary for the first four $4,000 tranches of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $4,000 in each of the years ended December 31, 2015 and December 31, 2014, respectively, as the proceeds from the loan were used for capital projects.

10. CREDIT FACILITY AND LONG-TERM DEBT
PBF Holding Revolving Loan
On August 15, 2014, PBF Holding amended and restated the terms of its asset based revolving credit agreement ("Revolving Loan") to, among other things, increase the commitment from $1,610,000 to $2,500,000, and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated agreement also increased the sublimit for letters of credit from $1,000,000 to $1,500,000 and reduced the combined LC Participation Fee and Fronting Fee paid on each issued and outstanding letter of credit. The LC Participation Fee ranges from 1.25% to 2.0% depending on the Company's debt rating and the Fronting Fee is equal to 0.25%.
An accordion feature allows for increases in the aggregate commitment of up to $2,750,000. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2,600,000 and $2,635,000, respectively. At the option of PBF Holding, advances under the Revolving Loan bear interest either at the Alternate Base Rate plus the Applicable Margin, or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. Interest is paid in arrears, either quarterly in the case of Alternate Base Rate Loans or at the maturity of each Adjusted LIBOR Rate Loan.
Advances under the Revolving Loan, plus all issued and outstanding letters of credit may not exceed the lesser of $2,635,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the Financial Covenant Testing Amount), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0.
PBF Holding’s obligations under the Revolving Loan (a) are guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the agreement) and (b) are secured by a lien on (x) PBF LLC’s equity interest in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
There were no outstanding borrowings under the Revolving Loan as of December 31, 2015 and December 31, 2014, and standby letters of credit were $351,511 and $400,262, respectively.
PBFX Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into a five-year, $275,000 senior secured revolving credit facility (the “PBFX Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “PBFX Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The PBFX Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014.
The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. PBFX can increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $275,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the PBFX Revolving Credit Facility and certain cash management and hedging obligations designated by PBFX are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets (including PBFX’s equity interests in Delaware City Terminaling Company LLC) and those of PBFX’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the PBFX Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the PBFX Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Facility.
The PBFX Term Loan was used to fund a distribution to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount (refer to Note 11 "Marketable Securities" of our Notes to Condensed Consolidated Financial Statements). Borrowings under the PBFX Term Loan bear interest either at the Base Rate (as defined in the PBFX Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The PBFX Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

contracts, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms which are not arm’s length. The PBFX Term Loan contains affirmative and negative covenants customary for term loans of this nature which, among other things, limit PBFX’s use of the proceeds and restrict PBFX’s ability to incur liens and enter into burdensome agreements.
Additionally, under the terms of the PBFX Revolving Credit Facility, PBFX is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as PBFX obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the PBFX Revolving Credit Facility) of at least 2.50 to 1.00; (b) the Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) PBFX has issued at least $100,000 of unsecured notes, and (ii) in addition to clause (i), upon the consummation of a Material Permitted Acquisition (as defined in the PBFX Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by PBFX by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted Consolidated Total Coverage Ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”), provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)) and (c) after PBFX has issued at least $100,000 of unsecured notes, the Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The PBFX Revolving Credit Facility generally prohibits PBFX from making cash distributions (subject to certain exceptions) except for so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by PBFX's partnership agreement, PBFX may make cash distributions to its unit holders up to the amount of PBFX’s Available Cash (as defined in the partnership agreement).
The PBFX Revolving Credit Facility and the PBFX Term Loan contain events of default customary for transactions of their nature, including, but not limited to (and subject to any applicable grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
The PBFX Revolving Credit Facility and the PBFX Term Loan may be repaid, from time-to-time, without penalty. As of December 31, 2015, there were $24,500 of borrowings and $2,000 of letters of credit outstanding under the PBFX Revolving Credit Facility, $234,200 outstanding under the PBFX Term Loan and $350,000 outstanding under the PBFX Senior Notes. At December 31, 2014, there were borrowings of $275,100 outstanding under the PBFX Revolving Credit Facility and $234,900 outstanding under the PBFX Term Loan.
PBFX Senior Notes
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance,” and together with the Partnership, the “Issuers”), the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the "PBFX Senior Notes"). The initial purchasers in the offering purchased $330,090 aggregate principal amount of the PBFX Senior Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and family members purchased the remaining $19,910 aggregate principal amount of the PBFX Senior Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and offering expenses, and used such proceeds to pay $88,000 of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255,000 of outstanding indebtedness under the PBFX Revolving Credit Facility.
PBF LLC agreed to a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. The PBFX Senior Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the PBFX Revolving Credit Facility and the PBFX Term Loan. The PBFX Senior Notes will be senior to any future subordinated indebtedness the Issuers may incur. The PBFX Senior Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the PBFX Revolving Credit Facility and PBFX Term Loan, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of PBFX’s subsidiaries that do not guarantee the PBFX Senior Notes.
The PBFX indenture contains customary terms, events of default and covenants for transactions of this nature. These covenants include limitations on PBFX’s and its restricted subsidiaries’ ability to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred units, (iii) pay dividends or make distributions on units or redeem or repurchase its subordinated debt, (iv) create liens, (v) incur dividend or other payment restrictions affecting subsidiaries, (vi) sell assets, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.
PBFX has optional redemption rights to repurchase all or a portion of the PBFX Senior Notes at varying prices no less than 100% of the principal amount of the PBFX Senior Notes, plus accrued and unpaid interest. The holders of the PBFX Senior Notes have repurchase options exercisable only upon a change in control, certain asset dispositions, or in event of default as defined in the indenture.
PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of banks, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.
The amount available to be advanced under the Rail Facility is equals to 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the Rail Facility. On the first anniversary of the closing, the advance rate adjusts automatically to 65%. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
At PBF Rail's election, advances bear interest at a rate per annum equal to one month LIBOR plus the Facility Margin for Eurodollar Loans, or the Corporate Base Rate plus the Facility Margin for Base Rate Loans (the Corporate Base Rate is equal to the higher of the prime rate as determined by CA-CIB, the Federal Funds Rate plus 50 basis points, or one month LIBOR plus 100 basis points), all as defined in the Rail Facility. In addition, there is a commitment fee on the unused portion. Interest and fees are payable monthly.
The lenders received a perfected, first priority security interest in all of PBF Rail's assets, including but not limited to (i) the Eligible Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into between PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of Delaware City Refining, Paulsboro Refining, and Toledo Refining.
On April 29, 2015, PBF Rail entered into the First Amendment to the Rail Facility. The amendments to the Rail Facility include the extension of the maturity to April 29, 2017, the reduction of the total commitment from $250,000 to $150,000, and the reduction of the commitment fee on the unused portion of the Rail Facility. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
There was $67,491 and $37,270 outstanding under the Rail Facility at December 31, 2015 and December 31, 2014, respectively.
Senior Secured Notes
On February 9, 2012, PBF Holding completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the "2020 Senior Secured Notes"). The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay all of the outstanding indebtedness plus accrued interest owed under the Toledo Promissory Note, the Paulsboro Promissory Note, and the Term Loan, as well as to reduce the outstanding balance of the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation completed an offering of $500,000 in aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secured Notes, the "Senior Secured Notes"). The net proceeds from this offering were approximately $490,000 after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.
The 2023 Senior Secured Notes include a registration payment arrangement whereby the Company has agreed to file with the SEC and use reasonable efforts to cause to become effective within 365 days of the closing date, a registration statement relating to an offer to exchange the 2023 Senior Secured Notes for an issue of registered notes with terms substantially identical to the notes. The Company fully intends to file a registration statement for the exchange of the 2023 Senior Secured Notes within the 365 day period following the closing of the 2023 Senior Secured Notes. In addition, there are no restrictions or hindrances that the Company is aware of that would prohibit it from filing such registration statement and maintaining its effectiveness as stipulated in the registration rights agreement. As such, the Company asserts that it is not probable that it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
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
At all times after (a) a covenant suspension event (which requires that the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Catalyst Leases
Subsidiaries of the Company have entered into agreements at each of its refineries whereby the Company sold certain of its catalyst precious metals to major commercial banks and then leased them back. The catalyst is required to be repurchased by the Company at market value at lease termination. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details on the catalyst leases at each of our refineries as of December 31, 2015 are included in the following table:

	Annual lease fee	Annual interest rate	Expiration date
Paulsboro catalyst lease	$180	1.95%	December 2016 *
Delaware City catalyst lease	$322	1.96%	October 2016 *
Toledo catalyst lease	$326	1.99%	June 2017
Chalmette catalyst lease	$185	3.85%	November 2018
* The Paulsboro and Delaware catalyst leases are included in long-term debt as of December 31, 2015 as the Company has the ability and intent to finance these debts through availability under other credit facilities if the catalyst leases are not renewed at maturity.
Long-term debt outstanding consisted of the following:

	December 31, 2015	December 31, 2014
2020 Senior Secured Notes	$669,644	$668,520
2023 Senior Secured Notes	500,000	—
Revolving Loan	—	—
PBFX Revolving Credit Facility	24,500	275,100
PBFX Term Loan	234,200	234,900
PBFX Senior Notes	350,000	—
Rail Facility	67,491	37,270
Catalyst leases	31,802	36,559
Unamortized deferred financing costs	(41,282)	(32,280)
	1,836,355	1,220,069
Less—Current maturities	—	—
Long-term debt	$1,836,355	$1,220,069

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2016	$17,252
2017	311,364
2018	4,877
2019	24,500
2020	669,644
Thereafter	850,000
$1,877,637

11. MARKETABLE SECURITIES
The U.S. Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure the PBFX Term Loan. PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying values of these marketable securities approximate fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets.
As of December 31, 2015 and December 31, 2014 the Company held $234,258 and $234,930, respectively, in marketable securities. The gross unrecognized holding gains and losses for the years ended December 31, 2015 and December 31, 2014 were not material. The net realized gains or losses from the sale of marketable securities were not material for the years ended December 31, 2015 and December 31, 2014.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2015	December 31, 2014
Defined benefit pension plan liabilities	$42,509	$40,142
Post retiree medical plan	17,729	14,740
Environmental liabilities and other	8,189	7,727
Other	182	—
	$68,609	$62,609

13. RELATED PARTY TRANSACTIONS
The Company engaged Fuel Strategies International, Inc., the principal of which is the brother of the Executive Chairman of the Board of Directors of the Company, to provide consulting services relating to petroleum coke and

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

commercial operations. For the year ended December 31, 2015 there were no charges under this agreement. For the years ended December 31, 2014 and 2013, the Company incurred charges of $588 and $646, respectively, under this agreement.
The Company has an agreement with the Executive Chairman of the Board of Directors, for the use of an airplane that is owned by a company owned by the Executive Chairman. The Company pays a charter rate that is the lowest rate this aircraft is chartered to third-parties. For the years ended December 31, 2015, 2014 and 2013, the Company incurred charges of $957, $1,214, and $1,274, respectively, related to the use of this airplane.
As of December 31, 2013, each of Blackstone and First Reserve, the Company’s financial sponsors, had received the full return of its aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. The total amount distributed to the PBF LLC Series B Unit holders for the years ended December 31, 2015, 2014 and 2013 was $19,592, $130,523 and $6,427 respectively. There were no amounts distributed to PBF LLC Series B Unit holders prior to 2013.

14. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $126,060, $98,473, and $70,581 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $36,139, $40,444 and $38,383 under these supply agreements for the years ended December 31, 2015, 2014 and 2013, respectively.
The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2016	$138,890
2017	131,057
2018	122,286
2019	95,397
2020	94,666
Thereafter	237,435

$819,731

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,367 recorded as of December 31, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8%. At December 31, 2015 the undiscounted liability is $15,646 and the Company expects to make aggregate payments for this liability of $5,998 over the next five years. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of December 31, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of 30 years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The final standards were issued on November 30, 2015. The standards issued by the EPA include volume requirements in the annual standards which, while below the volumes originally set by Congress, increased renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA also increased the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
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
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies ("MACT") for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.1% and 89.9% interest in PBF LLC as of December 31, 2015 and December 31, 2014, respectively. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of December 31, 2015 and December 31, 2014, the Company has recognized a liability for the tax receivable agreement of $661,418 and $712,727, respectively, reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
15. STOCKHOLDERS’ AND MEMBERS’ EQUITY STRUCTURE
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
Class B Common Stock
Holders of shares of Class B common stock are entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each PBF LLC Series A Unit beneficially owned by such holder. Accordingly, the members of PBF LLC other than PBF Energy collectively have a number of votes in PBF Energy that is equal to the aggregate number of PBF LLC Series A Units that they hold.
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
PBF LLC Series B Units
The PBF LLC Series B Units are intended to be “profit interests” within the meaning of Revenue Procedures 93-27 and 2001-43 of the Internal Revenue Service and have a stated value of zero at issuance. The PBF LLC Series B Units are held by certain of the Company’s current and former officers, have no voting rights and are designed to increase in value only after the Company’s financial sponsors achieve certain levels of return on their investment in PBF LLC Series A Units. Accordingly, the amounts paid to the holders of PBF LLC Series B Units, if any, will

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

reduce only the amounts otherwise payable to the PBF LLC Series A Units held by the Company’s financial sponsors, and will not reduce or otherwise impact any amounts payable to PBF Energy (the holder of PBF LLC Series C Units), the holders of the Company’s Class A common stock or any other holder of PBF LLC Series A Units. The maximum number of PBF LLC Series B Units authorized to be issued is 1,000,000.
PBF LLC Series C Units
The PBF LLC Series C Units rank on a parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. PBF LLC Series C Units are held solely by PBF Energy.
Information about the issued classes of PBF LLC units for the years ended December 31, 2015, 2014 and 2013, is as follows:

	Series A Units	Series B Units	Series C Units
Balance—January 1, 2013	72,972,131	1,000,000	23,571,221
Secondary offering transaction	(15,950,000)	—	15,950,000
Issuances of restricted stock	—	—	60,392
Exercise of warrants and options	263,403	—	—
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(83,860)	—	83,860
Balance - December 31, 2013	57,201,674	1,000,000	39,665,473
Secondary offering transaction	(48,000,000)	—	48,000,000
Issuances of restricted stock	—	—	30,348
Exercise of warrants and options	26,533	—	—
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(56,694)	—	56,694
Redemption of C Units in connection with stock repurchase	—	—	(5,765,946)
Surrender of units for tax withholding	(817)	—	(5,450)
Balance - December 31, 2014	9,170,696	1,000,000	81,981,119
Secondary offering transaction	(3,804,653)	—	3,804,653
Issuances of restricted stock	—	—	247,720
Exercise of warrants and options	149,974	—	12,766
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(529,178)	—	529,178
Redemption of C Units in connection with stock repurchase	—	—	(284,771)
Surrender of units for tax withholding	(1,481)	—	(8,732)
October 2015 equity offering	—	—	11,500,000
Balance—December 31, 2015	4,985,358	1,000,000	97,781,933
The warrants and options exercised in the table above include both non-compensatory and compensatory PBF LLC Series A warrants and options.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Treasury Stock
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the "Repurchase Program"). On October 29, 2014, the Company's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. As of December 31, 2015 the Company has purchased approximately 6.05 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $150,804.
The following table summarizes the Company's Class A common stock repurchase activity under the Repurchase Program:

	Number of shares purchased (1)	Cost of purchased shares
Shares purchased at December 31, 2013	—	$—
Shares purchased during 2014	5,765,946	142,731
Shares purchased at December 31, 2014	5,765,946	142,731
Shares purchased during 2015	284,771	8,073
Shares purchased at December 31, 2015	6,050,717	$150,804
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
As of December 31, 2015, the Company had $149,196 remaining in authorized expenditures under the Repurchase Program.
The Company also records Class A common stock surrendered to cover income tax withholdings for certain directors and employees pursuant to the vesting of certain awards under the Company’s equity-based compensation plans as treasury shares.
16. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
As a result of the PBF Energy IPO and the related reorganization transactions on December 18, 2012, PBF Energy became the sole managing member of, and had a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. In connection with the secondary offerings, Blackstone and First Reserve exchanged an aggregate 67,754,653 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which, along with certain other equity transactions, increased PBF Energy's interest in PBF LLC to approximately 95.1% and 89.9% as of December 31, 2015 and 2014, respectively.
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
The noncontrolling interest ownership percentages of PBF Energy as of the IPO, the completion dates of each of the secondary offerings, the October 2015 equity offering and the years ended December 31, 2015, 2014 and 2013 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
January 1, 2013	72,972,131	23,571,221	96,543,352
	75.6%	24.4%	100%
June 12, 2013 - Secondary offering	57,027,225	39,563,835	96,591,060
	59.0%	41.0%	100%
December 31, 2013	57,201,674	39,665,473	96,867,147
	59.1%	40.9%	100%
January 10, 2014 - Secondary offering	42,201,674	54,665,473	96,867,147
	43.6%	56.4%	100%
March 26, 2014 - Secondary offering	27,213,374	69,670,192	96,883,566
	28.1%	71.9%	100%
June 17, 2014 - Secondary offering	9,213,374	87,670,832	96,884,206
	9.5%	90.5%	100%
December 31, 2014	9,170,696	81,981,119	91,151,815
	10.1%	89.9%	100%
February 6, 2015 - Secondary offering	5,366,043	85,768,077	91,134,120
	5.9%	94.1%	100%
October 13, 2015 - Equity offering	5,111,358	97,393,850	102,505,208
	5.0%	95.0%	100%
December 31, 2015	4,985,358	97,781,933	102,767,291
	4.9%	95.1%	100%
Noncontrolling Interest in PBFX
Subsequent to the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX and all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest held by public common unit holders. In connection with the DCR West Rack Acquisition, the Toledo Storage Facility Acquisition and the Delaware City Products Pipeline and Truck Rack Acquisition, PBF LLC increased its ownership in PBFX to a 53.7% limited partner interest, with the remaining 46.3% limited partner interest owned by public common unit holders as of December 31, 2015. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages of PBFX as of the PBFX Offering, DCR West Rack Acquisition, the Toledo Storage Facility Acquisition, Delaware City Products Pipeline and Truck Rack and the year ended December 31, 2015 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
May 14, 2014	15,812,500	15,960,606	31,773,106
	49.8%	50.2%	100.0%
September 30, 2014	15,812,500	16,550,142	32,362,642
	48.9%	51.1%	100.0%
December 31, 2014	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
May 15, 2015	15,812,500	18,459,497	34,271,997
	46.1%	53.9%	100.0%
December 31, 2015	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
Noncontrolling Interest in PBF Holding
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded a noncontrolling interest in the earnings of these subsidiaries of $274 for the year ended December 31, 2015.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the year ended December 31, 2015:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	148,406	14,627	34,606	197,639
Dividends and distributions	(106,584)	(19,386)	(23,458)	(149,428)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(12,046)	—	—	(12,046)
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Issuance of additional PBFX common units	11,390	—	(11,390)	—
Stock-based compensation	9,218	—	4,279	13,497
Record noncontrolling interest upon completion of the PBFX Offering	—	—	—	—
Exercise of PBF LLC options and warrants, net	2,797	(2,707)	—	90
October 2015 Equity Offering	344,000	—	—	344,000
Purchase of treasury stock	(8,073)	—	—	(8,073)
Record noncontrolling interest in Chalmette Acquisition	—	16,951	—	16,951
Other	—	—	(89)	(89)
Balance at December 31, 2015	$1,647,297	$108,243	$340,317	$2,095,857
Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss) arising from activity related to the Company’s defined benefit employee benefit plan and unrealized gain on available-for-sale securities. The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests of PBF Energy for the year ended December 31, 2015:

	Attributable to PBF Energy Inc.	Noncontrolling Interests	Total
Net income	$146,401	$49,132	$195,533
Other comprehensive income:
Unrealized gain on available for sale securities	118	6	124
Amortization of defined benefit plans unrecognized net gain	1,887	95	1,982
Total other comprehensive income	2,005	101	2,106
Total comprehensive income	$148,406	$49,233	$197,639

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2014:

	Attributable to PBF Energy Inc.	Noncontrolling Interest	Total
Net (loss) income	$(38,237)	$116,508	$78,271
Other comprehensive income (loss):
Unrealized gain on available for sale securities	115	12	127
Amortization of defined benefit plans unrecognized net loss	(11,206)	(1,259)	(12,465)
Total other comprehensive loss	(11,091)	(1,247)	(12,338)
Total comprehensive (loss) income	$(49,328)	$115,261	$65,933
The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2013:

	Attributable to PBF Energy Inc.	Noncontrolling Interest	Total
Net income	$39,540	$174,545	$214,085
Other comprehensive loss:
Unrealized loss on available for sale securities	(126)	(182)	(308)
Amortization of defined benefit plans unrecognized net loss	(2,144)	(3,145)	(5,289)
Total other comprehensive loss	(2,270)	(3,327)	(5,597)
Total comprehensive income	$37,270	$171,218	$208,488

17. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2015	2014	2013
PBF LLC Series A Unit compensatory warrants and options	$—	$522	$779
PBF LLC Series B Units	—	—	530
PBF Energy options	7,528	4,343	2,051
PBF Energy restricted shares	1,690	1,230	393
PBFX Phantom Units	4,279	1,086	—
	$13,497	$7,181	$3,753
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In addition, options to purchase PBF LLC Series A units were granted to certain employees, management and directors. Options vest over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The Company did not issue PBF LLC Series A Units compensatory warrants or options in 2015, 2014 or 2013.
The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2015, 2014 and 2013:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2013	1,184,726	$10.44	8.23
Exercised	(301,979)	10.11	—
Forfeited	(41,668)	11.27	—
Outstanding at December 31, 2013	841,079	$10.52	7.40
Exercised	(32,934)	10.00	—
Forfeited	(6,666)	11.59	—
Outstanding at December 31, 2014	801,479	$10.53	6.41
Exercised	(160,700)	10.28	—
Forfeited	—	—	—
Outstanding at December 31, 2015	640,779	$10.59	5.46
Exercisable and vested at December 31, 2015	640,779	10.59	5.46
Exercisable and vested at December 31, 2014	753,985	$10.41	6.34
Exercisable and vested at December 31, 2013	545,247	$10.24	7.23
Expected to vest at December 31, 2015	640,779	$10.59	5.46
The total intrinsic value of stock options outstanding and exercisable at December 31, 2015 was $16,797, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $3,452, $618, and $4,298, respectively.
There was no unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2015. Unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2014 was $140, which was recognized in 2015.

Prior to 2014, members of management of the Company had also purchased an aggregate of 2,740,718 non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. During the year ended December 31, 2015 and 2014, 24,000 and 11,700 non-compensatory warrants were exercised. At December 31, 2015 and 2014, there were 32,719 and 56,719 non-compensatory warrants outstanding, respectively.

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

The following table summarizes activity for PBF LLC Series B Units for the year ended December 31, 2013.

	Number of PBF LLC Series B units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2013	250,000	$5.11
Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—
Non-vested units at December 31, 2013	—	$—
PBF Energy options and restricted stock
The Company grants awards of its Class A common stock under the 2012 Equity Incentive Plan which authorizes the granting of various stock and stock-related awards to employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plan.
A total of 1,899,500 and 1,135,000 options to purchase shares of PBF Energy Class A common stock were granted to certain employees and management of the Company in the years ended December 31, 2015 and 2014, respectively. A total of 247,720 and 30,348 shares of restricted Class A common stock were granted to certain directors, employees and management of the Company as of December 31, 2015 and 2014, respectively. The PBF Energy options and restricted Class A common stock vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The estimated fair value of PBF Energy options granted during the years ended December 31, 2015, 2014 and 2013 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2015	December 31, 2014	December 31, 2013
Expected life (in years)	6.25	6.25	6.25
Expected volatility	38.4%	52.0%	52.1%
Dividend yield	3.96%	4.82%	4.43%
Risk-free rate of return	1.58%	1.80%	1.53%
Exercise price	$30.28	$24.78	$27.79

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes activity for PBF Energy options for the years ended December 31, 2015, 2014 and 2013.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2013	682,500	$26.00	9.95
Granted	697,500	27.79	10.00
Exercised	—	—	—
Forfeited	(60,000)	25.36	—
Outstanding at December 31, 2013	1,320,000	$26.97	9.33
Granted	1,135,000	24.78	10.00
Exercised	—	—	—
Forfeited	(53,125)	25.44	—
Outstanding at December 31, 2014	2,401,875	$25.97	8.67
Granted	1,899,500	$30.28	10.00
Exercised	(30,000)	25.79	—
Forfeited	(15,000)	26.38	—
Outstanding at December 31, 2015	4,256,375	$27.89	8.32
Exercisable and vested at December 31, 2015	1,136,250	$26.22	7.61
Exercisable and vested at December 31, 2014	485,000	$26.66	8.21
Exercisable and vested at December 31, 2013	158,125	$26.00	8.95
Expected to vest at December 31, 2015	4,256,375	$27.89	8.23
The total estimated fair value of PBF Energy options granted in 2015 and 2014 was $14,512 and $9,068 and the weighted average per unit fair value was $7.64 and $7.99. The total intrinsic value of stock options outstanding and exercisable at December 31, 2015, was $38,167 and $12,139, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2015 was $133.
Unrecognized compensation expense related to PBF Energy options at December 31, 2015 was $21,556, which will be recognized from 2016 through 2019.
PBFX Phantom Units
PBF GP's board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “PBFX LTIP”) in connection with the completion of the PBFX Offering. The PBFX LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In 2014 and 2015, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common unit on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX's nonvested phantom units totaled $8,316 and $6,231 as of December 31, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2015 and 2014, totaled $10,109 and $7,318, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

A summary of PBFX's unit award activity for the year ended December 31, 2015 and 2014 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	—	$—
Granted	285,522	26.57
Forfeited	(10,000)	26.74
Nonvested at December 31, 2014	275,522	$26.56
Granted	266,360	23.92
Vested	(137,007)	25.83
Forfeited	(1,500)	26.74
Nonvested at December 31, 2015	403,375	$25.06
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

18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $12,753, $11,364 and $10,450 for the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Benefit and Post-Retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations (the "Supplemental Plan"). The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the balance sheet. The plan assets and benefit obligations are measured as of the balance sheet date.
The non-union Delaware City employees and all Paulsboro, Toledo and Chalmette employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero which resulted in the

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan was amended during 2013 to include all corporate employees, amended in 2014 to include Delaware City and Toledo employees and amended in 2015 to include Chalmette employees.
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2015 and 2014 were as follows:

	Pension Plans		Post-Retirement Medical Plan
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$81,098	$53,350	$14,740	$8,225
Service cost	24,298	19,407	967	1,099
Interest cost	2,974	2,404	558	520
Plan amendments	—	529	1,533	3,911
Benefit payments	(2,231)	(2,634)	(381)	(215)
Actuarial loss (gain)	(6,128)	8,042	312	1,200
Projected benefit obligation at end of year	$100,011	$81,098	$17,729	$14,740
Change in plan assets:
Fair value of plan assets at beginning of year	$40,956	$25,050	$—	$—
Actual return on plan assets	(13)	1,822	—	—
Benefits paid	(2,231)	(2,634)	(381)	(215)
Employer contributions	18,790	16,718	381	215
Fair value of plan assets at end of year	$57,502	$40,956	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$57,502	$40,956	$—	$—
Less benefit obligations at end of year	100,011	81,098	17,729	14,740
Funded status at end of year	$(42,509)	$(40,142)	$(17,729)	$(14,740)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2015 and 2014. The accumulated benefit obligation for the defined benefit plans approximated $80,897 and $66,576 at December 31, 2015 and 2014, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post-Retirement Medical Plan
2016	$11,125	$843
2017	8,271	1,141
2018	9,403	1,296
2019	10,694	1,580
2020	13,429	1,788
Years 2021-2025	88,044	8,835
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $16,700 to the Company’s Pension Plans during 2016.
The components of net periodic benefit cost were as follows for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013
Components of net period benefit cost:
Service cost	$24,298	$19,407	$14,794	$967	$1,099	$726
Interest cost	2,974	2,404	992	558	520	334
Expected return on plan assets	(3,422)	(2,156)	(550)	—	—	—
Amortization of prior service cost	53	39	11	326	258	—
Amortization of actuarial loss (gain)	1,228	1,033	421	—	(4)	—
Net periodic benefit cost	$25,131	$20,727	$15,668	$1,851	$1,873	$1,060
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013
Prior service costs (credits)	$—	$529	$—	$1,533	$3,911	$(860)
Net actuarial loss (gain)	(2,220)	8,151	8,235	312	1,201	(1,654)
Amortization of losses and prior service cost	(1,281)	(1,072)	(432)	(326)	(255)	—
Total changes in other comprehensive loss (income)	$(3,501)	$7,608	$7,803	$1,519	$4,857	$(2,514)

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2015, and 2014 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
	2015	2014	2015	2014
Prior service (costs) credits	$(529)	$(582)	$(3,999)	$(2,793)
Net actuarial (loss) gain	(19,841)	(23,762)	(391)	(78)
Total	$(20,370)	$(24,344)	$(4,390)	$(2,871)
The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2015 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2016:

	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service (costs) credits	$(53)	$(436)
Amortization of net actuarial (loss) gain	(775)	—
Total	$(828)	$(436)
Effective December 31, 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost for the Qualified Plan, the Supplemental Plan and the Post-Retirement Medical Plan. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation for each of these plans at the beginning of the period. Additionally, we historically combined the disclosures of assumptions for the Qualified Plan and the Supplemental Plan in one category we called "Pension Benefits". We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each plan separately. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations or our annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial (gain) loss reported. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.
The weighted average assumptions used to determine the benefit obligations as of December 31, 2015, and 2014 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2015	2014	2015	2014	2015	2014
Discount rate - benefit obligations	4.17%	3.70%	4.22%	3.70%	3.76%	3.70%
Rate of compensation increase	4.81%	4.96%	5.50%	4.96%	—	—

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rates:
Effective rate for service cost	4.25%	4.55%	3.45%	4.30%	4.55%	3.45%	4.32%	4.55%	3.45%
Effective rate for interest cost	3.31%	4.55%	3.45%	3.16%	4.55%	3.45%	3.09%	4.55%	3.45%
Effective rate for interest on service cost	3.51%	4.55%	3.45%	3.37%	4.55%	3.45%	4.04%	4.55%	3.45%
Expected long-term rate of return on plan assets	7.00%	6.70%	3.50%	—%	—%	—%	—	—	—
Rate of compensation increase	4.81%	4.64%	4.00%	5.50%	4.64%	4.00%	—	—	—
The assumed health care cost trend rates as of December 31, 2015 and 2014 were as follows:

	Post-Retirement Medical Plan
	2015	2014
Health care cost trend rate assumed for next year	6.1%	6.7%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2038	2027
Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical post-retirement benefits:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$21	$(20)
Effect on accumulated post-retirement benefit obligation	413	(388)

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2015 and 2014 by level of fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds. As noted above, the Company’s post retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)
	December 31,
	2015	2014
Equities:
Domestic equities	$17,660	$12,682
Developed international equities	8,320	5,600
Emerging market equities	4,017	2,629
Global low volatility equities	4,930	3,478
Fixed-income	22,495	16,517
Cash and cash equivalents	80	50
Total	$57,502	$40,956
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2015, the plan's target allocations for plan assets are 60% invested in equity securities and 40% fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

19. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2015	2014	2013
Gasoline and distillates	$11,553,716	$17,050,096	$16,973,239
Chemicals	452,304	739,096	746,396
Asphalt and blackoils	536,496	706,494	690,305
Lubricants	266,371	410,466	468,315
Feedstocks and other	315,042	922,003	273,200
	$13,123,929	$19,828,155	$19,151,455

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

20. INCOME TAXES
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see Note 15 "Stockholders' and Members' Equity"). PBF LLC is organized as a limited liability company which is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes. As a result, the PBF Energy consolidated financial statements do not reflect a benefit or provision for income taxes for PBF LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX.
The income tax provision (benefit) in the PBF Energy consolidated financial statements of operations consists of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current expense:
Federal	$77,954	$20,313	$—
State	14,378	6,662	—
Total current	92,332	26,975	—

Deferred expense (benefit):
Federal	(27,046)	(38,556)	15,406
Foreign	28,157	—	—
State	(6,718)	(10,831)	1,275
Total deferred	(5,607)	(49,387)	16,681

Total provision (benefit) for income taxes	$86,725	$(22,412)	$16,681

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The difference between the PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Provision at Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.6%	5.2%	5.0%
Nondeductible/nontaxable items	0.2%	(0.1)%	7.0%
Manufacturer's benefit deduction	(2.3)%	2.1%	—%
Rate differential from foreign jurisdictions	(6.3)%	—%	—%
Provision to return adjustment	—%	(3.8)%	—%
Adjustment to deferred tax assets and liabilities for change in tax rates due to business mix	5.1%	—%	(14.5)%
Other	0.9%	(1.5)%	(2.8)%
Effective tax rate	37.2%	36.9%	29.7%

The Company's effective income tax rate for the years ended December 31, 2015, 2014 and 2013 including the impact of income attributable to noncontrolling interests of $49,132, $116,508 and $174,545 respectively, was 30.7%, (40.1)% and 7.2% respectively.
The Company's foreign earnings are taxed at a lower income tax rate as compared to its US operations; therefore, a benefit was recognized for such income tax rate differential.
The Company recognized an income tax rate change in 2015 subsequent to the Chalmette Acquisition on November 1, 2015. This tax rate change increased the Company's effective tax rate primarily due to the reduction of deferred tax assets.
For financial reporting purposes, income (loss) before income taxes attributable to PBF Energy Inc. includes the following components:

	Year Ended December 31, 2015	Year Ended December 31, 2014

United States	$170,829	$(106,337)
Foreign (1)	62,297	45,688
Total income (loss) before income taxes attributable to PBF Energy Inc.	$233,126	$(60,649)
(1) The Company began conducting foreign operations in 2014. Accordingly, all income (loss) before income taxes prior to that time was domestic.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

A summary of the components of deferred tax assets and deferred tax liabilities follows:

	December 31, 2015	December 31, 2014
Deferred tax assets
Purchase interest step-up	$698,477	$752,416
Inventory	357,250	206,681
Pension, employee benefits and compensation	40,452	35,246
Hedging	8,384	—
Other	22,557	21,953
Total deferred tax assets	1,127,120	1,016,296
Valuation allowances	—	—
Total deferred tax assets, net	1,127,120	1,016,296

Deferred tax liabilities
Property, plant and equipment	485,976	421,901
Inventory	29,502	—
Investment in partnership	13,665	—
Other	25,287	26,848
Total deferred tax liabilities	554,430	448,749
Net deferred tax assets	$572,690	$567,547

PBF Energy had federal and state income tax net operating loss carry forwards which were fully utilized in 2014.
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2012
New Jersey	2012
Michigan	2012
Delaware	2012
Indiana	2012
Pennsylvania	2012
New York	2012
Louisiana	2015
PBF Energy does not have any unrecognized tax benefits.

21. SEGMENT INFORMATION

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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Refining
The Company's Refining Segment includes the operations of its four refineries which are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery; (ii) a truck terminal that was comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery; (iii) a heavy crude unloading rack located at the Delaware City refinery; (iv) a tank farm, including a propane storage and loading facility at the Toledo refinery; and (v) an interstate petroleum products pipeline and 15 lane truck loading rack both located at the Delaware City refinery. PBFX provides various rail and truck terminaling services and storage services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The PBFX assets did not generate third party or intra-entity revenue and were not considered to be a separate reportable segment.

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

Disclosures regarding our reportable segments with reconciliations to consolidated totals for year ended December 31, 2015 and December 31, 2014 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. In connection with the Delaware City Products Pipeline and Truck Rack Acquisition, the accompanying segment information has been retrospectively adjusted to include the historical results of the Delaware City Products Pipeline and Truck Rack for all periods presented through December 31, 2015.

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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Year Ended December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,123,929	$142,102	$—	$(142,102)	$13,123,929
Depreciation and amortization expense	181,147	6,582	9,688	—	197,417
Income (loss) from operations	441,033	96,376	(177,298)	—	360,111
Interest expense, net	17,061	21,254	67,872	—	106,187
Capital expenditures (a)	969,895	2,046	9,139	—	981,080

	Year Ended December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$19,828,155	$59,403	$—	$(59,403)	$19,828,155
Depreciation and amortization expense	162,326	4,473	13,583	—	180,382
Income (loss) from operations	283,646	20,514	(156,496)	—	147,664
Interest expense, net	23,618	2,672	72,474	—	98,764
Capital expenditures	577,896	47,805	5,631	—	631,332

	Year Ended December 31, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$19,151,455	$8,513	$—	$(8,513)	$19,151,455
Depreciation and amortization expense	95,551	3,071	12,857	—	111,479
Income (loss) from operations	442,742	(14,415)	(99,928)	—	328,399
Interest expense, net	19,531	(13)	74,266	—	93,784
Capital expenditures	359,534	47,192	8,976	—	415,702

	Balance at December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,087,554	$422,902	$618,617	$(23,949)	$6,105,124

	Balance at December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,312,618	$407,989	$455,031	$(11,630)	$5,164,008
(a) The Refining segment includes capital expenditures of $565,304 for the acquisition of the Chalmette refinery on November 1, 2015.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income (loss) per Class A common share attributable to PBF Energy for the periods subsequent to the IPO:

	Year Ended December 31,
Basic Earnings Per Share:	2015	2014	2013
Numerator for basic net income (loss) per Class A common share net income attributable to PBF Energy	$146,401	$(38,237)	$39,540
Denominator for basic net income per Class A common share-weighted average shares	88,106,999	74,464,494	32,488,369
Basic net income (loss) attributable to PBF Energy per Class A common share	$1.66	$(0.51)	$1.22

Diluted Earnings Per Share:
Numerator:
Net income (loss) attributable to PBF Energy Inc.	$146,401	$(38,237)	$39,540
Plus: Net income attributable to noncontrolling interest (1)	14,257	—	—
Less: Income tax on net income per Class A common share (1)	(5,646)	—	—
Numerator for diluted net income (loss) per Class A common share net income attributable to PBF Energy (1)	$155,012	$(38,237)	$39,540

Denominator (1):
Denominator for basic net income (loss) per Class A common share-weighted average shares	88,106,999	74,464,494	32,488,369
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	5,530,568	—	—
Common stock equivalents (2)	501,283	—	572,712
Denominator for diluted net income (loss) per common share-adjusted weighted average shares	94,138,850	74,464,494	33,061,081
Diluted net income (loss) attributable to PBF Energy per Class A common share	$1.65	$(0.51)	$1.20

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

——————————

(1)
The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 39.6% effective tax rate for the year ended December 31, 2015 and a 40.2% effective tax rate for the years ended December 31, 2014 and 2013, respectively) attributable to the converted units. The potential conversion of 21,249,314 and 64,164,045 PBF LLC Series A Units for the years ended December 31, 2014 and 2013, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and related income tax expense associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock. Common stock equivalents excludes the effects of options to purchase 2,943,750, 2,401,875 and 1,320,000 shares of PBF Energy Class A common stock because they are anti-dilutive for the years ended December 31, 2015, 2014 and 2013, respectively.

23. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2015 and 2014.

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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Marketable securities	234,258	—	—	234,258	N/A	234,258
Non-qualified pension plan assets	9,325	—	—	9,325	N/A	9,325
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Derivatives included with inventory supply arrangement obligations	—	—	—	—	—	—
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802

	As of December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Marketable securities	234,930	—	—	234,930	N/A	234,930
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

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

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$1,521	$(23,365)
Purchases	—	—
Settlements	(15,222)	(22,055)
Unrealized loss included in earnings	17,244	46,941
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$3,543	$1,521

There were no transfers between levels during the years ended December 31, 2015 and 2014, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$669,644	$706,246	$668,520	$675,580
Senior Secured Notes due 2023 (a)	500,000	492,452	—	—
PBFX Senior Notes (a)	350,000	321,722	—	—
PBFX Term Loan (b)	234,200	234,200	234,900	234,900
Rail Facility (b)	67,491	67,491	37,270	37,270
Catalyst leases (c)	31,802	31,802	36,559	36,559
PBFX Revolving Credit Facility (b)	24,500	24,500	275,100	275,100
Revolving Loan (b)	—	—	—	—
	1,877,637	1,878,413	1,252,349	1,259,409
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	41,282	n/a	32,280	n/a
Long-term debt	$1,836,355	$1,878,413	$1,220,069	$1,259,409

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Secured Notes and PBFX Senior Notes.
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

24. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contained purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2015, there were no barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of December 31, 2015, there were 3,776,011 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2015, there were 39,577,000 barrels of crude oil and 4,599,136 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$—
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511
December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
December 31, 2015:
Commodity contracts	Accounts receivable	$46,127
December 31, 2014:
Commodity contracts	Accounts receivable	$31,155

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,251)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(59,323)
For the year ended December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$4,428
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$88,818
For the year ended December 31, 2013
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(5,773)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$6,016

Derivatives not designated as hedging instruments:
For the year ended December 31, 2015:
Commodity contracts	Cost of sales	$32,416
For the year ended December 31, 2014:
Commodity contracts	Cost of sales	$146,016
For the year ended December 31, 2013
Commodity contracts	Cost of sales	$(88,962)

Hedged items designated in fair value hedges:
For the year ended December 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,251
Intermediate and refined product inventory	Cost of sales	$59,323
For the year ended December 31, 2014:
Crude oil and feedstock inventory	Cost of sales	$(4,428)
Intermediate and refined product inventory	Cost of sales	$(88,818)
For the year ended December 31, 2013
Crude oil and feedstock inventory	Cost of sales	$(1,491)
Intermediate and refined product inventory	Cost of sales	$(6,016)

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2015 and December 31, 2014. Ineffectiveness related to the Company's fair value hedges resulted in a loss of $7,264 for the year ended December 31, 2013, recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

25. SUBSEQUENT EVENTS
Dividend Declared
On February 11, 2016, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on March 8, 2016 to Class A common stockholders of record at the close of business on February 22, 2016.
PBFX Distributions
On February 11, 2016, PBFX announced a distribution of $0.41 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on March 8, 2016 to unit holders of record at the close of business on February 22, 2016.
PBFX Plains Asset Purchase
On February 2, 2016, PBFX announced that one of its wholly-owned subsidiaries has entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100,000. The acquisition is expected to close in the second quarter of 2016, subject to customary closing conditions.

PBF ENERGY INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(unaudited, in thousands)
The following table summarizes quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts).

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$2,995,136	$3,550,664	$3,217,640	$3,360,489
Income (loss) from operations	172,410	273,796	92,267	(178,362)
Net income (loss)	103,119	158,460	55,495	(121,541)
Net income (loss) attributable to PBF Energy Inc.	87,321	135,810	42,799	(119,529)
Earnings per common share - assuming dilution	$1.00	$1.57	$0.49	$(1.24)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$4,746,443	$5,301,709	$5,260,003	$4,520,000
Income (loss) from operations	260,207	87,850	281,113	(481,506)
Net income (loss)	183,272	45,836	170,012	(320,849)
Net income (loss) attributable to PBF Energy Inc.	77,444	20,959	140,971	(277,611)
Earnings per common share -assuming dilution	$1.42	$0.29	$1.60	$(3.34)

During the three months ended December 31, 2015, the Company recorded an adjustment to the lower of cost or market which resulted in a net pre-tax impact of $346,100 reflecting the change in the lower of cost or market inventory reserve from $771,300 at September 30, 2015 to approximately $1,117,300 at December 31, 2015. During the three months December 31, 2014, the Company recorded an adjustment to value its inventory to the lower of cost or market which resulted in a net pre-tax impact of $690,100. The Company did not have any lower of cost or market reserve as of September 30, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 29, 2016

POWER OF ATTORNEY
Each of the officers and directors of PBF Energy Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Erik Young, Matthew Lucey and Trecia Canty, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	February 29, 2016
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 29, 2016
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 29, 2016
(John Barone)	(Principal Accounting Officer)

/s/ Thomas D. O’Malley	Executive Chairman of the	February 29, 2016
(Thomas D. O’Malley)	Board of Directors

/s/ Spencer Abraham	Director	February 29, 2016
(Spencer Abraham)

/s/ Jefferson F. Allen	Director	February 29, 2016
(Jefferson F. Allen)

/s/ Wayne Budd	Director	February 29, 2016
(Wayne Budd)

/s/ Gene Edwards	Director	February 29, 2016
(Gene Edwards)

/s/ William Hantke	Director	February 29, 2016
(William Hantke)

/s/ Dennis Houston	Director	February 29, 2016
(Dennis Houston)

/s/ Edward F. Kosnik	Director	February 29, 2016
(Edward F. Kosnik)

/s/ Robert J. Lavinia	Director	February 29, 2016
(Robert J. Lavinia)

/s/ Eija Malmivirta	Director	February 29, 2016
(Eija Malmivirta)