Form 10-Q
period 2016-03-31
PBF Energy Inc.
filed 2016-05-05
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of May 2, 2016, PBF Energy Inc. had outstanding 97,817,756 shares of Class A common stock and 27 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interests in, PBF LLC as of March 31, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2016, PBF LLC also holds a 53.7% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Energy Inc., which we refer to as our 2015 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•market risks related to the volatility in the price of Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•our ability to consummate the pending acquisition of the ownership interests of the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”), the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, L.L.C and related logistic assets (collectively, the “Chalmette Acquisition”) and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$740,321	$944,320
Accounts receivable	541,524	454,759
Inventories	1,229,299	1,174,272
Deferred tax asset	353,547	371,186
Prepaid expense and other current assets	156,666	77,474
Total current assets	3,021,357	3,022,011
Property, plant and equipment, net	2,372,904	2,356,638
Deferred tax assets	188,281	201,504
Marketable securities	234,408	234,258
Deferred charges and other assets, net	366,709	290,713
Total assets	$6,183,659	$6,105,124
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$388,230	$315,653
Accrued expenses	1,144,606	1,119,189
Payable to related parties pursuant to tax receivable agreement	57,042	56,621
Deferred tax liabilities	29,971	—
Deferred revenue	3,154	4,043
Total current liabilities	1,623,003	1,495,506
Delaware Economic Development Authority loan	4,000	4,000
Long-term debt	1,841,902	1,836,355
Payable to related parties pursuant to tax receivable agreement	604,376	604,797
Other long-term liabilities	76,632	68,609
Total liabilities	4,149,913	4,009,267
Commitments and contingencies (Note 10)
Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 97,816,106 shares outstanding at March 31, 2016, 97,781,933 shares outstanding at December 31, 2015	93	93
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 27 shares outstanding at March 31, 2016, 28 shares outstanding at December 31, 2015	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at March 31, 2016 and December 31, 2015	—	—
Treasury stock, at cost, 6,061,503 shares outstanding at March 31, 2016 and 6,056,719 shares outstanding at December 31, 2015	(150,804)	(150,804)
Additional paid in capital	1,907,469	1,904,751
Retained earnings/(Accumulated deficit)	(141,666)	(83,454)
Accumulated other comprehensive loss	(22,696)	(23,289)
Total PBF Energy Inc. equity	1,592,396	1,647,297
Noncontrolling interest	441,350	448,560
Total equity	2,033,746	2,095,857
Total liabilities and equity	$6,183,659	$6,105,124

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$2,800,185	$2,995,136

Cost and expenses:
Cost of sales, excluding depreciation	2,412,095	2,502,215
Operating expenses, excluding depreciation	299,999	237,118
General and administrative expenses	37,582	36,046
Gain on sale of assets	—	(359)
Depreciation and amortization expense	55,933	47,706
	2,805,609	2,822,726

(Loss) income from operations	(5,424)	172,410

Other income (expenses):
Change in fair value of catalyst leases	(2,885)	2,039
Interest expense, net	(37,527)	(22,192)
(Loss) income before income taxes	(45,836)	152,257
Income tax (benefit) expense	(22,500)	49,138
Net (loss) income	(23,336)	103,119
Less: net income attributable to noncontrolling interests	6,052	15,798
Net (loss) income attributable to PBF Energy Inc.	$(29,388)	$87,321

Weighted-average shares of Class A common stock outstanding
Basic	97,809,384	84,278,071
Diluted	97,809,384	91,669,101
Net (loss) income available to Class A common stock per share:
Basic	$(0.30)	$1.04
Diluted	$(0.30)	$1.00

Dividends per common share	$0.30	$0.30

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(23,336)	$103,119
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	306	71
Net gain on pension and other postretirement benefits	316	400
Total other comprehensive income	622	471
Comprehensive (loss) income	(22,714)	103,590
Less: comprehensive income attributable to noncontrolling interests	6,082	15,824
Comprehensive (loss) income attributable to PBF Energy Inc.	$(28,796)	$87,766

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(23,336)	$103,119
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	58,595	49,892
Stock-based compensation	3,350	2,955
Change in fair value of catalyst lease obligations	2,885	(2,039)
Deferred income taxes	52,954	23,168
Non-cash change in inventory repurchase obligations	35,147	66,509
Pension and other post retirement benefit costs	7,680	6,448
Gain on disposition of property, plant and equipment	—	(359)
Change in non-cash lower of cost or market adjustment	(59,063)	(21,208)

Changes in current assets and current liabilities:
Accounts receivable	(86,765)	110,084
Inventories	4,035	(1,007)
Prepaid expenses and other current assets	(79,192)	19,940
Accounts payable	72,577	(22,113)
Accrued expenses	(9,375)	(195,613)
Deferred revenue	(889)	4,859
Payable to related parties pursuant to tax receivable agreement	—	(10,168)
Other assets and liabilities	800	(1,962)
Net cash (used in) provided by operations	(20,597)	132,505

Cash flow from investing activities:
Expenditures for property, plant and equipment	(43,170)	(102,395)
Expenditures for deferred turnaround costs	(82,747)	(18,376)
Expenditures for other assets	(17,163)	(4,958)
Chalmette Acquisition working capital settlement	(2,659)	—
Purchase of marketable securities	(690,000)	(689,693)
Maturities of marketable securities	689,860	689,697
Proceeds from sale of assets	—	77,618
Net cash used in investing activities	(145,879)	(48,107)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$(1,487)	$(1,610)
Distributions to PBFX unit holders	(6,694)	(5,309)
Dividend payments	(29,342)	(25,733)
Proceeds from Rail Facility revolver borrowings	—	23,425
Repayments of Rail Facility revolver borrowings	—	(22,774)
Purchases of treasury stock	—	(407)
Deferred financing costs and other	—	(383)
Net cash used in financing activities	(37,523)	(32,791)

Net (decrease) increase in cash and cash equivalents	(203,999)	51,607
Cash and cash equivalents, beginning of period	944,320	397,873
Cash and cash equivalents, end of period	$740,321	$449,480

Supplemental cash flow disclosures
Non-cash activities:
Accrued construction in progress and unpaid fixed assets	$7,619	$26,708

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation in 2011 and completed an initial public offering in December 2012. PBF Energy is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”) and MOEM Pipeline LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. In addition, PBF LLC, through Chalmette Refining, holds an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company.
As of March 31, 2016, PBF LLC also holds a 53.7% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to Note 2 “PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
On February 6, 2015, the Company completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the “February 2015 secondary offering”). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of PBF Energy Class A common stock. PBF Energy did not receive any proceeds from the February 2015 secondary offering.
As of March 31, 2016, the Company owns 97,816,106 PBF LLC Series C Units and the Company's current and former executive officers and directors and certain employees and others beneficially own 4,947,401 PBF LLC Series A Units. As of March 31, 2016, the holders of the Company's issued and outstanding shares of Class A common stock have 95.2% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.8% of the voting power in the Company.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Energy. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Guidance
Effective January 1, 2016, the Company adopted Accounting Standard Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which changed existing consolidation requirements associated with the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The Company’s adoption of this guidance did not impact our consolidated financial statements.
Effective January 1, 2016, the Company adopted ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not affect any of the Company's financial statements or related disclosures.
Recent Accounting Pronouncements
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current US GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 also contains additional guidance for nonpublic entities that do not apply to the Company. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. As of March 31, 2016, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units) and all of PBFX's incentive distribution rights, with the remaining 46.3% limited partner interest held by public common unit holders. PBF LLC also owns indirectly a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries. As of March 31, 2016, all of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF Energy in consolidation.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at three of PBF Energy’s refineries. In a series of drop-down transactions subsequent to the PBFX Offering, PBF Holding distributed certain additional assets to PBF LLC which, in turn, contributed such assets to PBFX consisting of the Delaware City heavy crude unloading rack, which is also capable of unloading light crude oil (the "DCR West Rack"), a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), and a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack").
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.

3. ACQUISITIONS
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. Chalmette Refining is strategically positioned on the Gulf Coast with logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products and provides geographic diversification into PADD 3.

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

The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus inventory and final working capital of $245,963. As described below, the valuation of the working capital was finalized in the first quarter of

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

2016. The transaction was financed through a combination of cash on hand and borrowings under PBF Holding's asset based revolving credit agreement (the “Revolving Loan”).

The Company accounted for the Chalmette Acquisition as a business combination under US GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and fair value allocation were completed as of March 1, 2016. During the measurement period, which ended in March 2016, adjustments were made to the Company's preliminary fair value estimates related primarily to inventories and accounts payable.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$587,005
Cash acquired	(19,042)
Total consideration	$567,963

Fair Value Allocation
Accounts receivable	$1,126
Inventories	271,434
Prepaid expenses and other current assets	913
Property, plant and equipment	356,961
Deferred charges and other assets	8,312
Accounts payable	(4,870)
Accrued expenses	(28,371)
Deferred tax liability	(25,721)
Noncontrolling interests	(11,821)
Fair value of net assets acquired	$567,963
In addition, in connection with the acquisition of Chalmette Refining, the Company acquired Collins Pipeline Company and T&M Terminal Company, which are both C-corporations for tax purposes. As a result, the Company recognized a deferred tax liability of $25,721 attributable to the book and tax basis difference in the C-corporation assets, which had a corresponding impact on noncontrolling interests of $5,144. The Company’s consolidated financial statements for the three months ended March 31, 2016 include the results of operations of the Chalmette refinery whereas the same period in 2015 do not include the results of operations of the Chalmette refinery. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the financing of the Chalmette Acquisition.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(Unaudited)	Three Months Ended March 31, 2015
Pro forma revenues	$4,052,933
Pro forma net income attributable to PBF Energy Inc.	$126,926
Pro forma net income available to Class A common stock per share:
Basic	$1.32
Diluted	$1.30
The unaudited amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.

Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and other pending and non-consummated acquisitions of $4,724 and $550 in the three months ended March 31, 2016 and 2015, respectively. These costs are included in the consolidated income statement in General and administrative expenses.

4. NONCONTROLLING INTEREST OF PBF ENERGY AND PBFX
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2015 and March 31, 2016, PBF Energy’s equity interest in PBF LLC represented approximately 95.1% and 95.2%, respectively, of the outstanding interests.
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
The noncontrolling interest ownership percentage of PBF LLC as of March 31, 2016 and December 31, 2015 is calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2015	4,985,358	97,781,933	102,767,291
	4.9%	95.1%	100.0%
March 31, 2016	4,947,401	97,816,106	102,763,507
	4.8%	95.2%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Noncontrolling Interest in PBFX
PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 46.3% limited partner interest owned by public common unit holders as of March 31, 2016. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentage of PBFX as of March 31, 2016 and December 31, 2015, is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2015	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
March 31, 2016	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
Noncontrolling Interest in PBF Holding
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded a noncontrolling interest in the earnings of these subsidiaries of $303 for the three months ended March 31, 2016.
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2016 and 2015:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$108,243	$340,317	$2,095,857
Comprehensive income	(28,796)	(2,411)	8,493	(22,714)
Dividends and distributions	(29,342)	(1,487)	(6,694)	(37,523)
Stock-based compensation	2,621	—	729	3,350
Exercise of PBF LLC options and warrants, net	1,058	(190)	—	868
Other	(442)	(5,145)	(505)	(6,092)
Balance at March 31, 2016	$1,592,396	$99,010	$342,340	$2,033,746

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	87,766	7,814	8,010	103,590
Dividends and distributions	(25,733)	(1,610)	(5,309)	(32,652)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	1,297	—	—	1,297
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Stock-based compensation	1,930	95	930	2,955
Exercise of PBF LLC options and warrants, net	—	(383)	—	(383)
Purchase of treasury stock	(407)	—	—	(407)
Balance at March 31, 2015	$1,323,042	$104,674	$340,000	$1,767,716

5. INVENTORIES
Inventories consisted of the following:

March 31, 2016
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,135,671	$—	$1,135,671
Refined products and blendstocks	690,813	400,753	1,091,566
Warehouse stock and other	60,335	—	60,335
	$1,886,819	$400,753	$2,287,572
Lower of cost or market reserve	(900,728)	(157,545)	(1,058,273)
Total inventories	$986,091	$243,208	$1,229,299

December 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market reserve	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

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
Due to the lower crude oil and refined product pricing environment beginning at the end of 2014 and continuing throughout 2015 and into 2016, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $59,063 and $35,674, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $1,058,273 at March 31, 2016. During the three months ended March 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $21,208 and $12,682, respectively, reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $668,902 at March 31, 2015.

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	March 31, 2016	December 31, 2015
Deferred turnaround costs, net	$237,398	$177,236
Catalyst, net	89,995	77,725
Linefill	13,504	13,504
Restricted cash	1,500	1,500
Intangible assets, net	209	219
Other	24,103	20,529
Total deferred charges and other assets, net	$366,709	$290,713

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Inventory-related accruals	$583,287	$548,800
Inventory supply and intermediation arrangements	274,668	252,380
Accrued transportation costs	87,972	91,546
Renewable energy credit obligations	45,729	19,472
Excise and sales tax payable	41,110	34,129
Accrued interest	30,558	24,806
Accrued utilities	24,780	25,192
Customer deposits	26,656	20,395
Accrued salaries and benefits	12,290	61,011
Accrued construction in progress	6,709	7,400
Other	10,847	34,058
Total accrued expenses	$1,144,606	$1,119,189

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). As of March 31, 2016 and December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

8. MARKETABLE SECURITIES
The U.S Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the “PBFX Term Loan”). PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets.
As of March 31, 2016 and December 31, 2015, the Company held $234,408 and $234,258, respectively, in marketable securities. The gross unrecognized holding gains and losses as of March 31, 2016 and December 31, 2015 were not material. The net realized gains or losses from the sale of marketable securities were not material for the three months ended March 31, 2016 and 2015.

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 95.1% as of December 31, 2015 and approximately 95.2% as of March 31, 2016). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX apart from the income tax of $799 for the three months ended March 31, 2016 attributable to those two C-Corporation subsidiaries of Chalmette Refining.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consisted of the following:

	Three Months Ended March 31,
	2016	2015
Current tax (benefit) expense	$(75,454)	$25,970
Deferred tax expense	52,954	23,168
Total tax (benefit) expense	$(22,500)	$49,138

Income tax expense (benefit) is based on income before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are not subject to income taxes. The difference between the Company’s income tax expense (benefit) and the income tax provision computed by applying the United States statutory rate and the difference between the Company’s effective income tax rate and the United States statutory rate are reconciled below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Provision at Federal statutory rate	$(18,161)	35.0%	$47,689	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	(2,402)	4.6%	7,098	5.2%
Non deductible/nontaxable items	135	(0.3)%	526	0.4%
Adjustment for manufacturer's benefit	—	—%	(1,206)	(0.9)%
Rate differential from foreign jurisdictions	(375)	0.7%	(5,629)	(4.1)%
Other	(1,697)	3.3%	660	0.5%
Total	$(22,500)	43.3%	$49,138	36.1%
The Company's effective income tax rate for the three months ended March 31, 2016 and 2015, including the impact of income attributable to noncontrolling interests of $6,052 and $15,798, respectively, was 49.1% and 32.3%, respectively.

PBF Energy has determined there are no material uncertain tax positions as of March 31, 2016. PBF Energy does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $12,021 recorded as of March 31, 2016 ($10,367 as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of March 31, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) (“Sunoco”) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard (“RFS”) for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. The EPA published the final 2014-2016 Renewable standards late in 2015. The EPA essentially set the standards for 2014 and 2015 at the estimated actual renewable fuel used in each year given they were for the most part regulating activities that had already occurred. In setting the 2016 standards the EPA recognized the E10 blend wall and used the general waiver authority to set the 2016 renewable fuel requirement lower than the original requirements stated in the Energy Independence Security Act (EISA). These new standards are being challenged by both renewable fuel producers and obligated parties in legal actions. The courts are attempting to consolidate some of these challenges. It appears unlikely the courts will be able resolve these issues before EPA releases the final 2017 standards late in 2016 assuming they stay on schedule. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
The EPA published a Final Rule to the Clean Water Act (“CWA”) Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(BTA) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. We purchased RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. We continue to purchase RINs to satisfy our obligations under the RFS program, and on April 11, 2016, PBF Holding Company LLC was notified by the EPA that the EPA’s records indicated that PBF Holding used potentially invalid RINs generated by one of the companies. The EPA directed PBF Holding to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. We are in the process of determining whether any of those RINs are invalid. We understand the EPA continues to investigate invalid RINs. While we do not know what actions the EPA will take, or penalties it will impose with respect to these identified RINs or any other RINs we have purchased that the EPA may identify as being invalid, at this time, we do not expect any such action or penalties would have a material effect on our financial condition, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.2% interest in PBF LLC as of March 31, 2016 (95.1% as of December 31, 2015). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of March 31, 2016, the Company has recognized a liability for the tax receivable agreement of $661,418 ($661,418 as of December 31, 2015) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2016, PBF LLC made aggregate non-tax quarterly distributions of $0.30 per unit to its members, of which $29,342 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $29,342 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 8, 2016.

With respect to distributions paid during the three months ended March 31, 2016, PBFX paid a distribution on outstanding common and subordinated units of $0.41 per unit on March 8, 2016, for a total distribution of $14,680, of which $7,986 was distributed to PBF LLC and the balance was distributed to its public unit holders.

12. TREASURY STOCK
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the “Repurchase Program”). On October 29, 2014, the Company's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. No repurchases of the Company's Class A common stock were made during the three months ended March 31, 2016. From the inception of the Repurchase Program through March 31, 2016, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $150,804.
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
As of March 31, 2016, the Company has the ability to purchase an additional $149,196 in common stock under the approved Repurchase Program.

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2016	2015
Components of net periodic benefit cost:
Service cost	$7,340	$5,790
Interest cost	776	709
Expected return on plan assets	(1,106)	(829)
Amortization of prior service costs	13	13
Amortization of loss	194	311
Net periodic benefit cost	$7,217	$5,994

	Three Months Ended March 31,
Post Retirement Medical Plan	2016	2015
Components of net periodic benefit cost:
Service cost	$220	$244
Interest cost	134	134
Amortization of prior service costs	109	76
Amortization of loss (gain)	—	—
Net periodic benefit cost	$463	$454

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2016 and December 31, 2015.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of March 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$507,498	$—	$—	$507,498	N/A	$507,498
Marketable securities	234,408	—	—	234,408	N/A	234,408
Commodity contracts	29,761	21,346	1,915	53,022	(38,338)	14,684
Derivatives included with inventory intermediation agreement obligations	—	365	—	365	—	365
Liabilities:
Commodity contracts	34,368	3,970	—	38,338	(38,338)	—
Catalyst lease obligations	—	34,688	—	34,688	—	34,688

	As of December 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Marketable securities	234,258	—	—	234,258	N/A	234,258
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Derivatives included with inventory supply arrangement obligations	—	—	—	—	—	—
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2016 and December 31, 2015, $9,645 and $9,325, respectively, were included within deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,543	$1,521
Purchases	—	—
Settlements	(256)	(1,200)
Unrealized gain included in earnings	(1,372)	9,357
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,915	$9,678

There were no transfers between levels during the three months ended March 31, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$669,940	$702,571	$669,644	$706,246
Senior Secured Notes due 2023 (a)	500,000	474,138	500,000	492,452
PBFX Senior Notes (a)	350,000	339,216	350,000	321,722
PBFX Term Loan (b)	234,200	234,200	234,200	234,200
Rail Facility (b)	67,491	67,491	67,491	67,491
Catalyst leases (c)	34,688	34,688	31,802	31,802
PBFX Revolving Credit Facility (b)	24,500	24,500	24,500	24,500
Revolving Loan (b)	—	—	—	—
	1,880,819	1,876,804	1,877,637	1,878,413
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	38,917	n/a	41,282	n/a
Long-term debt	$1,841,902	$1,876,804	$1,836,355	$1,878,413

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

15. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. Prior to December 31, 2015, the Company’s crude supply agreement contained purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of March 31, 2016, there were no barrels of crude oil and feedstocks (no barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. As of March 31, 2016, there were 3,440,594 barrels of intermediates and refined products (3,776,011 barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

December 31, 2015) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2016, there were 39,380,250 barrels of crude oil and 4,502,000 barrels of refined products (39,577,000 and 4,599,136, respectively, as of December 31, 2015), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2016 and December 31, 2015 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$365
December 31, 2015
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511

Derivatives not designated as hedging instruments:
March 31, 2016:
Commodity contracts	Accounts receivable	$14,684
December 31, 2015
Commodity contracts	Accounts receivable	$46,127

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(35,146)
For the three months ended March 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(2,821)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(63,686)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2016:
Commodity contracts	Cost of sales	$(19,953)
For the three months ended March 31, 2015:
Commodity contracts	Cost of sales	$(41,128)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2016:
Intermediate and refined product inventory	Cost of sales	$35,146
For the three months ended March 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$2,821
Intermediate and refined product inventory	Cost of sales	$63,686

The Company had no ineffectiveness related to the Company's fair value hedges for the three months ended March 31, 2016 and 2015.

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
Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery; (ii) a truck terminal comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery; (iii) a heavy crude rail unloading rack located at the Delaware City refinery; (iv) a tank farm, including a propane storage and loading facility at the Toledo Refinery; and (v) an interstate petroleum products pipeline and a 15-lane truck loading rack both located at the Delaware City refinery. PBFX provides various rail and truck terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and, as such, intersegment related-party revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets, did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2016 and March 31, 2015 are presented below. In connection with the contribution by PBF LLC of the Delaware City Products Pipeline and Truck Rack, the accompanying segment information has been retrospectively adjusted to include the historical results of the Delaware City Products Pipeline and Truck Rack for all periods presented prior to such contribution.
Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, property, plant and equipment and other assets not directly related to our refinery and logistic operations.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended March 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,800,185	$36,549	$—	$(36,549)	$2,800,185
Depreciation and amortization expense	52,596	1,640	1,697	—	55,933
Income (loss) from operations	4,967	26,323	(36,714)	—	(5,424)
Interest expense, net	972	7,229	29,326	—	37,527
Capital expenditures (1)	139,600	439	5,700	—	145,739

	Three Months Ended March 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,995,136	$32,846	$—	$(32,846)	$2,995,136
Depreciation and amortization expense	43,030	1,633	3,043	—	47,706
Income (loss) from operations	188,085	19,717	(35,392)	—	172,410
Interest expense, net	3,956	1,955	16,281	—	22,192
Capital expenditures	124,468	76	1,185	—	125,729

	Balance at March 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,165,674	$433,579	$608,860	$(24,454)	$6,183,659

	Balance at December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,087,554	$422,902	$618,617	$(23,949)	$6,105,124

(1)
The Refining segment includes capital expenditures of $2.7 million for the working capital settlement related to the acquisition of the Chalmette refinery that was finalized in the first quarter of 2016.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. NET (LOSS) INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net (loss) income per Class A common share attributable to PBF Energy:

	Three Months Ended March 31,
Basic Earnings Per Share:	2016	2015
Numerator for basic net (loss) income per Class A common share - net (loss) income attributable to PBF Energy	$(29,388)	$87,321
Denominator for basic net (loss) income per Class A common share - weighted average shares	97,809,384	84,278,071
Basic net (loss) income attributable to PBF Energy per Class A common share	$(0.30)	$1.04

Diluted Earnings Per Share:
Numerator:
Net (loss) income attributable to PBF Energy	$(29,388)	$87,321
Plus: Net (loss) income attributable to noncontrolling interest (1)	—	7,788
Less: Income tax expense (benefit) on net (loss) income attributable to noncontrolling interest (1)	—	(3,131)
Numerator for diluted net (loss) income per Class A common share - net income (loss) attributable to PBF Energy (1)	$(29,388)	$91,978

Denominator(1):
Denominator for basic net (loss) income per Class A common share-weighted average shares	97,809,384	84,278,071
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	—	6,866,867
Common stock equivalents (2)	—	524,163
Denominator for diluted net (loss) income per common share-adjusted weighted average shares	97,809,384	91,669,101
Diluted net (loss) income attributable to PBF Energy per Class A common share	$(0.30)	$1.00
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net (loss) income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net (loss) income, as well as the corresponding income tax expense (benefit) (based on a 39.6% and 40.2% statutory tax rate for the three months ended March 31, 2016 and 2015, respectively) attributable to the converted units. During the three months ended March 31, 2016, the potential conversion of 4,956,417 PBF LLC Series A Units into PBF Energy Class A common stock were excluded from the denominator in computing diluted net income per share because including them would have had an anti-dilutive effect. As the potential conversion of the PBF LLC Series A Units and Common stock equivalents were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and income tax attributable to the net income associated with the potential conversion of the PBF LLC Series A Units and Common stock equivalents.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents excludes

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

the effects of options to purchase 4,945,360 and 2,869,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three months ended March 31, 2016 and 2015, respectively.

18. SUBSEQUENT EVENTS
Dividend Declared
On April 28, 2016, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 31, 2016 to Class A common stockholders of record at the close of business on May 13, 2016.
PBFX Distributions
On April 28, 2016, the Board of Directors of PBF GP announced a distribution of $0.42 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on May 31, 2016 to PBFX unit holders of record at the close of business on May 13, 2016.
PBFX Plains Asset Purchase
On April 29, 2016, PBFX's wholly-owned subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of four refined product terminals located in the greater Philadelphia region from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of approximately $100,000.
April 2016 PBFX Equity Offering
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $51,400, after deducting underwriting discounts and commissions and other offering expenses (the "April 2016 PBFX Equity Offering").

As a result of the April 2016 PBFX Equity Offering, PBF LLC holds a 49.5% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 50.5% limited partner interest owned by public unitholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate four domestic oil refineries and related assets, which we acquired in 2010, 2011 and November 2015. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 11.7. We operate in two reportable business segments: Refining and Logistics.
As of March 31, 2016, our four refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. Our Mid-Continent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate (“WTI”) based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality can be a beneficial component to the profitability of our East Coast refining system in certain crude pricing environments. The Chalmette Refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products.
As of March 31, 2016, we owned 97,816,106 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 4,947,401 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 95.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 4.8% of the voting power in us.

Business Developments
Recent significant business developments affecting the Company are discussed below.
Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Torrance Sale and Purchase Agreement”) with ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), to purchase the Torrance refinery, and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition is expected to further increase the Company's total throughput capacity to approximately 900,000 bpd.
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
The purchase price for the Torrance Acquisition is $537.5 million, plus working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is required to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the sale and purchase agreement for a period of at least fifteen days after such restoration. PBF Energy expects to finance the transaction with a combination of cash on hand, debt and proceeds from our October 2015 Equity Offering and 2023 Senior Secured Notes offering. Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.
PBFX Plains Asset Purchase
On February 2, 2016, PBFX announced that its wholly-owned subsidiary, PBF Logistics Products Terminals LLC, entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of approximately $100.0 million (the “PBFX Plains Asset Purchase”). This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base. The acquisition was financed through a combination of cash on hand and borrowings from PBFX's senior secured revolving credit facility. On April 29, 2016, PBFX closed on the acquisition of the East Coast Terminals.
April 2016 PBFX Equity Offering
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $51,400, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). As a result of the April 2016 PBFX Equity Offering, PBF LLC holds a 49.5% limited partner interest in PBFX and owns all of PBFX's IDRs, with the remaining 50.5% limited partner interest owned by public unitholders.

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
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus final inventory and working capital of $246.0 million, which was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s Revolving Loan.
Initial Public Offering of PBFX and Subsequent Drop-Down Transactions
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the underwriters' over-allotment option. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transactions with PBFX.
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
During 2014, PBFX acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery and the Toledo Storage Facility, a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility.
In addition, on May 14, 2015, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”).

Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan") is available to be used for working capital and other general corporate purposes. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit were also reduced in the amended and restated Revolving Loan.
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of 7.0% senior secured notes due 2023 (the "2023 Senior Secured Notes"). The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending Torrance Acquisition.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the “Eligible Railcars”) before December 2015. The amount available to be advanced under the Rail Facility equals 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement.
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
J. Aron Intermediation Agreements
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the “A&R Intermediation Agreements”) with J. Aron & Company (“J. Aron”) pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Crude Oil Acquisition Agreement Terminations
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. Subsequent to the Chalmette Acquisition we made a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries.
Public Offerings
On February 6, 2015, funds affiliated with Blackstone and First Reserve exchanged 3,804,653 PBF LLC Series A units for the same number of shares of PBF Energy Class A common stock which were subsequently sold in a secondary public offering (the “February 2015 secondary offering” and collectively with the secondary offerings completed in 2013 and 2014, the “secondary offerings”). As a result of these secondary offerings, Blackstone and First Reserve no longer hold any PBF LLC Series A units. The holders of PBF LLC Series B Units, which include certain current and former executive officers of PBF Energy, received a portion of the proceeds of the sales of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the secondary offerings.
On October 13, 2015, we completed a public offering of an aggregate of 11,500,000 shares of Class A common stock (the " October 2015 Equity Offering"), including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses.
As of December 31, 2015, we owned 97,781,933 PBF LLC Series C Units and our current and former executive officers and directors and certain employees beneficially owned 4,985,358 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock had 95.1% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock had the remaining 4.9% of the voting power in us.
As of March 31, 2016, we currently own 97,816,106 PBF LLC Series C Units and our current and former executive officers and directors and certain employees beneficially own 4,947,401 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.2% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.8% of the voting power in us.
PBFX Debt Facilities
On May 12, 2015, PBFX entered into an Indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX (“PBF Logistics Finance,” and together with PBFX, the “Issuers”), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “PBFX Senior Notes”). PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350.0 million aggregate PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our four oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering and PBFX's acquisition of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries. The assets did not generate third party or intra-entity revenue, other than certain intra-entity revenue recognized by the Delaware City Products Pipeline and Truck Rack, and were not considered to be a separate reportable segment. We did not analyze our results by individual segments as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial to our consolidated operating results.

	Three Months Ended March 31,
	2016	2015
Revenue	$2,800,185	$2,995,136
Cost of sales, excluding depreciation	2,412,095	2,502,215
	388,090	492,921
Operating expenses, excluding depreciation	299,999	237,118
General and administrative expenses	37,582	36,046
Gain on sale of assets	—	(359)
Depreciation and amortization expense	55,933	47,706
(Loss) income from operations	(5,424)	172,410
Change in fair value of catalyst leases	(2,885)	2,039
Interest expense, net	(37,527)	(22,192)
(Loss) income before income taxes	(45,836)	152,257
Income tax (benefit) expense	(22,500)	49,138
Net (loss) income	(23,336)	103,119
Less: net income attributable to noncontrolling interests	6,052	15,798
Net (loss) income attributable to PBF Energy Inc.	$(29,388)	$87,321

Gross margin	$38,855	$216,328

Gross refining margin (1)	$354,202	$466,096

Net (loss) income available to Class A common stock per share:
Basic	$(0.30)	$1.04
Diluted	$(0.30)	$1.00

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2016	2015
Key Operating Information
Production (bpd in thousands)	655.9	465.4
Crude oil and feedstocks throughput (bpd in thousands)	650.1	467.8
Total crude oil and feedstocks throughput (millions of barrels)	59.2	42.1
Gross refining margin, excluding special items, per barrel of throughput (1)	$4.99	$10.57
Refinery operating expenses, excluding depreciation, per barrel of throughput	$5.01	$5.54

Crude and feedstocks (% of total throughput) (2):
Heavy crude	14%	15%
Medium crude	50%	46%
Light crude	23%	27%
Other feedstocks and blends	13%	12%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	48%	49%
Distillates and distillate blendstocks	31%	34%
Lubes	1%	1%
Chemicals	4%	3%
Other	16%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$34.24	$54.29
West Texas Intermediate (WTI) crude oil	$33.45	$48.49
Light Louisiana Sweet (LLS) crude oil	$35.34	$52.84
Crack Spreads
Dated Brent (NYH) 2-1-1	$11.18	$15.76
WTI (Chicago) 4-3-1	$8.83	$15.45
LLS (Gulf Coast) 2-1-1	$8.71	$13.61
Crude Oil Differentials
Dated Brent (foreign) less WTI	$0.79	$5.80
Dated Brent less Maya (heavy, sour)	$8.04	$10.14
Dated Brent less WTS (sour)	$0.94	$6.79
Dated Brent less ASCI (sour)	$4.27	$5.58
WTI less WCS (heavy, sour)	$11.34	$11.80
WTI less Bakken (light, sweet)	$1.56	$5.13
WTI less Syncrude (light, sweet)	$(4.44)	$(0.68)
Natural gas (dollars per MMBTU)	$1.98	$2.81
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Overview— Net loss was $23.3 million for the three months ended March 31, 2016 compared to net income of $103.1 million for the three months ended March 31, 2015. Net loss attributable to PBF Energy was $29.4 million, or $(0.30) per diluted share, for the three months ended March 31, 2016 ($(0.30) per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net loss, or $(0.65) per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $87.3 million, or $1.00 per diluted share, for the three months ended March 31, 2015 ($1.00 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $0.87 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 95.2% and 92.4% for the three months ended March 31, 2016 and 2015, respectively.
Our results for the three months ended March 31, 2016 were positively impacted by a non-cash special item consisting of a pre-tax inventory lower of cost or market (“LCM”) adjustment of approximately $59.1 million or $35.7 million net of tax. Our results for the three months ended March 31, 2015 were positively impacted by a pre-tax inventory LCM adjustment of approximately $21.2 million or $12.7 million net of tax. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, and lower throughput volumes on the East Coast offset by a positive earnings contribution from the Chalmette refinery and higher throughput in the Mid-Continent. Throughput volumes on the East Coast were impacted by approximately two weeks of unplanned downtime at our Delaware City refinery as a result of a weather-related loss of power in late January 2016 and a planned coker turnaround at Delaware City. Given the prevailing market conditions and unplanned downtime during the quarter, we decided to move forward the scheduled turnaround of the Delaware City coker and other related units which lasted through the remainder of the first quarter of 2016.
Revenues— Revenues totaled $2.8 billion for the three months ended March 31, 2016 compared to $3.0 billion for the three months ended March 31, 2015, a decrease of approximately $0.2 billion, or 6.5%. For the three months ended March 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 316,200 bpd, 157,700 bpd and 176,200 bpd, respectively. For the three months ended March 31, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,700 bpd and 142,100 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to the planned and unplanned downtime at our Delaware City refinery as described above. Our Gulf Coast refinery was not acquired until the fourth quarter of 2015. For the three months ended March 31, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 367,000 bpd, 169,800 bpd and 205,800 bpd, respectively. For the three months ended March 31, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 362,700 bpd and 157,900 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $354.2 million, or $5.99 per barrel of throughput ($295.1 million or $4.99 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2016 compared to $466.1 million, or $11.07 per barrel of throughput ($444.9 million or $10.57 per barrel of throughput excluding the impact of special items) for the three months ended March 31, 2015, a decrease of approximately $111.9 million. Gross margin, including refinery operating expenses and depreciation, totaled $38.9 million, or $0.66 per barrel of throughput, for the three months ended March 31, 2016 compared to $216.3 million, or $5.14 per barrel of throughput, for the three months ended March 31, 2015, a decrease of $177.4 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in crude differentials, lower crack spreads, and reduced throughput in the East Coast partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette refinery acquired in the fourth quarter of 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $59.1 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2015 to the end of the first quarter of 2016 which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $21.2 million in the first quarter of 2015.
Average industry refining margins in the Mid-Continent were weaker during the three months ended March 31, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $8.83 per barrel or 42.8% lower in the three months ended March 31, 2016 as compared to $15.45 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and an adverse WTI/Syncrude differential, which averaged a premium of $4.44 per barrel during the three months ended March 31, 2016 as compared to a premium of $0.68 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $11.18 per barrel, or 29.1% lower in the three months ended March 31, 2016 as compared to $15.76 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $5.01 and $2.10 lower, respectively, in the three months ended March 31, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $3.57 per barrel less favorable in the three months ended March 31, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $300.0 million for the three months ended March 31, 2016 compared to $237.1 million for the three months ended March 31, 2015, an increase of $62.9 million, or 26.5%. Of the total $300.0 million of operating expenses for the three months ended March 31, 2016, $296.6 million or $5.01 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining

$3.4 million related to expenses incurred by the Logistics segment. The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette refinery which totaled approximately $77.0 million for the quarter and $3.6 million of costs associated with the restart and repair activities at our Delaware City refinery as a result of the unplanned downtime in January 2016, partially offset by reduced energy costs of $17.5 million due to lower natural gas costs at our East Coast and Mid-Continent refineries. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.
General and Administrative Expenses— General and administrative expenses totaled $37.6 million for the three months ended March 31, 2016 compared to $36.0 million for the three months ended March 31, 2015, an increase of approximately $1.6 million or 4.3%. The increase in general and administrative expenses primarily relates to higher information technology and professional services costs incurred in support of the integration of the Chalmette Acquisition partially offset by lower incentive compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was no gain or loss on sale of assets for the three months ended March 31, 2016 as compared to a gain of $0.4 million for the three months ended March 31, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $55.9 million for the three months ended March 31, 2016 compared to $47.7 million for the three months ended March 31, 2015, an increase of $8.2 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette Acquisition and a general increase in our fixed asset base due to capital projects completed in 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.9 million for the three months ended March 31, 2016 compared to a gain of $2.0 million for the three months ended March 31, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $37.5 million for the three months ended March 31, 2016 compared to $22.2 million for the three months ended March 31, 2015, an increase of approximately $15.2 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Senior Notes in May 2015 and the 2023 Senior Notes in November 2015 partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes . However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of the PBF LLC amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 95.2% and 92.4%, on a weighted-average basis for the three months ended March 31, 2016 and 2015, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended March 31, 2016 and 2015 was 43.3% and 36.1%, respectively, reflecting tax benefit adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— As a result of our initial public offering and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended March 31, 2016 and 2015 was approximately 4.8% and 7.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with U.S. GAAP (“non-GAAP”). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted net income excluding special items, income from continuing operations excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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

2.
Income Taxes. Prior to PBF Energy's initial public offering ("IPO"), we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy's IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Fully-Converted tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to PBF Energy Inc.	$(29,388)	$87,321
Add: Net (loss) income attributable to the noncontrolling interest (1)	(2,441)	7,788
Less: Income tax benefit (expense) (2)	967	(3,131)
Adjusted fully-converted net (loss) income	$(30,862)	$91,978
Special Items:
Add: Non-cash LCM inventory adjustment (5)	(59,063)	(21,208)
Less: Recomputed income taxes on special item (5)	23,389	8,526
Adjusted fully-converted net (loss) income excluding special items	$(66,536)	$79,296

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	97,809,384	91,669,101
Conversion of PBF LLC Series A Units (4)	4,956,417	—
Adjusted fully-converted shares outstanding-diluted	102,765,801	91,669,101

Adjusted fully-converted net (loss) income (per fully exchanged, fully diluted shares outstanding)	$(0.30)	$1.00
Adjusted fully-converted net (loss) income excluding special items (per fully exchanged, fully diluted shares outstanding)	$(0.65)	$0.87
——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 39.6% for the 2016 periods and 40.2% for the 2015 periods to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three months ended March 31, 2016 and March 31, 2015. Common stock equivalents exclude the effects of options to purchase 4,945,360 and 2,869,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three months ended March 31, 2016 and March 31, 2015, respectively.

(4)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units and common stock equivalents as described in (1) above if not included in the diluted weighted-average shares outstanding calculated in (3) above.

(5)
(1) During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax benefit of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. During the three months ended March 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax benefit of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods. Income taxes related to the net LCM adjustment was calculated using the Company's statutory corporate tax rate of approximately 39.6% and 40.2% for the periods presented.

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

	Three Months Ended March 31,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$38,855	$0.66	$216,328	$5.14
Less: Affiliate revenues of PBFX	(36,549)	(0.62)	(30,565)	(0.73)
Add: Affiliate cost of sales of PBFX	2,661	0.05	3,740	0.09
Add: Refinery operating expenses	296,639	5.01	233,377	5.54
Add: Refinery depreciation expense	52,596	0.89	43,216	1.03
Gross refining margin	$354,202	$5.99	$466,096	$11.07
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(59,063)	(1.00)	(21,208)	(0.50)
Gross refining margin excluding special items	$295,139	$4.99	$444,888	$10.57

——————————
(1) During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. During the three months ended March 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
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
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, changes in the liability for tax receivable agreement due to factors out of our control such as changes in tax rates and certain other non-cash items. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,

	2016	2015

Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(23,336)	$103,119
Add: Depreciation and amortization expense	55,933	47,706
Add: Interest expense, net	37,527	22,192
Add: Income tax expense (benefit)	(22,500)	49,138
EBITDA	$47,624	$222,155
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(59,063)	(21,208)
EBITDA excluding special items	$(11,439)	$200,947

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$47,624	$222,155
Add: Stock based compensation	3,350	2,955
Add: Non-cash change in fair value of catalyst lease obligations	2,885	(2,039)
Add: Non-cash LCM inventory adjustment (1)	(59,063)	(21,208)
Adjusted EBITDA	$(5,204)	$201,863

(1) During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. During the three months ended March 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
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
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $20.6 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $132.5 million for the three months ended March 31, 2015. Our operating cash flows for the three months ended March 31, 2016 included our net loss of $23.3 million, depreciation and amortization of $58.6 million, deferred income taxes of $53.0 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $35.1 million, pension and other post retirement benefits costs of $7.7 million, equity-based compensation of $3.4 million, and change in the fair value of our catalyst lease of $2.9 million, partially offset by a net non-cash benefit of $59.1 million relating to a LCM inventory adjustment. In addition, net changes in working capital reflected uses of cash of $98.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2015 included our net income of $103.1 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $66.5 million, depreciation and amortization of $49.9 million, change in deferred income taxes of $23.2 million, pension and other post retirement benefits costs of $6.4 million, and equity-based compensation of $3.0 million, partially offset by a net non-cash benefit of $21.2 million relating to a LCM inventory adjustment, change in the fair value of our catalyst lease of $2.0 million and gain on sale of assets of $0.4 million. In addition, net changes in working capital reflected uses of cash of $96.0 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $145.9 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $48.1 million for the three months ended March 31, 2015. The net cash flows used in investing activities for the three months ended March 31, 2016 was comprised of expenditures for refinery turnarounds of $82.7 million, capital expenditures totaling $43.2 million, a final net working capital settlement of $2.7 million associated with the the acquisition of the Chalmette refinery and expenditures for other assets of $17.2 million. Net cash used in investing activities for the three months ended March 31, 2015 was comprised of capital expenditures totaling $102.4 million, expenditures for refinery turnarounds of $18.4 million and expenditures for other assets of $4.9 million, partially offset by $77.6 million in proceeds from the sale of railcars.
Cash Flows from Financing Activities
Net cash used in financing activities was $37.5 million for the three months ended March 31, 2016 compared to net cash used in financing activities of $32.8 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, net cash used by financing activities consisted of distributions and dividends of $37.5 million. For the three months ended March 31, 2015, net cash used in financing activities consisted primarily of distributions and dividends of $32.7 million, purchases of our Class A common stock of $0.4 million and $0.4 million for deferred financing and other costs, partially offset by net proceeds from the Rail Facility of $0.7 million.
Liquidity
As of March 31, 2016, PBF Energy's total liquidity was approximately $1,206.5 million, compared to total liquidity of approximately $1,544.1 million as of December 31, 2015. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan. As of March 31, 2016 and December 31, 2015, PBFX had approximately $298.4 million and $298.5 million, respectively, of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
In addition, PBF Energy had borrowing capacity of $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars as of both March 31, 2016 and December 31, 2015.
Working Capital
Working capital for PBF Energy at March 31, 2016 was $1,398.4 million, consisting of $3,021.4 million in total current assets and $1,623.0 million in total current liabilities. Working capital at December 31, 2015 was $1,526.5 million, consisting of $3,022.0 million in total current assets and $1,495.5 million in total current liabilities.

Capital Spending
Net capital spending was $145.7 million for the three months ended March 31, 2016, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries and the final working capital settlement associated with the Chalmette Acquisition. We currently expect to spend an aggregate of approximately between $475.0 to $500.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds, excluding any potential capital expenditures related to the Torrance Acquisition and PBFX Plains Asset Purchase.
As noted in “Business Developments”, we entered into a Sales and Purchase Agreement to purchase the ownership interest of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. We expect to finance the transaction with a combination of cash on hand and proceeds from our October 2015 Equity Offering and 2023 Senior Secured Notes offering.
Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock (the “Repurchase Program”). On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. No repurchases of the Company's Class A common stock were made during the three months ended March 31, 2016. From the inception of the Repurchase Program through March 31, 2016, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock under the Repurchase Program for 150.8 million through open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
Crude and Feedstock Supply Agreements
We previously acquired crude oil for our Delaware City refinery under a supply agreement whereby Statoil generally purchased the crude oil requirements for the refinery on our behalf and under our direction. Our agreement with Statoil for Delaware City was terminated effective December 31, 2015, at which time we began to fully source Delaware City's crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we posted letters of credit and arranged for shipment. We paid for the crude when we were invoiced and the letters of credit were lifted.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries.
Inventory Intermediation Agreements
We entered into two separate Inventory Intermediation Agreements (the "Intermediation Agreements") with J. Aron & Company ("J. Aron") on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, we entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell independently to third parties.
At March 31, 2016, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $400.8 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2016, other than outstanding letters of credit in the amount of approximately $262.6 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of March 31, 2016, we have recognized a liability for the tax receivable agreement of $661.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $37.5 million to $56.6 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $33.20 per share (the closing price on March 31, 2016) and that LIBOR were to be 1.85%, we estimate as of March 31, 2016 that the aggregate amount of these accelerated payments would have been approximately $616.7 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the three months ended March 31, 2016, PBF LLC made aggregate non-tax quarterly distributions of $0.30 per unit to its members, of which $29.3 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $29.3 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 8, 2016.

On April 28, 2016, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 31, 2016 to Class A common stockholders of record at the close of business on May 13, 2016. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of March 31, 2016, PBF Energy had $1,161.1 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $694.9 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of March 31, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $11.2 million per quarter or $44.8 million per year, based on the current number of common and subordinated units outstanding. During the three months ended March 31, 2016, PBFX made a quarterly cash distribution totaling $14.7 million of which $8.0 million was distributed to PBF LLC and the balance was distributed to its public unit holders.
On April 28, 2016, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.42 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on May 31, 2016 to PBFX common and subordinated unit holders of record at the close of business on May 13, 2016.
As of March 31, 2016, PBFX had $2.1 million outstanding letters of credit and $298.4 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $29.3 million to fund its operations, if necessary. Accordingly, as of March 31, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At March 31, 2016 and December 31, 2015, we had gross open commodity derivative contracts representing 43.9 million barrels and 44.2 million barrels, respectively, with an unrealized net gain of $14.7 million and $46.1 million, respectively. The open commodity derivative contracts as of March 31, 2016 expire at various times during 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 25.5 million barrels and 26.8 million barrels at March 31, 2016 and December 31, 2015, respectively. The average cost of our hydrocarbon inventories was approximately $87.39 and $83.55 per barrel on a LIFO basis at March 31, 2016 and December 31, 2015, respectively, excluding the net impact of LCM adjustments of approximately $1,058.3 million and $1,117.3 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
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
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

Interest Rate Risk
The maximum availability under our Revolving Loan is $2.64 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by approximately $26.4 million annually.
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
In addition, the Rail Facility bears interest at a variable rate and exposes us to interest rate risk. Maximum availability under the Rail Facility is $150.0 million. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility were fully drawn.
We also have interest rate exposure in connection with our A&R Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2016. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete in the year ending December 31, 2016. Chalmette Refining accounts for 7% of the Company's total assets and 27% of total revenues of the Company as of and for the quarter ended March 31, 2016.

Management has not identified any other changes in PBF Energy's internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment. It is possible that DNREC will assess a penalty in this matter but any such amount is not expected to be material to the Company.
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. We purchased RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. We continue to purchase RINs to satisfy our obligations under the RFS program, and on April 11, 2016, PBF Holding Company LLC was notified by the EPA that the EPA’s records indicated that PBF Holding used potentially invalid RINs generated by one of the companies. The EPA directed PBF Holding to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. We are in the process of determining whether any of those RINs are invalid. We understand the EPA continues to investigate invalid RINs. While we do not know what actions the EPA will take, or penalties it will impose with respect to these identified RINs or any other RINs we have purchased that the EPA may identify as being invalid, at this time, we do not expect any such action or penalties would have a material effect on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended March 31, 2016, a total of 37,957 PBF LLC Series A Units were exchanged for 37,957 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or current executive officers.
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

There were no repurchases of the Company's Class A Common Stock during the first quarter of 2016. For the period of time from the inception of the Repurchase Program through March 31, 2016, the Company purchased 6,050,717 shares for $150.8 million. As of March 31, 2016, the Company had $149.2 million remaining authorization under the Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference to Exhibit 2.1 filed with PBF Logistics LP's Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).

10.1* (1)	Form of Restricted Stock Award Agreement for Directors under PBF Energy Inc. 2012 Equity Incentive Plan

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
(1)	Indicates management compensatory plan or arrangement.
(2)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	May 5, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference to Exhibit 2.1 filed with PBF Logistics LP's Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).

10.1* (1)	Form of Restricted Stock Award Agreement for Directors under PBF Energy Inc. 2012 Equity Incentive Plan

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
(1)	Indicates management compensatory plan or arrangement.
(2)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.