Form 10-Q
period 2016-06-30
PBF Energy Inc.
filed 2016-08-04
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of August 2, 2016, PBF Energy Inc. had outstanding 97,825,983 shares of Class A common stock and 27 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interests in, PBF LLC as of June 30, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2016, PBF LLC also holds a 49.4% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA"), of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, expectations, intentions, resources and expectations regarding future industry trends are forward-looking statements made under the safe harbor of the PSLRA except to the extent such statements relate to the operations of a partnership or limited liability company. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as "AB32"), or actions taken by environmental interest groups;
•market risks related to the volatility in the price of Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standards and greenhouse gas ("GHG") emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to complete the successful integration of the completed acquisitions of Chalmette Refining, L.L.C and related logistic assets (collectively, the “Chalmette Acquisition”) and the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”) into our business and to realize the benefits from such acquisitions;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,412,935	$944,320
Accounts receivable	647,866	454,759
Inventories	1,308,536	1,174,272
Deferred tax asset	315,664	371,186
Marketable securities - current	136,144	—
Prepaid expense and other current assets	110,828	77,474
Total current assets	3,931,973	3,022,011
Property, plant and equipment, net	2,504,921	2,356,638
Deferred tax assets	180,727	201,504
Marketable securities	—	234,258
Deferred charges and other assets, net	370,429	290,713
Total assets	$6,988,050	$6,105,124
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$373,839	$315,653
Accrued expenses	1,301,795	1,119,189
Payable to related parties pursuant to tax receivable agreement	57,042	56,621
Deferred tax liabilities	24,530	—
Deferred revenue	8,448	4,043
Current portion of long-term debt	135,864	—
Total current liabilities	1,901,518	1,495,506
Delaware Economic Development Authority loan	4,000	4,000
Long-term debt	2,223,848	1,836,355
Payable to related parties pursuant to tax receivable agreement	604,376	604,797
Other long-term liabilities	78,452	68,609
Total liabilities	4,812,194	4,009,267
Commitments and contingencies (Note 10)
Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 97,825,983 shares outstanding at June 30, 2016, 97,781,933 shares outstanding at December 31, 2015	93	93
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 27 shares outstanding at June 30, 2016, 28 shares outstanding at December 31, 2015	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at June 30, 2016 and December 31, 2015	—	—
Treasury stock, at cost, 6,078,283 shares outstanding at June 30, 2016 and 6,056,719 shares outstanding at December 31, 2015	(150,804)	(150,804)
Additional paid in capital	1,930,697	1,904,751
Retained earnings/(Accumulated deficit)	(67,478)	(83,454)
Accumulated other comprehensive loss	(22,302)	(23,289)
Total PBF Energy Inc. equity	1,690,206	1,647,297
Noncontrolling interest	485,650	448,560
Total equity	2,175,856	2,095,857
Total liabilities and equity	$6,988,050	$6,105,124

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$3,858,467	$3,550,664	$6,658,652	$6,545,800

Cost and expenses:
Cost of sales, excluding depreciation	3,249,444	2,994,745	5,661,539	5,496,960
Operating expenses, excluding depreciation	276,598	194,970	576,597	432,088
General and administrative expenses	43,373	39,223	80,955	75,269
Loss (gain) on sale of assets	3,222	(632)	3,222	(991)
Depreciation and amortization expense	51,060	48,562	106,993	96,268
	3,623,697	3,276,868	6,429,306	6,099,594

Income from operations	234,770	273,796	229,346	446,206

Other (expenses) income:
Change in fair value of catalyst leases	(1,748)	1,949	(4,633)	3,988
Interest expense, net	(35,940)	(26,876)	(73,467)	(49,068)
Income before income taxes	197,082	248,869	151,246	401,126
Income tax expense	76,434	90,409	53,934	139,547
Net income	120,648	158,460	97,312	261,579
Less: net income attributable to noncontrolling interests	17,118	22,650	23,170	38,447
Net income attributable to PBF Energy Inc.	$103,530	$135,810	$74,142	$223,132

Weighted-average shares of Class A common stock outstanding
Basic	97,836,366	86,036,809	97,822,875	85,175,066
Diluted	103,278,622	91,659,906	103,364,478	91,655,081
Net income available to Class A common stock per share:
Basic	$1.06	$1.58	$0.76	$2.62
Diluted	$1.06	$1.57	$0.76	$2.57

Dividends per common share	$0.30	$0.30	$0.60	$0.60

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$120,648	$158,460	$97,312	$261,579
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	99	(75)	405	(4)
Net gain on pension and other postretirement benefits	316	400	632	800
Total other comprehensive income	415	325	1,037	796
Comprehensive income	121,063	158,785	98,349	262,375
Less: comprehensive income attributable to noncontrolling interests	17,138	22,668	23,220	38,492
Comprehensive income attributable to PBF Energy Inc.	$103,925	$136,117	$75,129	$223,883

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$97,312	$261,579
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	112,523	100,839
Stock-based compensation	12,709	5,394
Change in fair value of catalyst lease obligations	4,633	(3,988)
Deferred income taxes	92,973	74,006
Non-cash change in inventory repurchase obligations	26,172	89,203
Pension and other post retirement benefit costs	15,355	12,893
Loss (gain) on disposition of property, plant and equipment	3,222	(991)
Change in non-cash lower of cost or market adjustment	(216,843)	(127,166)

Changes in operating assets and liabilities:
Accounts receivable	(193,107)	11,042
Inventories	82,579	(84,619)
Prepaid expenses and other current assets	(29,170)	29,552
Accounts payable	58,186	19,368
Accrued expenses	157,345	(59,908)
Deferred revenue	4,405	5,991
Payable to related parties pursuant to tax receivable agreement	—	(10,168)
Other assets and liabilities	(12,160)	(5,352)
Net cash provided by operations	216,134	317,675

Cash flows from investing activities:
Expenditures for property, plant and equipment	(111,772)	(224,063)
Expenditures for deferred turnaround costs	(106,649)	(22,918)
Expenditures for other assets	(21,325)	(5,424)
Expenditure for PBFX Plains Asset Purchase	(98,336)	—
Chalmette Acquisition working capital settlement	(2,659)	—
Purchase of marketable securities	(1,310,000)	(1,379,386)
Maturities of marketable securities	1,408,124	1,380,085
Proceeds from sale of assets	6,860	138,131
Net cash used in investing activities	(235,757)	(113,575)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters' discount and commissions	$51,575	$—
Distributions to PBF Energy Company LLC members	(2,971)	(8,262)
Distributions to PBFX unit holders	(14,864)	(11,033)
Dividend payments	(58,696)	(51,545)
Proceeds from PBFX Senior Notes	—	350,000
Proceeds from PBFX revolver borrowings	98,500	24,500
Repayments of PBFX revolver borrowings	(30,000)	(275,100)
Repayments of PBFX Term Loan borrowings	(98,336)	(700)
Proceeds from Rail Facility revolver borrowings	—	70,750
Repayments of Rail Facility revolver borrowings	(6,970)	(64,626)
Proceeds from revolver borrowings	550,000	—
Purchases of treasury stock	—	(4,000)
Deferred financing costs and other	—	(8,135)
Net cash provided by financing activities	488,238	21,849

Net increase in cash and cash equivalents	468,615	225,949
Cash and cash equivalents, beginning of period	944,320	397,873
Cash and cash equivalents, end of period	$1,412,935	$623,822

Supplemental cash flow disclosures
Non-cash activities:
Accrued construction in progress and unpaid fixed assets	$8,149	$21,367

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
As of June 30, 2016, PBF LLC also holds a 49.4% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to Note 2 “PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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
As of June 30, 2016, the Company owns 97,825,983 PBF LLC Series C Units and the Company's current and former executive officers and directors and certain employees and others beneficially own 4,964,901 PBF LLC Series A Units. As of June 30, 2016, the holders of the Company's issued and outstanding shares of Class A common stock have 95.2% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.8% of the voting power in the Company.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Plains Asset Purchase on April 29, 2016 (refer to "Note 3 Acquisitions"), PBFX did not generate third party revenue and intersegment revenues from affiliates are eliminated in consolidation. Prior to the PBFX initial public offering in May 2014, PBFX's assets, other than those acquired in connection with the PBFX Plains Asset Purchase, were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets, did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

revenue and were not considered to be a separate reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Energy. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Effective January 1, 2016, the Company adopted ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not materially affect any of the Company's financial statements or related disclosures.
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. The guidance in ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15, 2016 and interim periods within those years with early adoption permitted as of the beginning of an annual or interim period after the issuance of the ASU. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 also contains additional guidance for nonpublic entities that do not apply to the Company. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current period earnings. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. In addition, on April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $51,575, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”).
On April 29, 2016, PBFX purchased 4 refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100,000 (the “PBFX Plains Asset Purchase”), less a preliminary estimate for working capital, which is subject to final purchase price valuation and working capital adjustment. This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base. The acquisition was financed through a combination of cash on hand and borrowings from the PBFX senior secured revolving credit facility (the “PBFX Revolving Credit Facility”).
As of June 30, 2016, PBF LLC holds a 49.4% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units) and all of PBFX's incentive distribution rights, with the remaining 50.6% limited partner interest held by public common unit holders. PBF LLC also owns indirectly a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of June 30, 2016, all of PBFX’s revenue is derived from either third-party or affiliate revenue at its East Coast Terminals or long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at three of PBF Energy’s refineries. In a series of drop-down transactions subsequent to the PBFX Offering, PBF Holding distributed certain additional assets to PBF LLC which, in turn, contributed such assets to PBFX consisting of the Delaware City heavy crude unloading rack, which is also capable of unloading light crude oil (the "DCR West Rack"), a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), and a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"). Additionally, on April 29, 2016, PBFX made its initial third-party asset purchase acquiring the East Coast Terminals.
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
The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus inventory and final working capital of $245,963. As described below, the valuation of the working capital was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under PBF Holding's asset based revolving credit agreement (the “Revolving Loan”).
The Company accounted for the Chalmette Acquisition as a business combination under GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and fair value allocation were completed as of March 31, 2016. During the measurement period, which ended in March 2016, adjustments were made to the Company's preliminary fair value estimates related primarily to inventories and accounts payable.
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
The Company’s consolidated financial statements for the three and six months ended June 30, 2016 include the results of operations of the Chalmette refinery whereas the same periods in 2015 do not include the results of operations of the Chalmette refinery. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the financing of the Chalmette Acquisition.

(Unaudited)	Six Months Ended June 30, 2015
Pro forma revenues	$8,831,441
Pro forma net income attributable to PBF Energy Inc.	$301,850
Pro forma net income available to Class A common stock per share:
Basic	$3.12
Diluted	$3.07
The unaudited amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.
PBFX Plains Asset Purchase
On April 29, 2016, PBFX's wholly-owed subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of the East Coast Terminals, including product storage tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships. This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base.
The aggregate purchase price for the PBFX Plains Asset Purchase was $100,000, less a preliminary estimate for working capital of $1,664, which is subject to final purchase price valuation and working capital adjustment. The consideration for the transaction was funded by PBFX with $98,336 in proceeds from the sale of marketable securities. PBFX borrowed an additional $98,500 under the PBFX Revolving Credit Facility, which was used to

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

repay $98,336 of the PBFX Term Loan (as defined below) in order to release $98,336 in marketable securities that had collateralized the PBFX Term Loan.
PBFX accounted for the PBFX Plains Asset Purchase as a business combination under GAAP whereby PBFX recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and its allocation are dependent on final reconciliations of working capital and other items subject to agreement by both parties.
The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$100,000
Preliminary working capital adjustment	(1,664)
Total consideration	$98,336

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaid expenses and other current assets	4,184
Property, plant and equipment	99,342
Accounts payable and accrued expenses	(3,174)
Other long-term liabilities	(2,016)
Estimated fair value of net assets acquired	$98,336

The Company’s consolidated financial statements for the three and six months ended June 30, 2016 include the results of operations of the East Coast Terminals whereas the same periods in 2015 do not include the results of operations of the East Coast Terminals. For the period from its acquisition on April 29, 2016 to June 30, 2016, the East Coast Terminals contributed revenues of $3,314 and net income of $1,529. On an unaudited pro forma basis, the revenues and net income of the Company assuming the PBFX Asset Purchase had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the PBFX Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the PBFX Plains Asset Purchase financing.

(Unaudited)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Pro forma revenues	$6,665,446	$6,554,429
Pro forma net income attributable to PBF Energy Inc.	$77,518	$221,628
Pro forma net income available to Class A common stock per share:
Basic	$0.79	$2.60
Diluted	$0.79	$2.56
The unaudited amount of revenues and net income above have been calculated after conforming the East Coast Terminals' accounting policies to those of the Company and certain one-time adjustments.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition, the Torrance Acquisition (as defined in "Note 18 - Subsequent Events"), the PBFX Plains Asset Purchase and other pending and non-consummated acquisitions of $4,988 and $9,712 in the three and six months ended June 30, 2016, respectively. In the three and six months ended June 30, 2015, the Company incurred acquisition related costs of $129 and $679, respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.
Cash Held for Torrance Acquisition
At June 30, 2016, the Company's Cash and cash equivalents included $998,542 that was held to fund the Torrance Acquisition that closed on July 1, 2016.
4. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2015 and June 30, 2016, PBF Energy’s equity interest in PBF LLC represented approximately 95.1% and 95.2%, respectively, of the outstanding interests.
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
The noncontrolling interest ownership percentage of PBF LLC as of December 31, 2015 and June 30, 2016 is calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2015	4,985,358	97,781,933	102,767,291
	4.9%	95.1%	100.0%
June 30, 2016	4,964,901	97,825,983	102,790,884
	4.8%	95.2%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 49.4% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 50.6% limited partner interest owned by public common unit holders as of June 30, 2016. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentage of PBFX as of December 31, 2015 and June 30, 2016, is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2015	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
June 30, 2016	18,876,597	18,459,497	37,336,094
	50.6%	49.4%	100.0%
Noncontrolling Interest in Subsidiaries of PBF Holding
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded a noncontrolling interest in the earnings of these subsidiaries of $90 and $393 for the three and six months ended June 30, 2016, respectively.
Changes in Noncontrolling Interests
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2016 and 2015:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$108,243	$340,317	$2,095,857
Comprehensive income	75,129	7,008	16,212	98,349
Dividends and distributions	(58,696)	(2,971)	(14,864)	(76,531)
Issuance of additional PBFX common units	16,304	—	35,271	51,575
Stock-based compensation	9,999	—	2,710	12,709
Exercise of PBF LLC options and warrants, net	1,058	(327)	—	731
Other	(885)	(4,972)	(977)	(6,834)
Balance at June 30, 2016	$1,690,206	$106,981	$378,669	$2,175,856

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	223,883	21,265	17,227	262,375
Dividends and distributions	(51,545)	(8,262)	(11,033)	(70,840)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(13,948)	—	—	(13,948)
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Issuance of additional PBFX common units	11,390	—	(11,390)	—
Stock-based compensation	3,591	190	1,613	5,394
Exercise of PBF LLC options and warrants, net	1,692	(1,605)	—	87
Purchase of treasury stock	(4,000)	—	—	(4,000)
Balance at June 30, 2015	$1,429,252	$110,346	$332,786	$1,872,384

5. INVENTORIES
Inventories consisted of the following:

June 30, 2016
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,034,615	$—	$1,034,615
Refined products and blendstocks	739,813	371,013	1,110,826
Warehouse stock and other	63,588	—	63,588
	$1,838,016	$371,013	$2,209,029
Lower of cost or market reserve	(765,620)	(134,873)	(900,493)
Total inventories	$1,072,396	$236,140	$1,308,536

December 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market reserve	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

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
Due to the lower crude oil and refined product pricing environment beginning at the end of 2014 and continuing throughout 2015 and into 2016, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $157,780 and $95,264, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,058,273 at March 31, 2016 to $900,493 at June 30, 2016. During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $216,843 and $130,973, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $900,493 at June 30, 2016.
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

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	June 30, 2016	December 31, 2015
Deferred turnaround costs, net	$232,501	$177,236
Catalyst, net	90,444	77,725
Linefill	13,504	13,504
Restricted cash	1,500	1,500
Intangible assets, net	199	219
Other	32,281	20,529
Total deferred charges and other assets, net	$370,429	$290,713

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Inventory-related accruals	$764,093	$548,800
Inventory supply and intermediation arrangements	248,345	252,380
Accrued transportation costs	78,236	91,546
Excise and sales tax payable	47,577	34,129
Renewable energy credit obligations	42,753	19,472
Accrued interest	28,440	24,806
Accrued utilities	20,546	25,192
Customer deposits	19,654	20,395
Accrued salaries and benefits	15,604	61,011
Accrued construction in progress	7,200	7,400
Other	29,347	34,058
Total accrued expenses	$1,301,795	$1,119,189

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). As of June 30, 2016 and December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
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

8. MARKETABLE SECURITIES
The U.S Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the “PBFX Term Loan”). PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in current assets as of June 30, 2016. As described in "Note 3 - Acquisitions", $98,336 of marketable securities

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

were sold by PBFX to fund the consideration for the PBFX Plains Asset Purchase during the three months ended June 30, 2016.
As of June 30, 2016 and December 31, 2015, the Company held $136,144 and $234,258, respectively, in marketable securities. As of June 30, 2016, the marketable securities were classified as current whereas at December 31, 2015, they were classified as non-current. The classification of the marketable securities on the balance sheet is consistent with the PBFX Term Loan they collateralize. The gross unrecognized holding gains and losses as of June 30, 2016 and December 31, 2015 were not material. The net realized gains or losses from the sale of marketable securities were not material for the three and six months ended June 30, 2016 and 2015.

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 95.1% as of December 31, 2015 and approximately 95.2% as of June 30, 2016). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX apart from the income tax of $366 and $1,165 for the three and six months ended June 30, 2016 attributable to those two C-Corporation subsidiaries of Chalmette Refining.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current tax expense (benefit)	$36,415	$39,571	$(39,039)	$65,541
Deferred tax expense	40,019	50,838	92,973	74,006
Total tax expense	$76,434	$90,409	$53,934	$139,547

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

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Provision at Federal statutory rate	$62,931	35.0%	$79,177	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	8,324	4.6%	11,786	5.2%
Non deductible/nontaxable items	52	—%	340	0.2%
Adjustment for manufacturer's benefit	—	—%	(1,609)	(0.7)%
Rate differential from foreign jurisdictions	3,505	2.0%	1,803	0.8%
Other	1,622	0.7%	(1,088)	(0.5)%
Total	$76,434	42.3%	$90,409	40.0%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Provision at Federal statutory rate	$44,770	35.0%	$126,938	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	5,922	4.6%	18,895	5.2%
Non deductible/nontaxable items	187	0.2%	866	0.2%
Adjustment for manufacturer's benefit	—	—%	(2,815)	(0.8)%
Rate differential from foreign jurisdictions	3,130	2.5%	(3,826)	(1.0)%
Other	(75)	(0.4)%	(511)	(0.1)%
Total	$53,934	41.9%	$139,547	38.5%
The Company's effective income tax rate for the three and six months ended June 30, 2016, including the impact of income attributable to noncontrolling interests of $17,118 and $23,170, respectively, was 38.8% and 35.7%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2015, including the impact of income attributable to noncontrolling interests of $22,650 and $38,447, respectively, was 36.3% and 34.8%, respectively.

PBF Energy has determined there are no material uncertain tax positions as of June 30, 2016. PBF Energy does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,340 recorded as of June 30, 2016 ($10,367 as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of June 30, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
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
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,273 recorded as of June 30, 2016 represents the present value of expected future costs discounted at a rate of 1.83%. At June 30, 2016 the undiscounted liability is $2,500 and PBFX expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in accounts payable and accrued liabilities and the non-current portion is recorded in other long-term liabilities.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - 500 ppm sulfur required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard (“RFS”) for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. The EPA published the final 2014-2016 Renewable standards late in 2015. The EPA essentially set the standards for 2014 and 2015 at the estimated actual renewable fuel used in each year given they were for the most part regulating activities that had already occurred. In setting the 2016 standards the EPA recognized the E10 blend wall and used the general waiver authority to set the 2016 renewable fuel requirement lower than the original requirements stated in the Energy Independence Security Act (“EISA”). These new standards are being challenged by both renewable fuel producers and obligated parties in legal actions. The courts are attempting to consolidate some of these challenges. It appears unlikely the courts will be able resolve these issues before EPA releases the final 2017 standards late in 2016 assuming they stay on schedule. The EPA did propose the 2017 standards in May of 2016 and raised the requirements above the 2016 standards. Numerous public interest groups have publicly indicated that they believe that the EPA is relying on perhaps somewhat aggressive expectations of E15 and E85 marketing in proposing the new standards. The EPA is receiving comments on the new proposal and is targeting to release the final rule by the end of November 2016 as required. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
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
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. The Company purchased RINs to satisfy a portion of its obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. The Company continues to purchase RINs to satisfy its obligations under the RFS program, and on April 11, 2016, PBF Holding was notified by the EPA that the EPA’s records indicated that PBF Holding used potentially invalid RINs generated by one of the companies. The EPA directed PBF Holding to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The Company has retired the invalid RINs and on May 6, 2016, the counterparty who sold the RINs to the Company replaced the RINs. The counterparty has also agreed to indemnify the Company for certain penalties to the extent imposed by the EPA. On July 28, 2016, the Company and the EPA entered an Administrative Settlement Agreement to resolve the matter which requires the payment of a $250 penalty. The Company expects to be reimbursed by the counterparty for this penalty under the indemnification agreement. In any event, the penalty is not expected to have a material effect on its financial condition, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.2% interest in PBF LLC as of June 30, 2016 (95.1% as of December 31, 2015). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of June 30, 2016, the Company has recognized a liability for the tax receivable agreement of $661,418 ($661,418 as of December 31, 2015) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2016, PBF LLC made aggregate non-tax quarterly distributions of $0.60 per unit to its members, of which $58,696 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $58,696 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 8, 2016 and May 31, 2016.

With respect to distributions paid during the six months ended June 30, 2016, PBFX paid a distribution on outstanding common and subordinated units of $0.41 per unit on March 8, 2016 and $0.42 per unit on May 31, 2016, for a total distribution of $31,099, of which $16,496 was distributed to PBF LLC and the balance was distributed to its public unit holders.

12. TREASURY STOCK
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the “Repurchase Program”). On October 29, 2014, the Company's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. No repurchases of the Company's Class A common stock were made during the six months ended June 30, 2016. From the inception of the Repurchase Program through June 30, 2016, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $150,804.
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
As of June 30, 2016, the Company has the ability to purchase an additional $149,196 in common stock under the approved Repurchase Program.

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$7,339	$5,789	$14,679	$11,579
Interest cost	775	707	1,551	1,416
Expected return on plan assets	(1,107)	(829)	(2,213)	(1,659)
Amortization of prior service costs	13	13	26	26
Amortization of loss	194	311	388	622
Net periodic benefit cost	$7,214	$5,991	$14,431	$11,984

	Three Months Ended June 30,		Six Months Ended June 30,
Post Retirement Medical Plan	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$219	$244	$439	$488
Interest cost	133	134	267	269
Amortization of prior service costs	109	76	218	152
Amortization of loss (gain)	—	—	—	—
Net periodic benefit cost	$461	$454	$924	$909

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2016 and December 31, 2015.
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

	As of June 30, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$25,005	$—	$—	$25,005	N/A	$25,005
Marketable securities	136,144	—	—	136,144	N/A	136,144
Commodity contracts	17,039	23,098	493	40,630	(26,175)	14,455
Derivatives included with inventory intermediation agreement obligations	—	9,338	—	9,338	—	9,338
Liabilities:
Commodity contracts	21,690	4,485	—	26,175	(26,175)	—
Catalyst lease obligations	—	36,436	—	36,436	—	36,436

	As of December 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Marketable securities	234,258	—	—	234,258	N/A	234,258
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Derivatives included with inventory supply arrangement obligations	—	—	—	—	—	—
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2016 and December 31, 2015, $9,811 and $9,325, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,915	$9,678	$3,543	$1,521
Purchases	—	—	—	—
Settlements	(746)	(10,111)	(1,003)	(11,311)
Unrealized gain included in earnings	(676)	2,338	(2,047)	11,695
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$493	$1,905	$493	$1,905

There were no transfers between levels during the three and six months ended June 30, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$670,243	$704,783	$669,644	$706,246
Revolving Loan (b)	550,000	550,000	—	—
Senior Secured Notes due 2023 (a)	500,000	483,584	500,000	492,452
PBFX Senior Notes (a)	350,000	344,714	350,000	321,722
PBFX Term Loan (b)	135,864	135,864	234,200	234,200
PBFX Revolving Credit Facility (b)	93,000	93,000	24,500	24,500
Rail Facility (b)	60,521	60,521	67,491	67,491
Catalyst leases (c)	36,436	36,436	31,802	31,802
	2,396,064	2,408,902	1,877,637	1,878,413
Less - Current maturities	135,864	135,864	—	—
Less - Unamortized deferred financing costs	36,352	n/a	41,282	n/a
Long-term debt	$2,223,848	$2,273,038	$1,836,355	$1,878,413

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
As of June 30, 2016, there were no barrels of crude oil and feedstocks (no barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. As of June 30, 2016, there were 3,300,487 barrels of intermediates and refined products (3,776,011 barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2016, there were 30,486,500 barrels of crude oil and 5,857,000 barrels of refined products (39,577,000 and 4,599,136, respectively, as of December 31, 2015), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2016 and December 31, 2015 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$9,338
December 31, 2015
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511

Derivatives not designated as hedging instruments:
June 30, 2016:
Commodity contracts	Accounts receivable	$14,455
December 31, 2015
Commodity contracts	Accounts receivable	$46,127

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gain or loss recognized in income on these derivative instruments and the line items in the condensed consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$8,973
For the three months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(1,808)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(20,888)
For the six months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(26,172)
For the six months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,629)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(84,574)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2016:
Commodity contracts	Cost of sales	$(19,134)
For the three months ended June 30, 2015:
Commodity contracts	Cost of sales	$(3,969)
For the six months ended June 30, 2016:
Commodity contracts	Cost of sales	$(39,087)
For the six months ended June 30, 2015:
Commodity contracts	Cost of sales	$(45,097)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2016:
Intermediate and refined product inventory	Cost of sales	$(8,973)
For the three months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$1,808
Intermediate and refined product inventory	Cost of sales	$20,888
For the six months ended June 30, 2016:
Intermediate and refined product inventory	Cost of sales	$26,172
For the six months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,629
Intermediate and refined product inventory	Cost of sales	$84,574

The Company had no ineffectiveness related to the Company's fair value hedges for the three and six months ended June 30, 2016 and 2015.

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
Refining
As of June 30, 2016, the Company's Refining Segment includes the operations of its four refineries which are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.
Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery; (ii) a truck terminal comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery; (iii) a heavy crude rail unloading rack located at the Delaware City refinery; (iv) a tank farm, including a propane storage and loading facility at the Toledo Refinery; (v) an interstate petroleum products pipeline and a 15-lane truck loading rack both located at the Delaware City refinery; and (vi) the East Coast Terminals consisting of product storage tanks and terminal operations with pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third party customers through fee-based commercial agreements. Apart from the East Coast Terminals, PBFX currently does not generate third party revenue and, as such, intersegment related-party revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries and did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2016 and June 30, 2015 are presented below.
Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, property, plant and equipment and other assets not directly related to our refinery and logistic operations.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended June 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,855,773	$40,659	$—	$(37,965)	$3,858,467
Depreciation and amortization expense	47,540	2,142	1,378		51,060
Income (loss) from operations	248,724	23,888	(37,842)	—	234,770
Interest expense, net	1,142	7,634	27,164	—	35,940
Capital expenditures (1)	88,480	99,963	6,559	—	195,002

	Three Months Ended June 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,550,664	$34,868	$—	$(34,868)	$3,550,664
Depreciation and amortization expense	44,421	1,637	2,504	—	48,562
Income (loss) from operations	287,442	24,734	(38,380)	—	273,796
Interest expense, net	4,575	4,930	17,371	—	26,876
Capital expenditures	126,107	144	425	—	126,676

	Six Months Ended June 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,655,958	$77,208	$—	$(74,514)	$6,658,652
Depreciation and amortization expense	100,136	3,782	3,075	—	106,993
Income (loss) from operations	253,691	50,211	(74,556)	—	229,346
Interest expense, net	2,114	14,863	56,490	—	73,467
Capital expenditures (1)	228,080	100,402	12,259	—	340,741

	Six Months Ended June 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,545,800	$67,713	$—	$(67,713)	$6,545,800
Depreciation and amortization expense	87,451	3,270	5,547	—	96,268
Income (loss) from operations	476,081	44,450	(74,325)	—	446,206
Interest expense, net	9,290	6,885	32,893	—	49,068
Capital expenditures	250,575	220	1,610	—	252,405

	Balance at June 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,956,975	$458,582	$594,397	$(21,904)	$6,988,050

	Balance at December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,087,554	$422,902	$618,617	$(23,949)	$6,105,124

(1)
The Refining segment includes capital expenditures of $2,659 for the working capital settlement related to the acquisition of the Chalmette refinery and the Logistics segment includes $98,336 for the PBFX Plains Asset Purchase that were finalized in the first and second quarters of 2016, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2016	2015	2016	2015
Numerator for basic net income per Class A common share - net income attributable to PBF Energy	$103,530	$135,810	$74,142	$223,132
Denominator for basic net income per Class A common share - weighted average shares	97,836,366	86,036,809	97,822,875	85,175,066
Basic net income attributable to PBF Energy per Class A common share	$1.06	$1.58	$0.76	$2.62

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy	$103,530	$135,810	$74,142	$223,132
Plus: Net income attributable to noncontrolling interest (1)	9,399	13,432	6,958	21,220
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(3,722)	(5,400)	(2,755)	(8,530)
Numerator for diluted net income per Class A common share - net income attributable to PBF Energy (1)	$109,207	$143,842	$78,345	$235,822

Denominator(1):
Denominator for basic net income per Class A common share-weighted average shares	97,836,366	86,036,809	97,822,875	85,175,066
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	4,947,813	5,129,114	4,952,115	5,980,462
Common stock equivalents (2)	494,443	493,983	589,488	499,553
Denominator for diluted net income per common share-adjusted weighted average shares	103,278,622	91,659,906	103,364,478	91,655,081
Diluted net income attributable to PBF Energy per Class A common share	$1.06	$1.57	$0.76	$2.57
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 39.6% statutory tax rate for both the three and six months ended June 30, 2016 and 40.2% statutory tax rate for both the three and six months ended June 30, 2015) attributable to the converted units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents excludes the effects of options to purchase 3,467,125 and 2,919,125 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2016, respectively. Common stock equivalents excludes the effects of options to purchase 2,874,500 and 2,874,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2015, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. SUBSEQUENT EVENTS
Torrance Acquisition
On July 1, 2016, the Company completed its acquisition of the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition") from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company (together, the "Sellers"). The Torrance refinery, located in Torrance, California, is a high-conversion, delayed-coking refinery. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets.
In addition to refining assets, the transaction includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The refinery also has crude and product storage facilities.
The purchase price for the assets was $537,500, plus preliminary working capital of $460,934, which is subject to final valuation within ninety days of closing. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from our October 2015 Equity Offering, the 2023 Senior Secured Notes offering and borrowings under our Revolving Loan. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.
The Torrance Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from four to five and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 5 market.
Rail Facility Revolving Credit Facility
On July 15, 2016, the Rail Facility was amended to, among other things, extend the maturity from April 29, 2017 to October 31, 2017. The amendment also reduced the aggregate commitment to the amount outstanding, therefore, eliminating the commitment fee and requires the Company to repay $20,000 of the outstanding balance on or prior to January 1, 2017.
Dividend Declared
On July 29, 2016, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 23, 2016 to Class A common stockholders of record at the close of business on August 9, 2016.
PBFX Distributions
On July 29, 2016, the Board of Directors of PBF GP announced a distribution of $0.43 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on August 23, 2016 to PBFX unit holders of record at the close of business on August 9, 2016.
Related Party
On July 1, 2016, the Company entered into a consulting services agreement with Thomas D. O'Malley, the former Executive Chairman of the Company. Compensation for the services under the agreement will be $1,000 annually.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The consulting services agreement expires on December 31, 2018. In addition, Mr. O'Malley will receive payments and benefits afforded to him under his Third Amended and Restated Employment Agreement in connection with his retirement.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of June 30, 2016, we owned and operated four domestic oil refineries and related assets, which we acquired in 2010, 2011 and 2015. As of June 30, 2016, our refineries have a combined processing capacity, known as throughput, of approximately 730,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 11.7. We operate in two reportable business segments: Refining and Logistics.
As of June 30, 2016, our four refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. Our Mid-Continent refinery at Toledo processes light, sweet crude, and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate (“WTI”) based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality can be a beneficial component to the profitability of our East Coast refining system in certain crude pricing environments. The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products.
As of June 30, 2016, we owned 97,825,983 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 4,964,901 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 95.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 4.8% of the voting power in us.

Recent Developments
Recent significant business developments affecting the Company are discussed below.
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition is expected to further increase the Company's total throughput capacity to approximately 900,000 bpd.
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
The purchase price for the assets was $537.5 million, plus preliminary working capital of $460.9 million, which is to subject to final valuation within ninety days of closing. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from our October 2015 Equity Offering and the 2023 Senior Secured Notes offering and borrowings under our Revolving Loan. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing is pending the completion of an independent appraisal and other evaluations.
The Torrance Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from four to five and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 5 market.
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.
PBFX Plains Asset Purchase
On April 29, 2016, PBFX's wholly-owed subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of the assets of four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. The East Coast Terminals include a total of 57 product tanks with a total shell capacity of approximately 4.2 million barrels, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, 26 truck loading lanes and marine facilities capable of handling barges and ships.With the Plains Asset Purchase, PBFX increased its total shell capacity to over 8.1 million barrels. This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base.
The total cash consideration for the Plains Asset Purchase was approximately $100.0 million, less estimated working capital of $1.7 million, which is subject to final valuation. The transaction was financed by PBFX with

$98.3 million in proceeds from the sale of marketable securities. PBFX borrowed an additional $98.5 million under the PBFX Revolving Credit Facility, which were used to repay $98.3 million of the PBFX Term Loan in order to release $98.3 million in marketable securities that had collateralized the PBFX Term Loan.
April 2016 PBFX Equity Offering
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). As a result of the April 2016 PBFX Equity Offering, as of June 30, 2016, PBF LLC holds a 49.4% limited partner interest in PBFX and owns all of PBFX's IDRs, with the remaining 50.6% limited partner interest owned by public common unit holders.
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
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus inventory and working capital of $246.0 million, which was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s Revolving Loan.
Initial Public Offering of PBFX and Subsequent Drop-Down Transactions
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the underwriters' over-allotment option. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transactions with PBFX and completed the acquisition of the East Coast Terminals.
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. PBFX’s assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack and the East Coast Terminals. Apart from the East Coast Terminals, PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil and refined products. These transactions are eliminated by PBF Energy in consolidation.
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
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of 7.0% senior secured notes due 2023 (the "2023 Senior Secured Notes"). The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company used the proceeds for general corporate purposes, including to fund a portion of the purchase price for the Torrance Acquisition.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity from March 31, 2016 to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. Additionally, the total commitment amount was reduced further to $100.0 million in 2016, and the Rail Facility was amended again on July 15, 2016 to, among other things, extend the maturity from April 29, 2017 to October 31, 2017. The amendment also reduced the aggregate commitment to the amount outstanding, therefore, eliminating the commitment fee, and requires the Company to repay $20.0 million of the outstanding balance on or prior to January 1, 2017. At any time prior to maturity PBF Rail may repay any advances without premium or penalty.
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
Crude Oil Acquisition Agreement Terminations
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. Subsequent to the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries.
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
As of June 30, 2016, we currently own 97,825,983 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others beneficially own 4,964,901 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.2% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.8% of the voting power in us.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering and PBFX's acquisition of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment. We did not analyze our results by individual segments as, apart from the East Coast Terminals, our Logistics segment did not have any third party revenue and substantially all of its operating results eliminate in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$3,858,467	$3,550,664	$6,658,652	$6,545,800
Cost of sales, excluding depreciation	3,249,444	2,994,745	5,661,539	5,496,960
	609,023	555,919	997,113	1,048,840
Operating expenses, excluding depreciation	276,598	194,970	576,597	432,088
General and administrative expenses	43,373	39,223	80,955	75,269
Loss (gain) on sale of assets	3,222	(632)	3,222	(991)
Depreciation and amortization expense	51,060	48,562	106,993	96,268
Income from operations	234,770	273,796	229,346	446,206
Change in fair value of catalyst leases	(1,748)	1,949	(4,633)	3,988
Interest expense, net	(35,940)	(26,876)	(73,467)	(49,068)
Income before income taxes	197,082	248,869	151,246	401,126
Income tax expense	76,434	90,409	53,934	139,547
Net income	120,648	158,460	97,312	261,579
Less: net income attributable to noncontrolling interests	17,118	22,650	23,170	38,447
Net income attributable to PBF Energy Inc.	$103,530	$135,810	$74,142	$223,132

Gross margin	$289,944	$319,258	$328,799	$535,585

Gross refining margin (1)	$571,025	$523,689	$925,227	$989,785

Net income available to Class A common stock per share:
Basic	$1.06	$1.58	$0.76	$2.62
Diluted	$1.06	$1.57	$0.76	$2.57

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Key Operating Information
Production (bpd in thousands)	702.7	492.6	678.0	472.5
Crude oil and feedstocks throughput (bpd in thousands)	698.1	491.1	674.0	479.5
Total crude oil and feedstocks throughput (millions of barrels)	63.5	44.7	122.7	86.8
Gross margin per barrel of throughput	$4.56	$7.15	$2.68	$6.17
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.50	$9.35	$5.77	$9.93
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.27	$4.30	$4.63	$4.90

Crude and feedstocks (% of total throughput) (2):
Heavy crude	18%	13%	16%	14%
Medium crude	44%	48%	47%	47%
Light crude	27%	28%	25%	28%
Other feedstocks and blends	11%	11%	12%	11%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	47%	45%	48%	47%
Distillates and distillate blendstocks	32%	36%	31%	36%
Lubes	1%	1%	1%	1%
Chemicals	4%	3%	4%	3%
Other	16%	15%	16%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$45.65	$62.01	$40.08	$58.21
West Texas Intermediate (WTI) crude oil	$45.53	$57.85	$39.64	$53.25
Light Louisiana Sweet (LLS) crude oil	$47.39	$62.93	$41.51	$57.97
Crack Spreads
Dated Brent (NYH) 2-1-1	$15.32	$19.83	$13.30	$17.83
WTI (Chicago) 4-3-1	$16.51	$20.57	$12.77	$18.05
LLS (Gulf Coast) 2-1-1	$10.76	$15.01	$9.76	$14.32
Crude Oil Differentials
Dated Brent (foreign) less WTI	$0.11	$4.16	$0.44	$4.97
Dated Brent less Maya (heavy, sour)	$7.83	$6.70	$7.94	$8.39
Dated Brent less WTS (sour)	$0.96	$3.44	$0.95	$5.09
Dated Brent less ASCI (sour)	$3.67	$2.66	$3.96	$4.10
WTI less WCS (heavy, sour)	$11.75	$8.29	$11.55	$10.12
WTI less Bakken (light, sweet)	$0.43	$2.14	$0.98	$3.61
WTI less Syncrude (light, sweet)	$(2.72)	$(4.02)	$(3.56)	$(2.27)
Natural gas (dollars per MMBTU)	$2.25	$2.74	$2.11	$2.77
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Overview— Net income was $120.6 million for the three months ended June 30, 2016 compared to net income of $158.5 million for the three months ended June 30, 2015. Net income attributable to PBF Energy was $103.5 million, or $1.06 per diluted share, for the three months ended June 30, 2016 ($1.06 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $0.14 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $135.8 million, or $1.57 per diluted share, for the three months ended June 30, 2015 ($1.57 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $0.88 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 95.2% and 94.4% for the three months ended June 30, 2016 and 2015, respectively.
Our results for the three months ended June 30, 2016 were positively impacted by a non-cash special item consisting of a pre-tax inventory lower of cost or market (“LCM”) adjustment of approximately $157.8 million or $95.3 million net of tax. Our results for the three months ended June 30, 2015 were positively impacted by a pre-tax inventory LCM adjustment of approximately $106.0 million or $63.4 million net of tax. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by lower crack spreads, increased costs to comply with the Renewable Fuel Standard and higher interest costs, offset by a positive earnings contribution from the Chalmette refinery and higher throughput in the Mid-Continent.
Revenues— Revenues totaled $3.9 billion for the three months ended June 30, 2016 compared to $3.6 billion for the three months ended June 30, 2015, an increase of approximately $0.3 billion, or 8.7%. Revenues per barrel were $60.74 and $79.46 for the three months ended June 30, 2016 and 2015, respectively, a decrease of 23.6% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 351,700 bpd, 174,200 bpd and 172,200 bpd, respectively. For the three months ended June 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 349,000 bpd and 142,100 bpd, respectively. The throughput rates at our East Coast refineries in 2016 compared to 2015 remained relatively consistent for the periods presented while the increase in throughput at our Mid-Continent refinery is due to unplanned downtime in the second quarter of 2015. Our Gulf Coast refinery was not acquired until the fourth quarter of 2015. For the three months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 385,300 bpd, 180,000 bpd and 211,800 bpd, respectively. For the three months ended June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 372,300 bpd and 151,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $289.9 million, or $4.56 per barrel of throughput, for the three months ended June 30, 2016 compared to $319.3 million, or $7.15 per barrel of throughput, for the three months ended June 30, 2015, a decrease of $29.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $571.0 million, or $8.98 per barrel of throughput ($413.2 million or $6.50 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2016 compared to $523.7 million, or $11.72 per barrel of throughput ($417.7 million or $9.35 per barrel of throughput excluding the impact of special items) for the three months ended June 30, 2015, an increase of approximately $47.3 million. Excluding the impact of special items, gross margin and gross refining margin decreased primarily due to lower crack spreads as persistent above-average refined product inventory levels weighed on margins, unfavorable movements in certain crude differentials, and increased costs to comply with the Renewable Fuel Standard, partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette refinery acquired in the fourth quarter of 2015. Costs to comply with our obligation under the Renewable Fuel Standard, excluding our Gulf Coast refinery, totaled $70.1 million for the three months ended June 30, 2016 compared to $36.1 million for the three months ended June 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $157.8 million on a net basis resulting from the change in crude oil and refined product prices from the end of the first quarter of 2016 to the end of the second quarter of 2016 which, while remaining below historical costs, increased since the prior quarter. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $106.0 million in the three months ended June 30, 2015.
Average industry refining margins in the Mid-Continent were weaker during the three months ended June 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $16.51 per barrel or 19.7% lower in the three months ended June 30, 2016 as compared to $20.57 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential. Alternatively, those margins were positively impacted by an improving WTI/Syncrude differential, which averaged a premium of $2.72 per barrel during the three months ended June 30, 2016 as compared to a premium of $4.02 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $15.32 per barrel, or 22.7% lower in the three months ended June 30, 2016 as compared to $19.83 per barrel in the same period in 2015. The Dated Brent/WTI differential was $4.05 lower in the three months ended June 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $1.71 per barrel less favorable in the three months ended June 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $276.6 million for the three months ended June 30, 2016 compared to $195.0 million for the three months ended June 30, 2015, an increase of $81.6 million, or 41.9%. Of the total $276.6 million of operating expenses for the three months ended June 30, 2016, $271.5 million or $4.27 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $5.1 million related to expenses incurred by the Logistics segment ($2.8 million of operating expenses for the three months ended June 30, 2015 related to the Logistics segment). The increase in operating expenses was mainly attributable to the operations of the Chalmette refinery acquired in November 2015, which totaled approximately $83.0 million for the quarter. In addition, higher salary and benefits expenses for the quarter due to increased headcount were offset by lower maintenance, energy and utility expenses.The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets.
General and Administrative Expenses— General and administrative expenses totaled $43.4 million for the three months ended June 30, 2016 compared to $39.2 million for the three months ended June 30, 2015, an increase of approximately $4.2 million or 10.7%. The increase in general and administrative expenses primarily relates to acquisition-related costs for outside and professional services incurred in support of the Plains Asset Purchase and Torrance Acquisition of $5.2 million and higher equity compensation expense of $5.6 million related to additional equity based award grants and the retirement of our Executive Chairman partially offset by reduced employee related expenses of $6.3 million mainly due to lower incentive compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $3.2 million on the sale of assets for the three months ended June 30, 2016 relating to the sale of railcars in the second quarter of 2016 as compared to a gain of $0.6 million for the three months ended June 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $51.1 million for the three months ended June 30, 2016 compared to $48.6 million for the three months ended June 30, 2015, an increase of $2.5 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette Acquisition and the Plains Asset Purchase and a general increase in our fixed asset base due to capital projects completed since the second quarter 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $1.7 million for the three months ended June 30, 2016 compared to a gain of $1.9 million for the three months ended June 30, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $35.9 million for the three months ended June 30, 2016 compared to $26.9 million for the three months ended June 30, 2015, an increase of approximately $9.0 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Senior Notes in May 2015 and the 2023 Senior Secured Notes in November 2015. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax apart from the income tax attributable to certain subsidiaries of PBF Holding or ts subsidiaries that are treated as C-Corporations for income tax purposes. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC's amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 95.2% and 94.4%, on a weighted-average basis for the three months ended June 30, 2016 and 2015, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX

(although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2016 and 2015 was 42.3% and 40.0%, respectively, reflecting tax adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— As a result of our initial public offering ("IPO") and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party interest holder of Chalmette Refining's subsidiaries. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended June 30, 2016 and 2015 was approximately 4.8% and 5.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Overview— Net income was $97.3 million for the six months ended June 30, 2016 compared to net income of $261.6 million for the six months ended June 30, 2015. Net income attributable to PBF Energy was $74.1 million, or $0.76 per diluted share, for the six months ended June 30, 2016 ($0.76 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or a loss of $0.51 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $223.1 million, or $2.57 per diluted share, for the six months ended June 30, 2015 ($2.57 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $1.74 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 95.2% and 93.4% for the six months ended June 30, 2016 and 2015, respectively.
Our results for the six months ended June 30, 2016 were positively impacted by a non-cash special item consisting of a pre-tax LCM adjustment of approximately $216.8 million or $131.0 million net of tax. Our results for the six months ended June 30, 2015 were positively impacted by a pre-tax LCM adjustment of approximately $127.2 million, or $76.0 million net of tax. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, increased costs to comply with the Renewable Fuel Standard, lower throughput volumes on the East Coast and increased interest costs partially offset by a positive earnings contribution from the Chalmette refinery and higher throughput in the Mid-Continent. Throughput volumes on the East Coast were impacted by approximately two weeks of unplanned downtime as a result of a weather-related loss of power in late January 2016 and a planned coker turnaround at our Delaware City refinery. Given the prevailing market conditions and unplanned downtime during the first quarter, we decided to move forward the scheduled turnaround of the Delaware City coker and other related units which lasted through the remainder of the first quarter of 2016.

Revenues— Revenues totaled $6.7 billion for the six months ended June 30, 2016 compared to $6.5 billion for the six months ended June 30, 2015, an increase of approximately $0.1 billion, or 1.7%. Revenues per barrel were $54.28 and $75.43 for the six months ended June 30, 2016 and 2015, respectively, a decrease of 28.0% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 333,900 bpd, 165,900 bpd and 174,200 bpd, respectively. For the six months ended June 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 337,400 bpd and 142,080 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to the planned and unplanned downtime at our Delaware City refinery as described above. Our Gulf Coast refinery was not acquired until the fourth quarter of 2015. For the six months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 376,200 bpd, 174,900 bpd and 208,800 bpd, respectively. For the six months ended June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 367,500 bpd and 154,500 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $328.8 million, or $2.68 per barrel of throughput, for the six months ended June 30, 2016 compared to $535.6 million, or $6.17 per barrel of throughput, for the six months ended June 30, 2015, a decrease of $206.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $925.2 million, or $7.54 per barrel of throughput ($708.4 million or $5.77 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2016 compared to $989.8 million, or $11.40 per barrel of throughput ($862.6 million or $9.93 per barrel of throughput excluding the impact of special items) for the six months ended June 30, 2015, a decrease of approximately $64.5 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials, lower crack spreads as persistent above-average refined product inventory levels weighed on margins, increased costs to comply with the Renewable Fuel Standard, and reduced throughput in the East Coast partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette refinery acquired in the fourth quarter of 2015. Costs to comply with our obligation under the Renewable Fuel Standard, excluding our Gulf Coast refinery, totaled $115.5 million for the six months ended June 30, 2016 compared to $72.9 million for the six months ended June 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $216.8 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2015 to the end of the second quarter of 2016 which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $127.2 million in the second quarter of 2015.
Average industry refining margins in the Mid-Continent were weaker during the six months ended June 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $12.77 per barrel or 29.3% lower in the six months ended June 30, 2016 as compared to $18.05 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and an adverse WTI/Syncrude differential, which averaged a premium of $3.56 per barrel during the six months ended June 30, 2016 as compared to a premium of $2.27 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.30 per barrel, or 25.4% lower in the six months ended June 30, 2016 as compared to $17.83 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $4.53 and $0.45 lower, respectively, in the six months ended June 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $2.63 per barrel less favorable in the six months ended June 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

Operating Expenses— Operating expenses totaled $576.6 million for the six months ended June 30, 2016 compared to $432.1 million for the six months ended June 30, 2015, an increase of $144.5 million, or 33.4%. Of the total $576.6 million of operating expenses for the six months ended June 30, 2016, $568.2 million or $4.63 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $8.4 million related to expenses incurred by the Logistics segment ($6.6 million of operating expenses for the six months ended June 30, 2015 related to the Logistics segment). The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette refinery which totaled approximately $160.0 million and an increase in salaries and benefits of $8.4 million for the first six months of 2016, partially offset by decreased energy expenses mainly due to lower natural gas prices of $24.0 million. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets.
General and Administrative Expenses— General and administrative expenses totaled $81.0 million for the six months ended June 30, 2016 compared to $75.3 million for the six months ended June 30, 2015, an increase of approximately $5.7 million or 7.6%. The increase in general and administrative expenses primarily relates to acquisition-related costs for outside and professional services incurred in support of the Plains Asset Purchase and Torrance Acquisition of $9.8 million and higher equity compensation expense of $6.2 million related to additional equity based award grants and the retirement of our Executive Chairman partially offset by reduced employee related expenses of $10.3 million mainly due to lower incentive compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $3.2 million on sale of assets for the six months ended June 30, 2016 relating to the sale of railcars in the second quarter of 2016 as compared to a gain of $1.0 million for the six months ended June 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $107.0 million for the six months ended June 30, 2016 compared to $96.3 million for the six months ended June 30, 2015, an increase of $10.7 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette Acquisition and Plains Asset Purchase and a general increase in our fixed asset base due to capital projects completed since the second quarter 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $4.6 million for the six months ended June 30, 2016 compared to a gain of $4.0 million for the six months ended June 30, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $73.5 million for the six months ended June 30, 2016 compared to $49.1 million for the six months ended June 30, 2015, an increase of approximately $24.3 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Senior Notes in May 2015 and the 2023 Senior Secured Notes in November 2015 partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax apart from the income tax attributable to certain subsidiaries of PBF Holding or ts subsidiaries that are treated as C-Corporations for income tax purposes. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC's amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 95.2% and 93.4%, on a weighted-average basis for the six months ended June 30, 2016 and 2015, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the six months ended June 30, 2016 and 2015 was 41.9% and 38.5%, respectively, reflecting tax benefit adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— As a result of our IPO and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2016 and 2015 was approximately 4.8% and 6.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP (“non-GAAP”). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted net income excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substit ute for, or superior to, the financial measures prepared in accordance with GAAP.
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

2.
Income Taxes. Prior to the PBF Energy's IPO, we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy's IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Fully-Converted tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to PBF Energy Inc.	$103,530	$135,810	$74,142	$223,132
Add: Net income attributable to the noncontrolling interest (1)	9,399	13,432	6,958	21,220
Less: Income tax (expense) benefit (2)	(3,722)	(5,400)	(2,755)	(8,530)
Adjusted fully-converted net income	$109,207	$143,842	$78,345	$235,822
Special Items:
Add: Non-cash LCM inventory adjustment (5)	(157,780)	(105,958)	(216,843)	(127,166)
Less: Recomputed income taxes on special items (5)	62,516	42,595	85,870	51,121
Adjusted fully-converted net income (loss) excluding special items	$13,943	$80,479	$(52,628)	$159,777

Diluted weighted-average shares outstanding of PBF Energy Inc. (3)	97,836,366	86,036,809	97,822,875	85,175,066
Conversion of PBF LLC Series A Units (4)	4,947,813	5,129,114	4,952,115	5,980,462
Common stock equivalents (4)	494,443	493,983	589,488	499,553
Adjusted fully-converted shares outstanding-diluted	103,278,622	91,659,906	103,364,478	91,655,081

Diluted net income per share	$1.06	$1.57	$0.76	$2.57
Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$1.06	$1.57	$0.76	$2.57
Adjusted fully-converted net income (loss) excluding special items (per fully exchanged, fully diluted shares outstanding)	$0.14	$0.88	$(0.51)	$1.74
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

(3)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three and six months ended June 30, 2016 and June 30, 2015, respectively. Common stock equivalents exclude the effects of options to purchase 3,467,125 and 2,919,125 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2016, respectively. Common Stock equivalents, excludes the effects of options to purchase 2,874,500 and 2,874,500 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2015, respectively.

(4)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units and common stock equivalents as described in (1) above if not included in the diluted weighted-average shares outstanding calculated in (3) above.

(5)
During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax benefit of $157.8 million, reflecting the change in the lower of cost or market inventory reserve from $1,058.3 million at March 31, 2016 to $900.5 million at June 30, 2016. During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax benefit of $216.8 million, reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $900.5 million at June 30, 2016.

During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax benefit of $106.0 million, reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax benefit of $127.2 million, reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015.

The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods. Income taxes related to the net LCM adjustment was calculated using the Company's statutory corporate tax rate of approximately 39.6% and 40.2% for the 2016 and 2015 periods presented, respectively.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding refinery depreciation, refinery operating expenses, and gross margin of PBFX. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a helpful metric comparison to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended June 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$289,944	$4.56	$319,258	$7.15
Less: Revenues of PBFX	(40,659)	(0.64)	(33,766)	(0.76)
Add: Affiliate cost of sales of PBFX	2,661	0.04	1,536	0.03
Add: Refinery operating expenses	271,539	4.27	192,150	4.30
Add: Refinery depreciation expense	47,540	0.75	44,511	1.00
Gross refining margin	$571,025	$8.98	$523,689	$11.72
Special items:
Add: Non-cash LCM inventory adjustment (1)	(157,780)	(2.48)	(105,958)	(2.37)
Gross refining margin excluding special items	$413,245	$6.50	$417,731	$9.35
——————————
(1) During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $157.8 million reflecting the change in the lower of cost or market inventory reserve from $1,058.3 million at March 31, 2016 to $900.5 million at June 30, 2016. During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Six Months Ended June 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$328,799	$2.68	$535,585	$6.17
Less: Revenues of PBFX	(77,208)	(0.63)	(64,330)	(0.74)
Add: Affiliate cost of sales of PBFX	5,322	0.04	5,276	0.06
Add: Refinery operating expenses	568,178	4.63	425,527	4.90
Add: Refinery depreciation expense	100,136	0.82	87,727	1.01
Gross refining margin	$925,227	$7.54	$989,785	$11.40
Special items:
Add: Non-cash LCM inventory adjustment (1)	(216,843)	(1.77)	(127,166)	(1.47)
Gross refining margin excluding special items	$708,384	$5.77	$862,619	$9.93
——————————
(1) During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $216.8 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $900.5 million at June 30, 2016. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, changes in the liability for tax receivable agreement due to factors out of our control such as changes in tax rates and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA and Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Reconciliation of net income to EBITDA:
Net income	$120,648	$158,460	$97,312	$261,579
Add: Depreciation and amortization expense	51,060	48,562	106,993	96,268
Add: Interest expense, net	35,940	26,876	73,467	49,068
Add: Income tax expense	76,434	90,409	53,934	139,547
EBITDA	$284,082	$324,307	$331,706	$546,462
Special Items:
Less: Non-cash LCM inventory adjustment (1)	(157,780)	(105,958)	(216,843)	(127,166)
EBITDA excluding special items	$126,302	$218,349	$114,863	$419,296

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$284,082	$324,307	$331,706	$546,462
Add: Stock based compensation	9,359	2,439	12,709	5,394
Add: Non-cash change in fair value of catalyst lease obligations	1,748	(1,949)	4,633	(3,988)
Less: Non-cash LCM inventory adjustment (1)	(157,780)	(105,958)	(216,843)	(127,166)
Adjusted EBITDA	$137,409	$218,839	$132,205	$420,702

During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $157.8 million reflecting the change in the lower of cost or market inventory reserve from $1,058.3 million at March 31, 2016 to $900.5 million at June 30, 2016. During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015.

During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $216.8 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $900.5 million at June 30, 2016. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. On July 1, 2016, we closed the Torrance Acquisition with a combination of cash on hand including proceeds from our October 2015 Equity Offering and the 2023 Senior Secured Notes offering and borrowings under our Revolving Loan. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $216.1 million for the six months ended June 30, 2016 compared to net cash provided by operating activities of $317.7 million for the six months ended June 30, 2015. Our operating cash flows for the six months ended June 30, 2016 included our net income of $97.3 million, depreciation and amortization of $112.5 million, deferred income taxes of $93.0 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $26.2 million, pension and other post retirement benefits costs of $15.4 million, equity-based compensation of $12.7 million, change in the fair value of our catalyst lease of $4.6 million, loss on sale of assets of $3.2 million, partially offset by a net non-cash benefit of $216.8 million relating to a LCM inventory adjustment. In addition, net changes in working capital reflected sources of cash of $68.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2015 included our net income of $261.6 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $89.2 million, depreciation and amortization of $100.8 million, change in deferred income taxes of $74.0 million, pension and other post retirement benefits costs of $12.9 million, and equity-based compensation of $5.4 million, partially offset by a net non-cash benefit of $127.2 million relating to a LCM inventory adjustment, change in the fair value of our catalyst lease of $4.0 million and gain on sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $94.1 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $235.8 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $113.6 million for the six months ended June 30, 2015. The net cash flows used in investing activities for the six months ended June 30, 2016 was comprised of capital expenditures totaling $111.8 million, expenditures for refinery turnarounds of $106.6 million, expenditures for other assets of $21.3 million, cash consideration of $98.3 million used to fund the PBFX Plains Assets Purchase, and a final net working capital settlement of $2.7 million associated with the the acquisition of the Chalmette refinery, partially offset by $98.1 million of net maturities of marketable securities and $6.9 million of proceeds from sale of assets. Net cash used in investing activities for the six months ended June 30, 2015 was comprised of capital expenditures totaling $224.1 million, expenditures for refinery turnarounds of $22.9 million and expenditures for other assets of $5.4 million, partially offset by $138.1 million in proceeds from the sale of railcars and $0.7 million of net maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $488.2 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $21.8 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, net cash provided by financing activities consisted of proceeds from the Revolving Loan of $550.0 million, net proceeds from the PBFX Revolver of $68.5 million and net proceeds from issuance of PBFX common units of $51.6 million, partially offset by distributions and dividends of $76.5 million, repayment of the PBFX Term Loan of $98.3 million and repayments of the Rail Facility of $7.0 million. For the six months ended June 30, 2015, net cash provided by financing activities consisted primarily of proceeds from the issuance of the PBFX Senior Notes of $350.0 million and net proceeds from the Rail Facility of $6.1 million, partially offset by distributions and dividends of $70.8 million, $251.3 million of net repayments of PBFX revolver and term loan borrowings, purchases of our Class A common stock of $4.0 million and $8.1 million for deferred financing and other costs.

Liquidity
As of June 30, 2016, PBF Energy's total liquidity was approximately $1,868.5 million, compared to total liquidity of approximately $1,544.1 million as of December 31, 2015. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan. As of June 30, 2016 and December 31, 2015, PBFX had approximately $263.4 million and $298.5 million, respectively, of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
In addition, PBF Energy had borrowing capacity of $39.5 and $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars as of June 30, 2016 and December 31, 2015.
Working Capital
Working capital for PBF Energy at June 30, 2016 was $2,030.5 million, consisting of $3,932.0 million in total current assets and $1,901.5 million in total current liabilities. Working capital at December 31, 2015 was $1,526.5 million, consisting of $3,022.0 million in total current assets and $1,495.5 million in total current liabilities. As of June 30, 2016, our Cash and cash equivalents included $998.5 million of cash held in an escrow account for the Torrance Acquisition which was partially funded by borrowings under our Revolving Loan which are not included in current liabilities.
Capital Spending
Net capital spending was $333.9 million for the six months ended June 30, 2016, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries, the PBFX Plains Asset Purchase and the final working capital settlement associated with the Chalmette Acquisition. We currently expect to spend an aggregate of approximately between $500.0 to $525.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds.
As noted in “Business Developments”, on July 1, 2016 we acquired the Torrance refinery and related logistic assets. The purchase price for the Torrance Acquisition was $537.5 million in cash, plus preliminary working capital of $460.9 million, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand including proceeds from our October 2015 Equity Offering and the 2023 Senior Secured Notes offering and borrowings under the Company's existing Revolving Loan.
Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock (the “Repurchase Program”). On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. No repurchases of the Company's Class A common stock were made during the three months ended June 30, 2016. From the inception of the Repurchase Program through June 30, 2016, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock under the Repurchase Program for $150.8 million through open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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

Crude and Feedstock Supply Agreements
We previously acquired crude oil for our Delaware City refinery under a supply agreement whereby Statoil generally purchased the crude oil requirements for the refinery on our behalf and under our direction. Our agreement with Statoil for Delaware City was terminated effective December 31, 2015, at which time we began to fully source Delaware City's crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we post letters of credit and arrange for shipment. We pay for the crude when we are invoiced and the letters of credit have been lifted.
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
At June 30, 2016, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $371.0 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2016, other than outstanding letters of credit in the amount of approximately $424.5 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of June 30, 2016, we have recognized a liability for the tax receivable agreement of $661.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $37.5 million to $56.6 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $23.78 per share (the closing price on June 30, 2016) and that LIBOR were to be 1.85%, we estimate as of June 30, 2016 that the aggregate amount of these accelerated payments would have been approximately $596.4 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the six months ended June 30, 2016, PBF LLC made aggregate non-tax quarterly distributions of $0.60 per unit to its members, of which $58.7 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $58.7 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 8, 2016 and May 13, 2016.
On July 29, 2016, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 23, 2016 to Class A common stockholders of record at the close of business on August 9, 2016. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of June 30, 2016, PBF Energy had $1,765.8 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $1,310.2 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of June 30, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $11.4 million per quarter or $45.6 million per year, based on the current number of common and subordinated units outstanding. During the six months ended June 30, 2016, PBFX made a quarterly cash distribution totaling $31.1 million of which $16.5 million was distributed to PBF LLC and the balance was distributed to its public unit holders.
On July 29, 2016, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.43 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on August 23, 2016 to PBFX common and subordinated unit holders of record at the close of business on August 9, 2016.

As of June 30, 2016, PBFX had $3.6 million outstanding letters of credit and $263.4 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $49.9 million to fund its operations, if necessary. Accordingly, as of June 30, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At June 30, 2016 and December 31, 2015, we had gross open commodity derivative contracts representing 36.3 million barrels and 44.2 million barrels, respectively, with an unrealized net gain of $14.5 million and $46.1 million, respectively. The open commodity derivative contracts as of June 30, 2016 expire at various times during 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 24.1 million barrels and 26.8 million barrels at June 30, 2016 and December 31, 2015, respectively. The average cost of our hydrocarbon inventories was approximately $88.97 and $83.55 per barrel on a LIFO basis at June 30, 2016 and December 31, 2015, respectively, excluding the net impact of LCM adjustments of approximately $900.5 million and $1,117.3 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 52 million MMBTUs of natural gas amongst our four refineries as of June 30, 2016. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $52 million.
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
The PBFX Revolving Credit Facility and the PBFX Term Loan which bear interest at a variable rate and expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $3.9 million change in our interest expense, assuming we were to borrow all $360.0 million available under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $135.9 million.
In addition, the Rail Facility bears interest at a variable rate and exposes us to interest rate risk. Maximum availability under the Rail Facility as of June 30, 2016 was $100.0 million. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.0 million change in our interest expense, assuming the $100.0 million available under the Rail Facility were fully drawn.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete in the year ending December 31, 2016. Chalmette Refining accounts for 6% of the Company's total assets and 27% of total revenues of the Company as of and for the quarter ended June 30, 2016.
Management has not identified any other changes in PBF Energy's internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. We purchased RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. We continue to purchase RINs to satisfy our obligations under the RFS program, and on April 11, 2016, PBF Holding Company LLC was notified by the EPA that the EPA’s records indicated that PBF Holding used potentially invalid RINs generated by one of the companies. The EPA directed PBF Holding to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The Company has retired the invalid RINs and on May 6, 2016, the counterparty who sold the RINs to the Company replaced the RINs. The counterparty has also agreed to indemnify the Company for certain penalties to the extent imposed by the EPA. On July 28, 2016, the Company and the EPA entered an Administrative Settlement Agreement to resolve the matter which requires the payment of a $250,000 penalty. The Company expects to be reimbursed by the counterparty for this penalty under the indemnification agreement. In any event, the penalty is not expected to have a material effect on its financial condition, results of operations or cash flows.
Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015:
Risks Relating to Our Business and Industry
We may not be able to successfully integrate the Chalmette Refinery or the Torrance Refinery into our business, or realize the anticipated benefits of these acquisitions.
Following the completion of the Chalmette and Torrance Acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Chalmette Acquisition we did not have any operations in the Gulf Coast and prior to the completion of the Torrance Acquisition we did not have any operations in the West Coast. This may add complexity to effectively overseeing, integrating and operating these refineries and related assets. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these acquisitions may prove to be incorrect. These acquisitions involve risks, including:

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
In connection with our recently completed Chalmette and Torrance acquisitions, we did not have access to all of the type of historical financial information that we may require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases ("GHG"), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the "CAA"). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
In addition, in certain states multiple legislative and regulatory measures to address greenhouse gas and other emissisons are in various phases of consideration or implementation. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, Assembly Bill 32 requires the state to reduce its GHG emissions to 1990 levels by 2020. Two regulations implemented to achieve this goal are Cap-and-Trade and the Low Carbon Fuel Standard (“LCFS”). In 2012, the California Air Resource Board (“CARB”) implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended June 30, 2016, no PBF LLC Series A Units were exchanged for shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
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
There were no repurchases of the Company's Class A Common Stock during the second quarter of 2016. For the period of time from the inception of the Repurchase Program through June 30, 2016, the Company purchased 6,050,717 shares for $150.8 million. As of June 30, 2016, the Company had $149.2 million remaining authorization under the Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

4.1
Joinder Agreement dated May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 of PBF Logistics LP's Quarterly Report on Form 10-Q (File No. 001-36446) filed on August 4, 2016).

4.2
Second Supplemental Indenture dated June 28, 2016, among PBF Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of PBF Logistics LP's Quarterly Report on Form 10-Q (File No. 001-36446) filed on August 4, 2016).

10.1 (1)
Consulting Agreement between PBF Investments LLC and Thomas D. O'Malley effective July 1, 2016 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated May 27, 2016 (File No. 001-35764))

10.2
Second Increase Agreement between PBF Logistics LP and Wells Fargo Bank, National Association dated as of May 19, 2016 (incorporated by reference to Exhibit 10.1 of PBF Logistics LP's Quarterly Report on Form 10-Q (File No. 001-36446) filed on August 4, 2016).

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

PBF Energy Inc.

Date	August 4, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Joinder Agreement dated May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 of PBF Logistics LP's Quarterly Report on Form 10-Q (File No. 001-36446) filed on August 4, 2016).

4.2
Second Supplemental Indenture dated June 28, 2016, among PBF Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of PBF Logistics LP's Quarterly Report on Form 10-Q (File No. 001-36446) filed on August 4, 2016).

10.1 (1)
Consulting Agreement between PBF Investments LLC and Thomas D. O'Malley effective July 1, 2016 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated May 27, 2016 (File No. 001-35764))

10.2
Second Increase Agreement between PBF Logistics LP and Wells Fargo Bank, National Association dated as of May 19, 2016 (incorporated by reference to Exhibit 10.1 of PBF Logistics LP's Quarterly Report on Form 10-Q (File No. 001-36446) filed on August 4, 2016).

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