Form 10-Q
period 2016-09-30
PBF Energy Inc.
filed 2016-11-04
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of November 2, 2016, PBF Energy Inc. had outstanding 98,142,783 shares of Class A common stock and 28 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interests in PBF LLC as of September 30, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2016, PBF LLC also holds a 44.2% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

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
•potential tax consequences related to our investment in PBFX; and
•any decisions we continue to make with respect to our energy-related logistical assets that may be transferred to PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$625,402	$944,320
Accounts receivable	653,638	454,759
Inventories	1,845,595	1,174,272
Deferred tax asset	180,381	371,186
Marketable securities - current	59,991	—
Prepaid expense and other current assets	182,008	77,474
Total current assets	3,547,015	3,022,011
Property, plant and equipment, net	3,252,234	2,356,638
Deferred tax assets	217,194	201,504
Marketable securities	—	234,258
Deferred charges and other assets, net	449,271	290,713
Total assets	$7,465,714	$6,105,124
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$369,731	$315,653
Accrued expenses	1,528,174	1,119,189
Payable pursuant to tax receivable agreement	50,771	56,621
Deferred tax liabilities	26,432	—
Deferred revenue	12,961	4,043
Current portion of long-term debt	59,664	—
Total current liabilities	2,047,733	1,495,506
Delaware Economic Development Authority loan	4,000	4,000
Long-term debt	2,305,961	1,836,355
Payable pursuant to tax receivable agreement	613,654	604,797
Other long-term liabilities	215,006	68,609
Total liabilities	5,186,354	4,009,267
Commitments and contingencies (Note 10)
Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 97,825,148 shares outstanding at September 30, 2016, 97,781,933 shares outstanding at December 31, 2015	93	93
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 28 shares outstanding at September 30, 2016, 28 shares outstanding at December 31, 2015	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding, at September 30, 2016 and December 31, 2015	—	—
Treasury stock, at cost, 6,083,098 shares outstanding at September 30, 2016 and 6,056,719 shares outstanding at December 31, 2015	(150,804)	(150,804)
Additional paid in capital	1,967,441	1,904,751
Retained earnings/(Accumulated deficit)	(54,713)	(83,454)
Accumulated other comprehensive loss	(21,896)	(23,289)
Total PBF Energy Inc. equity	1,740,121	1,647,297
Noncontrolling interest	539,239	448,560
Total equity	2,279,360	2,095,857
Total liabilities and equity	$7,465,714	$6,105,124

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$4,513,204	$3,217,640	$11,171,856	$9,763,440

Cost and expenses:
Cost of sales, excluding depreciation	3,862,580	2,822,444	9,524,119	8,319,404
Operating expenses, excluding depreciation	412,699	203,860	989,296	635,948
General and administrative expenses	44,020	51,078	124,975	126,347
Loss (gain) on sale of assets	8,159	(142)	11,381	(1,133)
Depreciation and amortization expense	56,036	48,133	163,029	144,401
	4,383,494	3,125,373	10,812,800	9,224,967

Income from operations	129,710	92,267	359,056	538,473

Other (expenses) income:
Change in tax receivable agreement liability	(3,143)	(2,215)	(3,143)	(2,215)
Change in fair value of catalyst leases	77	4,994	(4,556)	8,982
Interest expense, net	(38,527)	(28,026)	(111,994)	(77,094)
Income before income taxes	88,117	67,020	239,363	468,146
Income tax expense	31,673	11,525	85,607	151,072
Net income	56,444	55,495	153,756	317,074
Less: net income attributable to noncontrolling interests	14,333	12,696	37,503	51,144
Net income attributable to PBF Energy Inc.	$42,111	$42,799	$116,253	$265,930

Weighted-average shares of Class A common stock outstanding
Basic	97,825,357	85,845,583	97,823,708	85,401,028
Diluted	103,135,799	91,496,283	103,210,917	91,557,371
Net income available to Class A common stock per share:
Basic	$0.43	$0.50	$1.19	$3.11
Diluted	$0.43	$0.49	$1.19	$3.06

Dividends per common share	$0.30	$0.30	$0.90	$0.90

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$56,444	$55,495	$153,756	$317,074
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(76)	119	329	115
Net gain on pension and other postretirement benefits	502	400	1,134	1,200
Total other comprehensive income	426	519	1,463	1,315
Comprehensive income	56,870	56,014	155,219	318,389
Less: comprehensive income attributable to noncontrolling interests	14,354	12,726	37,574	51,217
Comprehensive income attributable to PBF Energy Inc.	$42,516	$43,288	$117,645	$267,172

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$153,756	$317,074
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	170,911	151,509
Stock-based compensation	16,331	8,757
Change in fair value of catalyst lease obligations	4,556	(8,982)
Deferred income taxes	194,431	27,338
Change in tax receivable agreement liability	3,143	2,215
Non-cash change in inventory repurchase obligations	29,317	53,370
Pension and other post retirement benefit costs	25,894	19,340
Loss (gain) on disposition of property, plant and equipment	11,381	(1,133)
Change in non-cash lower of cost or market adjustment	(320,833)	81,147

Changes in operating assets and liabilities:
Accounts receivable	(198,879)	155,645
Inventories	54,052	(110,830)
Prepaid expense and other current assets	(99,127)	1,610
Accounts payable	51,390	(122,496)
Accrued expenses	309,194	(305,044)
Deferred revenue	8,918	2,947
Payable to related parties pursuant to tax receivable agreement	—	(10,168)
Other assets and liabilities	(26,223)	(21,900)
Net cash provided by operations	388,212	240,399

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	(971,932)	—
Expenditures for property, plant and equipment	(194,625)	(288,909)
Expenditures for deferred turnaround costs	(138,936)	(39,725)
Expenditures for other assets	(27,735)	(7,275)
Expenditure for PBFX Plains Asset Purchase	(98,373)	—
Chalmette Acquisition working capital settlement	(2,659)	—
Purchase of marketable securities	(1,779,997)	(1,609,286)
Maturities of marketable securities	1,954,274	1,609,983
Proceeds from sale of assets	13,030	168,270
Net cash used in investing activities	$(1,246,953)	$(166,942)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters' discount and commissions	$138,255	$—
Distributions to PBF Energy Company LLC members	(4,460)	(15,252)
Distributions to PBFX unit holders	(22,563)	(17,082)
Dividend payments	(88,043)	(77,287)
Proceeds from PBFX Senior Notes	—	350,000
Proceeds from PBFX revolver borrowings	174,700	24,500
Repayments of PBFX revolver borrowings	(30,000)	(275,100)
Repayments of PBFX Term Loan borrowings	(174,536)	(700)
Proceeds from Rail Facility revolver borrowings	—	102,075
Repayments of Rail Facility revolver borrowings	(11,457)	(71,938)
Proceeds from revolver borrowings	550,000	—
Proceeds from catalyst lease	7,927	—
Purchases of treasury stock	—	(8,073)
Deferred financing costs and other	—	(9,644)
Net cash provided by financing activities	539,823	1,499

Net (decrease) increase in cash and cash equivalents	(318,918)	74,956
Cash and cash equivalents, beginning of period	944,320	397,873
Cash and cash equivalents, end of period	$625,402	$472,829

Supplemental cash flow disclosures
Non-cash activities:
Accrued construction in progress and unpaid fixed assets	$16,813	$4,670

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation in 2011 and completed an initial public offering in December 2012. PBF Energy is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”) and PBF Western Region LLC (“PBF Western Region”) are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. PBF Western Region owns Torrance Refining Company LLC and Torrance Logistics Company LLC, which collectively own the operating assets of the Torrance refinery and related logistics assets. In addition, PBF LLC, through Chalmette Refining, holds a 100% interest in MOEM Pipeline LLC and an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company.
As of September 30, 2016, PBF LLC also holds a 44.2% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to “Note 2 - PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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
As of September 30, 2016, the Company owns 97,825,148 PBF LLC Series C Units and the Company's current and former executive officers and directors and certain employees and others beneficially own 4,971,116 PBF LLC Series A Units. As of September 30, 2016, the holders of the Company's issued and outstanding shares of Class A common stock have 95.2% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.8% of the voting power in the Company.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Plains Asset Purchase on April 29, 2016 (refer to "Note 3 - Acquisitions"), PBFX did not generate

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

third party revenue and intersegment revenues from affiliates are eliminated in consolidation. Prior to the PBFX initial public offering in May 2014, PBFX's assets, other than those acquired in connection with the PBFX Plains Asset Purchase and the TVPC Contribution Agreement (refer to "Note 2 - PBF Logistics LP"), were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets, did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Energy. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the "Updated Revenue Recognition Guidance"). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 and interim periods within those years with early adoption permitted as of the beginning of an annual or interim period after the issuance of the ASU. The Company expects that the impact of adopting this new standard will be to reclassify all of its current deferred tax assets and deferred tax liabilities to a net noncurrent asset or liability on its balance sheet.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company does not currently have any investments accounted for under the equity method but will apply this new standard should it acquire any such investments.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party. The amendments do not contain any new disclosure requirements but point out that certain existing income tax disclosures might be applicable in the period an intra-entity transfer of an asset other than inventory occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual statements have not been issued. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control" ("ASU 2016-2017"), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU do not change the characteristics of a primary beneficiary in current GAAP. The amendments in this ASU require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. ASU 2016-2017 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,575, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, including the underwriter's option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86,680, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the "2016 PBFX Offerings").

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

On April 29, 2016, PBFX purchased four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100,000 (the “PBFX Plains Asset Purchase”), less a preliminary estimate for working capital, which is subject to final purchase price valuation and working capital adjustment. This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base. The acquisition was financed through a combination of cash on hand and borrowings from the PBFX senior secured revolving credit facility (the “PBFX Revolving Credit Facility”).
On August 31, 2016, PBFX entered into a contribution agreement (the "TVPC Contribution Agreement") between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the San Joaquin Valley Pipeline system (which was acquired as a part of the Torrance Acquisition), including the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capability (collectively, the “Torrance Valley Pipeline”). The total consideration paid to PBF LLC was $175,000, which was funded by PBFX with $20,000 of cash on hand, $76,200 in proceeds from the sale of marketable securities, and $78,800 in net proceeds from the PBFX August 2016 Equity Offering. PBFX borrowed an additional $76,200 under the PBFX Revolving Credit Facility, which was used to repay $76,200 of the PBFX Term Loan (as defined below) in order to release $76,200 in marketable securities that had collateralized the PBFX Term Loan.
As of September 30, 2016, PBF LLC holds a 44.2% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units) and all of PBFX's incentive distribution rights, with the remaining 55.8% limited partner interest held by public common unit holders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of September 30, 2016, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. In addition, subsequent to the Plains Asset Purchase, PBFX has begun to generate third-party revenue related to the East Coast Terminals. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at three of PBF Energy’s refineries. In a series of drop-down transactions subsequent to the PBFX Offering, PBF Holding distributed certain additional assets to PBF LLC which, in turn, transferred such assets to PBFX consisting of the Delaware City heavy crude unloading rack, which is also capable of unloading light crude oil (the "DCR West Rack"), a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), and a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"). On April 29, 2016, PBFX made its initial third-party asset purchase acquiring the East Coast Terminals. Additionally, on August 31, 2016, PBFX acquired a controlling 50% interest in the TVPC from PBF LLC pursuant to the TVPC Contribution Agreement.

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
The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the results of operations of the Chalmette refinery whereas the same periods in 2015 do not include the results of operations of the Chalmette refinery. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the financing of the Chalmette Acquisition.

(Unaudited)	Nine Months Ended September 30, 2015
Pro forma revenues	$13,151,698
Pro forma net income attributable to PBF Energy Inc.	$400,898
Pro forma net income available to Class A common stock per share:
Basic	$4.14
Diluted	$4.07
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
The aggregate purchase price for the PBFX Plains Asset Purchase was $100,000, less a preliminary estimate for working capital adjustments, which is subject to final purchase price valuation and working capital adjustments.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The consideration for the transaction was funded by PBFX with $98,336 in proceeds from the sale of marketable securities. PBFX borrowed an additional $98,500 under the PBFX Revolving Credit Facility, which was used to repay $98,336 of the PBFX Term Loan (as defined below) in order to release $98,336 in marketable securities that had collateralized the PBFX Term Loan. Subsequent to the closing of the Plains Asset Purchase, the Partnership recorded an adjustment to the preliminary estimate for working capital of $37 as an increase to Prepaid expenses and other current assets.
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
The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$100,000
Preliminary estimate for working capital adjustments	(1,627)
Total consideration	$98,373
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaid expenses and other current assets	4,221
Property, plant and equipment	99,342
Accounts payable and accrued expenses	(3,174)
Other long-term liabilities	(2,016)
Estimated fair value of net assets acquired	$98,373

The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the results of operations of the East Coast Terminals whereas the same periods in 2015 do not include the results of operations of the East Coast Terminals. For the period from its acquisition on April 29, 2016 to September 30, 2016, the East Coast Terminals contributed third party revenues of $7,285 and net income of $1,603. On an unaudited pro forma basis, the revenues and net income of the Company assuming the PBFX Asset Purchase had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the PBFX Plains Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the PBFX Plains Asset Purchase financing.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(Unaudited)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Pro forma revenues	$11,178,650	$9,776,690
Pro forma net income attributable to PBF Energy Inc.	$120,054	$263,546
Pro forma net income available to Class A common stock per share:
Basic	$1.23	$2.72
Diluted	$1.23	$2.69
The unaudited amount of revenues and net income above have been calculated after conforming the East Coast Terminals' accounting policies to those of the Company and certain one-time adjustments.
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation and it's subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located in Torrance, California, is a high-conversion, delayed-coking refinery. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from four to five and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive PADD 5 market.
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
The aggregate purchase price for the Torrance Acquisition was $521,350 in cash including post-close purchase price adjustments, plus working capital of $450,582. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from our October 2015 Equity Offering, and borrowings under our Revolving Loan.
The Company accounted for the Torrance Acquisition as a business combination under GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The purchase price and fair value allocation may be subject to adjustment pending completion of the final purchase valuation which was in process as of September 30, 2016.
The total purchase consideration and the fair values of the assets and liabilities at the acquisition date, which may be subject to adjustment as noted above, were as follows:

Purchase Price
Gross purchase price	$537,500
Working capital	450,582
Post close purchase price adjustments	(16,150)
Total consideration	$971,932

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Fair Value Allocation
Inventories	$404,542
Prepaid expenses and other current assets	1,186
Property, plant and equipment	701,617
Deferred charges and other assets, net	68,053
Accounts payable	(2,688)
Accrued expenses	(62,311)
Other long-term liabilities	(138,467)
Fair value of net assets acquired	$971,932
The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition whereas the same periods in 2015 do not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.
The unaudited amount of revenues and net income above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.

(Unaudited)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Pro forma revenues	$12,250,867	$12,195,070
Pro forma net (loss) income attributable to PBF Energy Inc.	$(3,704)	$120,063
Pro forma net income available to Class A common stock per share:
Basic	$(0.04)	$1.24
Diluted	$(0.04)	$1.22
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition, the Torrance Acquisition, the PBFX Plains Asset Purchase and other pending and non-consummated acquisitions of $5,222 and $17,510 in the three and nine months ended September 30, 2016, respectively. In the three and nine months ended September 30, 2015, the Company incurred acquisition related costs of $1,555 and $2,234, respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

4. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of December 31, 2015 and September 30, 2016, PBF Energy’s equity interest in PBF LLC represented approximately 95.1% and 95.2%, respectively, of the outstanding interests.
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
The noncontrolling interest ownership percentage of PBF LLC as of September 30, 2016 and December 31, 2015 is calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2015	4,985,358	97,781,933	102,767,291
	4.9%	95.1%	100.0%
September 30, 2016	4,971,116	97,825,148	102,796,264
	4.8%	95.2%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 55.8% limited partner interest owned by public common unit holders as of September 30, 2016. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX, and records a noncontrolling interest for the economic interest in PBFX held by the public common unit holders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBFX held by the public common unit holders of PBFX other than PBF Energy (through its ownership in PBF LLC). Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of PBFX attributable to the public common unit holders of PBFX. PBFX consolidates 100% of the net assets and net income or loss attributable to TVPC acquired pursuant to the TVPC Contribution Agreement and reflects the 50% equity interest in TVPC that it did not acquire as noncontrolling interests. This portion of the TVPC noncontrolling interest at PBFX eliminates in consolidation at the PBF Energy level and is not reflected in the table below.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentage of PBFX as of December 31, 2015 and September 30, 2016, is calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2015	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
September 30, 2016	23,270,397	18,459,497	41,729,894
	55.8%	44.2%	100.0%
Noncontrolling Interest in Subsidiaries of PBF Holding
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded a noncontrolling interest in the earnings of these subsidiaries of $45 and $438 for the three and nine months ended September 30, 2016, respectively.
Changes in Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2016 and 2015:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$108,243	$340,317	$2,095,857
Comprehensive income	117,645	10,824	26,750	155,219
Dividends and distributions	(88,043)	(4,460)	(23,234)	(115,737)
Issuance of additional PBFX common units	54,944	—	83,311	138,255
Stock-based compensation	12,658	—	3,673	16,331
Exercise of PBF LLC options and warrants, net	1,058	(232)	—	826
Other	(5,438)	(4,973)	(980)	(11,391)
Balance at September 30, 2016	$1,740,121	$109,402	$429,837	$2,279,360

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	267,172	24,609	26,608	318,389
Dividends and distributions	(77,287)	(15,252)	(17,082)	(109,621)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(10,378)	—	—	(10,378)
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Issuance of additional PBFX common units	11,390	—	(11,390)	—
Stock-based compensation	6,139	190	2,428	8,757
Exercise of PBF LLC options and warrants, net	1,693	(3,113)	—	(1,420)
Purchase of treasury stock	(8,073)	—	—	(8,073)
Balance at September 30, 2015	$1,448,845	$105,192	$336,933	$1,890,970

5. INVENTORIES
Inventories consisted of the following:

September 30, 2016
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,218,399	$—	$1,218,399
Refined products and blendstocks	976,556	359,297	1,335,853
Warehouse stock and other	87,846	—	87,846
	$2,282,801	$359,297	$2,642,098
Lower of cost or market reserve	(677,448)	(119,055)	(796,503)
Total inventories	$1,605,353	$240,242	$1,845,595

December 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market reserve	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

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
Due to the lower crude oil and refined product pricing environment beginning at the end of 2014 and continuing throughout 2015 and 2016, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $103,990 and $62,810, respectively, reflecting the net change in the lower of cost or market inventory reserve from $900,493 at June 30, 2016 to $796,503 at September 30, 2016. During the nine months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $320,833 and $193,783, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $796,503 at September 30, 2016.
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

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2016	December 31, 2015
Deferred turnaround costs, net	$253,823	$177,236
Catalyst, net	106,311	77,725
Linefill	19,485	13,504
Restricted cash	1,500	1,500
Environmental credits	37,811	—
Intangible assets, net	598	219
Other	29,743	20,529
Total deferred charges and other assets, net	$449,271	$290,713

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Inventory-related accruals	$845,772	$548,800
Inventory supply and intermediation arrangements	245,983	252,380
Renewable energy credit and emissions obligations	106,366	19,472
Accrued transportation costs	96,479	91,546
Excise and sales tax payable	70,871	34,129
Accrued utilities	39,390	25,192
Accrued interest	29,555	24,806
Accrued construction in progress	14,941	7,400
Accrued salaries and benefits	14,434	61,011
Customer deposits	12,871	20,395
Environmental liabilities	9,525	—
Other	41,987	34,058
Total accrued expenses	$1,528,174	$1,119,189

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). As of September 30, 2016 and December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
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
8. MARKETABLE SECURITIES
The U.S Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the “PBFX Term Loan”). PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in current assets as of September 30, 2016. As described in "Note 3 - Acquisitions", PBFX sold $98,336 of

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

marketable securities to fund the consideration for the PBFX Plains Asset Purchase during the three months ended June 30, 2016. As described in "Note 2 - PBF Logistics LP", PBFX sold $76,200 of marketable securities to partially fund the consideration used to acquire the 50% interest in TVPC pursuant to the TVPC Contribution Agreement during the three months ended September 30, 2016.
As of September 30, 2016 and December 31, 2015, the Company held $59,991 and $234,258, respectively, in marketable securities. As of September 30, 2016, the marketable securities were classified as current whereas at December 31, 2015, they were classified as non-current. The classification of the marketable securities on the balance sheet is consistent with the PBFX Term Loan they collateralize. The gross unrecognized holding gains and losses as of September 30, 2016 and December 31, 2015 were not material. The net realized gains or losses from the sale of marketable securities were not material for the three and nine months ended September 30, 2016 and 2015.

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted solely of its share of PBF LLC’s pre-tax income (approximately 95.1% as of December 31, 2015 and approximately 95.2% as of September 30, 2016). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes. As a result, PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX apart from the income tax of $348 and $1,513 for the three and nine months ended September 30, 2016 attributable to those two C-Corporation subsidiaries of Chalmette Refining.

The income tax provision in the PBF Energy condensed consolidated financial statements of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current tax expense (benefit)	$(69,406)	$58,193	$(108,824)	$123,734
Deferred tax expense (benefit)	101,079	(46,668)	194,431	27,338
Total tax expense	$31,673	$11,525	$85,607	$151,072

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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three months ended September 30, 2016		Three months ended September 30, 2015
Provision at Federal statutory rate	$25,718	35.0%	$19,011	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	3,403	4.6%	2,830	5.2%
Non deductible/nontaxable items	(68)	(0.1)%	536	1.0%
Adjustment for manufacturer's benefit	5,808	7.9%	(1,169)	(2.2)%
Rate differential from foreign jurisdictions	(970)	(1.3)%	(9,971)	(18.4)%
Provision to return adjustment	(1,306)	(1.8)%	—	—%
Other	(912)	(1.2)%	288	0.6%
Total	$31,673	43.1%	$11,525	21.2%

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Provision at Federal statutory rate	$70,488	35.0%	$145,949	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net federal income tax)	9,325	4.6%	21,726	5.2%
Non deductible/nontaxable items	119	0.1%	1,402	0.3%
Adjustment for manufacturer's benefit	5,808	2.9%	(3,984)	(0.9)%
Rate differential from foreign jurisdictions	2,160	1.1%	(13,797)	(3.3)%
Provision to return adjustment	(1,306)	(0.7)%	—	—%
Other	(987)	(0.5)%	(224)	(0.1)%
Total	$85,607	42.5%	$151,072	36.2%
The Company's effective income tax rate for the three and nine months ended September 30, 2016, including the impact of income attributable to noncontrolling interests of $14,333 and $37,503, respectively, was 35.9% and 35.8%, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2015, including the impact of income attributable to noncontrolling interests of $12,696 and $51,144, respectively, was 17.2% and 32.3%, respectively. The manufacturer’s benefit adjustment is primarily due to a change in inventory deductions realized on the Company's recently filed 2015 income tax returns which reduced the expected manufacturer’s benefit compared to the prior-year financial statements. Also, included in the provision to return adjustments are benefits related to the basis "step-ups" and tax receivable agreement liability changes, and a detriment for an increase of deferred tax liabilities as a result of ownership changes in 2015.

PBF Energy has determined there are no material uncertain tax positions as of September 30, 2016. PBF Energy does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,198 recorded as of September 30, 2016 ($10,367 as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of September 30, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
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
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,284 recorded as of September 30, 2016 represents the present value of expected future costs discounted at a rate of 1.83%. At September 30, 2016 the undiscounted liability is $2,500 and PBFX expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in accounts payable and accrued liabilities and the non-current portion is recorded in other long-term liabilities.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $146,300 as of September 30, 2016, related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflects the current estimated cost of the remediation obligations. The Company expects to make aggregate payments for this liability of $31,402 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for (i) a Notice of Violation issued on March 12, 2015 by the Southern California Air Quality Management District (“SCAQMD”) relating to self-reported Title V deviations for the Torrance Refinery for compliance year 2012, (ii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2013, (iii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2014 and (iv) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2015. No settlement or penalty demand have been received to date with respect to these Notices. It is possible that SCAQMD will assess penalties in these matters in excess of $100 but any such amount is not expected to be material to the Company, individually or in the aggregate.

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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard (“RFS”) for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. The EPA published the final 2014-2016 Renewable standards late in 2015. The EPA essentially set the standards for 2014 and 2015 at the estimated actual renewable fuel used in each year given they were for the most part regulating activities that had already occurred. In setting the 2016 standards the EPA recognized the E10 blend wall and used the general waiver authority to set the 2016 renewable fuel requirement lower than the original requirements stated in the Energy Independence Security Act (“EISA”). These new standards are being challenged by both renewable fuel producers and obligated parties in legal actions. The courts are attempting to consolidate some of these challenges. It appears unlikely the courts will be able resolve these issues before EPA releases the final 2017 standards late in 2016 assuming they stay on schedule. The EPA did propose the 2017 standards in May of 2016 and raised the requirements above the 2016 standards. Estimated 2016 production for the two categories are less than half of what will be needed to satisfy the proposed requirements in 2017. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in 2017. There are alternative options that could be used to satisfy these demands but using them will draw down available supply of excess RINs sometimes referred to as the “RIN bank” and will tighten the RIN market potentially raising RIN prices further. Industry organizations have pointed out the issues with the proposal to the EPA in commenting on the proposed standards. The EPA is continuing to receive comments on the new proposal and is targeting to release the final rule by the end of November 2016 as required. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In connection with the closing of the Torrance Acquisition, the Company became subject to greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32 (“AB 32”). AB 32 created a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
However, subsequent to the acquisition, the Company is recovering the majority of these costs from its customers, and as such does not expect this obligation to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB 32 or SB 32 regulations or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations, and liquidity.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. In late 2015, the Environmental Protection Agency (“EPA”) initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, the Company’s subsidiaries, PBF Holding Company LLC, Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs.  The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code.  The Company is in the process of identifying whether any of those RINs are invalid and assessing how the invalid RINs will be replaced, including seeking indemnification from the counterparty who supplied the potentially invalid RINS. While we do not know what actions the EPA will take, or penalties it will impose with respect to these identified RINs or any other RINs we have purchased that the EPA may identify as being invalid, at this time, we do not expect any such action or penalties would have a material effect on our financial condition, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.2% interest in PBF LLC as of September 30, 2016 (95.1% as of December 31, 2015). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of September 30, 2016, the Company has recognized a liability for the tax receivable agreement of $664,425 ($661,418 as of December 31, 2015) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2016, PBF LLC made aggregate non-tax quarterly distributions of $0.90 per unit to its members, of which $88,043 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $88,043 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 8, 2016, May 31, 2016 and August 23, 2016.

With respect to distributions paid during the nine months ended September 30, 2016, PBFX paid a distribution on outstanding common and subordinated units of $0.41 per unit on March 8, 2016, $0.42 per unit on May 31, 2016 and $0.43 per unit on August 23, 2016 for a total distribution of $48,043, of which $25,480 was distributed to PBF LLC and the balance was distributed to its public unit holders.

12. TREASURY STOCK
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's Class A common stock (the “Repurchase Program”). On October 29, 2014, the Company's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. On September 26, 2016,

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

the Company's Board of Directors approved a two year extension to the Repurchase Program. As a result of the extension, the Repurchase Program will expire on September 30, 2018. No repurchases of the Company's Class A common stock were made during the nine months ended September 30, 2016. From the inception of the Repurchase Program through September 30, 2016, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $150,804.
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
As of September 30, 2016, the Company has the ability to purchase an additional $149,196 in common stock under the approved Repurchase Program.

13. EMPLOYEE BENEFIT PLANS
In August 2016 the Company amended the PBF Energy Pension Plan and the Post Retirement Medical Plan to, among other things, incorporate into the plan all employees who became employed at the Company's California locations on July 1, 2016, in connection with the Torrance Acquisition. The amendments to the plan were effective as of July 1, 2016. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$10,064	$5,790	$24,743	$17,369
Interest cost	772	710	2,323	2,126
Expected return on plan assets	(1,234)	(830)	(3,447)	(2,489)
Amortization of prior service costs	13	13	39	39
Amortization of loss	328	311	716	933
Net periodic benefit cost	$9,943	$5,994	$24,374	$17,978

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$304	$243	$743	$731
Interest cost	131	134	398	403
Amortization of prior service costs	161	76	379	228
Amortization of loss (gain)	—	—	—	—
Net periodic benefit cost	$596	$453	$1,520	$1,362

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2016 and December 31, 2015.
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

	As of September 30, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$307,508	$—	$—	$307,508	N/A	$307,508
Marketable securities	59,991	—	—	59,991	N/A	59,991
Commodity contracts	24,086	10,440	382	34,908	(30,065)	4,843
Derivatives included with inventory intermediation agreement obligations	—	6,194	—	6,194	—	6,194
Liabilities:
Commodity contracts	26,618	3,447	—	30,065	(30,065)	—
Catalyst lease obligations	—	44,286	—	44,286	—	44,286

	As of December 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Marketable securities	234,258	—	—	234,258	N/A	234,258
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Derivatives included with inventory supply arrangement obligations	—	—	—	—	—	—
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2016 and December 31, 2015, $9,773 and $9,325, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$493	$1,905	$3,543	$1,521
Purchases	—	—	—	—
Settlements	(90)	(1,238)	(1,093)	(12,549)
Unrealized (loss) gain included in earnings	(21)	(852)	(2,068)	10,843
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$382	$(185)	$382	$(185)

There were no transfers between levels during the three and nine months ended September 30, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$670,551	$697,649	$669,644	$706,246
Revolving Loan (b)	550,000	550,000	—	—
Senior Secured Notes due 2023 (a)	500,000	475,031	500,000	492,452
PBFX Senior Notes (a)	350,000	339,989	350,000	321,722
PBFX Term Loan (b)	59,664	59,664	234,200	234,200
PBFX Revolving Credit Facility (b)	169,200	169,200	24,500	24,500
Rail Facility (b)	56,035	56,035	67,491	67,491
Catalyst leases (c)	44,286	44,286	31,802	31,802
	2,399,736	2,391,854	1,877,637	1,878,413
Less - Current maturities	59,664	59,664	—	—
Less - Unamortized deferred financing costs	34,111	n/a	41,282	n/a
Long-term debt	$2,305,961	$2,332,190	$1,836,355	$1,878,413

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
As of September 30, 2016, there were no barrels of crude oil and feedstocks (no barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. As of September 30, 2016, there were 3,284,395 barrels of intermediates and refined products (3,776,011 barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

December 31, 2015) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2016, there were 22,482,500 barrels of crude oil and 8,927,000 barrels of refined products (39,577,000 and 4,599,136, respectively, as of December 31, 2015), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2016 and December 31, 2015 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,194
December 31, 2015
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511

Derivatives not designated as hedging instruments:
September 30, 2016:
Commodity contracts	Accounts receivable	$4,843
December 31, 2015
Commodity contracts	Accounts receivable	$46,127

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gain or loss recognized in income on these derivative instruments and the line items in the condensed consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(3,145)
For the three months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,409
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$34,424
For the nine months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(29,317)
For the nine months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,220)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(50,150)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2016:
Commodity contracts	Cost of sales	$(15,559)
For the three months ended September 30, 2015:
Commodity contracts	Cost of sales	$31,017
For the nine months ended September 30, 2016:
Commodity contracts	Cost of sales	$(54,646)
For the nine months ended September 30, 2015:
Commodity contracts	Cost of sales	$(14,080)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2016:
Intermediate and refined product inventory	Cost of sales	$3,145
For the three months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$(1,409)
Intermediate and refined product inventory	Cost of sales	$(34,424)
For the nine months ended September 30, 2016:
Intermediate and refined product inventory	Cost of sales	$29,317
For the nine months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$3,220
Intermediate and refined product inventory	Cost of sales	$50,150

The Company had no ineffectiveness related to the Company's fair value hedges for the three and nine months ended September 30, 2016 and 2015.

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
Refining
As of September 30, 2016, the Company's Refining Segment includes the operations of its five refineries, including certain related logistics assets that are not owned by PBFX. The Company's refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, New Orleans, Louisiana and Torrance, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.
Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery; (ii) a truck terminal comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery; (iii) a heavy crude rail unloading rack located at the Delaware City refinery; (iv) a tank farm, including a propane storage and loading facility at the Toledo Refinery; (v) an interstate petroleum products pipeline and a 15-lane truck loading rack both located at the Delaware City refinery; (vi) the East Coast Terminals consisting of product storage tanks and terminal operations with pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships; and (vii) fifty percent (50%) of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third party customers through fee-based commercial agreements. Apart from the East Coast Terminals, PBFX currently does not generate third party revenue and, as such, intersegment related-party revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets, other than those acquired in connection with the PBFX Plains Asset Purchase and the TVPC Contribution Agreement, were operated within the refining operations of the Company's Delaware City and Toledo refineries and did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2016 and September 30, 2015 are presented below.

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

	Three Months Ended September 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,508,613	$48,433	$—	$(43,842)	$4,513,204
Depreciation and amortization expense	49,554	5,140	1,342	—	56,036
Income (loss) from operations (1)	148,985	26,060	(43,714)	(1,621)	129,710
Interest expense, net	713	7,696	30,118	—	38,527
Capital expenditures (2)	1,086,557	2,625	4,337	—	1,093,519

	Three Months Ended September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,217,640	$37,082	$—	$(37,082)	$3,217,640
Depreciation and amortization expense	44,366	1,649	2,118	—	48,133
Income (loss) from operations	114,925	27,463	(50,121)	—	92,267
Interest expense, net	4,110	7,180	16,736	—	28,026
Capital expenditures	81,969	962	573	—	83,504

	Nine Months Ended September 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,164,571	$125,641	$—	$(118,356)	$11,171,856
Depreciation and amortization expense	149,690	8,922	4,417	—	163,029
Income (loss) from operations (1)	402,676	76,271	(118,270)	(1,621)	359,056
Interest expense, net	2,827	22,559	86,608	—	111,994
Capital expenditures (2)	1,314,637	103,027	16,596	—	1,434,260

	Nine Months Ended September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,763,440	$104,796	$—	$(104,796)	$9,763,440
Depreciation and amortization expense	131,817	4,919	7,665	—	144,401
Income (loss) from operations	591,005	71,914	(124,446)	—	538,473
Interest expense, net	13,387	14,065	49,642	—	77,094
Capital expenditures	332,544	1,182	2,183	—	335,909

	Balance at September 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$6,251,323	$735,414	$510,723	$(31,746)	$7,465,714

	Balance at December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,087,554	$422,902	$618,617	$(23,949)	$6,105,124

(1)	The Logistics segment includes 100% of the income from operations of TVPC as TVPC is consolidated by PBFX. PBFX records net income attributable to noncontrolling interest for the 50% equity interest

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For the purposes of the consolidated PBF Energy financial statements, PBF Holding's equity income in investee and PBFX's net income attributable to noncontrolling interest eliminate in consolidation. As the acquisition of PBFX's 50% interest in TVPC was completed in the third quarter of 2016, there was no impact on comparative 2015 disclosures.

(2)
The Refining segment includes capital expenditures of $2,659 for the working capital settlement related to the acquisition of the Chalmette refinery that was finalized in the first quarter of 2016 and $971,932 for the acquisition of the Torrance refinery in the third quarter of 2016. The Logistics segment includes $98,373 for the PBFX Plains Asset Purchase that was completed in the second quarter of 2016.

(3)
The Logistics segment includes 100% of the assets of TVPC as TVPC is consolidated by PBFX. PBFX records a noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records an equity investment in TVPC reflecting its noncontrolling ownership interest. For the purposes of the consolidated PBF Energy financial statements, PBFX's noncontrolling interest in TVPC and PBF Holding's equity investment in TVPC eliminate in consolidation. As the acquisition of PBFX's 50% interest in TVPC was completed in the third quarter of 2016, there was no impact on comparative 2015 disclosures.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

17. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2016	2015	2016	2015
Numerator for basic net income per Class A common share - net income attributable to PBF Energy	$42,111	$42,799	$116,253	$265,930
Denominator for basic net income per Class A common share - weighted average shares	97,825,357	85,845,583	97,823,708	85,401,028
Basic net income attributable to PBF Energy per Class A common share	$0.43	$0.50	$1.19	$3.11

Diluted Earnings Per Share:
Numerator:
Net income attributable to PBF Energy	$42,111	$42,799	$116,253	$265,930
Plus: Net income attributable to noncontrolling interest (1)	3,797	3,315	10,755	24,536
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(1,504)	(1,333)	(4,259)	(9,863)
Numerator for diluted net income per Class A common share - net income attributable to PBF Energy (1)	$44,404	$44,781	$122,749	$280,603

Denominator(1):
Denominator for basic net income per Class A common share-weighted average shares	97,825,357	85,845,583	97,823,708	85,401,028
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	4,966,632	5,130,392	4,956,853	5,693,991
Common stock equivalents (2)	343,810	520,308	430,356	462,352
Denominator for diluted net income per common share-adjusted weighted average shares	103,135,799	91,496,283	103,210,917	91,557,371
Diluted net income attributable to PBF Energy per Class A common share	$0.43	$0.49	$1.19	$3.06
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 39.6% statutory tax rate for both the three and nine months ended September 30, 2016 and 40.2% statutory tax rate for both the three and nine months ended September 30, 2015) attributable to the converted units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents excludes the effects of options to purchase 5,161,125 and 4,364,250 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2016, respectively. Common stock equivalents excludes the effects of options to purchase 1,789,500 and 2,867,000 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2015, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. SUBSEQUENT EVENTS
Catalyst Leases
On October 18, 2016, the Company entered into two precious metals leases covering the platinum and palladium catalyst used at its Delaware City refinery. Each lease has a term of three years and will replace two existing precious metals leases that expired on October 21, 2016. The platinum catalyst lease has a fixed interest rate of 1.95% per annum (360 day basis) and annual lease payments of $210. The palladium catalyst lease has a fixed interest rate of 2.05% per annum (360 day basis) and annual lease payments of $30.
On November 4, 2016, the Company entered into a new precious metals lease covering the platinum catalyst used at its Chalmette refinery.  The Chalmette catalyst lease has a term of three years, a fixed interest rate of 2.20% per annum (360 day basis), and quarterly lease payments of $43.
Dividend Declared
On October 28, 2016, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 22, 2016 to Class A common stockholders of record at the close of business on November 8, 2016.
PBFX Distributions
On October 28, 2016, the Board of Directors of PBF GP announced a distribution of $0.44 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on November 22, 2016 to PBFX unit holders of record at the close of business on November 8, 2016.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of September 30, 2016, we own and operate five domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015 and 2016. As of September 30, 2016, our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics.
Our five refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, New Orleans, Louisiana and Torrance, California. Our Mid-Continent refinery at Toledo processes light, sweet crude, and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate (“WTI”) based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality can be a beneficial component to the profitability of our East Coast refining system in certain crude pricing environments. The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products. The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The Torrance refinery provides the Company with a broader more diversified asset base and increases the Company's combined crude oil throughput capacity to approximately 900,000 bpd. The Torrance refinery also provides the Company with a presence in the attractive PADD 5 market.
As of September 30, 2016, we owned 97,825,148 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 4,971,116 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately

95.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 4.8% of the voting power in us.
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition further increased the Company's total throughput capacity to approximately 900,000 bpd.
In addition to refining assets, the Torrance Acquisition includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 189-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.
The purchase price for the assets was $521.4 million, plus working capital of $450.6 million. The purchase price and fair value allocation may be subject to adjustment pending completion of the final valuation which was in process as of September 30, 2016. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand, including proceeds from our October 2015 Equity Offering, and borrowings under our Revolving Loan.
TVPC Contribution Agreement
On August 31, 2016, PBFX entered into a contribution agreement (the "TVPC Contribution Agreement") between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the 189-mile San Joaquin Valley Pipeline system, including the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations (collectively, the “Torrance Valley Pipeline”). The total consideration paid to PBF LLC was $175.0 million, which was funded by PBFX with $20.0 million of cash on hand, $76.2 million in proceeds from the sale of marketable securities, and $78.8 million in net proceeds from the PBFX August 2016 Equity Offering. PBFX borrowed an additional $76.2 million under its Revolving Credit Facility, which was used to repay $76.2 million of its Term Loan in order to release $76.2 million in marketable securities that had collateralized the Term Loan.
PBFX Operating Company LP ("PBFX Op Co"), PBFX’s wholly-owned subsidiary, serves as TVPC's managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. PBFX is also considered to be the primary beneficiary for accounting purposes, and as a result fully consolidates the net assets and results of operations of TVPC with the 50% of TVPC it does not own recorded as noncontrolling interests and net income attributable to noncontrolling interests. The TVPC noncontrolling interest at PBFX eliminates in consolidation at the PBF Energy level.

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
The total cash consideration for the Plains Asset Purchase was approximately $100.0 million, less a preliminary estimate for working capital, which is subject to final valuation and settlement of working capital. The transaction was financed by PBFX with $98.3 million in proceeds from the sale of marketable securities. PBFX borrowed an additional $98.5 million under the PBFX Revolving Credit Facility, which were used to repay $98.3 million of the PBFX Term Loan in order to release $98.3 million in marketable securities that had collateralized the PBFX Term Loan.
2016 PBFX Equity Offerings
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, and on September 14, 2016, an additional 375,000 units were subsequently purchased pursuant to the over-allotment option, for total net proceeds of $86.7 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the “2016 PBFX Equity Offerings”). As a result of the 2016 PBFX Equity Offerings, as of September 30, 2016, PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX's IDRs, with the remaining 55.8% limited partner interest owned by public common unit holders.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, Inc., 100% of the ownership interests of Chalmette Refining, L.L.C (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.
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

Initial Public Offering of PBFX and Subsequent Drop-Down Transactions
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the underwriters' over-allotment option. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transactions with PBFX and PBFX completed the acquisition of the East Coast Terminals.
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. PBFX’s assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the East Coast Terminals and TVPC. Apart from the East Coast Terminals, PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil and refined products. These transactions are eliminated by PBF Energy in consolidation.
During 2014, PBFX acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery and the Toledo Storage Facility, a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility.
On May 14, 2015, PBFX acquired from PBF LLC all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”).
On August 31, 2016, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline.
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
As noted in "Note 3 - Acquisitions", the Company drew down under its Revolving Loan to partially fund the Torrance Acquisition.
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
PBFX Debt Facilities
On May 12, 2015, PBFX entered into an Indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX (“PBF Logistics Finance,” and together with PBFX, the “Issuers”), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “PBFX Senior Notes”). PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350.0 million aggregate PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering. As discussed in "Note 2- PBF Logistics LP", during 2016 PBFX drew down on its revolving credit facility to fund the PBFX Plains Asset Purchase and the acquisition of TVPC.
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
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
Crude Oil Acquisition Agreements
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.

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
As of September 30, 2016, we currently own 97,825,148 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others beneficially own 4,971,116 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.2% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.8% of the voting power in us.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering and PBFX's acquisition of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment. From the period between the closing of the Torrance Acquisition on July 1, 2016 and its acquisition by PBFX on August 31, 2016, the assets of TVPC were operated within our Torrance refinery and did not generate any third party revenue. We did not analyze our results by individual segments as, apart from the East Coast Terminals, our Logistics segment did not have any third party revenue and substantially all of its operating results eliminate in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$4,513,204	$3,217,640	$11,171,856	$9,763,440
Cost of sales, excluding depreciation	3,862,580	2,822,444	9,524,119	8,319,404
	650,624	395,196	1,647,737	1,444,036
Operating expenses, excluding depreciation	412,699	203,860	989,296	635,948
General and administrative expenses	44,020	51,078	124,975	126,347
Loss (gain) on sale of assets	8,159	(142)	11,381	(1,133)
Depreciation and amortization expense	56,036	48,133	163,029	144,401
Income from operations	129,710	92,267	359,056	538,473
Change in tax receivable agreement liability	(3,143)	(2,215)	(3,143)	(2,215)
Change in fair value of catalyst leases	77	4,994	(4,556)	8,982
Interest expense, net	(38,527)	(28,026)	(111,994)	(77,094)
Income before income taxes	88,117	67,020	239,363	468,146
Income tax expense	31,673	11,525	85,607	151,072
Net income	56,444	55,495	153,756	317,074
Less: net income attributable to noncontrolling interests	14,333	12,696	37,503	51,144
Net income attributable to PBF Energy Inc.	$42,111	$42,799	$116,253	$265,930

Gross margin	$195,242	$150,815	$524,041	$686,401

Gross refining margin (1)	$604,355	$359,231	$1,529,582	$1,349,017

Net income available to Class A common stock per share:
Basic	$0.43	$0.50	$1.19	$3.11
Diluted	$0.43	$0.49	$1.19	$3.06

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Key Operating Information
Production (bpd in thousands)	799.1	473.2	717.6	473.4
Crude oil and feedstocks throughput (bpd in thousands)	786.3	475.4	711.8	478.1
Total crude oil and feedstocks throughput (millions of barrels)	72.3	43.7	195.1	130.5
Gross margin per barrel of throughput	$2.70	$3.45	$2.69	$5.26
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.92	$12.97	$6.20	$10.95
Refinery operating expenses, excluding depreciation, per barrel of throughput	$5.59	$4.57	$4.98	$4.79

Crude and feedstocks (% of total throughput) (2) :
Heavy crude	34%	9%	23%	12%
Medium crude	32%	54%	38%	50%
Light crude	23%	26%	28%	27%
Other feedstocks and blends	11%	11%	11%	11%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	51%	48%	49%	47%
Distillates and distillate blendstocks	31%	34%	31%	35%
Lubes	1%	1%	1%	2%
Chemicals	3%	3%	4%	3%
Other	14%	14%	15%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$45.90	$50.36	$42.05	$55.54
West Texas Intermediate (WTI) crude oil	$44.88	$46.45	$41.41	$50.93
Light Louisiana Sweet (LLS) crude oil	$46.52	$50.20	$43.20	$55.32
Alaska North Slope (ANS) crude oil	$44.65	$51.52	$41.58	$55.39
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.94	$17.60	$13.18	$17.75
WTI (Chicago) 4-3-1	$13.64	$24.03	$13.07	$20.09
LLS (Gulf Coast) 2-1-1	$11.51	$16.55	$10.35	$15.99
ANS (West Coast) 4-3-1	$15.61	$32.59	$17.22	$28.06
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.02	$3.91	$0.64	$4.61
Dated Brent less Maya (heavy, sour)	$6.87	$7.60	$7.57	$8.12
Dated Brent less WTS (sour)	$2.50	$2.29	$1.48	$4.14
Dated Brent less ASCI (sour)	$4.14	$5.08	$4.02	$4.43
WTI less WCS (heavy, sour)	$13.28	$14.52	$12.15	$11.58
WTI less Bakken (light, sweet)	$1.41	$3.26	$1.13	$3.49
WTI less Syncrude (light, sweet)	$(0.95)	$1.02	$(2.67)	$(1.19)
WTI less ANS (light, sweet)	$0.23	$(5.07)	$(0.17)	$(4.46)
Natural gas (dollars per MMBTU)	$2.79	$2.73	$2.35	$2.76
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Overview— Net income was $56.4 million for the three months ended September 30, 2016 compared to net income of $55.5 million for the three months ended September 30, 2015. Net income attributable to PBF Energy was $42.1 million, or $0.43 per diluted share, for the three months ended September 30, 2016 ($0.43 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.16) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $42.8 million, or $0.49 per diluted share, for the three months ended September 30, 2015 ($0.49 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.87 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 95.2% and 94.4% for the three months ended September 30, 2016 and 2015, respectively.
Our results for the three months ended September 30, 2016 were positively impacted by a non-cash special item consisting of a pre-tax inventory lower of cost or market (“LCM”) adjustment of approximately $104.0 million or $62.8 million net of tax. Our results for the three months ended September 30, 2015 were negatively impacted by a pre-tax inventory LCM adjustment of approximately $208.3 million or $124.6 million net of tax. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by lower crack spreads, unfavorable movements in certain crude differentials, increased costs to comply with the Renewable

Fuel Standard and higher interest costs, offset by a positive earnings contribution from the Chalmette and Torrance refineries.
Revenues— Revenues totaled $4.5 billion for the three months ended September 30, 2016 compared to $3.2 billion for the three months ended September 30, 2015, an increase of approximately $1.3 billion, or 40.3%. Revenues per barrel were $62.39 and $73.56 for the three months ended September 30, 2016 and 2015, respectively, a decrease of 15.2% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,900 bpd, 165,300 bpd, 165,600 bpd and 139,500 bpd, respectively. For the three months ended September 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 301,800 bpd and 173,600 bpd, respectively. The throughput rates at our East Coast refineries in 2016 compared to 2015 increased for the periods presented as a result of unplanned downtime in August 2015 and a planned turnaround in September 2015 at our Delaware City refinery. The decrease in throughput at our Mid-Continent refinery is due to higher run rates in the third quarter of 2015 in response to more favorable crack spreads at our Toledo refinery, which ran at more normalized levels in the third quarter of 2016. Our Gulf Coast and West Coast refineries were not acquired until the fourth quarter of 2015 and the third quarter of 2016, respectively. For the three months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 345,800 bpd, 177,200 bpd, 209,300 bpd and 177,100 bpd, respectively. For the three months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 355,400 bpd and 179,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $195.2 million, or $2.70 per barrel of throughput, for the three months ended September 30, 2016 compared to $150.8 million, or $3.45 per barrel of throughput, for the three months ended September 30, 2015, an increase of $44.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $604.4 million, or $8.36 per barrel of throughput ($500.4 million or $6.92 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2016 compared to $359.2 million, or $8.21 per barrel of throughput ($567.5 million or $12.97 per barrel of throughput excluding the impact of special items) for the three months ended September 30, 2015, an increase of approximately $245.1 million or a decrease of approximately $67.1 million excluding special items. Excluding the impact of special items, gross margin and gross refining margin decreased primarily due to lower crack spreads as above-average refined product inventory levels continued to weigh on margins, unfavorable movements in certain crude differentials, and increased costs to comply with the Renewable Fuel Standard, partially offset by positive margin contributions from the Chalmette and Torrance refineries acquired in the fourth quarter of 2015 and third quarter of 2016, respectively. Costs to comply with our obligation under the Renewable Fuel Standard ("RFS") were $55.4 million in total for the three months ended September 30, 2016 (excluding our Gulf Coast and West Coast refineries, whose costs to comply with RFS totaled $39.3 million for the three months ended September 30, 2016) compared to $36.1 million for the three months ended September 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $104.0 million on a net basis resulting from the change in crude oil and refined product prices from the end of the second quarter of 2016 to the end of the third quarter of 2016 which, in addition to remaining below historical costs, increased since the prior quarter. The non-cash LCM adjustment decreased gross margin and gross refining margin by approximately $208.3 million in the three months ended September 30, 2015.
Average industry refining margins in the Mid-Continent were weaker during the three months ended September 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $13.64 per barrel or 43.2% lower in the three months ended September 30, 2016 as compared to $24.03 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential. Additionally, those margins were negatively impacted by a declining WTI/Syncrude differential, which averaged a premium of $0.95 per barrel during the three months ended September 30, 2016 as compared to a discount of $1.02 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.94 per barrel, or 26.5% lower in the three months ended September 30, 2016 as compared to $17.60 per barrel in the same period in 2015. The Dated Brent/WTI differential was $2.89 lower in the three months ended September 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $1.85 per barrel less favorable in the three months ended September 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $412.7 million for the three months ended September 30, 2016 compared to $203.9 million for the three months ended September 30, 2015, an increase of $208.8 million, or 102.4%. Of the total $412.7 million of operating expenses for the three months ended September 30, 2016, $404.0 million or $5.59 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $8.7 million related to expenses incurred by the Logistics segment ($3.8 million of operating expenses for the three months ended September 30, 2015 related to the Logistics segment). The increase in operating expenses was mainly attributable to the operating costs of the Chalmette and Torrance refineries and related logistics assets acquired in November 2015 and July 2016, respectively, which totaled approximately $88.0 million and $127.1 million, respectively, for the quarter, partially offset by lower maintenance, energy and utility expenses. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets.
General and Administrative Expenses— General and administrative expenses totaled $44.0 million for the three months ended September 30, 2016 compared to $51.1 million for the three months ended September 30, 2015, a decrease of approximately $7.1 million or 13.9%. The decrease in general and administrative expenses for the three months ended September 30, 2016 over the same period of 2015 primarily relates to reduced employee related expenses of $16.0 million mainly due to lower incentive compensation expenses, partially offset by $2.8 million in additional outside services to support our refineries, an increase of $3.7 million in acquisition related costs, a one-time charge of $2.5 million related to an executive retirement, higher expenses at PBFX of $1.4 million primarily attributable to the East Coast Terminals, and $0.9 million in additional expense related to the change in the tax receivable agreement liability. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $8.2 million on the sale of assets for the three months ended September 30, 2016 relating to the sale of non-refining assets in the third quarter of 2016 as compared to a gain of $0.1 million for the three months ended September 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $56.0 million for the three months ended September 30, 2016 compared to $48.1 million for the three months ended September 30, 2015, an increase of $7.9 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette Acquisition, the Plains Asset Purchase and the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2015.
Change in Tax Receivable Agreement Liability— Change in the tax receivable agreement liability for the three months ended September 30, 2016 represented a loss of $3.1 million as compared to a loss of $2.2 million for the same period in 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $0.1 million for the three months ended September 30, 2016 compared to a gain of $5.0 million for the three months ended September 30, 2015. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $38.5 million for the three months ended September 30, 2016 compared to $28.0 million for the three months ended September 30, 2015, an increase of approximately $10.5 million. This increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Secured Notes in November 2015 and the drawdown on our Revolving Loan to partially fund the Torrance Acquisition in July 2016. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax apart from the income tax attributable to certain subsidiaries of PBF Holding or its subsidiaries that are treated as C-Corporations for income tax purposes. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC's amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 95.2% and 94.4%, on a weighted-average basis for the three months ended September 30, 2016 and 2015, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2016 and 2015 was 43.1% and 21.2%, respectively, reflecting tax adjustments for discrete items and the impact of tax return to income tax provision adjustments.
Noncontrolling Interest— As a result of our initial public offering ("IPO") and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party interest holder of Chalmette Refining's subsidiaries. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2016 and 2015 was approximately 4.8% and 5.6%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Overview— Net income was $153.8 million for the nine months ended September 30, 2016 compared to net income of $317.1 million for the nine months ended September 30, 2015. Net income attributable to PBF Energy was $116.3 million, or $1.19 per diluted share, for the nine months ended September 30, 2016 ($1.19 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or a net loss of $0.67 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $265.9 million, or $3.06 per diluted share, for the nine months ended September 30, 2015 ($3.06 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $3.61 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 95.2% and 93.7% for the nine months ended September 30, 2016 and 2015, respectively.
Our results for the nine months ended September 30, 2016 were positively impacted by a non-cash special item consisting of a pre-tax LCM adjustment of approximately $320.8 million or $193.8 million net of tax. Our results for the nine months ended September 30, 2015 were negatively impacted by a pre-tax LCM adjustment of approximately $81.1 million, or $48.5 million net of tax. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, increased costs to comply with the RFS, and increased interest costs partially offset by positive earnings contributions from the Chalmette and Torrance refineries and higher throughput in the Mid-Continent. Throughput volumes in the Mid-Continent were impacted by unplanned downtime in the second quarter of 2015.
Revenues— Revenues totaled $11.2 billion for the nine months ended September 30, 2016 compared to $9.8 billion for the nine months ended September 30, 2015, an increase of approximately $1.4 billion, or 14.4%. Revenues per barrel were $57.28 and $74.80 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of 23.4% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 327,900 bpd, 165,700 bpd 171,300 bpd and 139,600 bpd, respectively. For the nine months ended September 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,400 bpd and 152,700 bpd, respectively. The slight increase in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to the planned and unplanned downtime at our Delaware City refinery in 2015, partially offset by weather-related unplanned downtime at our Delaware City refinery in the first quarter of 2016. The increase in throughput rates at our Mid-Continent refinery in 2016 is due to unplanned downtime in the second quarter of 2015. Our Gulf Coast and West Coast refineries were not acquired until the fourth quarter of 2015 and third quarter of 2016, respectively. For the nine months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 366,000 bpd, 175,700 bpd, 209,000 bpd and 177,100 bpd, respectively. For the nine months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 363,400 bpd and 163,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $524.0 million, or $2.69 per barrel of throughput, for the nine months ended September 30, 2016 compared to $686.4 million, or $5.26 per barrel of throughput, for the nine months ended September 30, 2015, a decrease of $162.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,529.6 million, or $7.85 per barrel of throughput ($1,208.7 million or $6.20 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2016 compared to $1,349.0 million, or $10.33 per barrel of throughput ($1,430.2 million or $10.95 per barrel of throughput excluding the impact of special items) for the nine months ended September 30, 2015, an increase of approximately $180.6 million or a decrease of $221.5 million excluding special items. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials, lower crack spreads as persistent above-average refined product inventory levels weighed on margins, and increased costs to comply with the RFS, partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette and Torrance refineries acquired in the fourth quarter of 2015 and third quarter of 2016, respectively. Costs to comply with our obligation under the RFS totaled $170.9 million for the nine months ended September 30, 2016 (excluding our

Gulf Coast and West Coast refineries, whose costs to comply with RFS totaled $81.0 million for the nine months ended September 30, 2016) compared to $108.9 million for the nine months ended September 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $320.8 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2015 to the end of the third quarter of 2016 which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment decreased gross margin and gross refining margin by approximately $81.1 million in the third quarter of 2015.
Average industry refining margins in the Mid-Continent were weaker during the nine months ended September 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was $13.07 per barrel, or 34.9% lower, in the nine months ended September 30, 2016 as compared to $20.09 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and an adverse WTI/Syncrude differential, which averaged a premium of $2.67 per barrel during the nine months ended September 30, 2016 as compared to a premium of $1.19 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was $13.18 per barrel, which was approximately 25.7% lower in the nine months ended September 30, 2016, as compared to $17.75 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $3.97 and $0.55 lower, respectively, in the nine months ended September 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $2.36 per barrel less favorable in the nine months ended September 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $989.3 million for the nine months ended September 30, 2016 compared to $635.9 million for the nine months ended September 30, 2015, an increase of $353.4 million, or 55.6%. Of the total $989.3 million of operating expenses for the nine months ended September 30, 2016, $972.2 million or $4.98 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $17.1 million related to expenses incurred by the Logistics segment ($10.4 million of operating expenses for the nine months ended September 30, 2015 related to the Logistics segment). The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette and Torrance refineries and related logistics assets which totaled approximately $248.0 million and $127.1 million, respectively. Total operating expenses for the nine months ended September 30, 2016, excluding our Chalmette and Torrance refineries, increased slightly but were largely offset by lower energy costs, mainly due to lower natural gas prices. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets, which were higher primarily due to the PBFX Plains Asset Purchase in 2016.
General and Administrative Expenses— General and administrative expenses totaled $125.0 million for the nine months ended September 30, 2016 compared to $126.3 million for the nine months ended September 30, 2015, a decrease of approximately $1.3 million or 1.1%. The decrease in general and administrative expenses for the nine months ended September 30, 2016 over the same period of 2015 primarily relates to reduced employee related expenses of $27.3 million mainly due to lower incentive compensation expenses, partially offset by $10.1 million in additional outside services to support our refineries, including the Torrance refinery, an increase of $15.3 million in acquisition related costs for the period, as well as increased expenses of $4.1 million at PBFX, primarily as a result of the PBFX Plains Asset Purchase. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $11.4 million on sale of assets for the nine months ended September 30, 2016 relating to the sale of non-refining assets as compared to a gain of $1.1 million for the nine months ended September 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $163.0 million for the nine months ended September 30, 2016 compared to $144.4 million for the nine months ended September 30, 2015, an increase of $18.6 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette and Torrance Acquisitions and the PBFX Plains Asset Purchase and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter 2015.
Change in Tax Receivable Agreement Liability— Change in the tax receivable agreement liability for the nine months ended September 30, 2016 represented a loss of $3.1 million as compared to a loss of $2.2 million for the same period in 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $4.6 million for the nine months ended September 30, 2016 compared to a gain of $9.0 million for the nine months ended September 30, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $112.0 million for the nine months ended September 30, 2016 compared to $77.1 million for the nine months ended September 30, 2015, an increase of approximately $34.9 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Senior Notes in May 2015, the 2023 Senior Secured Notes in November 2015 and the drawdown under our Revolving Loan to partially fund the Torrance Acquisition in July 2016, partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax apart from the income tax attributable to certain subsidiaries of PBF Holding or its subsidiaries that are treated as C-Corporations for income tax purposes. However, the members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC's amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 95.2% and 93.7%, on a weighted-average basis for the nine months ended September 30, 2016 and 2015, respectively. PBF Energy's condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the nine months ended September 30, 2016 and 2015 was 42.5% and 36.2%, respectively, reflecting tax adjustments for discrete items and the impact of tax return to income tax provision adjustments..
Noncontrolling Interest— As a result of our IPO and the related reorganization transactions, PBF Energy became the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the nine months ended September 30, 2016 and 2015 was approximately 4.8% and 6.3%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted net income excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM adjustment and changes in the tax receivable agreement liability. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Changes in the tax receivable agreement liability reflect charges or benefits attributable to changes in our obligation under the tax receivable agreement due to factors out of our control such as changes in tax rates. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

2.
Income Taxes. Prior to PBF Energy's IPO, we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy's IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Fully-Converted tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to PBF Energy Inc.	$42,111	$42,799	$116,253	$265,930
Add: Net income attributable to the noncontrolling interest (1)	3,797	3,315	10,755	24,536
Less: Income tax (expense) benefit (2)	(1,504)	(1,333)	(4,259)	(9,863)
Adjusted fully-converted net income	$44,404	$44,781	$122,749	$280,603
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(103,990)	208,313	(320,833)	81,147
Add: Change in tax receivable agreement liability (3)	3,143	2,215	3,143	2,215
Less: Recomputed income taxes on special items (3)	39,935	(84,632)	125,805	(33,512)
Adjusted fully-converted net income (loss) excluding special items	$(16,508)	$170,677	$(69,136)	$330,453

Diluted weighted-average shares outstanding of PBF Energy Inc. (4)	103,135,799	91,496,283	103,210,917	91,557,371
Conversion of PBF LLC Series A Units (5)	—	—	—	—
Adjusted fully-converted shares outstanding-diluted	103,135,799	91,496,283	103,210,917	91,557,371

Diluted net income per share	$0.43	$0.49	$1.19	$3.06
Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$0.43	$0.49	$1.19	$3.06
Adjusted fully-converted net (loss) income excluding special items (per fully exchanged, fully diluted shares outstanding)	$(0.16)	$1.87	$(0.67)	$3.61
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

(3)
During the three months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax benefit of $104.0 million, reflecting the change in the lower of cost or market inventory reserve from $900.5 million at June 30, 2016 to $796.5 million at September 30, 2016. During the nine months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax benefit of $320.8 million, reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $796.5 million at September 30, 2016.

During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax charge of $208.3 million, reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a pre-tax charge of $81.1 million, reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015.

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

The Company also recorded pre-tax adjustments related to the change in the tax receivable agreement liability of $3.1 million for the three and nine months ended September 30, 2016, respectively. The Company recorded pre-tax adjustments related to the change in the tax receivable agreement liability of $2.2 million for the three and nine months ended September 30, 2015, respectively. Income taxes related to the change in the tax receivable agreement liability were recalculated using the Company's statutory corporate tax rate of approximately 39.6% and 40.2%, respectively, for the 2016 and 2015 periods presented.

(4)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three and nine months ended September 30, 2016 and September 30, 2015, respectively. Common stock equivalents exclude the effects of options to purchase 5,161,125 and 4,364,250 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2016, respectively. Common Stock equivalents, excludes the effects of options to purchase 1,789,500 and 2,867,000 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2015, respectively.

(5)
Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units and common stock equivalents as described in (1) above if not included in the diluted weighted-average shares outstanding calculated in (4) above.

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

	Three Months Ended September 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$195,242	$2.70	$150,815	$3.45
Less: Revenues of PBFX	(48,433)	(0.67)	(37,082)	(0.85)
Add: Affiliate cost of sales of PBFX	2,164	0.03	1,118	0.03
Add: Refinery operating expenses	404,045	5.59	200,014	4.57
Add: Refinery depreciation expense	51,337	0.71	44,366	1.01
Gross refining margin	$604,355	$8.36	$359,231	$8.21
Special items:
Add: Non-cash LCM inventory adjustment (1)	(103,990)	(1.44)	208,313	4.76
Gross refining margin excluding special items	$500,365	$6.92	$567,544	$12.97
——————————
(1) During the three months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $104.0 million reflecting the change in the lower of cost or market inventory reserve from $900.5 million at June 30, 2016 to $796.5 million at September 30, 2016. During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Nine Months Ended September 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$524,041	$2.69	$686,401	$5.26
Less: Revenues of PBFX	(125,641)	(0.64)	(101,413)	(0.78)
Add: Affiliate cost of sales of PBFX	7,486	0.04	6,394	0.05
Add: Refinery operating expenses	972,223	4.98	625,542	4.79
Add: Refinery depreciation expense	151,473	0.78	132,093	1.01
Gross refining margin	$1,529,582	$7.85	$1,349,017	$10.33
Special items:
Add: Non-cash LCM inventory adjustment (1)	(320,833)	(1.65)	81,147	0.62
Gross refining margin excluding special items	$1,208,749	$6.20	$1,430,164	$10.95
——————————
(1) During the nine months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $320.8 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $796.5 million at September 30, 2016. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, changes in the liability for tax receivable agreement due to factors out of our control such as changes in tax rates and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA and Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Reconciliation of net income to EBITDA:
Net income	$56,444	$55,495	$153,756	$317,074
Add: Depreciation and amortization expense	56,036	48,133	163,029	144,401
Add: Interest expense, net	38,527	28,026	111,994	77,094
Add: Income tax expense	31,673	11,525	85,607	151,072
EBITDA	$182,680	$143,179	$514,386	$689,641
Special Items:
Add: Non-cash LCM inventory adjustment (1)	$(103,990)	$208,313	$(320,833)	$81,147
Add: Change in tax receivable agreement liability	3,143	2,215	3,143	2,215
EBITDA excluding special items	$81,833	$353,707	$196,696	$773,003

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$182,680	$143,179	$514,386	$689,641
Add: Stock based compensation	3,622	3,363	16,331	8,757
Add: Change in tax receivable agreement liability	3,143	2,215	3,143	2,215
Add: Non-cash change in fair value of catalyst lease obligations	(77)	(4,994)	4,556	(8,982)
Add: Non-cash LCM inventory adjustment (1)	(103,990)	208,313	(320,833)	81,147
Adjusted EBITDA	$85,378	$352,076	$217,583	$772,778

(1) During the three months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $104.0 million reflecting the change in the lower of cost or market inventory reserve from $900.5 million at June 30, 2016 to $796.5 million at September 30, 2016. During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015.

During the nine months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $320.8 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $796.5 million at September 30, 2016. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net pre-tax impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. On July 1, 2016, we closed the Torrance Acquisition with a combination of cash on hand including proceeds from our October 2015 Equity Offering and borrowings under our Revolving Loan. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2016 with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $388.2 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $240.4 million for the nine months ended September 30, 2015. Our operating cash flows for the nine months ended September 30, 2016 included our net income of $153.8 million, depreciation and amortization of $170.9 million, deferred income taxes of $194.4 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $29.3 million, pension and other post retirement benefits costs of $25.9 million, equity-based compensation of $16.3 million, change in the fair value of our catalyst lease of $4.6 million, changes in the tax receivable agreement liability of $3.1 million and a loss on sale of assets of $11.4 million, partially offset by a net non-cash benefit of $320.8 million relating to a LCM inventory adjustment. In addition, net changes in working capital reflected sources of cash of $99.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the nine months ended September 30, 2015 included our net income of $317.1 million, depreciation and amortization of $151.5 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $53.4 million, deferred income taxes of $27.3 million, pension and other post retirement benefits costs of $19.3 million, net non-cash benefit of $81.1 million relating to a LCM inventory adjustment, equity-based compensation of $8.8 million and a $2.2 million change in tax receivable agreement liability, partially offset by a change in the fair value of our catalyst lease of $9.0 million and gain on sale of assets of $1.1 million. In addition, net changes in working capital reflected uses of cash of $410.2 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,247.0 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $166.9 million for the nine months ended September 30, 2015. The net cash flows used in investing activities for the nine months ended September 30, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $194.6 million, expenditures for refinery turnarounds of $138.9 million, expenditures for other assets of $27.7 million, cash consideration of $98.4 million used to fund the PBFX Plains Assets Purchase, and a final net working capital settlement of $2.7 million associated with the the acquisition of the Chalmette refinery, partially offset by $174.3 million of net maturities of marketable securities and $13.0 million of proceeds from sale of assets. Net cash used in investing activities for the nine months ended September 30, 2015 was comprised of capital expenditures totaling $288.9 million, expenditures for refinery turnarounds of $39.7 million and expenditures for other assets of $7.3 million, partially offset by $168.3 million in proceeds from the sale of railcars and $0.7 million of net maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $539.8 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $1.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net cash provided by financing activities consisted of proceeds from the Revolving Loan of $550.0 million, net proceeds from the PBFX Revolving Credit Facility of $144.7 million, net proceeds from issuance of PBFX common units of $138.3 million and proceeds from a catalyst lease of $7.9 million, partially offset by distributions and dividends of $115.1 million, repayment of the PBFX Term Loan of $174.5 million and repayments of the Rail Facility of $11.5 million. For the nine months ended September 30, 2015, net cash provided by financing activities consisted primarily of proceeds from the issuance of the PBFX Senior Notes of $350.0 million and net proceeds from the Rail Facility of $30.1 million, partially offset by $251.3 million of net repayments of PBFX revolver and term loan borrowings, distributions and dividends of $109.6 million, purchases of our Class A common stock of $8.1 million and $9.6 million for deferred financing and other costs.
Liquidity
As of September 30, 2016, PBF Energy's total liquidity was approximately $866.2 million, compared to total liquidity of approximately $1,544.1 million as of December 31, 2015. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan. As of September 30, 2016 and December 31, 2015, PBFX had approximately $187.2 million and $298.5 million, respectively, of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
In addition, PBF Energy had borrowing capacity of $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars as of December 31, 2015. As noted in "Factors Affecting Comparability Between Periods", on July 15, 2016, the Rail Facility was amended to, among other things, reduce the commitment to the amount outstanding. Therefore, as of September 30, 2016, PBF Energy did not have any borrowing capacity remaining under the Rail Facility.
Working Capital
Working capital for PBF Energy at September 30, 2016 was $1,499.3 million, consisting of $3,547.0 million in total current assets and $2,047.7 million in total current liabilities. Working capital at December 31, 2015 was $1,526.5 million, consisting of $3,022.0 million in total current assets and $1,495.5 million in total current liabilities.
Capital Spending
Net capital spending was $1,421.2 million for the nine months ended September 30, 2016, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries, the Torrance Acquisition, the PBFX Plains Asset Purchase and the final working capital settlement associated with the Chalmette Acquisition. We currently expect to spend an aggregate of approximately between $500.0 to $525.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds.
On July 1, 2016 we acquired the Torrance refinery and related logistic assets. The purchase price for the Torrance Acquisition was $521.4 million in cash, plus working capital of $450.6 million, the final valuation of which was still in process as of September 30, 2016. The transaction was financed through a combination of cash on hand including proceeds from our October 2015 Equity Offering and borrowings under the Company's existing Revolving Loan.
Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our Class A common stock (the “Repurchase Program”). On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. On September 26, 2016, the Company's Board of Directors approved a two year extension to the Repurchase Program. As a result to the extension, the Repurchase Program will expire on September 30, 2018. No repurchases of the Company's Class A common stock were made during the three months ended September 30, 2016. From the inception of the Repurchase Program through September 30, 2016, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock under the Repurchase Program for $150.8 million through open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.
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
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At September 30, 2016, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $359.3 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2016, other than outstanding letters of credit in the amount of approximately $483.1 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of September 30, 2016, we have recognized a liability for the tax receivable agreement of $664.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock that occurred prior to that date, and to range over the next five years from approximately $37.5 million to $56.6 million per year and decline thereafter. We expect that we will make a payment under the tax receivable agreement in the fourth quarter of 2016 in the amount of $50.8 million which is reflected on our balance sheet as the current portion of this liability. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $22.64 per share (the closing price on September 30, 2016) and that LIBOR were to be 1.85%, we estimate as of September 30, 2016 that the aggregate amount of these accelerated payments would have been approximately $596.7 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy's ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries' ability to make distributions for the benefit of PBF LLC's members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy's subsidiaries' ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2016, PBF LLC made aggregate non-tax quarterly distributions of $0.90 per unit to its members, of which $88.0 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $88.0 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 8, 2016, May 31, 2016 and August 23, 2016.
On October 28, 2016, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 22, 2016 to Class A common stockholders of record at the close of business on November 8, 2016. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of September 30, 2016, PBF Energy had $760.2 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $519.4 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of September 30, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, their ability to continue to comply with their debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.7 million per quarter or $50.8 million per year, based on the current number of common and subordinated units outstanding. During the nine months ended September 30, 2016, PBFX made quarterly cash distributions totaling $48.0 million of which $25.5 million was distributed to PBF LLC and the balance was distributed to its public unit holders.
On October 28, 2016, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.44 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on November 22, 2016 to PBFX common and subordinated unit holders of record at the close of business on November 8, 2016.
As of September 30, 2016, PBFX had $3.6 million outstanding letters of credit and $187.2 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $44.3 million to fund its operations, if necessary. Accordingly, as of September 30, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At September 30, 2016 and December 31, 2015, we had gross open commodity derivative contracts representing 31.4 million barrels and 44.2 million barrels, respectively, with an unrealized net gain of $4.8 million and $46.1 million, respectively. The open commodity derivative contracts as of September 30, 2016 expire at various times during 2016 and 2017.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.3 million barrels and 26.8 million barrels at September 30, 2016 and December 31, 2015, respectively. The average cost of our hydrocarbon inventories was approximately $79.04 and $83.55 per barrel on a LIFO basis at September 30, 2016 and December 31, 2015, respectively, excluding the net impact of LCM adjustments of approximately $796.5 million and $1,117.3 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 66.4 million MMBTUs of natural gas amongst our five refineries as of September 30, 2016. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $66.4 million.
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
The PBFX Revolving Credit Facility and the PBFX Term Loan which bear interest at a variable rate and expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $3.5 million change in our interest expense, assuming we were to borrow all $360.0 million available under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $59.7 million.
In addition, the Rail Facility bears interest at a variable rate and exposes us to interest rate risk. As noted in "Factors Affecting Comparability Between Periods", on July 15, 2016, the Rail Facility was amended to, among other things, reduce the commitment to the amount outstanding and as of September 30, 2016, PBF Energy did not have any borrowing capacity remaining under the Rail Facility. Therefore, a 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $0.6 million change in our interest expense, based on the $56.0 million outstanding balance at September 30, 2016.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, PBF Energy's principal executive officer and the principal financial officer have concluded that PBF Energy's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition, or November 1, 2016. Chalmette Refining accounts for 5% of the Company's total assets and 23% of total revenues of the Company as of and for the quarter ended September 30, 2016.
On July 1, 2016, we completed the acquisition of Torrance Refining. We are in the process of integrating Torrance Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Torrance Refining. We expect the integration of Torrance Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition, or July 1, 2017. Torrance Refining accounts for approximately 5% of the Company's total assets and approximately 21% of total revenues of the Company as of and for the quarter ended September 30, 2016.
Management has not identified any other changes in PBF Energy's internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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
The Company acquired the Torrance Refinery effective as of July 1, 2016 and, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for (i) a Notice of Violation issued on March 12, 2015 by the Southern California Air Quality Management District (“SCAQMD”) relating to self-reported Title V deviations for the Torrance Refinery for compliance year 2012, (ii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2013, (iii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2014 and (iv) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2015. No settlement or penalty demand have been received to date with respect to these Notices. It is possible that SCAQMD will assess penalties in these matters in excess of $100,000 but any such amount is not expected to be material to the Company, individually or in the aggregate.
On September 2, 2011, prior to the Company’s ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs’ claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solitarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial, which appeal is pending. There is no stay pending appeal. The potential class members have not been identified as the parties are negotiating a claims process for claims such as home cleaning, vehicle cleaning, and alleged personal injury. The claims process would also include a class notice to identify potential class members. Depending upon the ultimate class size and the nature of the claims, the outcome may have an adverse material effect on the Company's financial condition, or cash flows.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. In late 2015, the Environmental Protection Agency (“EPA”) initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, the

Company’s subsidiaries, PBF Holding Company LLC, Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of these subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The Company is in process of identifying the affected RINs. The Company also intends to seek indemnification from the counterparty who sold the affected RINs, including any penalty assessed by the EPA. It is expected that the Company's subsidiaries and the EPA will enter an Administrative Settlement Agreement to resolve these matters. The Company does not expect the potentially invalid RINs to have a material effect on the Company’s financial condition, results of operations or cash flows.
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
In addition, in certain states multiple legislative and regulatory measures to address greenhouse gas and other emissisons are in various phases of consideration or implementation. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, Assembly Bill 32 requires the state to reduce its GHG emissions to 1990 levels by 2020. Additionally, in September 2016, the state of California enacted Senate Bill 32 which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the Low Carbon Fuel Standard (“LCFS”). In 2012, the California Air Resource Board (“CARB”) implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended September 30, 2016, no PBF LLC Series A Units were exchanged for shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
Share Repurchase Program
On August 19, 2014, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Class A common stock (as amended from time to time, the "Repurchase Program"). In addition, on October 29, 2014, the Company's Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. On September 26, 2016, the Company's Board of Directors approved a two year extension to the existing Repurchase Program. As a result of the extension, the Repurchase Program will expire on September 30, 2018.These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
There were no repurchases of the Company's Class A Common Stock during the third quarter of 2016. For the period of time from the inception of the Repurchase Program through September 30, 2016, the Company purchased 6,050,717 shares for $150.8 million. As of September 30, 2016, the Company had $149.2 million remaining authorization under the Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

4.1*	Third Supplemental Indenture, dated as of July 29, 2016, by and among PBF Holding Company LLC, the Guarantors named on the signature page thereto and Wilmington Trust, National Association.

4.2*
First Supplemental Indenture, dated as of July 29, 2016, among PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas.

10.1* (1)	Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan

10.2
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.3
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.4
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.5
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.6
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.7
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.8
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.9*	Second Amendment to Loan Agreement dated as of July 15, 2016, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank

10.10*	Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent

10.11*
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent

10.12*
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent

10.13*
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent

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

PBF Energy Inc.

Date	November 4, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

4.1*	Third Supplemental Indenture, dated as of July 29, 2016, by and among PBF Holding Company LLC, the Guarantors named on the signature page thereto and Wilmington Trust, National Association.

4.2*
First Supplemental Indenture, dated as of July 29, 2016, among PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas.

10.1* (1)	Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan

10.2
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.3
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.4
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.5
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.6
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.7
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.8
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.9*	Second Amendment to Loan Agreement dated as of July 15, 2016, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank

10.10*	Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent

10.11*
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent

10.12*
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent

10.13*
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent

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