Form 10-K
period 2016-12-31
PBF Energy Inc.
filed 2017-02-24
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2016 was $2,326,301,876 based upon the New York Stock Exchange Composite Transaction closing price.
As of February 22, 2017, PBF Energy Inc. had outstanding 109,283,665 shares of Class A common stock and 28 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2016. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF ENERGY INC.

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC ("PBF LLC"). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 96.5% of the outstanding economic interests in, PBF LLC as of December 31, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business.

PART I
This Annual Report on Form 10-K is filed by PBF Energy. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding Company LLC ("PBF Holding"), PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or "TRC"), Paulsboro Refining Company LLC (“Paulsboro Refining” or "PRC"), Delaware City Refining Company LLC (“Delaware City Refining” or "DCR"), Chalmette Refining, L.L.C. ("Chalmette Refining"), PBF Western Region LLC ("PBF Western Region"), Torrance Refining Company LLC ("Torrance Refining"), Torrance Logistics Company LLC ("Torrance Logistics"), PBF Logistics GP LLC ("PBF GP") and PBF Logistics LP ("PBFX").
In this Annual Report on Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources, under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 to the extent such statements relate to the operations of an entity that is not a limited liability company or a partnership. You should read our forward-looking statements together with our disclosures under the heading: “Cautionary Statement for the Purpose of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report on Form 10-K under “Risk Factors” in Item 1A.

ITEM. 1 BUSINESS
Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2016, we own and operate five domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015 and 2016. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics.
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
On December 19, 2016, we completed a public offering of an aggregate of 10,000,000 shares of Class A common stock for net proceeds of $274.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses (the "December 2016 Equity Offering").
As of December 31, 2016, we held 109,204,047 PBF LLC Series C Units and our current and former executive officers and directors and certain employees held 3,920,902 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 96.5% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 3.5% of the voting power in us.

Refining
Our five refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, New Orleans, Louisiana and Torrance, California. Each of these refineries is briefly described in the table below:

Refinery	Region	Nelson Complexity	Throughput Capacity (in barrels per day)	PADD	Crude Processed (1)	Source (1)
Delaware City	East Coast	11.3	190,000	1	medium and heavy sour crude	water, rail
Paulsboro	East Coast	13.2	180,000	1	medium and heavy sour crude	water, rail
Toledo	Mid-Continent	9.2	170,000	2	light, sweet crude	pipeline, truck, rail
Chalmette	Gulf Coast	12.7	189,000	3	light and heavy crude	water, pipeline
Torrance	West Coast	14.9	155,000	5	heavy and medium crude	pipeline, water, truck
________
(1) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
On July 1, 2016, we closed our acquisition of the Torrance refinery and related logistics assets (the “Torrance Acquisition”). The Torrance refinery is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets.
In addition to refining assets, the Torrance Acquisition included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 189-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, the transaction included several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.
Logistics
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storing and transferring of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries.
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86.7 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the “2016 PBFX Equity Offerings”).

As of December 31, 2016, PBF LLC held a 44.2% limited partner interest (consisting of 2,572,944 common units and 15,886,553 subordinated units) in PBFX, with the remaining 55.8% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights ("IDRs") and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
On April 29, 2016, PBFX's wholly-owned subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of the assets of four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. The East Coast Terminals include a total of 57 product tanks with a total shell capacity of approximately 4.2 million barrels, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, 26 truck loading lanes and marine facilities capable of handling barges and ships (collectively, the "PBFX Plains Asset Purchase"). With the Plains Asset Purchase, PBFX increased its total shell capacity to over 8.1 million barrels. This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base.
On August 31, 2016, PBFX entered into a contribution agreement (the "TVPC Contribution Agreement") between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of the Torrance Valley Pipeline Company LLC ("TVPC"), whose assets consist of the 189-mile San Joaquin Valley Pipeline system, including the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations (collectively, the “Torrance Valley Pipeline”).
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
Contribution Agreement
On February 15, 2017, PBF LLC entered into a contribution agreement with PBFX pursuant to which PBF LLC has agreed to contribute to PBFX all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC. The transaction is expected to close on February 28, 2017.
Storage Services Agreement
On February 15, 2017, PBF Holding and PBFX’s wholly-owned subsidiary, PBFX Operating Company ("PBFX Op Co") entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which PBFX, through PBFX Op Co, will provide storage services to PBF Holding upon the earlier of November 1, 2017 and the completion of construction of a new tank at our Chalmette refinery. PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank will be located and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank.

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

The diagram below depicts our organizational structure as of December 31, 2016:

Management
Public Stockholders
Shares of Class B common stock
• Voting rights only
• One vote to each PBF LLC Series A unit held by such holder
• 3.5% of voting power in PBF Energy Inc.
Class A common stock
• 96.5% of voting power in PBF Energy
• 100% of economic interests in PBF Energy
PBF LLC Series A Units
• Represents 3.5% of the total economic interest of PBF LLC
• Not publicly traded
• No voting rights
• Economic rights only
• Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc. (NYSE: PBF) (PBF Energy)
Sole Managing Member and PBF LLC Series C units
• Represents 96.5% of the total economic interest of PBF LLC
• Number of PBF LLC Series C Units held equals number of shares of our Class A common stock outstanding
• 100% management power in PBF LLC
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
Non-economic general partner interest
44.2% limited partner interest
Public Common Unitholders
55.8% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
Operating Subsidiaries
PBFX Revolving Credit Facility
PBFX Term Loan
6.875% PBFX Senior Notes due 2023
PBF Holding Company LLC (PBF Holding)
Revolving Loan
8.25% Senior Secured Notes due 2020
7.00% Senior Secured Notes due 2023
Refining and Other Operating Subsidiaries
Rail Term Loan
Catalyst Leases

Operating Segments
The Company operates in two reportable business segments: Refining and Logistics. The Company’s five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates logistics assets such as crude oil and refined products terminaling, pipeline and storage assets. Certain of PBFX's assets were previously operated and owned by various subsidiaries of PBF Holding and were acquired by PBFX in a series of transactions during 2016, 2015 and 2014. PBFX is reported in the Logistics segment. A substantial majority of PBFX's revenues are derived from long-term fee based agreements with PBF Holding and its subsidiaries and these intersegment related revenues are eliminated in consolidation. See "Note 21 - Segment Information" of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for detailed information on our operating results by business segment.
Refining Segment
We own and operate five refineries providing geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations.
Delaware City Refinery
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are transported, via pipes, to an extensive tank farm where they are stored until processing. In addition, there is a 15-lane, 50,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products, which were transferred to PBFX in conjunction with its acquisition of the Delaware City Products Pipeline and Truck Rack (as defined in "Note 3 - PBF Logistics LP") in May 2015.
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
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd fluid catalytic cracking unit ("FCC unit"), 47,000 bpd fluid coking unit ("FCU") and 18,000 bpd hydrocracking unit with vacuum distillation. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer.
The following table approximates the Delaware City refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	190,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	160,000
Hydrocracking Unit	18,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	11,000
Polymerization Unit	16,000
Fluid Coking Unit	47,000
Feedstocks and Supply Arrangements. We purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements. Prior to 2016, we had a crude and feedstock supply agreement with Statoil pursuant to which we directed Statoil to purchase waterborne crude and other feedstocks for Delaware City and Statoil purchased these products on the spot market or through term agreements. Accordingly, Statoil entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil arranged transportation and insurance for these waterborne deliveries of crude and feedstock supply and we paid Statoil a per barrel fee for their procurement and logistics services.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement with J. Aron ("Inventory Intermediation Agreement") to support the operations of the Delaware City refinery. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased certain of the finished and intermediate products (collectively the “Products”) located at the refinery upon termination of a previous product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks. On May 29, 2015, we entered into amended and restated inventory intermediation agreements for both the Delaware City and Paulsboro refineries (the "A&R Intermediation Agreements") with J. Aron pursuant to which certain terms of the existing Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015 subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses upon six months' advance notice by mutual consent of both parties. The A&R Intermediation Agreements have not been renewed and are scheduled to expire July 1, 2017. If we are unable to negotiate and extension with J. Aron or enter into an alternative intermediation agreement, we will have to repurchase the inventories outstanding under the A&R Intermediation Agreement at that time.
Tankage Capacity. The Delaware City refinery has total storage capacity of approximately 10.0 million barrels. Of the total, approximately 3.6 million barrels of storage capacity are dedicated to crude oil and other feedstock storage with the remaining approximately 6.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 65,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Delaware City refinery has a 280 MW power plant located on-site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo-generators with combined nameplate capacity of approximately

140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers, two heat recovery steam generators on the gas turbines, and is supplemented by secondary boilers at the FCC and Coker.
Paulsboro Refinery
Overview. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being Delaware City. The Paulsboro refinery primarily processes a variety of medium and heavy, sour crude oils but can run light, sweet crude oils as well.
The following table approximates the Paulsboro refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	168,000
Vacuum Distillation Units	83,000
Fluid Catalytic Cracking Unit	55,000
Hydrotreating Units	141,000
Catalytic Reforming Unit	32,000
Alkylation Unit	11,000
Lube Oil Processing Unit	12,000
Delayed Coking Unit	27,000
Propane Deasphalting Unit	11,000
Feedstocks and Supply Arrangements. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased under this contract is priced off ASCI.
Refined Product Yield and Distribution. The Paulsboro refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures Group I base oils or lubricants and asphalt. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements under which we sell approximately 35% of our Paulsboro refinery's gasoline production.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the previous product offtake agreement. Pursuant to the Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks. On May 29, 2015, the Company and J. Aron amended the Inventory Intermediation Agreement pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015 subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses upon six months' advance notice by mutual consent of both parties. The A&R Intermediation Agreements have not been renewed and are scheduled to expire July 1, 2017. If we are unable to negotiate and extension with J. Aron or enter into an alternative intermediation agreement, we will have to repurchase the inventories outstanding under the A&R Intermediation Agreement at that time.

Tankage Capacity. The Paulsboro refinery has total storage capacity of approximately 7.5 million barrels. Of the total, approximately 2.1 million barrels are dedicated to crude oil storage with the remaining 5.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Paulsboro refinery consumes approximately 30,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery is virtually self-sufficient for its electrical power requirements. The refinery supplies approximately 90% of its 63 MW load through a combination of four generators with a nameplate capacity of 78 MW, in addition to a 30 MW gas turbine generator and two 15 MW steam turbine generators located at the Paulsboro utility plant. In the event that Paulsboro requires additional electricity to operate the refinery, supplemental power is available through a local utility. Paulsboro is connected to the grid via three separate 69 KV aerial feeders and has the ability to run entirely on imported power. Steam is primarily produced by three boilers, each with continuous rated capacity of 300,000-lb/hr at 900-psi. In addition, Paulsboro has a heat recovery steam generator and a number of waste heat boilers throughout the refinery that supplement the steam generation capacity. Paulsboro’s current hydrogen needs are met by the hydrogen supply from the reformer. In addition, the refinery employs a standalone steam methane reformer that is capable of producing 10 MMSCFD of 99% pure hydrogen. This ancillary hydrogen plant is utilized as a back-up source of hydrogen for the refinery’s process units.
Toledo Refinery
Overview. Toledo primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Capline from the south and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.
The following table approximates the Toledo refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	170,000
Fluid Catalytic Cracking Unit	79,000
Hydrotreating Units	95,000
Hydrocracking Unit	45,000
Catalytic Reforming Units	45,000
Alkylation Unit	10,000
Polymerization Unit	7,000
UDEX Unit	16,300
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Toledo. Prior to July 31, 2014, we had a crude oil acquisition agreement with a third party that expired on July 31, 2014.
Refined Product Yield and Distribution. Toledo produces finished products including gasoline and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer. Toledo is connected, via pipelines, to an extensive distribution network throughout Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania and West Virginia. The finished products are transported on pipelines owned by Sunoco Logistics Partners L.P. and Buckeye Partners. In addition, we have proprietary connections to a variety of smaller pipelines and spurs that help us optimize our clean products distribution. A significant portion of Toledo’s gasoline and ULSD are distributed through the approximately 36 terminals in this network.
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement had a three year term, subject to certain early termination rights. In March 2014, the agreement was renewed and extended for another three year term. We expect that the agreement will be renewed and extended for another two year term in March 2017. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was transferred to PBFX in conjunction with its acquisition of the Toledo Storage Facility (as defined in "Note 3 - PBF Logistics LP") in December 2014.
Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 20,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Toledo refinery purchases its electricity from the PJM grid and has a long-term contract to purchase hydrogen and steam from a local third party supplier. In addition to the third party steam supplier, Toledo consumes a portion of the steam that is generated by its various process units.
Chalmette Refinery
Acquisition. On November 1, 2015, we acquired from ExxonMobil Oil Corporation ("ExxonMobil"), Mobil Pipe Line Company and PDV Chalmette, L.L.C., the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus inventory and final working capital of $246.0 million.
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil though its 189,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition were a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	189,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	158,000
Delayed Coker	29,000
Catalytic Reforming Unit	22,000
Alkylation Unit	15,000
Feedstocks and Supply Arrangements. In connection with the Chalmette Acquisition on November 1, 2015, we entered into a crude supply arrangement with PDVSA that has a ten year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. Additionally, we obtain crude and feedstocks from other sources through connections to the CAM and MOEM Pipelines as well as ship docks and truck racks.

Refined Product Yield and Distribution. The Chalmette refinery primarily processes a variety of light and heavy crude oils. The Chalmette refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures high-value petrochemicals including benzene and xylene. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of their clean products are delivered to customers via pipelines. Our ownership of the Collins Pipeline and T&M Terminal provides Chalmette with strategic access to Southeast and East Coast markets through third party logistics. We have an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchases approximately 50% of the 14,000 barrel per day capacity. This agreement had an initial term of one year from the date of the Chalmette Acquisition continuing thereafter subject to the right of either party to cancel with six months' written notice. As of December 31, 2016, no notice of cancellation had been given by either party.
Tankage Capacity. Chalmette has a total tankage capacity of approximately 7.5 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 5.4 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 30,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from third party suppliers.
Torrance Refinery
Acquisition. On July 1, 2016, we acquired from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition"). Subsequent to the closing of the Torrance Acquisition, Torrance Refining and Torrance Logistics are indirect wholly-owned subsidiaries of PBF Holding. The aggregate purchase price for the Torrance Acquisition was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million.
Overview. The Torrance refinery is located on 750 acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery. It is capable of processing both heavy and medium crude oil though its crude unit and downstream units. In addition to refining assets, the Torrance Acquisition included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport.
The following table approximates the Torrance refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	156,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	88,000
Hydrotreating Units	151,000
Hydrocracking Unit	23,000
Alkylation Unit	27,000
Delayed Coker	53,000

Feedstocks and Supply Arrangements. The Torrance refinery primarily processes a variety of medium and heavy crude oils. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. This crude supply agreement has a five year term with an automatic renewal feature unless either party gives thirty-six months prior written notice. Additionally, we obtain crude and feedstocks from other sources through connections to third party pipelines as well as ship docks and truck racks.
Refined Product Yield and Distribution. The Torrance refinery predominantly produces gasoline, jet fuel and diesel fuels. Products produced at the Torrance refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of clean products are delivered to customers via pipelines. We have an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchases approximately 50% of our gasoline production. This offtake agreement has an initial term of three years from the date of the Torrance Acquisition at which time it will automatically renew for another three year term unless either party gives six months' written notice of its intent to terminate the agreement.
Tankage Capacity. Torrance has a total tankage capacity of approximately 8.6 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 6.5 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Torrance refinery consumes approximately 42,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Torrance refinery generates some power internally using a combination of steam and gas turbines and purchases any additional needed power from the local utility. The Torrance refinery has a long-term contract to purchase hydrogen and steam from a third party supplier.
Logistics Segment
We formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's operations are aggregated into the Logistics segment. PBFX engages in the receiving, handling, storing and transferring of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries. A substantial majority of PBFX's revenues are generated from agreements it has with PBF Holding and its subsidiaries for such services. Following the PBFX Plains Asset Purchase in April 2016, PBFX has begun to generate third party revenue. Intersegment related revenues are eliminated in consolidation by PBF Energy.
As of December 31, 2016, PBFX's assets consist of the following:

•	The DCR Rail Terminal - A 130,000 bpd light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Energy’s Delaware City and Paulsboro refineries.

•	The DCR West Rack - A 40,000 bpd heavy crude oil unloading rack which commenced operations in August 2014 and serves PBF Energy’s Delaware City refinery.

•	The Toledo Truck Terminal - A truck terminal comprised of six lease automatic custody transfer (“LACT”) units, with unloading capacity of 22,500 bpd.

•
The Toledo Storage Facility - A storage facility which services PBF Energy's Toledo refinery and consists of 30 tanks for storing crude oil, refined products and intermediates with aggregate capacity of 3.9 million barrels as well as a propane storage and unloading facility consisting of 27 propane storage bullets and a truck loading facility with a throughput capacity of 11,000 bpd.

•	Delaware City Products Pipeline and Truck Rack - The Delaware City Products Pipeline consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with an excess of 125,000 bpd of capacity located at PBF Energy's Delaware City refinery. The Delaware City Truck Rack consists of a 15-lane, 50,000 bpd capacity truck loading rack utilized to distribute gasoline and distillates.

•
East Coast Terminals - The East Coast Terminals include a total of 57 product tanks with a total shell capacity of approximately 4.2 million barrels, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, 26 truck loading lanes and marine facilities capable of handling barges and ships.

•
Torrance Valley Pipeline - PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the 189-mile San Joaquin Valley Pipeline system, which include the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations.

Transactions with PBFX
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
Effective December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC ("Toledo Terminaling"), whose assets consist of a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), for total consideration of $150.0 million consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 620,935 common units (the "Toledo Storage Facility Acquisition").
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
On August 31, 2016, PBFX entered into a contribution agreement (the "TVPC Contribution Agreement") between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the San Joaquin Valley Pipeline system (which was acquired as a part of the Torrance Acquisition). The total consideration paid to PBF LLC was $175.0 million, which was funded by PBFX with $20.0 million of cash on hand, $76.2 million in proceeds from the sale of marketable securities, and $78.8 million in net proceeds from the PBFX August 2016 Equity Offering.
In connection with the foregoing transactions, PBF Holding entered into commercial agreements with PBFX entities for the provision of services which require minimum monthly throughput volumes. Subsequent to the transactions described above, as of December 31, 2016, PBF LLC holds a 44.2% limited partner interest in PBFX consisting of 2,572,944 common units and 15,886,553 subordinated units. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2016, 2015 and 2014, gasoline and distillates accounted for 88.0%, 88.0% and 86.0% of our revenues, respectively.

Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2016, 2015 and 2014, no single customer accounted for 10% or more of our revenues, respectively. As of December 31, 2016, no single customer accounted for 10% or more of our total trade accounts receivable. ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
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
Competition
The refining business is very competitive. We compete directly with various other refining companies on the East, Gulf and West Coasts and in the Mid-Continent, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of industrial, commercial and individual consumers. Some of our competitors have expanded the capacity of their refineries and internationally new refineries are coming on line which could also affect our competitive position.
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
The refining industry is highly competitive with respect to feedstock supply. Unlike certain of our competitors that have access to proprietary controlled sources of crude oil production available for use at their own refineries, we obtain all of our crude oil and substantially all other feedstocks from unaffiliated sources. The availability and cost of crude oil is affected by global supply and demand. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe, however, that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.
Corporate Offices
We currently lease approximately 58,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2019. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
We lease approximately 4,000 square feet for our regional corporate office in Long Beach, California. The lease for our Long Beach office expires in 2021. Functions performed in the Long Beach office include overall regional corporate management, planning and strategy, commercial operations, logistics, contract administration, marketing and governmental affairs functions.
Employees
As of December 31, 2016, we had approximately 3,165 employees. At Paulsboro, 287 of our 461 employees are covered by a collective bargaining agreement. In addition, 1,267 of our 2,272 employees at Delaware City, Toledo, Chalmette and Torrance are covered by a collective bargaining agreement. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. At Delaware City, Toledo, Chalmette and Torrance, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers ("USW"). The agreements with the USW covering Delaware City, Chalmette and Torrance are scheduled to expire in January 2019; the agreement with the USW covering Toledo is scheduled to expire in February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers ("IOW") under a contract scheduled to expire in March 2019.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 24, 2017:

Name	Age (as of December 31, 2016)	Position
Thomas J. Nimbley	65	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	43	President
Erik Young	39	Senior Vice President, Chief Financial Officer
Jeffrey Dill	55	President, Western Region
Thomas L. O'Connor	44	Senior Vice President, Commercial
Herman Seedorf	65	Senior Vice President of Refining
Paul Davis	54	Senior Vice President, Western Region Commercial Operations
Trecia Canty	47	Senior Vice President, General Counsel
Thomas J. Nimbley has served as our Chief Executive Officer since June 2010 and on our Board of Directors since October 2014. He has served as the Chairman of our Board since July 2016. He was our Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries, including Chairman of the Board of PBF GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company ("Phillips") and subsequently Senior Vice President and head of Refining for ConocoPhillips ("ConocoPhillips") domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation ("Tosco") in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew C. Lucey has served as our President since January 2015 and was our Executive Vice President from April 2014 to December 2014. Mr. Lucey served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Mr. Lucey is also a director of certain of our subsidiaries, including PBF GP. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Erik Young has served as our Senior Vice President and Chief Financial Officer since April 2014 after joining us in December 2010 as Director, Strategic Planning where he was responsible for both corporate development and capital markets initiatives. Mr. Young is also a director of certain of our subsidiaries, including PBF GP. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Jeffrey Dill has served as our President, PBF Energy Western Region LLC since September 2015 and was our Senior Vice President, General Counsel and Secretary for more than five years prior thereto. Mr. Dill is also a director of certain of our subsidiaries. Previously he served as Senior Vice President, General Counsel and Secretary for Maxum Petroleum, Inc., a national marketer and logistics company for petroleum products and Vice President, General Counsel and Secretary at Neurogen Corporation, a drug discovery and development company, from March 2006 to December 2007. Mr. Dill has close to 20 years' experience providing business and legal support to refining, transportation and marketing organizations in the petroleum industry, including positions at Premcor Inc. ("Premcor"), ConocoPhillips, Tosco and Unocal Corporation.
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
Trecia Canty has served as our Senior Vice President, General Counsel and Secretary since September 2015. In her role, Ms. Canty is responsible for the Legal Department and Contracts Administration. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led the Company's commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of our subsidiaries. Prior to joining the Company, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton.

Environmental, Health and Safety Matters
Our refineries, pipelines and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities. Permits are also required under these laws for the operation of our refineries, pipelines and related operations and these permits are subject to revocation, modification and renewal. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of operations and capital requirements. We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits.
Our operations and many of the products we manufacture are subject to certain specific requirements of the Clean Air Act (the "CAA") and related state and local regulations. The CAA contains provisions that require capital expenditures for the installation of certain air pollution control devices at our refineries. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - where 500 PPM sulfur is required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the Clean Air Act. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January of 2017. The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The standards set by the new rule are not expected to have a material impact on our financial position, results of operations or cash flows.
The EPA published the final 2014-2016 standards under the Renewable Fuels Standard ("RFS") late in 2015. The EPA proposed the 2017 standards in May of 2016 and issued final 2017 RFS standards in November 2016, in line with the deadline for issuing such standards. The final standards for 2017 are in fact slightly more aggressive than were originally proposed in May of 2016. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in 2017. The final 2017 cellulosic standard is at approximately 135% of the 2016 standard and the renewable fuel industry was only on pace to make approximately 75% of the lower 2016 standard. It is quite likely that cellulosic RIN production will be lower than needed forcing obligated parties to purchase cellulosic “waiver credits” to comply in 2017 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total renewable RIN requirements were raised slightly (by 7% and 3% respectively) above the original proposed level in May 2016. Analysts had been expecting that the EPA might, in fact, lower these standards. Production of advanced RINs has been well below what is needed for compliance in 2016. Obligated parties will likely be relying on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2017. While the total renewable RIN production was adequate for 2016 needs, the new 2017 standard will put obligated parties up against the E10 blendwall leaving little flexibility. Compliance in 2017 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. Industry organizations pointed out these issues with the May 2016 proposal to the EPA in commenting on the proposed standards. The EPA decided to ignore these arguments and raised the requirements in support of renewable fuel producers. We are currently evaluating the final standards, including any possible changes to the program following a new presidential administration, and they may have a material impact on our cost of compliance with RFS 2.
On December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies ("MACT") for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. We are currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.
As a result of the Torrance Acquisition, we are subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 ("AB 32"). AB 32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB 32 is implemented through two market mechanisms including the Low Carbon Fuel Standard ("LCFS") and Cap and Trade. We are responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 ("SB 32") which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. We expect to recover the majority of these costs from its customers, and as such does not expect this obligation to materially impact our financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB 32 or SB 32 regulations or we are unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations, and liquidity.
We are subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the RFS. In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, PBF Holding and its subsidiaries Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The invalid RINs have been retired and we do not expect any settlement with the EPA to resolve this matter to be material.
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
Our operations are also subject to the federal Clean Water Act (the "CWA"), the federal Safe Drinking Water Act (the "SDWA") and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in strict conformance with permits, such as pre-treatment permits and discharge permits, issued by federal, state and local governmental agencies. Federal waste-water discharge permits and analogous state waste-water discharge permits are issued for fixed terms and must be renewed.
We generate wastes that may be subject to the federal Resource Conservation and Recovery Act (the "RCRA") and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.
The EPA published a Final Rule to the CWA Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available ("BTA") as soon as possible, but gives state agencies the discretion to establish implementation time lines. We continue to evaluate the impact of this regulation, and at this time do not anticipate it having a material impact on our financial position, results of operations or cash flows.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully below, certain of our sites are subject to these laws and we may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
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
In connection with each of our acquisitions, we assumed certain environmental remediation obligations. The more significant of these are discussed below.
In connection with the Paulsboro refinery acquisition, we assumed certain environmental remediation obligations. The environmental liability of $10.8 million recorded as of December 31, 2016 ($10.4 million as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8.0%. As of December 31, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20.0 million and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) ("Sunoco") remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.

In connection with the acquisition of the Chalmette refinery, we obtained $3.9 million in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of 30 years. Further, in connection with the acquisition of the Chalmette refinery, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery.
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $0.25 million per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2.2 million recorded as of December 31, 2016 represents the present value of expected future costs discounted at a rate of 1.83%.
As of November 1, 2015, we acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the "Order") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, the EPA notified the Chalmette refinery of its intent to bring an enforcement action on two (2) findings from the audit. No settlement or penalty demand has been received to date. It is possible that the EPA will assess penalties in these matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information but no penalties have been assessed at this time. On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups and the board has 60 days to hold a public hearing and render a final decision.
On February 3, 2011, the EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have recently engaged in discussions regarding a potential settlement. It is possible that EPA will assess penalties in these matters in excess of $0.1 million but any such amount is not expected to be material to the us, individually or in the aggregate.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities totaling $142.5 million as of December 31, 2016, related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflects the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery. Specifically, we assumed responsibility for (i) a Notice of Violation ("NOV") issued on March 12, 2015 by the Southern California Air Quality Management District ("SCAQMD") relating to self-

reported Title V deviations for the Torrance Refinery for compliance year 2012, (ii) a NOV issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2013, (iii) a NOV issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2014 and (iv) a NOV issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2015. On September 6, 2016, a NOV was issued to the Torrance refinery by the SCAQMD for the July 11, 2016 FCCU shutdown and startup. The NOV alleges that the facility operated equipment while it bypassed associated air pollution control equipment in violation of our facility permit to operate. Opacity from FCCU 2F-7 exceeded 40 percent on July 11, 2016 and July 14, 2016, aggregate over 3 minutes in one continuous hour. In addition, on October 13, 2016, a NOV was issued by the SCAQMD for an alleged nuisance created from flaring associated with the October 11, 2016 Southern California Edison power disruption. On January 4, 2017, a NOV was also issued for an alleged discharge of air contaminants from Tank 1340x113 that caused a nuisance to a considerable number of persons or to the public. On January 13, 2017, a NOV was issued by the City of Torrance for allegedly failing to report a release or threatened release of hazardous material. On January 7, 2017, the Torrance refinery allegedly experienced a third release (January 3, January 4 and January 7) in a week of untreated Naphtha gas due to the generation of higher capacity from the Coker Unit. No settlement or penalty demand have been received to date with respect to these notices. It is possible that SCAQMD and/or the City of Torrance will assess penalties in these matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
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

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“AB 32” refers to the greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32.
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
“CAA” refers to the Clean Air Act.
“CAM Pipeline” or "CAM Connection Pipeline" refers to the Clovelly-Alliance-Meraux pipeline in Louisiana.
“CAPP” refers to the Canadian Association of Petroleum Producers.
"CARB" refers to the California Air Resources Board; gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.
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
“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 2-1-1 crack spread, which is a general industry standard utilized by our Delaware City, Paulsboro and Chalmette refineries that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of heating oil or ULSD and (b) the 4-3-1 crack spread, which is a benchmark utilized by our Toledo and Torrance refineries that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce three barrels of gasoline and one-half barrel of jet fuel and one-half barrel of ULSD.
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
“FASB” refers to the Financial Accounting Standards Board which develops GAAP.
“FCC” refers to fluid catalytic cracking.
“FCU” refers to fluid coking unit.
“FERC” refers to the Federal Energy Regulatory Commission.
“GAAP” refers to U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
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
“IDR" refers to Incentive Distribution Rights.
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
"MOEM Pipeline" refers to a pipeline that originates at a terminal in Empire, Louisiana approximately 30 miles north of the mouth of the Mississippi River. The MOEM Pipeline is 14 inches in diameter, 54 miles long and transports crude from South Louisiana to the Chalmette refinery and transports Heavy Louisiana Sweet (HLS) and South Louisiana Intermediate (SLI) crude.
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

“SEC” refers to the United States Securities and Exchange Commission.
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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of sales. For example, during the year ended December 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $521.3 million and $317.7 million, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $596.0 million at December 31, 2016.
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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette and Torrance refineries. For our Toledo refinery, historically crude prices have been slightly above the WTI benchmark, however, that premium to WTI typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differential narrows. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any further or continued narrowing of these differentials could have a material adverse effect on our business and profitability.
Additionally, governmental and regulatory actions, including recent initiatives by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the new U.S. presidential administration to advance certain energy infrastructure projects such as the Keystone XL pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
The repeal of the crude oil export ban in the United States may affect our profitability.
In December 2015, the United States Congress passed and the President signed the 2016 Omnibus Appropriations bill which included a repeal of the ban on the export of crude oil produced in the United States. The crude export ban was established by the Energy Policy and Conservation Act in 1975 to reduce reliance on foreign oil producing countries. While there are differing views on the magnitude of the impact of lifting the crude export ban on crude oil prices, most economists believe the export ban repeal will eventually lead to higher crude oil prices and narrowing Dated Brent/WTI differentials and in turn higher gasoline prices in the United States. Crude oil is our most significant input cost and there is no guaranty that increases in our crude oil costs will be offset by corresponding increases in the selling prices of our refined products. As a result, an increase in crude oil prices resulting from the repeal of the crude oil export ban may reduce our profitability.
Our recent historical earnings have been concentrated and may continue to be concentrated in the future.
Our five refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude and refined product slates, and customer demand, may cause an individual refinery to contribute more significantly to our earnings than others for a period of time. For example, our Toledo, Ohio refinery in the past has produced a substantial portion of our earnings. As a result, if there were a significant disruption to operations at this refinery, our earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to Toledo’s portion of our consolidated throughput. The Toledo refinery, or one of our other refineries, may continue to disproportionately affect our results of operations in the future. Any prolonged disruption to the operations of such refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, could have a material adverse effect on our business, results of operations or financial condition.
A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating five refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistical assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
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
Our Toledo, Chalmette and Torrance refineries receive a significant portion of their crude oil through pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM and CAM pipelines for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance refinery. Additionally, our Toledo, Chalmette and Torrance refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at Toledo, the Collins Pipeline at our Chalmette refinery and Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or casualty or other events.
The Delaware City rail unloading facilities allow our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which may provide significant cost advantages versus traditional Brent-based international crudes in certain market environments. Any disruptions or restrictions to our supply of crude by rail due to problems with third party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity allocation among shippers can become contentious in the event demand is in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil and refined products could have a further material adverse effect on our business, financial condition, results of operations and cash flows.

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Inventory Intermediation Agreements. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside of the refineries as agreed upon by both parties). On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements for both the Delaware City and Paulsboro refineries with J. Aron include one-year renewal clauses upon six months' advance notice by mutual consent of both parties. The A&R Intermediation Agreements have not been renewed and are scheduled to expire July 1, 2017. If we are unable to negotiate an extension with J. Aron or enter into an alternative intermediation agreement, we will have to repurchase the inventories outstanding under the A&R Intermediation Agreement at that time.
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
In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro and Torrance acquisitions, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition.” Our liquidity condition will affect our ability to satisfy any and all of these needs or obligations.
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
In the recent past, global financial markets and economic conditions have been, and may continue to be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and the generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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
Newer or upgraded refineries will often be more efficient than our refineries, which may put us at a competitive disadvantage. We have taken significant measures to maintain our refineries including the installation of new equipment and redesigning older equipment to improve our operations. However, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on future results of operations and financial condition. Over time, our refineries or certain refinery units may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors.
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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities and equipment, including turnarounds) could adversely affect our ability to achieve targeted internal rates of return and operating results. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

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
At Delaware City, Toledo, Chalmette and Torrance, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers ("USW"). The agreements with the USW covering Delaware City, Chalmette and Torrance are scheduled to expire in January 2019 and the agreement with the USW covering Toledo is scheduled to expire in February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers ("IOW") under a contract scheduled to expire in March 2019. Future negotiations after 2019 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
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

•	changes in commodity prices have a material impact on collateral and margin requirements under our hedging arrangements, resulting in us being subject to margin calls;

•	the counterparties to our derivative contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of our hedging strategy could have a material impact on our financial results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
In addition, these hedging activities involve basis risk. Basis risk in a hedging arrangement occurs when the price of the commodity we hedge is more or less variable than the index upon which the hedged commodity is based, thereby making the hedge less effective. For example, a NYMEX index used for hedging certain volumes of our crude oil or refined products may have more or less variability than the actual cost or price we realize for such crude oil or refined products. We may not hedge all the basis risk inherent in our hedging arrangements and derivative contracts.
Our commodity derivative activities could result in period-to-period earnings volatility.
We do not apply hedge accounting to all of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of such unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the settlement of the underlying hedged items are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.
The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress in 2010 adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has proposed rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation and related regulations may also require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The legislation may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The legislation and related regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
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
Our operations are subject to federal, state and local laws regulating, among other things, the use and/or handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment and the health and safety of the surrounding community. For example, the SCAQMD recently announced that it will consider banning the use of modified hydrofluoric acid, also known as MHF, in California. We utilize MHF in the manufacturing of gasoline at our Torrance refinery. If MHF usage is limited or restricted by the SCAQMD,our current operations would be adversely affected, which could have a material adverse affect on our business, financial condition, cash flows and results of operations. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at, contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in future litigation or other proceedings. If we were to be held responsible for damages in any litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at each of our refineries. Currently, remediation projects are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our financial condition. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”
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
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases ("GHGs"), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the "CAA"). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB 32 regulations in California). Efforts have also been undertaken to delay, limit or prohibit the EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In addition, it is currently uncertain how the new presidential administration will address GHG emissions. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, AB 32 in California requires the state to reduce its GHG emissions to 1990 levels by 2020. Additionally, in September 2016, the state of California enacted Senate Bill 32 which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the LCFS. In 2012, the California Air Resource Board ("CARB") implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase renewable fuel credits, known as “RINS,” which may have fluctuating costs. We have seen a fluctuation in the cost of RINs required for compliance with the RFS. We incurred approximately $347.5 million in RINs costs during the year ended December 31, 2016 as compared to $171.6 million and $115.7 million during the years ended December 31, 2015 and 2014, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
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
Furthermore, the new presidential administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that some of these changes could adversely affect our business. Until we know what changes are enacted, we will not know whether in total we are negatively impacted by, the changes.
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
Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. Recent regulation governing shipments of petroleum crude oil by rail requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. The DOT recently issued additional rules and regulation that require rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil, enhance safety training standards under the Rail Safety Improvement Act of 2008, require each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews and establish enhanced tank car standards and operational controls for high-hazard flammable trains. The new rules and any further changes in law, regulations or industry standards that require us to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars we use, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our, or subsequently to third party, refineries, could increase our costs, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.
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
Following the completion of the Chalmette and Torrance Acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Chalmette Acquisition we did not have any operations in the Gulf Coast and prior to the Torrance Acquisition we did not have any operations in the West Coast. This may add complexity to effectively overseeing, integrating and operating these refineries and related assets. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these acquisitions may prove to be incorrect. These acquisitions involve risks, including:

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
In connection with our recently completed Chalmette and Torrance Acquisitions, we did not have access to the type of historical financial information that we may require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our substantial indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2016, we have total debt of $2,180.7 million, excluding deferred debt issuance costs of $32.5 million, and we could incur an additional $701.8 million under our credit facilities. With the exception of the PBFX Senior Notes, substantially all of our long-term debt is secured. We may incur additional indebtedness in the future. Our strategy includes executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

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
Certain provisions of our indentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as described in the indentures governing the Senior Secured Notes and PBFX Senior Notes (both of which are defined below), holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.
Our future credit ratings could adversely affect our ability to obtain credit in the future.
Our senior secured debt is rated BBB- by Standard & Poor’s Rating Services and B1 by Moody's Investors Service. Any adverse effect on our credit rating may increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our shareholders.
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
Our PBF Holding asset based revolving credit agreement (the “Revolving Loan”), 8.25% Senior Secured Notes due 2020 issued by PBF Holding in February 2012 (the “2020 Senior Secured Notes”), 7.00% Senior Secured Notes due 2023 issued by PBF Holding in November 2015 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secured Notes, the "Senior Secured Notes") and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. PBFX’s five-year, $360.0 million senior secured revolving credit facility (the “PBFX Revolving Credit Facility”), PBFX’s three-year, $300.0 million term loan facility (the “PBFX Term Loan”) and PBFX's 6.875% Senior Notes due 2023 (the "PBFX Senior Notes") also contain covenants that limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to make distributions and other restricted payments and restrict PBFX’s ability to incur liens and enter into burdensome agreements. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets, and PBFX is subject to a similar prohibition. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to our stockholders, if any.
The rights of other members of PBF LLC may conflict the interests of our Class A common stockholders.
The interests of the other members of PBF LLC, which include former directors and officers, may not in all cases be aligned with our Class A common stockholders’ interests. For example, these members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement described below. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to our Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2017 Proxy Statement.
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
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of December 31, 2016, we have recognized a liability for the tax receivable agreement of $611.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges that occurred prior to that date, and to range over the next five years from approximately $39.6 million to $60.0 million per year and decline thereafter. Future payments by us in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be material as well. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivable agreement. The foregoing numbers are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy’s Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. For example, with respect to the amount and timing of PBF Energy’s income, if 50% or more of the capital and profits interests in PBF LLC are transferred in a taxable sale or exchange within a period of 12 consecutive months, PBF LLC will undergo, for federal income tax purposes, a “technical termination” that could affect the amount of PBF LLC’s taxable income in any year and the allocation of taxable income among the members of PBF LLC, including PBF Energy. The actual payments under the tax receivable agreement could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon any recipient’s continued ownership of us.
In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our Company.
The tax receivable agreement provides that upon certain changes of control, or if, at any time, PBF Energy elects an early termination of the tax receivable agreement, PBF Energy’s (or its successor’s) obligations with respect to exchanged or acquired PBF LLC Series A Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including (i) that PBF Energy would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and (ii) that the subsidiaries of PBF LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. Moreover, in each of these instances, we would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. Assuming that the market value of a share of our Class A common stock equals $27.88 per share (the closing price on December 31, 2016) and that LIBOR were to be 1.85%, we estimate that, as of December 31, 2016 the aggregate amount of these accelerated payments would have been approximately $551.6 million if triggered immediately on such date. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the tax receivable agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations. These provisions may deter a potential sale of our Company to a third party and may otherwise make it less likely that a third party would enter into a change of control transaction with us.
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
Although we currently intend to continue to pay quarterly cash dividends on our Class A common stock, the declaration, amount and payment of any dividends will be at the sole discretion of our board of directors. We are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing and prior owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). Our board of directors may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, including acquisitions, tax, legal, regulatory and contractual restrictions and implications, including under our subsidiaries’ outstanding debt documents, and such other factors as our board of directors may deem relevant in determining whether to declare or pay any dividend. Because PBF Energy is a holding company with no material assets (other than the equity interests of its direct subsidiary), its cash flow and ability to pay dividends is dependent upon the financial results and cash flows of its indirect subsidiaries PBF Holding and PBFX and their respective operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. The direct and indirect subsidiaries of PBF Energy are separate and distinct legal entities and have no obligation to make any funds available to it other than in the case of certain intercompany transactions. As a result, if we do not declare or pay dividends you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.
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
We depend on PBFX to receive, handle, store and transfer crude oil and petroleum products for us from our operations and sources located throughout the United States and Canada in support of certain of our refineries under long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term of approximately seven to ten years and generally include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing and transferring crude oil and petroleum products, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil and distribute products could be adversely impacted, which could adversely affect our business, financial condition and results of operations.
In addition, as of December 31, 2016, PBF LLC owns 2,572,944 common units and 15,886,553 subordinated units representing an aggregate 44.2% limited partner interest in PBFX, as well as all of the incentive distribution rights and a non-economic general partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
PBFX may not have sufficient available cash to pay any quarterly distribution on its units. Furthermore, PBFX is not required to make distributions to holders of units on a quarterly basis or otherwise, and may elect to distribute less than all of its available cash.
PBFX may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution. The amount of cash it can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of crude oil and refined products it throughputs; PBFX’s entitlement to payments associated with minimum volume commitments; the fees it charges for the volumes throughput; the level of its operating, maintenance and general and administrative costs; and prevailing economic conditions. In addition, the actual amount of cash PBFX will have available for distribution will depend on other factors, some of which are beyond its control, including: the level and timing of capital expenditures it makes; the amount of its operating expenses and general and administrative expenses, and payment of the administrative fees for services provided to it by PBF GP and its affiliate; the cost of acquisitions, if any; debt service requirements and other liabilities; fluctuations in working capital needs; PBFX’s ability to borrow funds and access capital markets; restrictions contained in the PBFX Revolving Credit Facility, the PBFX Senior Notes and the PBFX Term Loan and other debt service requirements; the amount of cash reserves established by PBF GP; and other business risks affecting cash levels.
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
All of the executive officers and a majority of the directors of PBF GP are also current or former officers of PBF Energy. Conflicts of interest could arise as a result of this arrangement.
PBF Energy indirectly owns and controls PBF GP, and appoints all of its officers and directors. All of the executive officers and a majority of the directors of PBF GP are also current or former officers or directors of PBF Energy. These individuals will devote significant time to the business of PBFX. Although the directors and officers of PBF GP have a fiduciary duty to manage PBF GP in a manner that is beneficial to PBF Energy, as directors and officers of PBF GP they also have certain duties to PBFX and its unit holders. Conflicts of interest may arise between PBF Energy and its affiliates, including PBF GP, on the one hand, and PBFX and its unit holders, on the other hand. In resolving these conflicts of interest, PBF GP may favor its own interests and the interests of PBFX over the interests of PBF Energy. In certain circumstances, PBF GP may refer any conflicts of interest or potential conflicts of interest between PBFX, on the one hand, and PBF Energy, on the other hand, to its conflicts committee (which must consist entirely of independent directors) for resolution, which conflicts committee must act in the best interests of the public unit holders of PBFX. As a result, PBF GP may manage the business of PBFX in a way that may differ from the best interests of PBF Energy or its stockholders.

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
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the "Order") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. In February 2017, Chalmette Refining and the LDEQ met to resolve the issues under the Order, including the assessment of an administrative penalty against Chalmette Refining. Although a resolution has not been finalized, the administrative penalty is anticipated to be approximately $0.7 million, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, the EPA notified the Chalmette refinery of its intent to bring an enforcement action on two (2) findings from the audit. No settlement or penalty demand has been received to date. It is possible that EPA will assess penalties in these matters in excess of $0.1 million but any such amount is not expected to be material to the Company, individually or in the aggregate.

On December 23, 2016, the Delaware City Refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. The Delaware City Refinery responded to the NOV on February 7, 2017, maintaining that no violations have occurred. Although no penalties have been assessed at this time, DNREC has reserved the right to assess penalties. On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups and the board has 60 days to hold a public hearing and render a final decision. The hearing is scheduled for February 27, 2017.
On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and EPA have recently engaged in discussions regarding a potential settlement. It is possible that EPA will assess penalties in these matters in excess of $0.1 million but any such amount is not expected to be material to the Company, individually or in the aggregate.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery (“PRC”). In settlement of the violations, the NJDEP has proposed that PRC pay a civil administrative penalty of $0.3 million, which includes $0.1 million for a supplemental environmental project. If the offer is accepted, the remaining $0.2 million shall be remitted by PRC within 30 days of receipt of the offer. This amount is not material to the Company, individually or in the aggregate.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $142.5 million as of December 31, 2016, related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflects the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for (i) a Notice of Violation issued on March 12, 2015 by the Southern California Air Quality Management District ("SCAQMD") relating to self-reported Title V deviations for the Torrance refinery for compliance year 2012, (ii) a Notice of Violation ("NOV") issued on March 10, 2016 for self-reported Title V deviations for the Torrance refinery for compliance year 2013, (iii) a NOV issued on March 10, 2016 for self-reported Title V deviations for the Torrance refinery for compliance year 2014 and (iv) a NOV issued on March 10, 2016 for self-reported Title V deviations for the Torrance refinery for compliance year 2015. On September 6, 2016, a NOV was issued to the Torrance refinery by the SCAQMD for the July 11, 2016 FCCU shutdown and startup. The NOV alleges that the facility operated equipment while it bypassed associated air pollution control equipment in violation of our facility permit to operate. Opacity from FCCU 2F-7 exceeded 40 percent on July 11, 2016 and July 14, 2016, aggregate over 3 minutes in one continuous hour. In addition, on October 13, 2016, a NOV was issued by the SCAQMD for an alleged nuisance created from flaring associated with the October 11, 2016 Southern California Edison power disruption. On January 4, 2017, a NOV was also issued for an alleged discharge of air contaminants from Tank 1340x113 that caused a nuisance to a considerable number of persons or to the public. On January 13, 2017, a NOV was issued by the City of Torrance for allegedly failing to report a release or threatened release of hazardous material. On January 7, 2017, the Torrance refinery allegedly experienced a third release (January 3, January 4 and January 7) in a week of untreated Naphtha gas due to the generation of higher capacity from the Coker Unit. No settlement or penalty demand have been received to date with respect to these Notices. It is possible that SCAQMD and/or the City of Torrance will assess penalties in these matters in excess of $0.1 million but any such amount is not expected to be material to the Company, individually or in the aggregate.

On September 2, 2011, prior to the Company’s ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solitarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial, which appeal is pending. There is no stay pending appeal. The potential class members have not been identified as the parties are negotiating a claims process for claims such as home cleaning, vehicle cleaning, and alleged personal injury. The claims process would also include a class notice to identify potential class members. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on the Company's financial condition, or cash flows.
The Company is subject to obligations to purchase RINs required to comply with the RFS. In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, PBF Holding and its subsidiaries Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The invalid RINs have been retired and we do not expect any settlement with the EPA to resolve this matter to be material.
On February 14, 2017, the plaintiff in Adam Trotter v. ExxonMobil Corp., ExxonMobil Oil Corp., ExxonMobil Refining and Supply Company, et. al., filed a civil action against the Company in the Superior Court of the State of California, County of Los Angeles, Southwest District, claiming public nuisance, battery, a violation of civil rights under 42 U.S.C. §1983, intentional infliction of emotional distress, negligence and strict liability in tort and injuries and symptoms resulting from the February 18, 2015 electrostatic precipitator ("ESP") explosion at the Torrance Refinery which was then owned and operated by Exxon. The City of Torrance and the SCAQMD are also named as defendants in the lawsuit. The Company was served with the lawsuit on February 22, 2017 and has not had an opportunity to evaluate the merits of plaintiff’s claims. To the extent that plaintiff’s claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit.

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
PBF Energy Class A common stock trades on the New York Stock Exchange under the symbol “PBF.” Our Class B common stock is not publicly traded.
As of February 22, 2017 there were 11 holders of record of our Class A common stock and 28 holders of record of our Class B common stock.
The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange for the prior two fiscal years and dividends declared on such stock for the same periods.

	Sales Prices of the Common Stock		Dividends Per Common Share
	High	Low
2016
First Quarter ended March 31, 2016	$38.27	$25.60	$0.30
Second Quarter ended June 30, 2016	$35.67	$21.87	$0.30
Third Quarter ended September 30, 2016	$24.47	$20.57	$0.30
Fourth Quarter ended December 31, 2016	$30.98	$19.47	$0.30
2015
First Quarter ended March 31, 2015	$34.56	$22.89	$0.30
Second Quarter ended June 30, 2015	$34.62	$25.58	$0.30
Third Quarter ended September 30, 2015	$36.93	$25.80	$0.30
Fourth Quarter ended December 31, 2015	$41.75	$29.70	$0.30
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
The ability of PBF Holding to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Loan, the Senior Secured Notes and other debt instruments. Subject to certain exceptions, the Revolving Loan and the indentures governing the Senior Secured Notes prohibit PBF

Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Loan contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
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
PBF Holding made $127.6 million in distributions to PBF LLC during the year ended December 31, 2016. PBF LLC used $123.4 million of this amount in total to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $117.5 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $117.5 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on November 22, 2016, August 23, 2016, May 31, 2016, and March 8, 2016. PBF LLC used the remaining $16.0 million to make tax distributions to its members in 2016. In addition, PBFX made aggregate quarterly distributions of $68.5 million ($1.70 per unit) during the year ended December 31, 2016 to holders of its common and subordinated units, of which $34.7 million was paid to PBF LLC including payments related to IDRs.
PBF LLC owns all of the IDRs of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF LLC on its partnership interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units or subordinated units that it owns. PBFX made IDR payments of $3.3 million to PBF LLC based on its distributions for the year ended December 31, 2016.
PBF LLC expects to continue to make tax distributions to its members in accordance with its amended and restated limited liability company agreement.

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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the periods commencing December 13, 2012 through December 31, 2016. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: Alon USA Energy, Inc.; CVR Energy Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; Phillips 66; Tesoro Corporation; Valero Energy Corporation; and Western Refining, Inc.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*

Among PBF Energy, Inc., the S&P 500 Index,
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13/12
12/12
12/13
12/14
12/15
12/16
PBF Energy, Inc.
S&P 500
Peer Group

*$100 invested on 12/13/12 in stock or 11/30/12 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/13/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
PBF Energy Inc. Class A Common Stock	$100.00	$110.67	$124.73	$110.48	$158.67	$126.06
S&P 500	100.00	100.91	133.59	151.88	153.98	172.40
Peer Group	100.00	103.11	149.73	146.74	182.21	183.80

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for Class A Common Stock
In the fourth quarter of 2016, a total of 1,051,264 PBF LLC Series A Units were exchanged for 1,051,264 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or executive officers.
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
There were no repurchases of the Company's Class A Common Stock during the fourth quarter of 2016. For the period of time from the inception of the Repurchase Program through December 31, 2016, the Company purchased 6,050,717 shares for $150.8 million. As of December 31, 2016, the Company had $149.2 million remaining authorization under the Repurchase Program.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016. The information regarding equity compensation plans approved by security holders represents our 2012 Equity Incentive Plan (as amended).

	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(1)
Plan Category
Equity compensation plans approved by security holders	5,970,625	$27.37	1,280,680
Equity compensation plans not approved by security holders	—	—	—
Total	5,970,625	$27.37	1,280,680
(1) Securities available for future issuance under the plan can be issued in various forms, including, without limitation, restricted stock and stock options.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF Energy. The data presented is PBF Energy's data, unless otherwise noted. The selected historical consolidated financial data as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, have been derived from our audited financial statements, included in "Item 8. Financial Statements and Supplementary Data." The selected historical consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been derived from the audited financial statements of PBF Energy and PBF LLC not included in this Annual Report on Form 10-K. As a result of the Chalmette and Torrance acquisitions, the historical consolidated financial results of PBF Energy only includes the results of operations for the Chalmette and Torrance refineries from November 1, 2015 and July 1, 2016 forward, respectively.
The historical consolidated financial data and other statistical data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”
The historical financial information for all periods prior to PBF Energy's IPO on December 12, 2012 included in this report were derived from the consolidated financial statements of PBF LLC and does not reflect what our financial position, results of operations, and cash flows would have been had we been a public company during those periods. We were not operated as a public company for historical periods presented prior to our IPO. The consolidated financial information may not be indicative of our future financial condition, results of operations or cash flows.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Statement of operations data:
Revenues	$15,920,424	$13,123,929	$19,828,155	$19,151,455	$20,138,687
Costs and expenses:
Cost of sales, excluding depreciation	13,598,341	11,481,614	18,471,203	17,803,314	18,269,078
Operating expenses, excluding depreciation	1,423,198	904,525	883,140	812,652	738,824
General and administrative expenses (1)	166,452	181,266	146,661	95,794	120,443
Loss (gain) on sale of asset	11,374	(1,004)	(895)	(183)	(2,329)
Depreciation and amortization expense	222,176	197,417	180,382	111,479	92,238
Income (loss) from operations	498,883	360,111	147,664	328,399	920,433
Other income (expense):
Change in tax receivable agreement liability	12,908	18,150	2,990	(8,540)	—
Change in fair value of continent consideration	—	—	—	—	(2,768)
Change in fair value of catalyst lease obligation	1,422	10,184	3,969	4,691	(3,724)
Interest expense, net	(150,045)	(106,187)	(98,764)	(93,784)	(108,629)
Income (loss) before income taxes	363,168	282,258	55,859	230,766	805,312
Income tax expense (benefit)	137,650	86,725	(22,412)	16,681	1,275
Net income (loss)	225,518	195,533	78,271	214,085	804,037
Less: net income attributable to noncontrolling interests	54,707	49,132	116,508	174,545	802,081
Net income (loss) attributable to PBF Energy Inc. stockholders	$170,811	$146,401	$(38,237)	$39,540	$1,956
Weighted-average shares of Class A common stock outstanding:
Basic	98,334,302	88,106,999	74,464,494	32,488,369	23,570,240
Diluted	103,606,709	94,138,850	74,464,494	33,061,081	97,230,904
Net income (loss) available to Class A common stock per share:
Basic	$1.74	$1.66	$(0.51)	$1.22	$0.08
Diluted	$1.74	$1.65	$(0.51)	$1.20	$0.08
Dividends per common share	$1.20	$1.20	$1.20	$1.20	$—
Balance sheet data (at end of period) :
Total assets	$7,621,927	$6,105,124	$5,164,008	$4,413,808	$4,253,702
Total debt (2)	2,180,700	1,881,637	1,260,349	747,576	729,980
Total equity	2,570,684	2,095,857	1,693,316	1,715,256	1,723,545
Other financial data :
Capital expenditures (3)	$1,612,871	$981,080	$631,332	$415,702	$222,688
——————————

(1)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to the Torrance Acquisition and PBFX Plains Asset Purchase and other pending and non-consummated acquisitions of $17.5 million in 2016, as well as the Chalmette Acquisition and other pending and non-consummated acquisitions of $5.8 million in 2015.

(2)	Total debt, excluding debt issuance costs, includes current maturities and our Delaware Economic Development Authority Loan (which was fully converted to a grant as of December 31, 2016).

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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA"), of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources and expectations regarding future industry trends are forward-looking statements made under the safe harbor of the PSLRA except to the extent such statements relate to the operations of a partnership or limited liability company. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•termination of our A&R Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
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
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as "AB32"), or from actions taken by environmental interest groups;
•market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standards and GHG emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to successfully integrate of the completed acquisitions of Chalmette Refining and related logistic assets and the Torrance refinery and related logistics assets into our business and realize the benefits from such acquisitions;
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
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy which is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 96.5% of the outstanding economic interests in, PBF LLC as of December 31, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries.

Executive Summary
Our business operations are conducted by PBF LLC and its subsidiaries. We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate five domestic oil refineries and related assets located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, New Orleans, Louisiana and Torrance, California. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 bpd, and a weighted average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Torrance Acquisition
On July 1, 2016, we acquired from ExxonMobil and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), the Torrance refinery and related logistics assets. The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition increased our total throughput capacity to approximately 900,000 bpd.
In addition to refining assets, the Torrance Acquisition included a number of high-quality logistics assets consisting of a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 189-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction were several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The purchase price and fair value allocation may be subject to adjustment pending completion of the final valuation which was in process as of December 31, 2016. In addition, we assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand, including proceeds from our October 2015 Equity Offering and the 2023 Senior Secured Notes Offering, and borrowings under our Revolving Loan.
TVPC Contribution Agreement
On August 31, 2016, PBFX entered into the TVPC Contribution Agreement between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the 189-mile San Joaquin Valley Pipeline system, including the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations (collectively, the “Torrance Valley Pipeline”). The total consideration paid to PBF LLC was $175.0 million, which was funded by PBFX with $20.0 million of cash on hand, $76.2 million in proceeds from the sale of marketable securities, and $78.8 million in net proceeds from the PBFX August 2016 Equity Offering. PBFX borrowed an additional $76.2 million under the PBFX Revolving Credit Facility, which was used to repay $76.2 million of the PBFX Term Loan in order to release $76.2 million in marketable securities that had collateralized the PBFXTerm Loan.
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

PBFX Plains Asset Purchase
On April 29, 2016, PBFX's wholly-owed subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of the East Coast Terminals from an affiliate of Plains All American Pipeline, L.P. The East Coast Terminals include a total of 57 product tanks with a total shell capacity of approximately 4.2 million barrels, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, 26 truck loading lanes and marine facilities capable of handling barges and ships.With the Plains Asset Purchase, PBFX increased its total shell capacity to over 8.1 million barrels. This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base.
The total cash consideration for the Plains Asset Purchase was approximately $100.0 million, less working capital adjustments. The transaction was financed by PBFX with $98.3 million in proceeds from the sale of marketable securities. PBFX borrowed an additional $98.5 million under the PBFX Revolving Credit Facility, which were used to repay $98.3 million of the PBFX Term Loan in order to release $98.3 million in marketable securities that had collateralized the PBFX Term Loan. The final purchase price and fair value allocation were completed as of December 31, 2016.
PBF Energy Inc. Public Offerings
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
Additionally, a series of secondary offerings were made in 2013, 2014 and 2015 whereby funds affiliated with Blackstone and First Reserve sold their interests in us. On June 12, 2013, Blackstone and First Reserve completed an exchange of 15,950,000 PBF LLC Series A units for the same number of shares of PBF Energy Class A common stock which were sold in a secondary public offering (the "2013 secondary offering"). On January 10, 2014, March 26, 2014 and June 17, 2014, funds affiliated with Blackstone and First Reserve exchanged 15,000,000, 15,000,000 and 18,000,000 PBF LLC Series A units, respectively, for the same number of shares of PBF Energy Class A common stock that were subsequently sold in secondary public offerings (the “2014 secondary offerings”). On February 6, 2015, funds affiliated with Blackstone and First Reserve exchanged 3,804,653 PBF LLC Series A units for the same number of shares of PBF Energy Class A common stock which were subsequently sold in a secondary public offering (the “February 2015 secondary offering” and collectively with the 2013 secondary offering and the 2014 secondary offerings, the "secondary offerings"). As a result of these secondary offerings, Blackstone and First Reserve no longer hold any PBF LLC Series A units. The holders of PBF LLC Series B Units, which include certain current and former executive officers of PBF Energy, received a portion of the proceeds of the sales of the shares of PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the secondary offerings.
On October 13, 2015, we completed the October 2015 Equity Offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses.
On December 19, 2016, we completed the December 2016 Equity Offering of an aggregate of 10,000,000 shares of Class A common stock for net proceeds of $274.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses.
As of December 31, 2016, including the offerings described above, we now own 109,204,047 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others beneficially own 3,920,902 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 96.5% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.5% of the voting power in us.
2016 PBFX Equity Offerings
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses . In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86.8 million, after deducting underwriting discounts and commissions and other offering expenses. As a result of the 2016 PBFX Equity Offerings, as of December 31, 2016, PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX's IDRs, with the remaining 55.8% limited partner interest owned by public common unit holders.
Chalmette Acquisition
On November 1, 2015, we acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, Inc., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.
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
PBFX Assets and Drop-Down Transactions
PBFX’s assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the East Coast Terminals and the Torrance Valley Pipeline. Apart from the East Coast Terminals, PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil and refined products. These transactions are eliminated by PBF Energy in consolidation.
During 2014, PBFX acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery and the Toledo Storage Facility, a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility.
On May 14, 2015, PBFX acquired from PBF LLC all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of the Delaware City Products Pipeline and Truck Rack.
On August 31, 2016, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes. On August 15, 2014, the agreement was amended and restated to, among other things, increase the maximum availability to $2.50 billion and extend its maturity to August 2019. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.75 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have also been reduced in the amended and restated Revolving Loan.
As noted in "Note 4 - Acquisitions", we drew down under our Revolving Loan to partially fund the Torrance Acquisition and $350.0 million remains outstanding as of December 31, 2016.
Senior Secured Notes Offerings
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Secured Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. We used the proceeds for general corporate purposes, including to fund a portion of the purchase price for the Torrance Acquisition.
PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility was to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars before December 2015.
As noted in "Note 10 - Credit Facility and Long-term Debt" to the consolidated financial statements, the Rail Facility was amended on two occasions in 2015 and 2016 and on December 22, 2016, the Rail Facility was terminated and replaced with the PBF Rail Term Loan (as described below).
PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with DVB Bank SE (“DVB”). The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus 2.0%. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible railcars; (ii) the Debt Service Reserve Account; and (iii) PBF Holding's member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
PBFX Debt and Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into the five-year, $275.0 million PBFX Revolving Credit Facility and the three-year, $300.0 million PBFX Term Loan. The PBFX Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014 and from $325.0 million to $360.0 million in May 2016. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC. PBFX also has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $240.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the PBFX Term Loan.
Certain subsequent acquisitions made by PBFX were funded partially by proceeds from the sale of marketable securities. PBFX used borrowings under the PBFX Revolving Credit Facility to repay a portion of the outstanding PBFX Term Loan, and thereby release a portion of the marketable securities that had collateralized the PBFX Term Loan.
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
J. Aron Intermediation Agreements
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties. The A&R Intermediation Agreements have not been renewed and are scheduled to expire on July 1, 2017. If we are unable to negotiate an extension with J. Aron or enter into an alternative intermediation agreement, we will have to repurchase the inventories outstanding under the A&R Intermediation Agreement at that time.
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
Crude Oil Acquisition Agreements
We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City refinery. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. Prior to December 31, 2015, we had a crude oil supply contract with a third-party for our Delaware City refinery. We currently fully source our own crude oil needs for our Toledo refinery. Prior to July 31, 2014, we had a crude oil acquisition agreement with a third party that expired on July 31, 2014. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.
Tax Receivable Agreement
In connection with our initial public offering, we entered into a tax receivable agreement pursuant to which we are required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units we purchase, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the tax receivable agreement. We have recognized, as of December 31, 2016, a liability for the tax receivable agreement of $611.4 million, reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges including those in connection with our IPO and our secondary offerings. Our estimate of the tax receivable agreement liability is based, in part, on forecasts of future taxable income over the anticipated life of our future business operations, assuming no material changes in the relevant tax law. Periodically, we may adjust the liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. For example, we must adjust the estimated tax receivable agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for our Class A common stock. These periodic adjustments to the tax receivable liability, if any, are recorded in general and administrative expense and may result in adjustments to our income tax expense and deferred tax assets and liabilities.
Share Repurchase Program
Our Board of Directors authorized the repurchase of up to $300.0 million of our Class A common stock. On September 26, 2016, our Board of Directors approved a two year extension to the existing Repurchase Program. As a result of the extension, the Repurchase Program will expire on September 30, 2018. No repurchases of the Company's Class A common stock were made during the year ended December 31, 2016. As of December 31, 2016 we have purchased approximately 6.05 million shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We are not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
Renewable Fuels Standard
We have seen fluctuations in the cost of renewable fuel credits, known as RINs, required for compliance with the RFS. We incurred approximately $347.5 million in RINs costs during the year ended December 31, 2016 as compared to $171.6 million and $115.7 million during the years ended December 31, 2015 and 2014, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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
The performance of our East Coast refineries generally follows the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Toledo refinery generally follows the WTI (Chicago) 4-3-1 benchmark refining margin. Our Chalmette refinery generally follows the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Torrance refinery generally follows the ANS (West Coast) 4-3-1 benchmark refining margin.
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

Other Factors
We currently source our crude oil for the Paulsboro, Delaware City, Toledo, Chalmette and Torrance refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements with Saudi Aramco, PDVSA and ExxonMobil. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. We have a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. Additionally, we have a supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries.
In the past several years, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City and Paulsboro refineries. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. A portion of these railcars were purchased via the Rail Facility entered into during 2014, which was terminated in connection with the execution of the PBF Rail Term Loan in 2016. Certain of these railcars were subsequently sold to a third party, which has leased the railcars back to us for periods of between four and seven years. In 2016, we sold approximately 120 of these railcars to optimize our railcar portfolio. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and emission control regulations, including the cost of RINs required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas, electricity and chemicals.
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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending ("RBOB") and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 53% gasoline, 30% distillate (consisting of jet fuel, ULSD and ultra-low sulfur heating oil), 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (6% black oil, 4% petroleum coke, 3% LPGs and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to gasoline, ULSD and heating oil and represent approximately 5% to 7% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of RBOB and ULSD diesel against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 38% gasoline, 32% distillate (comprised of jet fuel, ULSD and ultra-low sulfur heating oil), 5% high-value Group I lubricants and 10% asphalt, with the remaining portion of the product slate comprised of lower-value products (6% black oil, 4% petroleum coke, 4% LPGs and 1% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Paulsboro refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 70% to 80% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks;

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce lower value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline and heating oil and represent approximately 3% to 5% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which carry a premium sales price to gasoline and distillates.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of conventional blendstock for oxygenate blending ("CBOB") and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 54% gasoline, 35% distillate (comprised of jet fuel and ULSD), 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs and 1% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of Light Louisiana Sweet ("LLS") crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 48% gasoline, 31% distillate (comprised of ULSD, heating oil, and light cycle oil), 5% high-value petrochemicals (including benzene and xylenes) with the remaining portion of the product slate comprised of lower-value products (10% black oil, 5% petroleum coke and 1% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (USGC) 2-1-1 benchmark refining margin due to the following factors:

•
The Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 60% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and

•
as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline and heating oil and represent approximately 4% to 6% of our total production volume.

A project underway to restart an idled naphtha hydrotreater, reformer and light-ends recovery unit will increase high-octane, ultra-low sulfur reformate and chemicals production. A new crude oil tank being constructed will allow gasoline and diesel export opportunities and reduce Renewable Identification Numbers (“RINs”) compliance costs. Both projects are expected to be completed in the third quarter of 2017.
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of Alaskan North Slope (“ANS”) crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (CARBOB), California Air Resources Board (CARB) diesel and jet fuel and refer to the benchmark as the ANS (WCLA) 4-3-1 benchmark refining margin. Our Torrance Refinery has a product slate of approximately 62% gasoline and 25% distillate (comprised of jet fuel, ULSD and marine diesel) with the remaining portion of the product slate comprised of lower-value products (8% petroleum coke, 2% LPG, 2% black oil and 1% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (WCLA) 4-3-1 benchmark refining margin due to the following factors:

•
The Torrance Refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 80% to 90% of total throughput. The Torrance crude slate has the lowest API gravity (typically an American Petroleum Institute ("API") gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and

•
as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel and represent approximately 9% to 11% of our total production volume.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except per share data). Effective with the completion of the PBFX Offering in May 2014, we operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering and PBFX's acquisition of the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, and the Torrance Valley Pipeline, PBFX's assets were operated within the refining operations of our Delaware City, Toledo and Torrance refineries and did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment. We did not analyze our results by individual segments as, apart from the East Coast Terminals, our Logistics segment did not have any third party revenue and a significant portion of its operating results eliminate in consolidation.

	Year Ended December 31,
	2016	2015	2014
Revenue	$15,920,424	$13,123,929	$19,828,155
Cost of sales, excluding depreciation	13,598,341	11,481,614	18,471,203
	2,322,083	1,642,315	1,356,952
Operating expenses, excluding depreciation	1,423,198	904,525	883,140
General and administrative expenses	166,452	181,266	146,661
Loss (gain) on sale of assets	11,374	(1,004)	(895)
Depreciation and amortization expense	222,176	197,417	180,382
Income from operations	498,883	360,111	147,664
Change in tax receivable agreement liability	12,908	18,150	2,990
Change in fair value of catalyst leases	1,422	10,184	3,969
Interest expense, net	(150,045)	(106,187)	(98,764)
Income before income taxes	363,168	282,258	55,859
Income tax expense (benefit)	137,650	86,725	(22,412)
Net income	225,518	195,533	78,271
Less: net income attributable to noncontrolling interest	54,707	49,132	116,508
Net income (loss) attributable to PBF Energy Inc. stockholders	$170,811	$146,401	$(38,237)

Gross margin	$727,496	$571,524	$308,399

Gross refining margin (1)	2,143,449	1,512,330	1,314,101

Net income (loss) available to Class A common stock per share:
Basic	$1.74	$1.66	$(0.51)
Diluted	$1.74	$1.65	$(0.51)
——————————
(1) See Non-GAAP Financial Measures below.

Operating Highlights

	Year Ended December 31,
	2016	2015	2014
Key Operating Information
Production (bpd in thousands)	734.3	511.9	452.1
Crude oil and feedstocks throughput (bpd in thousands)	727.7	516.4	453.1
Total crude oil and feedstocks throughput (millions of barrels)	266.4	188.4	165.4
Gross margin per barrel of throughput	$2.73	$3.03	$1.86
Gross refining margin, excluding special items per barrel of throughput (1)	$6.09	$10.29	$12.11
Refinery operating expense, excluding depreciation, per barrel of throughput	$5.22	$4.72	$5.34

Crude and feedstocks (% of total throughput) (2)
Heavy Crude	26%	14%	14%
Medium Crude	37%	49%	44%
Light Crude	25%	26%	33%
Other feedstocks and blends	12%	11%	9%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	49%	47%
Distillates and distillate blendstocks	31%	35%	36%
Lubes	1%	1%	2%
Chemicals	3%	3%	3%
Other	15%	12%	12%
Total yield	100%	100%	100%
——————————
(1) See Non-GAAP Financial Measures below.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2016	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$43.91	$52.56	$98.95
West Texas Intermediate (WTI) crude oil	$43.34	$48.71	$93.28
Light Louisiana Sweet (LLS) crude oil	$45.03	$52.36	$96.92
Alaska North Slope (ANS) crude oil	$43.67	$52.44	$97.52
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.49	$16.35	$12.92
WTI (Chicago) 4-3-1	$12.38	$17.91	$15.92
LLS (Gulf Coast) 2-1-1	$10.75	$14.39	$16.95
ANS (West Coast) 4-3-1	$16.46	$26.46	$15.59
Crude Oil Differentials
Dated Brent (foreign) less WTI	$0.56	$3.85	$5.66
Dated Brent less Maya (heavy, sour)	$7.36	$8.45	$13.08
Dated Brent less WTS (sour)	$1.42	$3.59	$11.62
Dated Brent less ASCI (sour)	$3.92	$4.57	$6.49
WTI less WCS (heavy, sour)	$12.57	$11.87	$19.45
WTI less Bakken (light, sweet)	$1.32	$2.89	$5.47
WTI less Syncrude (light, sweet)	$(2.01)	$(1.45)	$2.25
WTI less ANS (light, sweet)	$(0.33)	$(3.73)	$(4.24)
Natural gas (dollars per MMBTU)	$2.55	$2.63	$4.26

2016 Compared to 2015
Overview— Net income was $225.5 million for the year ended December 31, 2016 compared to $195.5 million for the year ended December 31, 2015. Net income attributable to PBF Energy stockholders was $170.8 million, or $1.74 per diluted share, for the year ended December 31, 2016 ($1.74 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or a net loss of $(1.41) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $146.4 million, or $1.65 per diluted share, for the year ended December 31, 2015 ($1.65 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $4.27 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax expense. PBF Energy's weighted-average equity interest in PBF LLC was 95.3% and 94.0% for the years ended December 31, 2016 and 2015, respectively.
Our results for the year ended December 31, 2016 were positively impacted by a non-cash special item consisting of a pre-tax LCM adjustment of approximately $521.3 million, or $317.7 million net of tax, whereas our results for the year ended December 31, 2015 were negatively impacted by a pre-tax LCM adjustment of approximately $427.2 million, or $258.0 million net of tax. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, increased costs to comply with the RFS, and increased interest costs partially offset by positive earnings contributions from the Chalmette and Torrance refineries and higher throughput in the Mid-Continent. Throughput volumes for 2015 in the Mid-Continent were impacted by unplanned downtime in the second quarter of 2015.
Revenues— Revenues totaled $15.9 billion for the year ended December 31, 2016 compared to $13.1 billion for the year ended December 31, 2015, an increase of approximately $2.8 billion or 21.3%. Revenues per barrel were $59.77 and $69.66 for the years ended December 31, 2016 and 2015, respectively, a decrease of 14.2% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2016, the total throughput rates at our East Coast, Mid-

Continent and Gulf Coast refineries averaged approximately 327,000 bpd, 159,100 bpd and 169,300 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, our West Coast refinery's throughput averaged 143,900 bpd. For the year ended December 31, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 330,700 bpd and 153,800 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, our Gulf Coast refinery's throughput averaged 190,800 bpd. The slight decrease in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to weather-related unplanned downtime at our Delaware City refinery in the first quarter of 2016, partially offset by downtime at our Delaware City refinery in 2015. The increase in throughout rates at our Mid-Continent refinery in 2016 is due to unplanned downtime in the second quarter of 2015. Our Gulf Coast and West Coast refineries were not acquired until the fourth quarter of 2015 and third quarter of 2016, respectively. For the year ended December 31, 2016, the total refined product barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 364,100 bpd, 171,800 bpd and 206,400 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, refined product barrels sold at our West Coast refinery averaged approximately 179,200 bpd. For the year ended December 31, 2015, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 366,100 bpd and 162,600 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, the total refined product barrels sold at our Gulf Coast refinery averaged 216,100 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $727.5 million, or $2.73 per barrel of throughput, for the year ended December 31, 2016, compared to $571.5 million, or $3.03 per barrel of throughput, for the year ended December 31, 2015, an increase of $156.0 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $2,143.4 million, or $8.05 per barrel of throughput ($1,622.1 million or $6.09 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2016 compared to $1,512.3 million, or $8.02 per barrel of throughput ($1,939.6 million or $10.29 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2015, an increase of approximately $631.1 million or a decrease of $317.5 million excluding special items. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials, lower crack spreads as persistent above-average refined product inventory levels weighed on margins, and increased costs to comply with the RFS, partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette and Torrance refineries acquired in the fourth quarter of 2015 and third quarter of 2016, respectively. Costs to comply with our obligation under the RFS totaled $236.2 million for the year ended December 31, 2016 (excluding our Gulf Coast and West Coast refineries, whose costs to comply with RFS totaled $111.3 million for the year ended December 31, 2016) compared to $163.6 million for the year ended December 31, 2015 (excluding our Gulf Coast refinery, whose costs to comply with RFS totaled $8.0 million for the year ended December 31, 2015). In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $521.3 million resulting from the change in crude oil and refined product prices from the year ended 2015 to the year ended 2016 which, while remaining below historical costs, increased since the prior year end. The non-cash LCM adjustment decreased gross margin and gross refining margin by approximately $427.2 million in the year ended December 31, 2015.
Average industry refining margins in the Mid-Continent were weaker during the year ended December 31, 2016, as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was $12.38 per barrel, or 30.9% lower, in the year ended December 31, 2016, as compared to $17.91 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and a declining WTI/Syncrude differential, which averaged a premium of $2.01 per barrel for the year ended December 31, 2016 as compared to a premium of $1.45 per barrel in the same period in 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.49 per barrel, or 17.5% lower, in the year ended December 31, 2016, as compared to $16.35 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $3.29 and $1.09 lower, respectively, in the year ended December 31, 2016, as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $1.57 per barrel less favorable in the year ended December 31, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,423.2 million for the year ended December 31, 2016 compared to $904.5 million for the year ended December 31, 2015, an increase of $518.7 million, or 57.3%. Of the total $1,423.2 million of operating expenses, approximately $1,390.6 million, or $5.22 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $32.6 million related to expenses incurred by the Logistics segment ($15.1 million of operating expenses for the year ended December 31, 2015 related to the Logistics segment). The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette and Torrance refineries and related logistics assets. For the year ended December 31, 2016 and for the period from its acquisition on

November 1, 2015 to December 31, 2015, the Chalmette refinery and related logistics assets incurred operating expenses of approximately $343.9 million and $52.1 million, respectively. In the period from its acquisition on July 1, 2016 to December 31, 2016, the Torrance refinery and related logistics assets incurred operating expenses of approximately $250.5 million. Total operating expenses at our refineries, excluding our Chalmette and Torrance refineries, decreased slightly for the year ended December 31, 2016, primarily due to lower energy costs and maintenance costs. The reduction in energy costs was mainly due to lower natural gas prices while the reduction in maintenance costs was mainly due to timing of repairs and certain non-recurring maintenance costs incurred in 2015. These reductions were partially offset by higher employee-related expenses, primarily attributable to merit increases in salaries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets, which were higher primarily due to the PBFX Plains Asset Purchase in 2016 and the acquisition from PBF LLC of 50% of the issued and outstanding limited liability company interests of TVPC.
General and Administrative Expenses— General and administrative expenses totaled $166.5 million for the year ended December 31, 2016, compared to $181.3 million for the year ended December 31, 2015, a decrease of $14.8 million or 8.2%. The decrease in general and administrative expenses for the year ended December 31, 2016 over 2015 primarily relates to reduced employee related expenses of $39.3 million mainly due to lower incentive compensation expenses, partially offset by $15.6 million in additional outside services costs to support our acquisitions and related integration activities, an increase of $9.2 million in equity compensation expense related to incremental grants in 2016 and accelerated vesting of awards due to retirements, as well as increased expenses of $3.1 million at PBFX, primarily as a result of the PBFX Plains Asset Purchase. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $11.4 million on sale of assets for the year ended December 31, 2016 relating to the sale of non-refining assets as compared to a gain of $1.0 million for the year ended December 31, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $222.2 million for the year ended December 31, 2016, compared to $197.4 million for the year ended December 31, 2015, an increase of $24.8 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette and Torrance Acquisitions and the PBFX Plains Asset Purchase, and a general increase in our fixed asset base due to capital projects and turnarounds completed during 2016 and 2015.
Change in Tax Receivable Agreement Liability— Change in the tax receivable agreement liability for the year ended December 31, 2016 represented a gain of $12.9 million as compared to a gain of $18.2 million for the year ended December 31, 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.4 million for the year ended December 31, 2016, compared to a gain of $10.2 million for the year ended December 31, 2015. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $150.0 million for the year ended December 31, 2016, compared to $106.2 million for the year ended December 31, 2015, an increase of $43.8 million. This increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Secured Notes in November 2015 and the drawdown on our Revolving Loan to partially fund the Torrance Acquisition in July 2016, partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax, although certain subsidiaries of PBF Holding that are treated as C-Corporations for income tax purposes may have an income tax expense with respect to their income and gain, if any. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC's amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy's allocable share of PBF LLC’s pre-tax income or loss, which was approximately 95.3% and 94.0%, on a weighted-average basis for the years ended December 31, 2016 and 2015, respectively. PBF Energy's consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy's effective tax rate, excluding the impact of noncontrolling interest, for the years ended December 31, 2016 and 2015 was 37.9% and 30.7%, respectively, reflecting tax adjustments for discrete items and the impact of tax return to income tax provision adjustments.
Noncontrolling Interests— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of certain of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the years ended December 31, 2016 and 2015 was approximately 4.7% and 6.0%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
2015 Compared to 2014
Overview—Net income for PBF Energy was $195.5 million for the year ended December 31, 2015 compared to $78.3 million for the year ended December 31, 2014. Net income attributable to PBF Energy was $146.4 million, or $1.65 per diluted share ($1.65 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $4.27 per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), for the year ended December 31, 2015 compared to net loss attributable to PBF Energy of $38.2 million, or $0.51 per diluted share ($0.24 net income per share on a fully exchanged, fully diluted basis based on adjusted fully-converted net income, or $4.50 net income per share on a fully exchanged, fully diluted basis based in adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), for the year ended December 31, 2014. The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC's pre-tax income (loss), less applicable income taxes. PBF's Energy's weighted-average equity interest in PBF LLC was 94.0% and 77.9% for the years ended December 31, 2015 and 2014, respectively.
Our results for the year ended December 31, 2015 were negatively impacted by a non-cash special item consisting of a pre-tax inventory LCM adjustment of approximately $427.2 million or $258.0 million net of tax whereas our results for the year ended December 31, 2014 were negatively impacted by a pre-tax inventory LCM adjustment of approximately $690.1 million or $412.7 million net of tax. These LCM charges were recorded due to significant declines in the price of crude oil and refined products in 2015 and 2014. Our throughput rates during the year ended December 31, 2015 compared to December 31, 2014 were higher due to the acquisition of the Chalmette refinery on November 1, 2015 as well as an approximate 40-day plant-wide planned turnaround at our Toledo Refinery completed in the fourth quarter of 2014. Our results for the year ended December 31, 2015 were positively impacted by higher throughput volumes, lower non-cash special items for LCM charges and higher crack spreads for the East Coast and in the Mid-Continent, partially offset by unfavorable movements in certain crude differentials.
Revenues— Revenues totaled $13.1 billion for the year ended December 31, 2015 compared to $19.8 billion for the year ended December 31, 2014, a decrease of approximately $6.7 billion, or 33.8%. Revenue per barrel were $69.66 and $119.89 for the years ended December 31, 2015 and 2014, respectively, a decrease of 41.9% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 330,700 bpd and 153,800 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, our Gulf Coast refinery's throughput averaged 190,800 bpd. For the year ended December 31, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 was primarily due to higher run rates as a result of favorable market economics partially offset by unplanned downtime at our Delaware City refinery in 2015. The increase in throughput rates at our Mid-

Continent refinery in 2015 compared to 2014 was primarily due to an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2015, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 366,100 bpd and 162,600 bpd, respectively. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, the total refined product barrels sold at our Gulf Coast refinery averaged 216,100 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $571.5 million, or $3.03 per barrel of throughput, for the year ended December 31, 2015, compared to $308.4 million, or $1.86 per barrel of throughput, for the year ended December 31, 2014, an increase of $263.1 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,512.3 million, or $8.02 per barrel of throughput ($1,939.6 million or $10.29 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2015 compared to $1,314.1 million, or $7.94 per barrel of throughput ($2,004.2 million or $12.11 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2014, an increase of approximately $198.2 million or a decrease of approximately $64.6 million excluding special items. Excluding the impact of special items, gross margin was relatively consistent with the prior year. Excluding the impact of special items, gross refining margin decreased due to the narrowing of certain crude differentials partially offset by higher throughput rates, reflecting the impact from the Chalmette Acquisition, and favorable movements in crack spreads.
Average industry refining margins in the U.S. Mid-Continent were generally improved during the year ended December 31, 2015, as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $17.91 per barrel or 12.5% higher in the year ended December 31, 2015, as compared to the same period in 2014. The price of WTI versus Dated Brent and other crude discounts narrowed during the year ended December 31, 2015, and our refinery specific crude slate in the Mid-Continent faced an adverse WTI/Syncrude differential, which averaged a premium of $1.45 per barrel for the year ended December 31, 2015 as compared to a discount of $2.25 per barrel in the same period in 2014.
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
Operating Expenses— Operating expenses totaled $904.5 million for the year ended December 31, 2015 compared to $883.1 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014, an increase of $21.4 million, or 2.4%. Of the total $904.5 million of operating expenses, approximately $889.4 million, or $4.72 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $15.1 million related to expenses incurred by the Logistics segment. The increase in operating expenses is mainly attributable to an increase of approximately $45.8 million in maintenance cost primarily driven by the Chalmette Acquisition in 2015 and general repairs at the Delaware City and Paulsboro refineries, an increase $17.3 million in employee compensation primarily driven by additional headcount and $14.9 million of increased catalyst and chemicals costs partially offset by reduced energy costs of $64.4 million due to lower natural gas prices. Although operating expenses increased on an overall basis, refinery operating expenses per barrel decreased as a result of higher throughput volumes. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consist of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering and asset acquisitions from PBF Energy.
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
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $197.4 million for the year ended December 31, 2015, compared to $180.4 million for the year ended December 31, 2014, an increase of $17.0 million. The increase was largely driven by our increased fixed asset base due to capital projects and turnarounds completed during 2014 and 2015 as well as the acquisition of the Chalmette refinery in 2015. These general increases were partially offset by reduction in impairment charges. In 2014, we recorded a $28.5 million impairment related to an abandoned capital project at our Delaware City refinery during the year whereas we did not record any significant impairment charges in the year ended December 31, 2015.
Change in Tax Receivable Agreement Liability— Change in the tax receivable agreement liability for the year ended December 31, 2015 represented a gain of $18.2 million as compared to a gain of $3.0 million for the year ended December 31, 2014.
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
Noncontrolling Interests— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX and PBF Holding. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interest in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party holder of Chalmette Refining's subsidiaries. PBF Energy's weighted-average equity noncontrolling interest ownership percentage in PBF LLC for years ended December 31, 2015 and 2014 was approximately 6.0% and 22.1%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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
Adjusted Fully-Converted Net Income (Loss)
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflects an assumed exchange of all PBF LLC Series A Units for shares of Class A common stock of PBF Energy. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results. Adjusted Fully-Converted Net Income (loss) should not be considered an alternative to net income (loss) presented in accordance with GAAP. Adjusted Fully-Converted Net Income (loss) presented by other companies may not be comparable to our presentation, since each company may define this term differently. The differences between Adjusted Fully-Converted and GAAP results are as follows:

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

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to PBF Energy Inc. stockholders	$170,811	$146,401	$(38,237)
Add: Net income attributable to the noncontrolling interest(1)	14,903	14,257	101,768
Less: Income tax (expense) benefit(2)	(5,821)	(5,646)	(40,911)
Adjusted fully-converted net income	$179,893	$155,012	$22,620
Special Items:
Add: Non-cash LCM inventory adjustment(3)	(521,348)	427,226	690,110
Add: Change in tax receivable agreement liability(3)	(12,908)	(18,150)	(2,990)
Less: Recomputed income taxes on special item(3)	208,686	(161,994)	(276,222)
Adjusted fully-converted net (loss) income excluding special items	$(145,677)	$402,094	$433,518

Weighted-average shares outstanding of PBF Energy Inc.	98,334,302	88,106,999	74,464,494
Conversion of PBF LLC Series A Units (5)	4,865,133	5,530,568	21,249,314
Common stock equivalents (4)	407,274	501,283	517,638
Adjusted fully-converted shares outstanding—diluted	103,606,709	94,138,850	96,231,446

Diluted net income (loss) per share	$1.74	$1.65	$(0.51)
Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$1.74	$1.65	$0.24
Adjusted fully-converted net (loss) income excluding special items (per fully exchanged, fully diluted shares outstanding)	$(1.41)	$4.27	$4.50

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy's Class A common stock.

(2)
Represents an adjustment to apply PBF Energy's statutory tax rate of approximately 39.1%, 39.6% and 40.2% for the years ended December 31, 2016, 2015 and 2014, respectively, to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
During the year ended December 31, 2016, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax benefit of $521.3 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $596.0 million at December 31, 2016. During the year December 31, 2015, we recorded an adjustment to value our inventory to the lower of cost or market which resulted in a net pre-tax charge of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year December 31, 2014, we recorded an adjustment to value our inventory to the lower of cost or market which resulted in a net pre-tax charge of $690.1 million.The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
We also recorded pre-tax adjustments related to the change in the tax receivable agreement liability of $12.9 million, $18.2 million and $3.0 for the years ended December 31, 2016, 2015 and 2014, respectively.
Income taxes related to the net LCM adjustment and the change in tax receivable agreement liability were recalculated using our statutory corporate tax rate of approximately 39.1%, 39.6% and 40.2% for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the years ended December 31, 2016, 2015 and 2014. Common stock equivalents exclude the effects of options to purchase 5,701,750, 2,943,750 and 2,401,875 shares of PBF Energy's Class A common stock because they are anti-dilutive for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units and common stock equivalents as described in (1) above.

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

	Year Ended December 31,
	2016		2015		2014
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$727,496	$2.73	$571,524	$3.03	$308,399	$1.86
Less: Revenues of PBFX	(187,335)	(0.70)	(138,719)	(0.74)	(49,830)	(0.30)
Add: Affiliate Cost of sales of PBFX	8,701	0.03	8,734	0.05	6,979	0.04
Add: Refinery operating expenses	1,390,582	5.22	889,368	4.72	883,140	5.34
Add: Refinery depreciation expense	204,005	0.77	181,423	0.96	165,413	1.00
Gross refining margin	$2,143,449	$8.05	$1,512,330	$8.02	$1,314,101	$7.94
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(521,348)	(1.96)	427,226	2.27	690,110	4.17
Gross refining margin excluding special items	$1,622,101	$6.09	$1,939,556	$10.29	$2,004,211	$12.11

(1) During the year ended December 31, 2016, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax benefit of $521.3 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $596.0 million at December 31, 2016. During the year ended December 31, 2015, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax charge of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year ended December 31, 2014, we recorded an adjustment to value our inventory to the lower of cost or market which resulted in a net pre-tax charge of $690.1 million. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from certain hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.
The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Reconciliation of net income to EBITDA:
Net income	$225,518	$195,533	$78,271
Add: Depreciation and amortization expense	222,176	197,417	180,382
Add: Interest expense, net	150,045	106,187	98,764
Add: Income tax expense (benefit)	137,650	86,725	(22,412)
EBITDA	$735,389	$585,862	$335,005
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(521,348)	427,226	690,110
Add: Change in tax receivable agreement liability	(12,908)	(18,150)	(2,990)
EBITDA excluding special items	$201,133	994,938	1,022,125

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$735,389	$585,862	$335,005
Add: Stock based compensation	22,656	13,497	7,181
Add: Change in tax receivable agreement liability	(12,908)	(18,150)	(2,990)
Add: Non-cash change in fair value of catalyst lease obligations	(1,422)	(10,184)	(3,969)
Add: Non-cash LCM inventory adjustment (1)	(521,348)	427,226	690,110
Adjusted EBITDA	$222,367	$998,251	$1,025,337
(1) During the year ended December 31, 2016, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax benefit of $521.3 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $596.0 million at December 31, 2016. During the year ended December 31, 2015, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax charge of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year ended December 31, 2014, we recorded an adjustment to value our inventory to the lower of cost or market which resulted in a net pre-tax charge of $690.1 million. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. On July 1, 2016, we closed the Torrance Acquisition with a combination of cash on hand, including proceeds from our October 2015 Equity Offering and our 2023 Senior Secured Notes Offering, and borrowings under our Revolving Loan. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of December 31, 2016 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $651.9 million for the year ended December 31, 2016 compared to net cash provided by operating activities of $560.4 million for the year ended December 31, 2015. Our operating cash flows for the year ended December 31, 2016 included our net income of $225.5 million, depreciation and amortization of $232.9 million, deferred income tax expense of $244.8 million, the change in the fair value of our inventory repurchase obligations of $29.5 million, pension and other post-retirement benefits costs of $38.0 million, stock-based compensation of $22.7 million and a loss on the sale of assets of $11.4 million, partially offset by net non-cash benefits relating to an LCM adjustment of $521.3 million, change in the tax receivable agreement liability of $12.9 million and changes in the fair value of our catalyst lease of $1.4 million. In addition, net changes in working capital reflected sources of cash of approximately $382.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the year ended December 31, 2015 included our net income of $195.5 million, plus net non-cash charges relating to an LCM adjustment of $427.2 million, depreciation and amortization of $207.0 million, the change in the fair value of our inventory repurchase obligations of $63.4 million, pension and other post-retirement benefits of $27.0 million, and equity-based compensation of $13.5 million, partially offset by change in deferred income taxes of $5.6 million, changes in the fair value of our catalyst lease of $10.2 million, change in the tax receivable agreement liability of $18.2 million, and a gain on the sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $338.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Net cash provided by operating activities was $560.4 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $456.3 million for the year ended December 31, 2014. Our operating cash flows for the year ended December 31, 2014 included our net income of $78.3 million, plus net non-cash charges relating to an LCM adjustment of $690.1 million, depreciation and amortization of $188.2 million, pension and other post-retirement benefits of $22.6 million, and equity-based compensation of $7.2 million, partially offset by changes in fair value of our inventory repurchase obligations of $93.2 million, change in deferred income taxes of $49.4 million, change in the fair value of our catalyst lease of $4.0 million, change in the tax receivable agreement liability of $3.0 million, and a gain on sales of assets of $0.9 million. In addition, net changes in working capital reflected uses of cash of $379.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,393.9 million for the year ended December 31, 2016 compared to $812.1 million for the year ended December 31, 2015. The net cash flows used in investing activities for the year ended December 31, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $298.7 million, expenditures for turnarounds of $198.7 million, expenditures for other assets of $42.5 million, cash consideration of $98.4 million used to fund the PBFX Plains Asset Purchase, and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $194.2 million of net maturities of marketable securities and $24.7 million in proceeds from the sale of assets. Net cash used in investing activities for the year ended December 31, 2015 was comprised of $565.3 million used in the acquisition of the Chalmette refinery, capital expenditures totaling $354.0 million, expenditures for turnarounds of $53.6 million, and expenditures for other assets of $8.2 million, partially offset by $168.3 million in proceeds from the sale of assets and net proceeds from the sale of marketable securities of $0.7 million.

Net cash used in investing activities was $812.1 million for the year ended December 31, 2015 compared to net cash used in investing activities of $663.6 million for the year ended December 31, 2014. Net cash used in investing activities for the year ended December 31, 2014 was comprised of capital expenditures totaling $476.4 million, net purchases of marketable securities of $234.9 million, expenditures for turnarounds of $137.7 million, and expenditures for other assets of $17.3 million, partially offset by $202.7 million in proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $544.0 million for the year ended December 31, 2016 compared to net cash provided by financing activities of $798.1 million for the year ended December 31, 2015. For the year ended December 31, 2016, net cash provided by financing activities consisted primarily of $138.4 million in proceeds from the issuance of PBFX common units, net proceeds from the Revolving Loan of $350.0 million, $275.3 million in proceeds from the December 2016 Equity Offering, net proceeds from the PBFX Revolving Credit Facility of $164.7 million, proceeds from the PBF Rail Term Loan of $35.0 million and proceeds for catalyst leases of $15.6 million, partially offset by distributions and dividends of $172.2 million, repayments on the PBFX Term Loan of $194.5 million, repayments on the Rail Facility of $67.5 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards totaling $0.7 million. For the year ended December 31, 2015, net cash provided by financing activities consisted primarily of $500.0 million in proceeds from the 2023 Senior Secured Notes, $350.0 million in proceeds from the PBFX Senior Notes, $344.0 million in proceeds from the October 2015 Equity Offering, and $30.1 million in net proceeds from the Rail Facility, partially offset by net repayments on the PBFX Revolving Credit Facility of $250.6 million, distributions and dividends of $148.8 million, deferred finance charges and other of $17.8 million, treasury stock purchases totaling $8.1 million and net repayments on the PBFX Term Loan of $0.7 million.
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

Capitalization
Our capital structure was comprised of the following as of December 31, 2016 (in millions):

December 31, 2016
Debt, including current maturities:
PBF Holding debt (1)
8.25% Senior Secured Notes due 2020	$670.9
7.00% Senior Secured Notes due 2023	500.0
Revolving Loan	350.0
PBF Rail Term Loan	35.0
Catalyst leases	46.0
PBF Holding debt	1,601.9
PBFX debt
PBFX Revolving Credit Facility	189.2
PBFX Term Loan	39.7
6.875% PBFX Senior Notes due 2023	350.0
PBFX debt	578.9
Unamortized deferred financing costs	(32.5)
Total debt, net of unamortized deferred financing costs	2,148.3
Total Equity	2,570.7
Total Capitalization	$4,719.0
Total Debt to Capitalization Ratio	46%
(1) Excludes intercompany debt that is eliminated at the PBF Energy level.
______
Our total debt, net of unamortized deferred financing costs to capitalization ratio was 46% and 47% at December 31, 2016 and 2015, respectively.
2016 Debt Transactions
As noted in "Note 10 - Credit Facility and Long-term Debt" to the consolidated financial statements, on December 22, 2016, the PBF Rail Facility was repaid in full and terminated in connection with the execution of a term loan (as described below).
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with DVB Bank SE (“DVB”). The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus 2.0%. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible railcars; (ii) the Debt Service Reserve Account; and (iii) PBF Holding's member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The 7.00% Senior Secured Notes due 2023 (the "2023 Senior Secured Notes") were issued on November 24, 2015 and included a registration payment arrangement whereby we agreed to use commercially reasonable efforts to consummate an offer to exchange the 2023 Senior Secured Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on December 1, 2016 and the exchange was consummated on January 19, 2017. Because the exchange offer was not consummated by November 24, 2016, additional interest was added at a rate of 0.25% per annum for the period from November 24, 2016 through the consummation of the exchange. As a result, we recognized approximately $0.1 million of additional interest expense in 2016.
During 2016, PBF Holding borrowed under its Revolving Loan to partially fund the Torrance Acquisition (as discussed in "Note 4 - Acquisitions"). Additionally, during 2016, PBFX borowed under the PBFX Revolving Credit

Agreement to partially fund the PBFX Plains Asset Purchase (as discussed in "Note 4 - Acquisitions") and its acquisition of TVPC (as discussed in "Note 3- PBF Logistics LP").
Revolving Credit Facilities Overview
Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. As of December 31, 2016, we had $746.3 million of cash and cash equivalents, $350.0 million outstanding under the PBF Holding Revolving Loan and $189.2 million outstanding under the PBFX Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under revolving credit facilities as follows at December 31, 2016 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2016	Outstanding Letters of Credit	Available Capacity	Expiration date
PBF Holding Revolving Loan (a)	$2,635.0	$350.0	$412.0	$534.6	August 2019
PBFX Revolving Credit Facility	360.0	189.2	3.6	$167.2	May 2019
Total Credit Facilities	$2,995.0	$539.2	$415.6	$701.8

(a)
The amount available for borrowings and letters of credit under the Revolving Loan is calculated according to a “borrowing base” formula based on (i) 90% of the book value of eligible accounts receivable with respect to investment grade obligors plus (ii) 85% of the book value of eligible accounts receivable with respect to non-investment grade obligors plus (iii) 80% of the cost of eligible hydrocarbon inventory plus (iv) 100% of cash and cash equivalents in deposit accounts subject to a control agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $2.635 billion.

Additional Information on Indebtedness
Our debt, including our revolving credit facilities, term loans and senior notes, include certain typical financial covenants and restrictions on our subsidiaries' ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. For further discussion of our indebtedness and these covenants and restrictions, see "Note 10 - Credit Facilities and Long Term Debt" in the Notes to Consolidated Financial Statements included in this annual report.
PBF Holding and PBFX are in compliance with their respective covenants as of December 31, 2016.
Cash Balances
As of December 31, 2016, our cash and cash equivalents totaled $746.3 million.
Liquidity
As of December 31, 2016, our total liquidity was approximately $1,280.9 million, compared to total liquidity of approximately $1,544.1 million as of December 31, 2015. Total liquidity is the sum of our cash and cash equivalents plus the estimated amount of availability under the Revolving Loan. In addition, as of December 31, 2016, PBFX had approximately $167.2 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $300.0 million of our Class A common stock, which expires on September 30, 2018. As of December 31, 2016 we have purchased approximately 6.05 million shares of the Company's Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the year ended December 31, 2016. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchased Program.
These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We are not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.

Working Capital
Working capital for PBF Energy at December 31, 2016 was $1,350.7 million, consisting of $3,407.3 million in total current assets and $2,056.5 million in total current liabilities. Working capital at December 31, 2015 was $1,526.5 million, consisting of $3,022.0 million in total current assets and $1,495.5 million in total current liabilities.
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
Inventory Intermediation Agreements
We entered into two separate Inventory Intermediation Agreements with J. Aron, which were amended and restated on May 29, 2015, expiring two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell independently to third parties. The A&R Intermediation Agreements for both the Delaware City and Paulsboro refineries with J. Aron include one-year renewal clauses upon six months' advance notice by mutual consent of both parties. The A&R Intermediation Agreements have not been renewed and are scheduled to expire July 1, 2017. If we are unable to negotiate an extension with J. Aron or enter into an alternative intermediation agreement, we will have to repurchase the inventories outstanding under the A&R Intermediation Agreement at that time.
At December 31, 2016, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $352.5 million. We accrue a corresponding liability for such intermediates and finished products.
Capital Spending
Net capital spending was $1,588.2 million for the year ended December 31, 2016, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries, the Torrance Acquisition, the PBFX Plains Asset Purchase and the final working capital settlement associated with the Chalmette Acquisition. We currently expect to spend an aggregate of $575.0 to $600.0 million in net capital expenditures during 2017, excluding PBFX, for facility improvements and refinery maintenance and turnarounds. Significant capital spending plans for 2017 include turnarounds for the FCC at our Delaware City refinery, several units at our Torrance refinery and several units at our

Chalmette refinery, as well as expenditures to meet Tier 3 requirements. In addition, PBFX expects to spend an aggregate of $75.0 to $100.0 million in net capital expenditures during 2017 primarily on growth projects.
On July 1, 2016 we acquired the Torrance refinery and related logistic assets. The purchase price for the Torrance Acquisition was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The purchase price and fair value allocation may be subject to adjustment pending completion of the final valuation which was still in process as of December 31, 2016. The transaction was financed through a combination of cash on hand including proceeds from our October 2015 Equity Offering and borrowings under our Revolving Loan.
Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2016. The table below does not include any contractual obligations with PBFX as these related party transactions are eliminated upon consolidation of our financial statements.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$2,185,333	$49,462	$575,371	$710,500	$850,000
Interest payments on debt facilities (a)	637,533	130,020	253,505	147,914	106,094
Operating Leases (b)	441,921	111,706	188,604	106,052	35,559
Purchase obligations (c):
Crude Supply and Inventory Intermediation Agreements	8,137,912	2,268,826	3,560,062	2,309,024	—
Other Supply and Capacity Agreements	1,269,562	187,443	328,399	195,324	558,396
Construction obligations	35,149	35,149	—	—	—
Environmental obligations (d)	161,488	10,231	22,537	10,750	117,970
Pension and post-retirement obligations (e)	263,723	13,413	17,648	19,012	213,650
Tax receivable agreement obligations (f)	611,392	—	146,615	79,025	385,752
Total contractual cash obligations	$13,744,013	$2,806,250	$5,092,741	$3,577,601	$2,267,421
(a)    Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Loan; (ii) the repayment of indebtedness incurred in connection with the Senior Secured Notes; (iii) the repayment of our catalyst lease obligations on their maturity dates; (iv) the repayment of outstanding amounts under the PBFX Revolving Credit Facility, the PBFX Term Loan and the PBFX Senior Notes; and (v) the repayment of outstanding amounts under the Rail Term Loan.
Interest payments on debt facilities include cash interest payments on the Senior Secured Notes, PBFX Term Loan, PBFX Revolving Credit Facility, PBFX Senior Notes, catalyst lease obligations, Rail Term Loan, plus cash payments for the commitment fees on the unused portion on our revolving credit facilities and letter of credit fees on the letters of credit outstanding at December 31, 2016. With the exception of our catalyst leases and outstanding borrowings on the PBFX Term Loan, we have no long-term debt maturing before 2019 as of December 31, 2016.
(b)    Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in the Commitments and Contingencies footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.” In support of our rail strategy, we have at times entered into agreements to lease or purchase crude railcars. A portion of these railcars were purchased via the Rail Facility entered into during 2014, which was repaid in full and terminated in connection with the execution of the PBF Rail Term Loan in 2016. Certain of these railcars were subsequently sold to third parties, which have leased the railcars back to us for periods of between four and seven years.

(c)    Purchase Obligations
We have obligations to repurchase certain intermediates and refined products under separate inventory intermediation agreements with J. Aron as further explained in the Summary of Significant Accounting Policies, Inventories and Accrued Expenses footnotes to our financial statements, “Item 8. Financial Statements and Supplementary Data.” Additionally, purchase obligations under "Crude Supply and Inventory Intermediation Agreements" include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2016 year end market prices.
Payments under "Other Supply and Capacity Agreements" include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2016.
(d)    Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded a liability in the amount of $10.8 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $16.7 million as of December 31, 2016.
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
In connection with the acquisition of the Chalmette refinery, the sellers provided $3.9 million financial assurance in the form of a surety bond to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. Additionally, we purchased a ten year $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the site.
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 thousand per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period.
In connection with the Torrance Acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded a liability of $142.5 million as of December 31, 2016, which reflects the current estimated cost of the remediation obligations, expected to be paid out over an average period of approximately 20 years. Additionally, we purchased a ten year $100.0 million environmental insurance policy to insure against unknown environmental liabilities.
In connection with the acquisition of all of our refineries, we assumed certain environmental obligations under regulatory orders unique to each site, including orders regulating air emissions from each facility.

(e)	Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained at the Employee Benefit Plans footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.”

(f)	Tax Receivable Agreement Obligations
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
PBF Energy expects to obtain funding for these payments by causing its subsidiaries to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2016 include the members of PBF LLC other than PBF Energy holding a 3.5% interest and PBF Energy holding a 96.5% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure and Our Class A Common Stock—In certain cases, payments by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement. These provisions may deter a change in control of our company.”
The table above reflects our estimated timing of payments under the tax receivable agreement assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement as of December 31, 2016.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2016, other than outstanding letters of credit of approximately $415.6 million and operating leases.
During 2015, in aggregate we sold 1,122 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements have varying terms from five to seven years. We received an aggregate cash payment for the railcars of approximately $168.3 million and expect to make payments totaling $99.4 million over the term of the lease for these railcars. In 2016, we sold approximately 120 of these railcars to optimize our railcar portfolio.
During the year ended December 31, 2016, we had additional railcar leases outstanding with terms of up to 10 years. We expect to make lease payments of $18.6 million over the remaining term of these additional agreements.

Critical Accounting Policies
The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with Note 2 to our financial statements, “Item 8. Financial Statements and Supplementary Data.” The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. As of December 31, 2016 and 2015, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $596.0 million and $1,117.3 million, respectively. The $596.0 million as of December 31, 2016, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.
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
Environmental Matters
Liabilities for future clean-up costs are recorded when environmental assessments and/or clean-up efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties. Additionally, in connection with the Torrance Acquisition on July 1, 2016, we assumed certain pre-existing environmental liabilities. While we believe that our current estimates of the amounts and timing of the costs related to the remediation of these liabilities are reasonable, we have had limited experience with these environmental obligations due to our short operating history. It is possible that our estimates of the costs and duration of the environmental remediation activities related to these liabilities could materially change.
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
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated until the next turnaround occurs (generally three to five years). While we believe that the estimates of time until the next turnaround are reasonable, it should be noted that factors such as competition, regulation or environmental matters could cause us to change our estimates thus impacting amortization expense in the future.
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
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, we refer to ASU 2014-09 and these additional ASUs as the "Updated Revenue Recognition Guidance").The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have established a working group to assess the Updated Revenue Recognition Guidance, including its impact on our business processes, accounting systems, controls and financial statement disclosures. Our preliminary expectation is that we will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition Guidance is applied prospectively. It is not anticipated that the Company will early adopt this new guidance. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Although our analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, we currently do not expect the new standard to have a material impact on the amount or timing of revenues recognized for the majority of our revenue arrangements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. We have established a working group to study the new guidance in ASU 2016-02. This working group was formed during 2016 and has recommended that we adopt this guidance using the modified retrospective. It is not anticipated that we will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on our consolidated financial statements and related disclosures. At this time, we have identified that the most significant impacts of this new guidance will be to bring nearly all leases on our balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases.
Refer to "Note 2 - Summary of Significant Accounting Policies" for additional Recently Issued Accounting Pronouncements.

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
At December 31, 2016 and 2015, we had gross open commodity derivative contracts representing 8.8 million barrels and 44.2 million barrels, respectively, with an unrealized net loss of $3.5 million and net gain $46.1 million, respectively. The open commodity derivative contracts as of December 31, 2016 expire at various times during 2017.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 29.4 million barrels and 26.8 million barrels at December 31, 2016 and December 31, 2015, respectively. The average cost of our hydrocarbon inventories was approximately $80.50 and $83.55 per barrel on a LIFO basis at December 31, 2016 and December 31, 2015, respectively, excluding the impact of LCM adjustments of approximately $596.0 million and $1,117.3 million, respectively. During 2016 and 2015, the market prices of our inventory declined to a level below our average cost and we wrote down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68 million.
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
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, AB 32 in California requires the state to reduce its GHG emissions to 1990 levels by 2020.
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.64 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $26.4 million annually.

The PBFX Revolving Credit Facility and the PBFX Term Loan bear interest at a variable rate and expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $3.3 million change in our interest expense, assuming we were to borrow all $360.0 million available under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $39.7 million.
In addition, we entered into the PBF Rail Term Loan in December 22, 2016 which bears interest at the one month LIBOR plus 200 basis points. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.4 million, assuming all $35.0 million remained outstanding.
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
Concentration Risk
For the years ended December 31, 2016, 2015 and 2014, no single customer accounted for 10% or more of our total sales.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2016. ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
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
On July 1, 2016, we completed the acquisition of the Torrance refinery and related logistics assets. We are in the process of integrating the related Torrance operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal controls over financial reporting of the acquired Torrance refinery and related logistics assets. We expect the integration of the related Torrance operations, including internal controls over financial reporting to be complete in the year ending December 31, 2017. The Torrance refinery and related logistics assets account for 17% of the Company's total assets and 12% of total revenues of the Company as of and for the year ended December 31, 2016.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, we conclude that as of December 31, 2016, the Company’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.
Changes in Internal Control Over Financial Reporting
On July 1, 2016, we completed the acquisition of the Torrance refinery and related logistics assets. We are in the process of integrating Torrance's operations, including internal controls over financial reporting. There has been no other change in our internal controls over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over our financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2017 Proxy Statement, incorporated herein by reference.
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

See also Executive Officers of the Registrant under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2017 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchasers of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans.”
Additional information required by this Item will be contained in our 2017 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2017 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item will be contained in our 2017 Proxy Statement, incorporated herein by reference.

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

2.1
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764) )

2.2
Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference to Exhibit 2.1 filed with PBF Logistics LP's Current Report on Form 8-K dated February 4, 2016 (File No. 001-36446))

2.3
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

2.4
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

3.1
Amended and Restated Certificate of Incorporation of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

3.2	Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764))

4.1
Third Supplemental Indenture, dated as of July 29, 2016, by and among PBF Holding Company LLC, the Guarantors named on the signature page thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

4.2
First Supplemental Indenture, dated as of July 29, 2016, among PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

4.3
Joinder Agreement dated May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP's Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446))

4.4
Indenture dated as of November 24, 2015, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and Form of 7.00% Senior Secured Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.5
Registration Rights Agreement dated November 24, 2015, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and UBS Securities LLC, as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.6
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee and Form of Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

4.7
Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 filed with PBF Logistics LP's Registration Statement on Form S-4 (Registration No. 333-206728))

4.8
Second Supplemental Indenture dated June 28, 2016, among PBF Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 filed with PBF Logistics LP's Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446))

4.9
Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

4.10
Indenture, dated as of February 9, 2012, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

4.11
First Supplemental Indenture, dated as of November 13, 2015, among Chalmette Refining, L.L.C., Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 filed with PBF Energy Inc.'s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764))

4.12
Second Supplemental Indenture, dated as of November 16, 2015, by and among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature page thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.8 filed with PBF Energy Inc.'s December 31, 2015 Form 10-K (File No. 001-35764))

10.1 **
Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated October 28, 2016 (File No. 001-35764))

10.2 **
Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.3
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.4
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.5
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.6
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.7
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.8
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.9
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.'s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.10
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.11
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.12
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.13
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.13 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.14
Consulting Agreement between PBF Investments LLC and Thomas D. O'Malley effective July 1, 2016 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated May 27, 2016 (File No. 001-35764))

10.15
Second Increase Agreement between PBF Logistics LP and Wells Fargo Bank, National Association dated as of May 19, 2016 (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP's Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446))

10.16 **
Form of Restricted Stock Award Agreement for Directors under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated May 5, 2016 (File No. 001-35764))

10.17**
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

10.18
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.19
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.20
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.21
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.22
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.23
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.24
Guaranty of Collection, dated as of May 12, 2015, by PBF Energy Company LLC with respect to the 6.875% Senior Notes due 2023 issued by PBF Logistics LP (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.25 **
Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O'Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.'s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764))

10.26
Amended and Restated Guaranty of Collection, dated as of September 30, 2014, by PBF Energy Company LLC with respect to the Term Loan and Security Agreement and Revolving Credit Agreement of PBF Logistics LP (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.27
Reaffirmation Agreement, dated as of December 5, 2014, by PBF Energy Company LLC with respect to the Amended and Restated Guaranty of Collection (incorporated by reference to Exhibit 10.8.1 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.28
Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection (incorporated by reference to Exhibit 10.8.2 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.29†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.30†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.31
Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated May 7, 2015 (File No. 001-35764))

10.32
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 7, 2014 (File No. 001-35764))

10.33
Term Loan and Security Agreement, dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.34
Revolving Credit Agreement, dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.35	Increase Agreement, dated as of December 5, 2014 (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP's Annual Report on Form 10-K dated February 26, 2015 (File No. 001-36446)).

10.36
Guaranty of Collection by PBF Energy Company LLC, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.37
Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference to Exhibit 3.1 filed with PBF Logistics LP's Current Report on Form 8-K dated September 19, 2014 (File No. 001-36446))

10.38
Contribution, Conveyance and Assumption Agreement dated as of May 14, 2014 by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.39
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.40
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764))

10.40.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP's Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446))

10.41
Contribution Agreement, dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.42
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.43
Contribution Agreement, dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 5, 2014 (File No. 001-35764))

10.44
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.45
Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.46	Exchange Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.47	Tax Receivable Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.48	Stockholders’ Agreement of PBF Energy Inc. (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.49
Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.50**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.51**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.52**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764))

10.53
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.54*/**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan

10.55**	PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.56**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Quarterly Report on Form 10-Q dated November 7, 2014 (File No. 001-35764))

10.57**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.58**
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP's Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446))

10.59**
Form of Phantom Unit Agreement for Employees, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP's Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024))

10.60**
Form of Phantom Unit Agreement for Non-Employee Directors, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 filed with PBF Logistics LP's Registration Statement on Form S-1, as amended originally filed on April 22, 2014 (File No. 333-195024))

10.61
Form of Indemnification Agreement between PBF Logistics LP, PBF Logistics GP LLC and each of the executive officers and directors of PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 10.11 filed with PBF Logistics LP's Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024))

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

We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Energy Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PBF Energy Inc. and subsidiaries

We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Torrance refinery and related logistics assets which was acquired on July 1, 2016 and whose financial statements constitute 17% of total assets and 12% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting of the Torrance refinery and related logistics assets. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2017

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $64,221 and $18,678, respectively)	$746,274	$944,320
Accounts receivable	620,175	454,759
Inventories	1,863,560	1,174,272
Deferred tax asset	—	371,186
Marketable securities - current (PBFX: $40,024 and $0, respectively)	40,024	—
Prepaid expense and other current assets	137,222	77,474
Total current assets	3,407,255	3,022,011

Property, plant and equipment, net (PBFX: $600,071 and $145,548, respectively)	3,328,770	2,356,638
Deferred tax assets	379,306	201,504
Marketable securities (PBFX: $0 and $234,258, respectively)	—	234,258
Deferred charges and other assets, net	506,596	290,713
Total assets	$7,621,927	$6,105,124

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$535,907	$315,653
Accrued expenses	1,467,684	1,119,189
Payable to related parties pursuant to tax receivable agreement	—	56,621
Deferred revenue	13,292	4,043
Current portion of long-term debt (PBFX: $39,664 and $0, respectively)	39,664	—
Total current liabilities	2,056,547	1,495,506

Delaware Economic Development Authority loan	—	4,000
Long-term debt (PBFX: $532,011 and $599,635, respectively)	2,108,570	1,836,355
Deferred tax liabilities	45,699	—
Payable to related parties pursuant to tax receivable agreement	611,392	604,797
Other long-term liabilities	229,035	68,609
Total liabilities	5,051,243	4,009,267

Commitments and contingencies (Note 14)

Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 109,204,047 shares outstanding at December 31, 2016, 97,781,933 shares outstanding at December 31, 2015	94	93
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 28 shares outstanding at December 31, 2016, 28 shares outstanding at December 31, 2015	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2016 and 2015	—	—
Treasury stock, at cost, 6,087,963 shares outstanding at December 31, 2016 and 6,056,719 shares outstanding at December 31, 2015	(151,547)	(150,804)
Additional paid in capital	2,245,788	1,904,751
Retained earnings / (Accumulated deficit)	(44,852)	(83,454)
Accumulated other comprehensive loss	(24,439)	(23,289)
Total PBF Energy Inc. equity	2,025,044	1,647,297
Noncontrolling interest	545,640	448,560
Total equity	2,570,684	2,095,857
Total liabilities and equity	$7,621,927	$6,105,124

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$15,920,424	$13,123,929	$19,828,155

Cost and expenses
Cost of sales, excluding depreciation	13,598,341	11,481,614	18,471,203
Operating expenses, excluding depreciation	1,423,198	904,525	883,140
General and administrative expenses	166,452	181,266	146,661
Loss (gain) on sale of assets	11,374	(1,004)	(895)
Depreciation and amortization expense	222,176	197,417	180,382
	15,421,541	12,763,818	19,680,491

Income from operations	498,883	360,111	147,664

Other income (expense)
Change in tax receivable agreement liability	12,908	18,150	2,990
Change in fair value of catalyst lease	1,422	10,184	3,969
Interest expense, net	(150,045)	(106,187)	(98,764)
Income before income taxes	363,168	282,258	55,859
Income tax expense (benefit)	137,650	86,725	(22,412)
Net income	225,518	195,533	78,271
Less: net income attributable to noncontrolling interests	54,707	49,132	116,508
Net income (loss) attributable to PBF Energy Inc. stockholders	$170,811	$146,401	$(38,237)

Weighted-average shares of Class A common stock outstanding
Basic	98,334,302	88,106,999	74,464,494
Diluted	103,606,709	94,138,850	74,464,494
Net income (loss) available to Class A common stock per share:
Basic	$1.74	$1.66	$(0.51)
Diluted	$1.74	$1.65	$(0.51)

Dividends per common share	$1.20	$1.20	$1.20

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$225,518	$195,533	$78,271
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	(42)	124	127
Net (loss) gain on pension and other post-retirement benefits	(2,550)	1,982	(12,465)
Total other comprehensive (loss) income	(2,592)	2,106	(12,338)
Comprehensive income	222,926	197,639	65,933
Less: Comprehensive income attributable to noncontrolling interests	54,618	49,233	115,261
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$168,308	$148,406	$(49,328)

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2014	39,665,473	$40	40	$—	$657,499	$3,579	$(6,988)	—	$—	$1,061,126	$1,715,256
Comprehensive income	—	—	—	—	—	(38,237)	(11,091)	—	—	115,261	65,933
Exercise of PBF Energy Company LLC warrants and options	—	—	—	—	—	—	—	—	—	(78)	(78)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(87,187)	(87,187)
Distributions to PBF Logistics public unit holders										(7,397)	(7,397)
Stock based compensation	24,896	—	—	—	5,573	—	—	—	—	1,608	7,181
Dividends	—	—	—	—	—	(88,613)	—	—	—	—	(88,613)
Record effect of Secondary Offering on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(105,005)	—	—	—	—	—	(105,005)
Effects of secondary offerings	48,000,000	48	—	—	942,341	—	(6,219)	—	—	(936,170)	—
Issuance of additional PBFX common units	—	—	—	—	8,017	—	—	—	—	(8,017)	—
Record non-controlling interest upon completion of PBFX offering						—	—	—	—	335,957	335,957
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	56,696	—	(1)	—	—	—	—	—	—	—	—
Treasury stock purchases	(5,765,946)	—	—	—	—	—	—	5,765,946	(142,731)	—	(142,731)
Balance, December 31, 2014	81,981,119	88	39	—	1,508,425	(123,271)	(24,298)	5,765,946	(142,731)	475,103	1,693,316
Comprehensive income	—	—	—	—	—	146,401	2,005	—	—	49,233	197,639
Exercise of warrants and options	12,766	—	—	—	2,797	—	—	—	—	(2,707)	90
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(19,386)	(19,386)
Distributions to PBF Logistics LP public unit holders	—	—	—	—	—	—	—	—	—	(23,458)	(23,458)
Stock based compensation	238,988	—	—	—	9,218	—	—	6,002	—	4,279	13,497
Dividends	—	—	—	—	—	(106,584)	—	—	—	—	(106,584)
Effects of secondary offering	3,804,653	4	(11)	—	40,968	—	(996)	—	—	(39,976)	—
Record effect of Secondary Offering on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(12,046)	—	—	—	—	—	(12,046)
Issuance of additional PBFX common units	—	—	—	—	11,390	—	—	—	—	(11,390)	—
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	529,178	—	—	—	—	—	—	—	—	—	—
October equity offering	11,500,000	1	—	—	343,999	—	—	—	—	—	344,000
Treasury stock purchases	(284,771)	—	—	—	—	—	—	284,771	(8,073)	—	(8,073)
Other	—	—	—	—	—	—	—	—	—	(89)	(89)
Noncontrolling Interest acquired in Chalmette Acquisition	—	—	—	—	—	—	—	—	—	16,951	16,951
Balance, December 31, 2015	97,781,933	$93	28	$—	$1,904,751	$(83,454)	$(23,289)	6,056,719	$(150,804)	$448,560	$2,095,857

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2015	97,781,933	$93	28	$—	$1,904,751	$(83,454)	$(23,289)	6,056,719	$(150,804)	$448,560	$2,095,857
Comprehensive Income	—	—	—	—	—	170,811	(2,503)	—	—	54,618	222,926
Exercise of warrants and options	11,650	—	—	—	1,058	—	—	—	—	(172)	886
Distributions to PBF Energy Company LLC members	—	—	—	—	—	(15,219)	—	—	—	(6,728)	(21,947)
Distributions to PBF Logistics LP public unit holders	—	—	—	—	—	—	—	—	—	(33,714)	(33,714)
Stock based compensation	320,458	—	—	—	18,296	—	—	—	—	4,360	22,656
Dividends	—	—	—	—	—	(117,486)	—	—	—	—	(117,486)
Effects of issuance of additional PBFX common units	—	—	—	—	54,944	—	—	—	—	83,434	138,378
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(2,613)	—	—	—	—	—	(2,613)
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	1,090,006	—	—	—	—	—	—	—	—	—	—
December equity offering	10,000,000	1			275,299	—	—	—	—	—	275,300
Treasury stock purchases	—	—	—	—	—	—	—	31,244	(743)	—	(743)
Other	—	—	—	—	(5,947)	496	1,353	—	—	(4,718)	(8,816)
Balance, December 31, 2016	109,204,047	$94	28	$—	$2,245,788	$(44,852)	$(24,439)	6,087,963	$(151,547)	$545,640	$2,570,684

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$225,518	$195,533	$78,271
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	232,948	207,004	188,209
Stock-based compensation	22,656	13,497	7,181
Change in fair value of catalyst lease obligation	(1,422)	(10,184)	(3,969)
Deferred income taxes	244,758	(5,607)	(49,387)
Change in tax receivable agreement liability	(12,908)	(18,150)	(2,990)
Non-cash change in inventory repurchase obligations	29,453	63,389	(93,246)
Non-cash lower of cost or market inventory adjustment	(521,348)	427,226	690,110
Pension and other post-retirement benefits costs	37,986	26,982	22,600
Loss (gain) on sale of assets	11,374	(1,004)	(895)

Changes in operating assets and liabilities:
Accounts receivable	(165,416)	97,636	45,378
Inventories	236,602	(271,892)	(394,031)
Prepaid expenses and other current assets	(54,341)	(3,661)	(17,057)
Accounts payable	217,566	(24,291)	(67,025)
Accrued expenses	217,820	(36,805)	61,785
Deferred revenue	9,249	2,816	(6,539)
Payable to related parties pursuant to tax receivable agreement	(50,771)	(67,643)	—
Other assets and liabilities	(27,790)	(34,422)	(2,070)
Net cash provided by operations	651,934	560,424	456,325

Cash flow from investing activities:
Acquisition of Torrance refinery and related logistics assets	(971,932)	—	—
Acquisition of Chalmette Refining, net of cash acquired	(2,659)	(565,304)	—
Expenditures for property, plant and equipment	(298,737)	(353,964)	(476,389)
Expenditures for deferred turnaround costs	(198,664)	(53,576)	(137,688)
Expenditures for other assets	(42,506)	(8,236)	(17,255)
Expenditure for PBFX Plains Asset Purchase	(98,373)	—	—
Proceeds from sale of assets	24,692	168,270	202,654
Purchase of marketable securities	(1,909,965)	(2,067,286)	(1,918,637)
Maturities of marketable securities	2,104,209	2,067,983	1,683,708
Net cash used in investing activities	$(1,393,935)	$(812,113)	$(663,607)

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters' discount and commissions	$138,378	$—	$340,957
Offering costs for issuance of PBFX common units	—	—	(5,000)
Exercise of Series A options and warrants of PBF Energy Company LLC, net	—	—	(78)
Distributions to PBF Energy Company LLC members other than PBF Energy	(21,947)	(19,386)	(87,187)
Distributions to PBFX public unit holders	(32,806)	(22,830)	(7,397)
Dividend payments	(117,486)	(106,584)	(88,613)
Proceeds from revolver borrowings	550,000	170,000	395,000
Repayments of revolver borrowings	(200,000)	(170,000)	(410,000)
Proceeds from Rail Facility revolver borrowings	—	102,075	83,095
Repayment of Rail Facility revolver borrowings	(67,491)	(71,938)	(45,825)
Proceeds from PBF Rail Term Loan	35,000	—	—
Proceeds from 2023 Senior Secured Notes	—	500,000	—
Proceeds from PBFX revolver borrowings	194,700	24,500	275,100
Repayment of PBFX revolver borrowings	(30,000)	(275,100)	—
Proceeds from PBFX Term Loan borrowings	—	—	300,000
Repayments of PBFX Term Loan borrowings	(194,536)	(700)	(65,100)
Proceeds from PBFX Senior Notes	—	350,000	—
Proceeds from sale of Class A common stock, net of underwriters' discount	275,300	344,000	—
Additional catalyst lease	15,586	—	—
Purchases of treasury stock	(743)	(8,073)	(142,731)
Deferred financing costs and other	—	(17,828)	(14,036)
Net cash provided by financing activities	543,955	798,136	528,185

Net (decrease) increase in cash and cash equivalents	(198,046)	546,447	320,903
Cash and equivalents, beginning of period	944,320	397,873	76,970
Cash and equivalents, end of period	$746,274	$944,320	$397,873

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$4,000	$4,000
Accrued construction in progress and unpaid fixed assets	35,595	7,974	33,296
Cash paid during year for:
Interest (including capitalized interest of $8,452, $3,529 and $7,517 in 2016, 2015 and 2014, respectively)	$146,051	$100,388	$98,499
Income taxes	3,841	124,040	65,500

See notes to consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. ("PBF Energy") was formed as a Delaware corporation on November 7, 2011 and is the sole managing member of PBF Energy Company LLC ("PBF LLC"), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC's members other than PBF Energy (refer to "Note 16 - Noncontrolling Interests" of our Notes to Consolidated Financial Statements).
PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Investments LLC ("PBF Investments"), Toledo Refining Company LLC ("Toledo Refining" or "TRC"), Paulsboro Refining Company LLC ("Paulsboro Refining" or "PRC"), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC ("Torrance Refining") and Torrance Logistics Company LLC are PBF LLC's principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding.
PBF LLC also consolidates a publicly traded master limited partnership, PBF Logistics LP ("PBFX"). On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX and all of its incentive distribution rights (refer to "Note 3 - PBF Logistics LP" of our Notes to Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC (refer to "Note 16 - Noncontrolling Interests" of our Notes to Consolidated Financial Statements). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
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
Public Offerings
In connection with certain of the secondary offerings completed in 2015, 2014 and 2013, investment funds associated with the initial investors in PBF LLC exchanged all of their PBF LLC Series A Units for an equal number of shares of PBF Energy Class A common stock which were subsequently sold to the public and, accordingly, no longer hold any PBF LLC Series A Units. The holders of PBF LLC Series B Units, which include certain current and former executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve. PBF Energy did not receive any proceeds from any of the secondary offerings.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Certain other follow-on equity offerings were made to the public. On October 13, 2015, PBF Energy completed a public offering of an aggregate of 11,500,000 shares of its Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344,000, after deducting underwriting discounts and commissions and other offering expenses (the "October 2015 Equity Offering"). Additionally, on December 19, 2016, the Company completed a public offering of an aggregate of 10,000,000 shares of Class A common stock for net proceeds of $274,300, after deducting underwriting discounts and commissions and other estimated offering expenses (the "December 2016 Equity Offering").
As a result of the equity offerings described above and certain other transactions such as stock option exercises, as of December 31, 2016, the Company now owns 109,204,047 PBF LLC Series C Units and the Company's current and former executive officers and directors and certain employees beneficially own 3,920,902 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 96.5% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.5% of the voting power in the Company.
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
Reclassification
Certain amounts previously reported in the Company's consolidated financial statements for prior periods have been reclassified to conform to the 2016 presentation. These reclassifications include certain details about accrued expenses and deferred charges and other assets in those respective footnotes.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
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
Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The Company does not routinely sell marketable securities prior to their scheduled maturity dates. Some of the Company's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as current assets. As of December 31, 2016, these investments are used as collateral to secure the PBFX Term Loan (as defined below) and are intended to be used only to fund future PBFX capital expenditures.
Concentrations of Credit Risk
For the years ended December 31, 2016, 2015 and 2014 no single customer amounted to greater than or equal to 10% of the Company's revenues.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2016. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil Oil Corpoation and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
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
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron, will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. These purchases and sales were settled monthly at the daily market prices related to those products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to J. Aron. Additionally, J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2016 and 2015.
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
Stock-Based Compensation
Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by the Company to certain employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and restricted PBF LLC Series A Units and restricted PBF Energy Class A common stock granted to certain directors and officers. The estimated fair value of the options to purchase PBF Energy Class A common stock and the PBF LLC Series A warrants and options is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in general and administration expense with forfeitures recognized in the period they occur.
Additionally, stock-based compensation also includes unit-based compensation provided to certain officers, non-employee directors and seconded employees of PBFX's general partner, PBF GP, or its affiliates, consisting of

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX phantom units. The fair value of PBFX's phantom units are measured based on the fair market value of the underlying common units on the date of grant based on the common unit closing price on the grant date. The estimated fair value of PBFX's phantom units is amortized over the vesting period using the straight-line method. Awards vest over a four year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are also included in general and administrative expenses with forfeitures recognized in the period they occur.
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $639,340 as of December 31, 2016, of which the majority is expected to be realized over 10 years as the tax basis of these assets is amortized.
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
The Federal tax returns for all years since 2013 and state tax returns for all years since 2012 or 2013 (see "Note 20 - Income Taxes") are subject to examination by the respective tax authorities.
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
Recently Issued Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which changed existing consolidation requirements associated with the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The Company has adopted this guidance retrospectively. The adoption of this guidance did not result in any change to the Company's consolidation conclusions or impact its financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the "Updated Revenue Recognition Guidance").The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Company's business processes, accounting systems, controls and financial statement disclosures. The Company's preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition Guidance is applied prospectively. It is not anticipated that the Company will early adopt this new guidance. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Although the Company's analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, the Company currently does not expect the new standard to have a material impact on the amount or timing of revenues recognized for the majority of its revenue arrangements.
In November 2015, the FASB issued ASU 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17") which is intended to simplify the presentation of deferred taxes in a classified balance sheet. This guidance states that deferred tax assets and deferred tax liabilities should be presented as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted as of the beginning of an annual or interim period after issuance of the ASU. The Company early adopted the new standard in its consolidated financial statements and related disclosures on a prospective basis. As such, $371,186 of current deferred tax assets as of December 31, 2015 has not been reclassified to non-current deferred tax assets.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has established a working group to study and lead implementation of the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases entered into by the Company and its subsidiaries for further analysis as the implementation project progresses. It is not anticipated that the Company will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures. At this time, the Company has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases.
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
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control" ("ASU 2016-17"), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU do not change the characteristics of a primary beneficiary in current GAAP. The amendments in this ASU require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. ASU 2016-2017 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under ASU 2017-01, it is expected that the definition of a business will be narrowed and more consistently applied. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. The Company will apply the provisions of this guidance for determining if it has acquired a business or a set of assets for future acquisitions, if any, after it becomes effective.
3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of December 31, 2016, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. In addition, subsequent to the Plains Asset Purchase (as defined in "Note 4 -Acquisitions"), PBFX has begun to generate third-party revenue related to the East Coast Terminals. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Public Offerings
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,625, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86,753, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the "2016 PBFX Offerings").
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
TVPC Contribution Agreement
On August 31, 2016, PBFX entered into a contribution agreement (the "TVPC Contribution Agreement") between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the San Joaquin Valley Pipeline system (which was acquired as a part of the Torrance Acquisition, as defined in “Note 4 - Acquisitions”), including the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capability (collectively, the “Torrance Valley Pipeline”). The total consideration paid to PBF LLC was $175,000, which was funded by PBFX with $20,000 of cash on hand, $76,200 in proceeds from the sale of marketable securities, and $78,800 in net proceeds from the PBFX August 2016 Equity Offering. PBFX borrowed an additional $76,200 under the PBFX Revolving Credit Facility, which was used to repay $76,200 of the PBFX Term Loan (as defined in "Note 10 - Credit Facility and Long-term Debt") in order to release $76,200 in marketable securities that had collateralized the PBFX Term Loan.
As of December 31, 2016, PBF LLC holds a 44.2% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 55.8% limited partner interest held by the

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

public unit holders. PBF LLC also owns all of the IDRs and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
4. ACQUISITIONS
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located in Torrance, California, is a high-conversion, delayed-coking refinery. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from four to five and expands the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the PADD 5 market.
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
The aggregate purchase price for the Torrance Acquisition was $521,350 in cash after post-closing purchase price adjustments, plus final working capital of $450,582. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from our October 2015 Equity Offering, and borrowings under PBF Holding's asset based revolving credit agreement (the "Revolving Loan").
The Company accounted for the Torrance Acquisition as a business combination under GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The final purchase valuation was in process as of December 31, 2016 as the purchase price and fair value allocation may be subject to adjustment pending completion of our assessment of the estimated costs and duration of certain assumed pre-existing environmental obligations.
The total purchase consideration and the fair values of the assets and liabilities at the acquisition date, which may be subject to adjustment as noted above, were as follows:

Purchase Price
Gross purchase price	$537,500
Working capital	450,582
Post close purchase price adjustments	(16,150)
Total consideration	$971,932

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Inventories	$404,542
Prepaid expenses and other current assets	1,186
Property, plant and equipment	703,443
Deferred charges and other assets, net	68,053
Accounts payable	(2,688)
Accrued expenses	(64,137)
Other long-term liabilities	(138,467)
Fair value of net assets acquired	$971,932
The Company’s consolidated financial statements for the year ended December 31, 2016 include the results of operations of the Torrance refinery and related logistics assets since July 1, 2016 during which period the Torrance refinery and related logistics assets contributed revenues of $1,977,204 and net income of $86,394. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with related financing.

	Year ended December 31,
(Unaudited)	2016	2015
Pro forma revenues	$16,999,435	$16,252,729
Pro forma net income (loss) attributable to PBF Energy Inc. stockholders	50,779	(62,420)
Pro forma net income (loss) available to Class A common stock per share:
Basic	$0.52	$(0.63)
Diluted	$0.51	$(0.63)
The unaudited amount of revenues and net income above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.
PBFX Plains Asset Purchase
On April 29, 2016, PBFX's wholly-owed subsidiary, PBF Logistics Products Terminals LLC, purchased four refined products terminals in the greater Philadelphia region (the "East Coast Terminals") from an affiliate of Plains All American Pipeline, L.P. , including product storage tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships (the "PBFX Plains Asset Purchase"). This acquisition expands PBFX's storage and terminaling footprint and introduces third-party customers to its revenue base.
The aggregate purchase price for the PBFX Plains Asset Purchase was $100,000, less working capital adjustments. The consideration for the transaction was funded by PBFX with $98,336 in proceeds from the sale of marketable securities. PBFX borrowed an additional $98,500 under the PBFX Revolving Credit Facility, which was used to repay $98,336 of the PBFX Term Loan (as defined below) in order to release $98,336 in marketable securities that had collateralized the PBFX Term Loan. Subsequent to the closing of the Plains Asset Purchase, the Partnership recorded an adjustment to the preliminary estimate for working capital of $37 as an increase to Prepaid expenses and other current assets.

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
The Company’s consolidated financial statements for the year ended December 31, 2016 include the results of operations of the East Coast Terminals since April 29, 2016 during which period the East Coast Terminals contributed third party revenues of $11,871 and net income of $1,830. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the PBFX Plains Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the PBFX Plains Asset Purchase and interest expense associated with related financing.

	Year ended December 31,
(Unaudited)	2016	2015
Pro forma revenues	$15,927,218	$13,141,301
Pro forma net income attributable to PBF Energy Inc. stockholders	174,393	143,967
Pro forma net income available to Class A common stock per share:
Basic	$1.77	$1.45
Diluted	$1.77	$1.43
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
The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus inventory and final working capital of $245,963. As described below, the valuation of the working capital was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under PBF Holding's Revolving Loan.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company’s consolidated financial statements for the year ended December 31, 2016 include the results of operations of the Chalmette refinery for the full year. The Company’s consolidated financial statements for the year ended December 31, 2015 include the results of operations of the Chalmette refinery since November 1, 2015 during which period the Chalmette refinery contributed revenues of $643,267 and net income of $53,539. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Chalmette acquisition financing.

Year ended December 31,
(Unaudited)	2015
Pro forma revenues	$16,811,922
Pro forma net income attributable to PBF Energy Inc. stockholders	263,606
Pro forma net income available to Class A common stock per share:
Basic	$2.72
Diluted	$2.70
The unaudited amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Torrance Acquisition, the PBFX Plains Asset Purchase, the Chalmette Acquisition and other pending and non-consummated acquisitions of $17,510 and $5,833 in the years ended December 31, 2016 and 2015, respectively. Acquisition related expenses were not material for the year ended December 31, 2014. These costs are included in the consolidated income statement in General and administrative expenses.

5. INVENTORIES
Inventories consisted of the following:

December 31, 2016
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,102,007	$—	$1,102,007
Refined products and blendstocks	915,397	352,464	1,267,861
Warehouse stock and other	89,680	—	89,680
	$2,107,084	$352,464	$2,459,548
Lower of cost or market adjustment	(492,415)	(103,573)	(595,988)
Total inventories	$1,614,669	$248,891	$1,863,560

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
Due to the lower crude oil and refined product pricing environment beginning at the end of 2014 and continuing throughout 2015 and 2016, the Company recorded adjustments to value its inventories to the lower of cost or market. During the year ended December 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $521,348 and $317,704, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $595,988 at December 31, 2016. During the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $427,226 and $258,045, respectively, reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $1,117,336 at December 31, 2015.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. We recorded a pre-tax charge related to a LIFO layer decrement of $11,746 in the Refining segment during the year ended December 31, 2016. No such LIFO decrement was recorded in the year ended December 31, 2015.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Land	$352,607	$93,673
Process units, pipelines and equipment	3,013,801	2,368,224
Buildings and leasehold improvements	50,711	34,265
Computers, furniture and fixtures	82,120	72,672
Construction in progress	307,659	150,393
	3,806,898	2,719,227
Less—Accumulated depreciation	(478,128)	(362,589)
	$3,328,770	$2,356,638
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $116,629, $94,781 and $114,919, respectively. The Company capitalized $8,452 and $3,529 in interest during 2016 and 2015, respectively, in connection with construction in progress.
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

7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2016	December 31, 2015
Deferred turnaround costs, net	$302,919	$177,236
Catalyst, net	114,788	77,725
Linefill	19,485	13,504
Restricted cash	—	1,500
Environmental credits	51,636	10,829
Intangible assets, net	577	219
Other	17,191	9,700
Total deferred charges and other assets, net	$506,596	$290,713

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $105,547, $102,636 and $65,452 for the years ended December 31, 2016, 2015 and 2014 respectively. The restricted cash consisted primarily of cash held as collateral securing the PBF Rail credit facility.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2016	December 31, 2015
Gross amount	$3,996	$3,597
Accumulated amortization	(3,419)	(3,378)
Net amount	$577	$219

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
Inventory-related accruals	$810,027	$548,800
Inventory intermediation arrangements	225,524	252,380
Accrued transportation costs	89,830	91,546
Excise and sales tax payable	86,046	34,129
Renewable energy credit and emissions obligations	70,158	19,472
Accrued utilities	44,190	25,192
Accrued construction in progress	35,149	7,400
Accrued interest	28,570	24,806
Accrued salaries and benefits	17,466	61,011
Environmental liabilities	9,434	2,178
Customer deposits	9,215	20,395
Other	42,075	31,880
	$1,467,684	$1,119,189

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of December 31, 2016, a liability is recognized for the inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the A&R Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures to address environmental compliance and greenhouse gas and other emissions, including AB 32 in California. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs, which have contributed to the increase in accrued environmental liabilities and emission obligations following the Torrance Acquisition.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

9. DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN
In June 2010, in connection with the Delaware City acquisition, the Delaware Economic Development Authority (the “Authority”) granted the Company a $20,000 loan to assist with operating costs and the cost of restarting the refinery. The loan converted to a grant in tranches of $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In December 2016, the Company received confirmation from the Authority that the final tranche had satisfied the conditions necessary to be converted to a grant. Accordingly, there was no outstanding balance under the Delaware Economic Development Authority Loan at December 31, 2016.

10. CREDIT FACILITY AND LONG-TERM DEBT

PBF Holding Revolving Loan

On August 15, 2014, PBF Holding amended and restated the terms of the Revolving Loan to, among other things, increase the commitment from $1,610,000 to $2,500,000, and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated agreement also increased the sublimit for letters of credit from $1,000,000 to $1,500,000 and reduced the combined LC Participation Fee and Fronting Fee paid on each issued and outstanding letter of credit. The LC Participation Fee ranges from 1.25% to 2.0% depending on the Company's senior secured debt rating and the Fronting Fee is equal to 0.25%.

An accordion feature allows for increases in the aggregate commitment of up to $2,750,000. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2,600,000 and $2,635,000, respectively. At the option of PBF Holding, advances under the Revolving Loan bear interest either at the Alternate Base Rate plus the Applicable Margin, or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's senior secured debt rating. Interest is paid in arrears, either quarterly in the case of Alternate Base Rate Loans or at the maturity of each Adjusted LIBOR Rate Loan.

Advances under the Revolving Loan, plus all issued and outstanding letters of credit may not exceed the lesser of $2,635,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time.

The Revolving Loan contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt; distributions, dividends and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of its business or its fiscal year; the ability to amend the terms of the Senior Secured Notes documents; and sale and leaseback transactions.

In addition, the Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the Financial Covenant Testing Amount), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0.

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

The outstanding borrowings under the Revolving Loan as of December 31, 2016 was $350,000. There were no outstanding borrowings under the Revolving Loan as of December 31, 2015. Standby letters of credit were $411,997 and $351,511 as of December 31, 2016 and 2015, respectively.

PBFX Credit Facilities

On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into a five-year, $275,000 senior secured revolving credit facility (the “PBFX Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “PBFX Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The PBFX Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014 and from $325,000 to $360,000 in May 2016.

The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. PBFX can increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $240,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the PBFX Revolving Credit Facility and certain cash management and hedging obligations designated by PBFX are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets (including PBFX’s equity interests in Delaware City Terminaling Company LLC) and those of PBFX’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the PBFX Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the PBFX Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Facility.

The PBFX Term Loan was used to fund a distribution to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount (refer to "Note 11 - Marketable Securities"). Borrowings under the PBFX Term Loan bear interest either at the Base Rate (as defined in the PBFX Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.

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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Additionally, under the terms of the PBFX Revolving Credit Facility, PBFX is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as PBFX obtains an investment grade credit rating, a Consolidated Interest Coverage Ratio (as defined in the PBFX Revolving Credit Facility) of at least 2.50 to 1.00; (b) a Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) PBFX has issued at least $100,000 of unsecured notes, and (ii) in addition to clause (i), upon the consummation of a Material Permitted Acquisition (as defined in the PBFX Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by PBFX by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted Consolidated Total Coverage Ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”), provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)); and (c) after PBFX has issued at least $100,000 of unsecured notes, a Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The PBFX Revolving Credit Facility generally prohibits PBFX from making cash distributions (subject to certain exceptions) except for so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by PBFX's partnership agreement, PBFX may make cash distributions to its unit holders up to the amount of PBFX’s Available Cash (as defined in the partnership agreement).

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

The PBFX Revolving Credit Facility and the PBFX Term Loan may be repaid, from time-to-time, without penalty. As of December 31, 2016, there were $189,200 of borrowings and $3,610 of letters of credit outstanding under the PBFX Revolving Credit Facility, $39,664 outstanding under the PBFX Term Loan and $350,000 outstanding under the PBFX Senior Notes. At December 31, 2015, there were $24,500 of borrowings and $2,000 of letters of credit outstanding under the PBFX Revolving Credit Facility, $234,200 outstanding under the PBFX Term Loan and $350,000 outstanding under the PBFX Senior Notes.

PBFX Senior Notes

On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance,” and together with the Partnership, the “Issuers”), the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the "PBFX Senior Notes"). The initial purchasers in the offering purchased $330,090 aggregate principal amount of PBFX Senior Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of PBFX Senior Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and offering expenses, and used such proceeds to pay $88,000 of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255,000 of outstanding indebtedness under the PBFX Revolving Credit Facility.

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

PBF Rail Revolving Credit Facility

Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of banks, including Credit Agricole Corporate & Investment Bank as Administrative Agent. The primary purpose of the Rail Facility was to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars before December 2015. The Rail Facility was amended on two occasions in 2015 and 2016. On December 22, 2016, the Rail Facility was repaid in full and terminated in connection with the issuance of the PBF Rail Term Loan (defined below).

There was no amount outstanding under the Rail Facility at December 31, 2016. There was $67,491 outstanding under the Rail Facility at December 31, 2015.

PBF Rail Term Loan

On December 22, 2016, PBF Rail entered into a $35,000 term loan (the “PBF Rail Term Loan”) with DVB Bank SE (“DVB”). The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus 2.0%. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible railcars; (ii) the Debt Service Reserve Account; and (iii) PBF Holding's membership interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.

As of December 31, 2016, there was $35,000 outstanding under the PBF Rail Term Loan.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Senior Secured Notes

On February 9, 2012, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation, completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the "2020 Senior Secured Notes"). The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay all of the outstanding indebtedness plus accrued interest owed under the Toledo Promissory Note, the Paulsboro Promissory Note, and the Term Loan, as well as to reduce the outstanding balance of the Revolving Loan.

On November 24, 2015, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation, completed an offering of $500,000 in aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secured Notes, the "Senior Secured Notes"). The net proceeds from this offering were approximately $490,000 after deducting the initial purchasers’ discount and offering expenses. The Company used the proceeds for general corporate purposes, including to fund a portion of the purchase price for the acquisition of the Torrance refinery and related logistics assets.

The 2023 Senior Secured Notes included a registration payment arrangement whereby the Company agreed to use commercially reasonable efforts to consummate an offer to exchange the 2023 Senior Secured Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on December 1, 2016 and the exchange was consummated on January 19, 2017. As the exchange offer was not consummated by November 24, 2016, additional interest was added at a rate of 0.25% per annum for the period from November 24, 2016 through the consummation of the exchange. As a result, the Company recognized approximately $127 of additional interest expense in 2016.

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

In addition, the Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities including limitations on PBF Holding's and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue certain preferred stock; make equity distributions, pay dividends on or repurchase capital stock or make other restricted payments; enter into transactions with affiliates; create liens; engage in mergers and consolidations or otherwise sell all or substantially all of its assets; designate subsidiaries as unrestricted subsidiaries; make certain investments; and limit the ability of restricted subsidiaries to make payments to PBF Holding.

At all times after (a) a covenant suspension event (which requires that the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.

Catalyst Leases

Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metals catalyst to a major commercial bank and then leased the catalyst back. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, which is generally three years. At the maturity of each lease, the Company must repurchase the precious metals catalyst in question at its then fair market value. The Company believes that there is a substantial market for precious metals catalyst leases and that it will be able

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

to release such catalyst at maturity. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.

Details on the catalyst leases at each of the Company's refineries as of December 31, 2016 are included in the following table:

	Annual lease fee	Annual interest rate	Expiration date
Paulsboro catalyst lease	$140	2.20%	December 2019
Delaware City catalyst lease	$210	1.95%	October 2019
Delaware City catalyst lease - Palladium	$30	2.05%	October 2019
Toledo catalyst lease	$331	1.99%	June 2017 *
Chalmette catalyst lease	$185	3.85%	November 2018
Chalmette catalyst lease	$171	2.20%	November 2019
Torrance catalyst lease	$143	1.78%	July 2019
* The Toledo catalyst lease is included in long-term debt as of December 31, 2016 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst lease is not renewed at maturity.

Long-term debt outstanding consisted of the following:

	December 31, 2016	December 31, 2015
2020 Senior Secured Notes	$670,867	$669,644
2023 Senior Secured Notes	500,000	500,000
Revolving Loan	350,000	—
PBF Rail Term Loan	35,000	—
PBFX Revolving Credit Facility	189,200	24,500
PBFX Term Loan	39,664	234,200
PBFX Senior Notes	350,000	350,000
Rail Facility	—	67,491
Catalyst leases	45,969	31,802
Unamortized deferred financing costs	(32,466)	(41,282)
	2,148,234	1,836,355
Less—Current maturities	39,664	—
Long-term debt	$2,108,570	$1,836,355

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2017	$49,462
2018	4,941
2019	570,430
2020	670,867
2021	35,000
Thereafter	850,000
$2,180,700

11. MARKETABLE SECURITIES
The U.S. Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the “PBFX Term Loan”). PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet as current assets as of December 31, 2016. As described in "Note 4 - Acquisitions", PBFX sold $98,336 of marketable securities to fund the consideration for the PBFX Plains Asset Purchase during the three months ended June 30, 2016. As described in "Note 3 - PBF Logistics LP", PBFX sold $76,200 of marketable securities to partially fund the consideration used to acquire the 50% interest in TVPC pursuant to the TVPC Contribution Agreement in the third quarter of 2016.
As of December 31, 2016 and December 31, 2015 the Company held $40,024 and $234,258, respectively, in marketable securities. The gross unrecognized holding gains and losses for the years ended December 31, 2016 and December 31, 2015 were not material. The net realized gains or losses from the sale of marketable securities were not material for the years ended December 31, 2016 and December 31, 2015.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Defined benefit pension plan liabilities	$60,141	$42,509
Post-retirement medical plan liabilities	22,740	17,729
Environmental liabilities	145,928	8,189
Other	226	182
Total other long-term liabilities	$229,035	$68,609

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

13. RELATED PARTY TRANSACTIONS
The Company engaged Fuel Strategies International, Inc., the principal of which is the brother of the former Executive Chairman of the Board of Directors of the Company, to provide consulting services relating to petroleum coke and commercial operations. For the years ended December 31, 2016 and 2015 there were no charges under this agreement. For the year ended December 31, 2014, the Company incurred charges of $588 under this agreement. This agreement has expired and is no longer in force.
The Company has an agreement with the former Executive Chairman of the Board of Directors, for the use of an airplane that is owned by a company owned by the former Executive Chairman. The Company pays a charter rate that is the lowest rate this aircraft is chartered to third-parties. For the years ended December 31, 2016, 2015 and 2014, the Company incurred charges of $824, $957 and $1,214, respectively, related to the use of this airplane.
Effective July 1, 2016, PBF Investments LLC entered into a Consulting Services Agreement with the former Executive Chairman of the Board of Directors for executive consultation with respect to strategic, operational, business and financial matters. Consulting payments made under this agreement were $500 for the year ended December 31, 2016 and payments are expected to be $900 annually through the agreement expiration date of December 31, 2018.
As of December 31, 2013, each of Blackstone and First Reserve, the Company’s financial sponsors, had received the full return of its aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. The total amount distributed to the PBF LLC Series B Unit holders for the years ended December 31, 2016, 2015 and 2014 was $6,152, $19,592 and $130,523, respectively.
14. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $129,768, $126,060, and $98,473 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $53,364, $36,139 and $40,444 under these supply agreements for the years ended December 31, 2016, 2015 and 2014, respectively.
The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2017	$157,200
2018	139,865
2019	115,907
2020	101,868
2021	59,670
Thereafter	189,013
Total obligations	$763,523

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Employment Agreements
PBF Investments ("PBFI") has entered into amended and restated employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between one and a half to 2.99 times their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.
Environmental Matters
The Company’s refineries, pipelines and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $10,792 recorded as of December 31, 2016 ($10,367 as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8%. At December 31, 2016 the undiscounted liability is $16,655 and the Company expects to make aggregate payments for this liability of $6,591 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of December 31, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
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
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,173 recorded as of December 31, 2016 represents the present value of expected future costs discounted at a rate of 1.83%. At December 31, 2016 the undiscounted liability is $2,377 and PBFX expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the "Order") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. In February 2017, Chalmette Refining and the LDEQ met to resolve the issues under the Order, including the assessment of an administrative penalty against Chalmette Refining. Although a resolution has not been finalized, the administrative penalty is anticipated to be approximately $700, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
It is reasonably possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, EPA notified the Chalmette refinery of its intent to bring an enforcement action on two (2) findings from the audit. No settlement or penalty demand has been received to date. It is reasonably possible that EPA will assess penalties in these matters but any such amount is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information, but no penalties have been assessed at this time. On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups and the board has 60 days to hold a public hearing and render a final decision.
On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and EPA have recently engaged in discussions regarding a potential settlement. It is reasonably possible that EPA will assess penalties in these but any such amount is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery (“PRC”). In settlement of the violations, the NJDEP has proposed that PRC pay a civil administrative penalty of $313, which includes $153 for a supplemental environmental project. If the offer is accepted, the remaining $160 shall be remitted by PRC within 30 days of receipt of the offer. This amount is not material to the Company, individually or in the aggregate.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $142,456 as of December 31, 2016, related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflects the current estimated cost of the remediation obligations. The Company expects to make aggregate payments for this liability of $35,677 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for specified notices of violation ("NOVs") issued by the Southern California Air Quality Management District ("SCAQMD"). in various years before the Company's ownership.
Additionally, subsequent to the acquisition, the Company received further NOVs from the SCAQMD as well as one from the City of Torrance related to alleged operational violations, emission discharges and/or flaring incidents at the refinery. No settlement or penalty demands have been received to date with respect to these NOVs. As the ultimate outcome is uncertain, the Company cannot currently estimate the final amount or timing of its resolution. It is reasonably possible that SCAQMD and/or the City of Torrance will assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The NOV alleges the facility operated equipment while it bypassed associated air pollution control equipment in violation of our facility permit to operate. Opacity from FCCU 2F-7 exceeded 40 percent on July 11, 2016 and July 14, 2016, aggregate over 3 minutes in one continuous hour. In addition, on October 13, 2016, a NOV was issued by the SCAQMD for alleged nuisance created from flaring associated with the October 11, 2016 Southern California Edison power disruption. On January 4, 2017, a NOV was also issued for an alleged discharge of air contaminants from Tank 1340x113 that caused a nuisance to a considerable number of persons or to the public. On January 13, 2017, a NOV was issued by the City of Torrance for allegedly failing to report a release or threatened release of hazardous material. On January 7, 2017, the Torrance refinery allegedly experienced a third release (January 3, January 4 and January 7) in a week of untreated Naphtha gas due to the generation of higher capacity from the Coker Unit. No settlement or penalty demand have been received to date with respect to these Notices. It is possible that SCAQMD and/or the City of Torrance will assess penalties in these matters in excess of $100 but any such amount is not expected to be material to the Company, individually or in the aggregate.
The Company's operations and many of the products it manufactures are subject to certain specific requirements of the Clean Air Act (the "CAA") and related state and local regulations. The CAA contains provisions that require capital expenditures for the installation of certain air pollution control devices at the Company's refineries. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - where 500 PPM sulfur is required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA published the final 2014-2016 standards under the Renewable Fuels Standard ("RFS") late in 2015 and issued final 2017 RFS standards in November 2016. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2017 standards. The final 2017 cellulosic standard is at approximately 135% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic “waiver credits” to comply in 2017 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and total renewable RIN requirements were raised (by 7% and 3% respectively) above the original proposed level in May 2016. Production of advanced RINs has been below what is needed for compliance in 2016. Obligated parties, such as the Company, will likely be relying on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2017. While the Company believes that total renewable RIN production will be adequate for 2016 needs, the new 2017 standard will put obligated parties up against the E10 blendwall leaving little flexibility. Compliance in 2017 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. The Company is currently evaluating the final standards, including any possible changes to the program following a new presidential administration, and they may have a material impact on the Company’s cost of compliance with RFS 2.
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
As a result of the Torrance Acquisition, the Company is subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”). AB 32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
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
The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the RFS. In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, PBF Holding and its subsidiaries ,Toledo Refining Company LLC and Delaware City Refining Company LLC ,were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The invalid RINs have been retired and the Company does not expect any settlement with the EPA to resolve this matter to be material.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.5% and 95.1% interest in PBF LLC as of December 31, 2016 and December 31, 2015, respectively. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of December 31, 2016 and December 31, 2015, the Company has recognized a liability for the tax receivable agreement of $611,392 and $661,418, respectively, reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
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
Information about the issued classes of PBF LLC units for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Series A Units	Series B Units	Series C Units
Balance—January 1, 2014	57,201,674	1,000,000	39,665,473
Secondary offering transaction	(48,000,000)	—	48,000,000
Issuances of restricted stock	—	—	30,348
Exercise of warrants and options	26,533	—	—
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(56,694)	—	56,694
Redemption of C Units in connection with stock repurchase	—	—	(5,765,946)
Surrender of units for tax withholding	(817)	—	(5,450)
Balance - December 31, 2014	9,170,696	1,000,000	81,981,119
Secondary offering transaction	(3,804,653)	—	3,804,653
Issuances of restricted stock	—	—	247,720
Exercise of warrants and options	149,974	—	12,766
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(529,178)	—	529,178
Redemption of C Units in connection with stock repurchase	—	—	(284,771)
Surrender of units for tax withholding	(1,481)	—	(8,732)
October 2015 equity offering	—	—	11,500,000
Balance - December 31, 2015	4,985,358	1,000,000	97,781,933
Issuances of restricted stock	—	—	320,458
Exercise of warrants and options	25,550	—	11,650
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(1,090,006)	—	1,090,006
December 2016 Equity Offering	—	—	10,000,000
Balance - December 31, 2016	3,920,902	1,000,000	109,204,047
The warrants and options exercised in the table above include both non-compensatory and compensatory PBF LLC Series A warrants and options.
Treasury Stock
The Company's Board of Directors authorized the repurchase of up to $300,000 of the Company's Class A common stock (the "Repurchase Program"). On September 26, 2016, the Company's Board of Directors approved a two year extension to the Repurchase Program. As a result of the extension, the Repurchase Program will expire on September 30, 2018. No repurchases of the Company's Class A common stock were made during the year ended December 31, 2016. From the inception of the Repurchase Program through December 31, 2016, the Company has purchased approximately 6.05 million shares of the Company's Class A common stock through open market transactions under the Repurchase Program, for a total of $150,804.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the Company's Class A common stock repurchase activity under the Repurchase Program:

	Number of shares purchased (1)	Cost of purchased shares
Shares purchased at December 31, 2014	5,765,946	$142,731
Shares purchased during 2015	284,771	8,073
Shares purchased at December 31, 2015	6,050,717	150,804
Shares purchased during 2016	—	—
Shares purchased at December 31, 2016	6,050,717	$150,804
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
As of December 31, 2016, the Company had $149,196 remaining in authorized expenditures under the Repurchase Program.
The Company also records Class A common stock surrendered to cover income tax withholdings for certain directors and employees and others pursuant to the vesting of certain awards under the Company’s equity-based compensation plans as treasury shares.
16. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
As a result of the PBF Energy IPO and the related reorganization transactions on December 18, 2012, PBF Energy became the sole managing member of, and had a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. In connection with the secondary offerings, Blackstone and First Reserve exchanged an aggregate 67,754,653 Series A Units of PBF LLC for an equivalent number of shares of Class A common stock of PBF Energy, which, along with certain other equity transactions, increased PBF Energy's interest in PBF LLC to approximately 96.5% and 95.1% as of December 31, 2016 and 2015, respectively.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentages of PBF Energy as of the completion dates of each of the equity offerings and year ends occurring in the years ended December 31, 2016, 2015 and 2014 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
January 1, 2014	57,201,674	39,665,473	96,867,147
	59.1%	40.9%	100%
January 10, 2014 - Secondary offering	42,201,674	54,665,473	96,867,147
	43.6%	56.4%	100%
March 26, 2014 - Secondary offering	27,213,374	69,670,192	96,883,566
	28.1%	71.9%	100%
June 17, 2014 - Secondary offering	9,213,374	87,670,832	96,884,206
	9.5%	90.5%	100%
December 31, 2014	9,170,696	81,981,119	91,151,815
	10.1%	89.9%	100%
February 6, 2015 - Secondary offering	5,366,043	85,768,077	91,134,120
	5.9%	94.1%	100%
October 13, 2015 - Equity offering	5,111,358	97,393,850	102,505,208
	5.0%	95.0%	100%
December 31, 2015	4,985,358	97,781,933	102,767,291
	4.9%	95.1%	100%
December 19, 2016 - Equity offering	4,120,902	109,004,047	113,124,949
	3.6%	96.4%	100%
December 31, 2016	3,920,902	109,204,047	113,124,949
	3.5%	96.5%	100%
Noncontrolling Interest in PBFX
PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 55.8% limited partner interest owned by public common unit holders as of December 31, 2016. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentages of PBFX as of the PBFX Offering, DCR West Rack Acquisition, the Toledo Storage Facility Acquisition, Delaware City Products Pipeline and Truck Rack Acquisitions, the 2016 PBFX Equity Offerings and the years ended December 31, 2016, 2015 and 2014 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
May 14, 2014	15,812,500	15,960,606	31,773,106
	49.8%	50.2%	100.0%
September 30, 2014	15,812,500	16,550,142	32,362,642
	48.9%	51.1%	100.0%
December 31, 2014	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
May 15, 2015	15,812,500	18,459,497	34,271,997
	46.1%	53.9%	100.0%
December 31, 2015	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
April 5, 2016	18,799,676	18,459,497	37,259,173
	50.5%	49.5%	100.0%
August 17, 2016	22,893,472	18,459,497	41,352,969
	55.4%	44.6%	100.0%
December 31, 2016	23,271,174	18,459,497	41,730,671
	55.8%	44.2%	100.0%
Noncontrolling Interest in PBF Holding
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded a noncontrolling interest in the earnings of these subsidiaries of $269 and $274 for the years ended December 31, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2016 and 2015:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$91,018	$17,225	$340,317	$2,095,857
Comprehensive income	168,308	14,509	269	39,840	222,926
Dividends and distributions	(132,705)	(6,728)	—	(33,714)	(173,147)
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	(2,613)	—	—	—	(2,613)
Issuance of additional PBFX common units	54,944	—	—	83,434	138,378
Stock-based compensation	18,296	—	—	4,360	22,656
Exercise of PBF LLC options and warrants, net	1,058	(172)	—	—	886
October 2015 Equity Offering	275,300	—	—	—	275,300
Treasury stock purchases	(743)	—	—	—	(743)
Record noncontrolling interest in Chalmette Acquisition	—	—	—	—	—
Other	(4,098)	44	(4,981)	219	(8,816)
Balance at December 31, 2016	$2,025,044	$98,671	$12,513	$434,456	$2,570,684

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,218,213	$138,734	$336,369	$1,693,316
Comprehensive income	148,406	14,627	34,606	197,639
Dividends and distributions	(106,584)	(19,386)	(23,458)	(149,428)
Record deferred tax asset and liabilities and tax receivable agreement associated with secondary offerings	(12,046)	—	—	(12,046)
Record allocation of noncontrolling interest upon completion of secondary offerings	39,976	(39,976)	—	—
Issuance of additional PBFX common units	11,390	—	(11,390)	—
Stock-based compensation	9,218	—	4,279	13,497
Exercise of PBF LLC options and warrants, net	2,797	(2,707)	—	90
October 2015 Equity Offering	344,000	—	—	344,000
Purchase of treasury stock	(8,073)	—	—	(8,073)
Record noncontrolling interest in Chalmette Acquisition	—	16,951	—	16,951
Other	—	—	(89)	(89)
Balance at December 31, 2015	$1,647,297	$108,243	$340,317	$2,095,857
Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss) arising from activity related to the Company’s defined benefit employee benefit plan and unrealized gain on available-for-sale securities. The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests of PBF Energy for the year ended December 31, 2016:

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income	$170,811	$54,707	$225,518
Other comprehensive income:
Unrealized loss on available for sale securities	(41)	(1)	(42)
Amortization of defined benefit plans unrecognized net loss	(2,462)	(88)	(2,550)
Total other comprehensive loss	(2,503)	(89)	(2,592)
Total comprehensive income	$168,308	$54,618	$222,926
The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2015:

	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interest	Total
Net income	$146,401	$49,132	$195,533
Other comprehensive income:
Unrealized gain on available for sale securities	118	6	124
Amortization of defined benefit plans unrecognized net gain	1,887	95	1,982
Total other comprehensive income	2,005	101	2,106
Total comprehensive income	$148,406	$49,233	$197,639
The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2014:

	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interest	Total
Net (loss) income	$(38,237)	$116,508	$78,271
Other comprehensive income (loss):
Unrealized gain on available for sale securities	115	12	127
Amortization of defined benefit plans unrecognized net loss	(11,206)	(1,259)	(12,465)
Total other comprehensive loss	(11,091)	(1,247)	(12,338)
Total comprehensive (loss) income	$(49,328)	$115,261	$65,933
17. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2016	2015	2014
PBF LLC Series A Unit compensatory warrants and options	$—	$—	$522
PBF Energy options	11,020	7,528	4,343
PBF Energy restricted shares	7,276	1,690	1,230
PBFX Phantom Units	4,360	4,279	1,086
	$22,656	$13,497	$7,181

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
The Company did not issue PBF LLC Series A Units compensatory warrants or options in 2016, 2015 or 2014.
The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2016, 2015 and 2014:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2014	841,079	10.52	7.40
Exercised	(32,934)	10.00	—
Forfeited	(6,666)	11.59	—
Outstanding at December 31, 2014	801,479	$10.53	6.41
Exercised	(160,700)	10.28	—
Forfeited	—	—	—
Outstanding at December 31, 2015	640,779	$10.59	5.46
Exercised	(27,833)	10.00	—
Forfeited	—	—	—
Outstanding at December 31, 2016	612,946	$10.62	4.47
Exercisable and vested at December 31, 2016	612,946	10.62	4.47
Exercisable and vested at December 31, 2015	640,779	$10.59	5.46
Exercisable and vested at December 31, 2014	753,985	$10.41	6.34
Expected to vest at December 31, 2016	612,946	$10.62	4.47
The total intrinsic value of stock options both outstanding and exercisable at December 31, 2016 was $10,577. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $461, $3,452, and $618, respectively.
There was no unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2016 or 2015.
Prior to 2014, members of management of the Company had also purchased an aggregate of 2,740,718 non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. There were no non-compensatory warrants exercised during the year ended December 31, 2016 (24,000 non-compensatory warrants were exercised at December 31, 2015). At December 31, 2016 and 2015, there were 32,719 non-compensatory warrants outstanding, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF LLC Series B Units
PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vested in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. The Series B Units fully vested during the year ended December 31, 2013. There was no activity in the Series B units for the years ended December 31, 2016, 2015 or 2014.
PBF Energy options and restricted stock
The Company grants awards of its Class A common stock under the 2012 Equity Incentive Plan which authorizes the granting of various stock and stock-related awards to directors, employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plan.
A total of 360,820, 247,720 and 30,348 shares of restricted Class A common stock were granted to certain directors, employees and management of the Company as of December 31, 2016, 2015 and 2014, respectively. The PBF Energy options and restricted Class A common stock vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The estimated fair value of PBF Energy options granted during the years ended December 31, 2016, 2015 and 2014 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2016	December 31, 2015	December 31, 2014
Expected life (in years)	6.25	6.25	6.25
Expected volatility	39.7%	38.4%	52.0%
Dividend yield	4.73%	3.96%	4.82%
Risk-free rate of return	1.42%	1.58%	1.80%
Exercise price	$26.18	$30.28	$24.78

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes activity for PBF Energy options for the years ended December 31, 2016, 2015 and 2014.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2014	1,320,000	$26.97	9.33
Granted	1,135,000	24.78	10.00
Exercised	—	—	—
Forfeited	(53,125)	25.44	—
Outstanding at December 31, 2014	2,401,875	$25.97	8.67
Granted	1,899,500	30.28	10.00
Exercised	(30,000)	25.79	—
Forfeited	(15,000)	26.38	—
Outstanding at December 31, 2015	4,256,375	$27.89	8.32
Granted	1,792,000	$26.18	10.00
Exercised	(11,250)	25.86	—
Forfeited	(66,500)	28.74	—
Outstanding at December 31, 2016	5,970,625	$27.37	8.02
Exercisable and vested at December 31, 2016	2,271,375	$27.23	7.21
Exercisable and vested at December 31, 2015	1,136,250	$26.22	7.61
Exercisable and vested at December 31, 2014	485,000	$26.66	8.21
Expected to vest at December 31, 2016	5,970,625	$27.37	8.02
The total estimated fair value of PBF Energy options granted in 2016 and 2015 was $11,346 and $14,512 and the weighted average per unit fair value was $6.33 and $7.64. The total intrinsic value of stock options outstanding and exercisable at December 31, 2016, was $11,676 and $3,914, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016 and 2015 was $5 and $133, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2016 was $21,323, which will be recognized from 2017 through 2020.
PBFX Phantom Units
PBF GP's board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “PBFX LTIP”) in connection with the completion of the PBFX Offering. The PBFX LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In the years ended December 31, 2016, 2015 and 2014, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common unit on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX's nonvested phantom units totaled $5,855 and $8,316 as of December 31, 2016 and 2015, respectively, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2016 and 2015, totaled $12,693 and $10,109, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

A summary of PBFX's unit award activity for the years ended December 31, 2016, 2015 and 2014 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	—	$—
Granted	285,522	26.57
Forfeited	(10,000)	26.74
Nonvested at December 31, 2014	275,522	$26.56
Granted	266,360	23.92
Vested	(137,007)	25.83
Forfeited	(1,500)	26.74
Nonvested at December 31, 2015	403,375	$25.06
Granted	284,854	19.95
Vested	(116,349)	25.24
Forfeited	(7,000)	23.20
Nonvested at December 31, 2016	564,880	$22.47
The PBFX LTIP provides for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards. A DER entitles the participant, upon vesting of the related phantom units, to a mandatory cash payments equal to the product of the number of vested phantom unit awards and the cash distribution per common unit paid by PBFX to its common unitholders. Cash payments made in connection with DERs are charged to partners’ equity, accrued and paid upon vesting.
18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $19,746, $12,753 and $11,364 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The non-union Delaware City employees and all Paulsboro, Toledo, Chalmette and Torrance employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero which resulted in the recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan was amended during 2013 to include all corporate employees, amended in 2014 to include Delaware City and Toledo employees, amended in 2015 to include Chalmette employees and amended in 2016 to include Torrance employees.
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2016 and 2015 were as follows:

	Pension Plans		Post-Retirement Medical Plan
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$100,011	$81,098	$17,729	$14,740
Service cost	36,359	24,298	1,047	967
Interest cost	3,096	2,974	528	558
Plan amendments	—	—	2,524	1,533
Benefit payments	(3,449)	(2,231)	(575)	(381)
Actuarial loss (gain)	(509)	(6,128)	1,487	312
Projected benefit obligation at end of year	$135,508	$100,011	$22,740	$17,729
Change in plan assets:
Fair value of plan assets at beginning of year	$57,502	$40,956	$—	$—
Actual return on plan assets	3,995	(13)	—	—
Benefits paid	(3,449)	(2,231)	(575)	(381)
Employer contributions	17,319	18,790	575	381
Fair value of plan assets at end of year	$75,367	$57,502	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$75,367	$57,502	$—	$—
Less benefit obligations at end of year	135,508	100,011	22,740	17,729
Funded status at end of year	$(60,141)	$(42,509)	$(22,740)	$(17,729)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2016 and 2015. The accumulated benefit obligation for the defined benefit plans approximated $108,838 and $80,897 at December 31, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post-Retirement Medical Plan
2017	$12,307	$1,202
2018	8,873	1,389
2019	11,027	1,653
2020	13,067	1,910
2021	16,079	2,018
Years 2022-2026	114,382	10,438
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $36,300 to the Company’s Pension Plans during 2017.
The components of net periodic benefit cost were as follows for the years ended December 31, 2016, 2015 and 2014:

	Pension Benefits			Post-Retirement Medical Plan
	2016	2015	2014	2016	2015	2014
Components of net period benefit cost:
Service cost	$36,359	$24,298	$19,407	$1,047	$967	$1,099
Interest cost	3,096	2,974	2,404	528	558	520
Expected return on plan assets	(4,681)	(3,422)	(2,156)	—	—	—
Amortization of prior service cost	53	53	39	541	326	258
Amortization of actuarial loss (gain)	1,043	1,228	1,033	—	—	(4)
Net periodic benefit cost	$35,870	$25,131	$20,727	$2,116	$1,851	$1,873
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
	2016	2015	2014	2016	2015	2014
Prior service costs (credits)	$—	$—	$529	$2,524	$1,533	$3,911
Net actuarial loss (gain)	176	(2,220)	8,151	1,487	312	1,201
Amortization of losses and prior service cost	(1,096)	(1,281)	(1,072)	(541)	(326)	(255)
Total changes in other comprehensive loss (income)	$(920)	$(3,501)	$7,608	$3,470	$1,519	$4,857

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2016, and 2015 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
	2016	2015	2016	2015
Prior service (costs) credits	$(476)	$(529)	$(5,983)	$(3,999)
Net actuarial (loss) gain	(18,975)	(19,841)	(1,878)	(391)
Total	$(19,451)	$(20,370)	$(7,861)	$(4,390)
The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2016 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2017:

	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service (costs) credits	$(53)	$(646)
Amortization of net actuarial (loss) gain	(452)	—
Total	$(505)	$(646)
The weighted average assumptions used to determine the benefit obligations as of December 31, 2016, and 2015 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2016	2015	2016	2015	2016	2015
Discount rate - benefit obligations	4.07%	4.17%	4.08%	4.22%	3.68%	3.76%
Rate of compensation increase	4.81%	4.81%	5.50%	5.50%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rates:
Effective rate for service cost	4.15%	4.25%	4.55%	4.17%	4.30%	4.55%	4.10%	4.32%	4.55%
Effective rate for interest cost	3.38%	3.31%	4.55%	3.20%	3.16%	4.55%	3.11%	3.09%	4.55%
Effective rate for interest on service cost	3.59%	3.51%	4.55%	3.63%	3.37%	4.55%	3.84%	4.04%	4.55%
Expected long-term rate of return on plan assets	7.00%	7.00%	6.70%	—%	—%	—%	—	—	—
Rate of compensation increase	4.81%	4.81%	4.64%	5.50%	5.50%	4.64%	—	—	—
The assumed health care cost trend rates as of December 31, 2016 and 2015 were as follows:

	Post-Retirement Medical Plan
	2016	2015
Health care cost trend rate assumed for next year	6.1%	6.1%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2038	2038

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical post-retirement benefits:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$14	$(13)
Effect on accumulated post-retirement benefit obligation	388	(367)
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2016 and 2015 by level of fair value hierarchy. Assets categorized in Level 2 of the hierarchy consist of collective trusts and are measured at fair value based on the closing net asset value ("NAV") as determined by the fund manager and reported daily. As noted above, the Company’s post retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient (Level 2)
	December 31,
	2016	2015
Equities:
Domestic equities	$23,451	$17,660
Developed international equities	10,736	8,320
Emerging market equities	5,164	4,017
Global low volatility equities	6,360	4,930
Fixed-income	29,576	22,495
Cash and cash equivalents	80	80
Total	$75,367	$57,502
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2016, the plan's target allocations for plan assets are 60% invested in equity securities and 40% fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

19. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2016	2015	2014
Gasoline and distillates	$14,017,350	$11,553,716	$17,050,096
Asphalt and blackoils	699,966	536,496	706,494
Chemicals	554,392	452,304	739,096
Feedstocks and other	388,358	315,042	922,003
Lubricants	260,358	266,371	410,466
Total Revenues	$15,920,424	$13,123,929	$19,828,155

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

20. INCOME TAXES
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see "Note 15 - Stockholders' and Members' Equity Structure"). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes. As a result, PBF Energy's consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX apart from the income tax expense of $1,378 and $648 for the years ended December 31, 2016 and 2015, respectively, attributable to those two C-Corporation subsidiaries of Chalmette Refining and income tax benefit of $8,412 for the year ended December 31, 2016 attributable to the subsidiary of PBF Holding.
The income tax provision (benefit) in the PBF Energy consolidated financial statements of operations consists of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Current expense (benefit):
Federal	$(87,829)	$77,954	$20,313
State	(19,279)	14,378	6,662
Total current	(107,108)	92,332	26,975

Deferred expense (benefit):
Federal	205,502	(27,046)	(38,556)
Foreign	(8,412)	28,157	—
State	47,668	(6,718)	(10,831)
Total deferred	244,758	(5,607)	(49,387)

Total provision (benefit) for income taxes	$137,650	$86,725	$(22,412)

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The difference between the PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Provision at Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.6%	4.6%	5.2%
Nondeductible/nontaxable items	0.1%	0.2%	(0.1)%
Manufacturer's benefit deduction	1.9%	(2.3)%	2.1%
Rate differential from foreign jurisdictions	1.5%	(6.3)%	—%
Provision to return adjustment	(0.4)%	—%	(3.8)%
Adjustment to deferred tax assets and liabilities for change in tax rates due to business mix	1.7%	5.1%	—%
Other	0.2%	0.9%	(1.5)%
Effective tax rate	44.6%	37.2%	36.9%

The Company's effective income tax rate for the years ended December 31, 2016, 2015 and 2014 including the impact of income attributable to noncontrolling interests of $54,707, $49,132 and $116,508 respectively, was 37.9%, 30.7% and (40.1)% respectively. The 2016 manufacturer’s benefit adjustment is primarily due to a change in inventory deductions realized on the Company's filed 2015 income tax returns which reduced the expected manufacturer’s benefit compared to the prior-year financial statements.
The Company's foreign earnings are taxed at a lower income tax rate as compared to its domestic operations. Accordingly, the Company recognized an income tax expense in for 2016 as its foreign entity’s operations resulted in a loss.
The Company recognized an income tax rate change in 2016 primarily driven by the acquisition of the Torrance refinery and related logistics assets in California, and a change in the Delaware statutes for calculating apportionment on the Delaware tax return. The rate change increased the Company’s effective tax rate primarily due to the reduction of deferred tax assets.
For financial reporting purposes, income (loss) before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

United States	$343,875	$170,829	$(106,337)
Foreign	(35,414)	62,297	45,688
Total income (loss) before income taxes attributable to PBF Energy Inc. stockholders	$308,461	$233,126	$(60,649)

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

A summary of the components of deferred tax assets and deferred tax liabilities follows:

	December 31, 2016	December 31, 2015
Deferred tax assets
Purchase interest step-up	$639,340	$698,477
Inventory	90,133	357,250
Pension, employee benefits and compensation	42,573	40,452
Hedging	8,696	8,384
Net operating loss carry forwards	128,283	—
Environmental liabilities	73,031	—
Other	5,859	22,557
Total deferred tax assets	987,915	1,127,120
Valuation allowances	—	—
Total deferred tax assets, net	987,915	1,127,120

Deferred tax liabilities
Property, plant and equipment	628,373	485,976
Inventory	22,269	29,502
Investment in partnership	—	13,665
Other	3,666	25,287
Total deferred tax liabilities	654,308	554,430
Net deferred tax assets	$333,607	$572,690

As of December 31, 2016, PBF Energy has federal and state income tax net operating loss carry forwards of $353,427 and $325,416, respectively, which will expire at various dates from 2027 through 2037. The Company has not recorded any valuation allowance against these assets based on the Company’s historical earnings, forecasted income, and the reversal of temporary differences, it is “more likely than not” that the deferred tax assets will be realized.
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2013
New Jersey	2012
Michigan	2012
Delaware	2013
Indiana	2013
Pennsylvania	2013
New York	2013
Louisiana	2015
PBF Energy does not have any unrecognized tax benefits.

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
Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. Additionally, PBFX acquired the East Coast Terminals in 2016 which was its first third party acquisition. Further, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third party customers through fee-based commercial agreements. Apart from the East Coast Terminals, PBFX currently does not generate significant third party revenue and, as such, intersegment related-party revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX was not considered to be a separate reportable segment. From a PBF Energy perspective, the Company's chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX's individual segments.
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
Disclosures regarding Company's reportable segments with reconciliations to consolidated totals for year ended December 31, 2016, 2015 and 2014 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Year Ended December 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,908,537	$187,335	$—	$(175,448)	$15,920,424
Depreciation and amortization expense	202,185	14,156	5,835	—	222,176
Income (loss) from operations (1)	550,577	112,055	(158,070)	(5,679)	498,883
Interest expense, net	2,938	30,433	116,674	—	150,045
Capital expenditures (2)	1,477,962	114,680	20,229	—	1,612,871

	Year Ended December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,123,929	$142,102	$—	$(142,102)	$13,123,929
Depreciation and amortization expense	181,147	6,582	9,688	—	197,417
Income (loss) from operations	441,033	96,376	(177,298)	—	360,111
Interest expense, net	17,061	21,254	67,872	—	106,187
Capital expenditures (3)	969,895	2,046	9,139	—	981,080

	Year Ended December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$19,828,155	$59,403	$—	$(59,403)	$19,828,155
Depreciation and amortization expense	162,326	4,473	13,583	—	180,382
Income (loss) from operations	283,646	20,514	(156,496)	—	147,664
Interest expense, net	23,618	2,672	72,474	—	98,764
Capital expenditures	577,896	47,805	5,631	—	631,332

	Balance at December 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,428,681	$748,130	$482,979	$(37,863)	$7,621,927

	Balance at December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,087,554	$422,902	$618,617	$(23,949)	$6,105,124

(1)
The Logistics segment includes 100% of the income from operations of TVPC as TVPC is consolidated by PBFX. PBFX records net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For the purposes of the consolidated PBF Energy financial statements, PBF Holding's equity income in investee and PBFX's net income attributable to noncontrolling interest eliminate in consolidation. As the acquisition of PBFX's 50% interest in TVPC was completed in the third quarter of 2016, there was no impact on comparative 2015 or 2014 disclosures.

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

(3)
The Refining segment includes capital expenditures of $565,304 for the acquisition of the Chalmette refinery on November 1, 2015, excluding the working capital settlement of $2,659 that was finalized in the first quarter of 2016.

(4)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income (loss) per Class A common share attributable to PBF Energy for the periods subsequent to the IPO:

	Year Ended December 31,
Basic Earnings Per Share:	2016	2015	2014
Numerator for basic net income (loss) per Class A common share net income attributable to PBF Energy Inc. stockholders	$170,811	$146,401	$(38,237)
Denominator for basic net income per Class A common share-weighted average shares	98,334,302	88,106,999	74,464,494
Basic net income (loss) attributable to PBF Energy per Class A common share	$1.74	$1.66	$(0.51)

Diluted Earnings Per Share:
Numerator:
Net income (loss) attributable to PBF Energy Inc. stockholders	$170,811	$146,401	$(38,237)
Plus: Net income attributable to noncontrolling interest (1)	14,903	14,257	—
Less: Income tax on net income per Class A common share (1)	(5,821)	(5,646)	—
Numerator for diluted net income (loss) per Class A common share net income attributable to PBF Energy (1)	$179,893	$155,012	$(38,237)

Denominator (1):
Denominator for basic net income (loss) per Class A common share-weighted average shares	98,334,302	88,106,999	74,464,494
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	4,865,133	5,530,568	—
Common stock equivalents (2)	407,274	501,283	—
Denominator for diluted net income (loss) per common share-adjusted weighted average shares	103,606,709	94,138,850	74,464,494
Diluted net income (loss) attributable to PBF Energy per Class A common share	$1.74	$1.65	$(0.51)

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

——————————

(1)
The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 39.1%, 39.6% and 40.2% effective tax rate for the years ended December 31, 2016, 2015 and 2014) attributable to the converted units. The potential conversion of 21,249,314 PBF LLC Series A Units for the year ended December 31, 2014 were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and related income tax expense associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock. Common stock equivalents excludes the effects of options to purchase 5,701,750, 2,943,750 and 2,401,875 shares of PBF Energy Class A common stock because they are anti-dilutive for the years ended December 31, 2016, 2015 and 2014, respectively.

23. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2016 and 2015.

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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Marketable securities	40,024	—	—	40,024	N/A	40,024
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969

	As of December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Marketable securities	234,258	—	—	234,258	N/A	234,258
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	$46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2016 and 2015, $9,440 and $9,325, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$3,543	$1,521
Purchases	—	—
Settlements	(1,149)	(15,222)
Unrealized (gain) loss included in earnings	(2,478)	17,244
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$(84)	$3,543

There were no transfers between levels during the years ended December 31, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$670,867	$696,098	$669,644	$706,246
Senior Secured Notes due 2023 (a)	500,000	498,801	500,000	492,452
PBFX Senior Notes (a)	350,000	346,135	350,000	321,722
PBFX Term Loan (b)	39,664	39,664	234,200	234,200
PBF Rail Term Loan (b)	35,000	35,000	—	—
Rail Facility (b)	—	—	67,491	67,491
Catalyst leases (c)	45,969	45,969	31,802	31,802
PBFX Revolving Credit Facility (b)	189,200	189,200	24,500	24,500
Revolving Loan (b)	350,000	350,000	—	—
	2,180,700	2,200,867	1,877,637	1,878,413
Less - Current maturities	39,664	39,664	—	—
Less - Unamortized deferred financing costs	32,466	n/a	41,282	n/a
Long-term debt	$2,108,570	$2,161,203	$1,836,355	$1,878,413

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

24. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s expired crude supply agreements contained purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2016, there were no barrels of crude oil and feedstocks (no barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. As of December 31, 2016, there were 2,942,348 barrels of intermediates and refined products (3,776,011 barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

December 31, 2015) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2016, there were 5,950,000 barrels of crude oil and 2,831,000 barrels of refined products (39,577,000 and 4,599,136, respectively, as of December 31, 2015), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2016 and December 31, 2015 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058
December 31, 2015:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511

Derivatives not designated as hedging instruments:
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508
December 31, 2015:
Commodity contracts	Accounts receivable	$46,127

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2016:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$—
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(29,453)
For the year ended December 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,251)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(59,323)
For the year ended December 31, 2014
Derivatives included with inventory supply arrangement obligations	Cost of sales	$4,428
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$88,818

Derivatives not designated as hedging instruments:
For the year ended December 31, 2016:
Commodity contracts	Cost of sales	$(55,557)
For the year ended December 31, 2015:
Commodity contracts	Cost of sales	$32,416
For the year ended December 31, 2014
Commodity contracts	Cost of sales	$146,016

Hedged items designated in fair value hedges:
For the year ended December 31, 2016:
Crude oil and feedstock inventory	Cost of sales	$—
Intermediate and refined product inventory	Cost of sales	$29,453
For the year ended December 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,251
Intermediate and refined product inventory	Cost of sales	$59,323
For the year ended December 31, 2014
Crude oil and feedstock inventory	Cost of sales	$(4,428)
Intermediate and refined product inventory	Cost of sales	$(88,818)

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2016, 2015 and 2014.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

25. SUBSEQUENT EVENTS
Dividend Declared
On February 16, 2017, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on March 13, 2017 to Class A common stockholders of record at the close of business on February 27, 2017.
PBFX Distributions
On February 16, 2017, PBFX announced a distribution of $0.45 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on March 13, 2017 to unit holders of record at the close of business on February 27, 2017.
Contribution Agreement
On February 15, 2017, PBF LLC entered into a contribution agreement with PBFX pursuant to which PBF LLC has agreed to contribute to PBFX all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC. The transaction is expected to close on February 28, 2017.
Storage Services Agreement
On February 15, 2017, the PBF Holding and PBFX’s wholly-owned subsidiary, PBFX Operating Company ("PBFX Op Co") entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which PBFX, through PBFX Op Co, will provide storage services to PBF Holding upon the earlier of November 1, 2017 and the completion of construction of a new tank at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank will be located and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank.

PBF ENERGY INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(unaudited, in thousands)
The following table summarizes quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts).

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$2,800,185	$3,858,467	$4,513,204	$4,748,568
(Loss) income from operations	(5,424)	234,770	129,710	139,827
Net (loss) income	(23,336)	120,648	56,444	71,762
Net (loss) income attributable to PBF Energy Inc. stockholders	(29,388)	103,530	42,111	54,558
(Loss) earnings per common share - assuming dilution	$(0.30)	$1.06	$0.43	$0.54

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$2,995,136	$3,550,664	$3,217,640	$3,360,489
Income (loss) from operations	172,410	273,796	92,267	(178,362)
Net income (loss)	103,119	158,460	55,495	(121,541)
Net income (loss) attributable to PBF Energy Inc. stockholders	87,321	135,810	42,799	(119,529)
Earnings (loss) per common share -assuming dilution	$1.00	$1.57	$0.49	$(1.24)

During the three months ended December 31, 2016, the Company recorded an adjustment to the lower of cost or market which resulted in a net pre-tax income impact of $200,515 reflecting the change in the lower of cost or market inventory reserve from $796,503 at September 30, 2016 to approximately $595,988 at December 31, 2016. During the three months ended December 31, 2015, the Company recorded an adjustment to the lower of cost or market which resulted in a net pre-tax income impact of $346,100 reflecting the change in the lower of cost or market inventory reserve from $771,300 at September 30, 2015 to approximately $1,117,300 at December 31, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 24, 2017

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board	February 24, 2017
(Thomas J. Nimbley)	of Directors (Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 24, 2017
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 24, 2017
(John Barone)	(Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 24, 2017
(Spencer Abraham)

/s/ Wayne Budd	Director	February 24, 2017
(Wayne Budd)

/s/ Gene Edwards	Director	February 24, 2017
(Gene Edwards)

/s/ William Hantke	Director	February 24, 2017
(William Hantke)

/s/ Dennis Houston	Director	February 24, 2017
(Dennis Houston)

/s/ Edward F. Kosnik	Director	February 24, 2017
(Edward F. Kosnik)

/s/ Robert J. Lavinia	Director	February 24, 2017
(Robert J. Lavinia)

/s/ Eija Malmivirta	Director	February 24, 2017
(Eija Malmivirta)