Form 10-Q
period 2017-03-31
PBF Energy Inc.
filed 2017-05-04
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of May 2, 2017, PBF Energy Inc. had outstanding 109,687,715 shares of Class A common stock and 27 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interests in PBF LLC as of March 31, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2017, PBF LLC also holds a 44.2% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources and expectations regarding future industry trends are forward-looking statements made under the safe harbor provisions of the PSLRA except to the extent such statements relate to the operations of a partnership or limited liability company. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Energy Inc., which we refer to as our 2016 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•our assumptions regarding payments arising under PBF Energy’s tax receivable agreement and other arrangements relating to our organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of our Class A common stock as contemplated by the tax receivable agreement, the price of our Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income;
•our expectations and timing with respect to our acquisition activity and whether such acquisitions are accretive or dilutive to shareholders;
•our expectations with respect to our capital improvement and turnaround projects;
•the status of an air permit to transfer crude through the Delaware City refinery’s dock;
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
•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as “AB32”), or from actions taken by environmental interest groups;
•market risks related to the volatility in the price of Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standards and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to successfully integrate the completed acquisition of the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”) into our business and realize the benefits from such acquisition;
•liabilities arising from the Torrance Acquisition that are unforeseen or exceed our expectations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $40,830 and $64,221, respectively)	$306,091	$746,274
Accounts receivable	610,213	620,175
Inventories	2,085,958	1,863,560
Marketable securities - current (PBFX: $40,054 and $40,024, respectively)	40,054	40,024
Prepaid expense and other current assets	82,975	137,222
Total current assets	3,125,291	3,407,255
Property, plant and equipment, net (PBFX: $635,003 and $608,802, respectively)	3,380,082	3,328,770
Deferred tax assets	398,787	379,306
Deferred charges and other assets, net	608,077	506,596
Total assets	$7,512,237	$7,621,927
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$380,575	$535,907
Accrued expenses	1,616,275	1,467,684
Deferred revenue	3,949	13,292
Current portion of long-term debt (PBFX: $0 and $39,664, respectively)	—	39,664
Total current liabilities	2,000,799	2,056,547
Long-term debt (PBFX: $532,427 and $532,011, respectively)	2,112,113	2,108,570
Payable to related parties pursuant to tax receivable agreement	611,392	611,392
Deferred tax liabilities	45,661	45,699
Other long-term liabilities	230,049	229,035
Total liabilities	5,000,014	5,051,243
Commitments and contingencies (Note 9)
Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 109,667,715 shares outstanding at March 31, 2017, 109,204,047 shares outstanding at December 31, 2016	94	94
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 27 shares outstanding at March 31, 2017, 28 shares outstanding at December 31, 2016	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2017 and December 31, 2016	—	—
Treasury stock, at cost, 6,088,345 shares outstanding at March 31, 2017 and 6,087,963 shares outstanding at December 31, 2016	(151,547)	(151,547)
Additional paid in capital	2,251,133	2,245,788
Retained earnings/(Accumulated deficit)	(108,829)	(44,852)
Accumulated other comprehensive loss	(24,135)	(24,439)
Total PBF Energy Inc. equity	1,966,716	2,025,044
Noncontrolling interest	545,507	545,640
Total equity	2,512,223	2,570,684
Total liabilities and equity	$7,512,237	$7,621,927

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$4,754,473	$2,800,185

Cost and expenses:
Cost of sales, excluding depreciation	4,196,767	2,412,095
Operating expenses, excluding depreciation	451,367	299,999
General and administrative expenses	43,830	37,582
Loss on sale of assets	883	—
Depreciation and amortization expense	60,932	55,933
	4,753,779	2,805,609

Income (loss) from operations	694	(5,424)

Other income (expenses):
Change in fair value of catalyst leases	(2,588)	(2,885)
Interest expense, net	(37,183)	(37,527)
Income (loss) before income taxes	(39,077)	(45,836)
Income tax expense (benefit)	(19,047)	(22,500)
Net income (loss)	(20,030)	(23,336)
Less: net income attributable to noncontrolling interests	11,047	6,052
Net income (loss) attributable to PBF Energy Inc. stockholders	$(31,077)	$(29,388)

Weighted-average shares of Class A common stock outstanding
Basic	108,760,374	97,809,384
Diluted	108,760,374	97,809,384
Net income (loss) available to Class A common stock per share:
Basic	$(0.29)	$(0.30)
Diluted	$(0.29)	$(0.30)

Dividends per common share	$0.30	$0.30

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(20,030)	$(23,336)
Other comprehensive income:
Unrealized gain on available for sale securities	27	306
Net gain on pension and other postretirement benefits	287	316
Total other comprehensive income	314	622
Comprehensive income (loss)	(19,716)	(22,714)
Less: comprehensive income attributable to noncontrolling interests	11,057	6,082
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(30,773)	$(28,796)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(20,030)	$(23,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	63,527	58,595
Stock-based compensation	6,025	3,350
Change in fair value of catalyst leases	2,588	2,885
Deferred income taxes	(19,520)	52,954
Non-cash change in inventory repurchase obligations	(23,124)	35,147
Non-cash lower of cost or market inventory adjustment	16,039	(59,063)
Pension and other post-retirement benefit costs	10,560	7,680
Loss on sale of assets	883	—

Changes in operating assets and liabilities:
Accounts receivable	9,962	(86,765)
Inventories	(238,437)	4,035
Prepaid expense and other current assets	54,247	(79,192)
Accounts payable	(187,042)	72,577
Accrued expenses	193,874	(9,375)
Deferred revenue	(9,343)	(889)
Other assets and liabilities	(25,573)	800
Net cash used in operations	(165,364)	(20,597)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(109,726)	(43,170)
Expenditures for deferred turnaround costs	(64,371)	(82,747)
Expenditures for other assets	(14,847)	(17,163)
Chalmette Acquisition working capital settlement	—	(2,659)
Purchase of marketable securities	(75,036)	(690,000)
Maturities of marketable securities	75,006	689,860
Net cash used in investing activities	$(188,974)	$(145,879)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members other than PBF Energy	$(1,152)	$(1,487)
Distributions to PBFX public unit holders	(10,487)	(6,694)
Dividend payments	(32,900)	(29,342)
Repayments of PBFX Term Loan borrowings	(39,664)	—
Repayment of PBF Rail Term Loan	(1,642)	—
Proceeds from revolver borrowings	200,000	—
Repayments of revolver borrowings	(200,000)	—
Net cash used in financing activities	(85,845)	(37,523)

Net decrease in cash and cash equivalents	(440,183)	(203,999)
Cash and cash equivalents, beginning of period	746,274	944,320
Cash and cash equivalents, end of period	$306,091	$740,321

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$55,470	$7,619

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation on November 7, 2011 and is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC’s members other than PBF Energy.
PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding.
As of March 31, 2017, PBF LLC also holds a 44.2% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to “Note 2 - PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
As of March 31, 2017, the Company owns 109,667,715 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially own 3,839,852 PBF LLC Series A Units. As of March 31, 2017, the holders of the Company’s issued and outstanding shares of Class A common stock have 96.6% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.4% of the voting power in the Company.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX’s operations are aggregated into the Logistics segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Energy. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
Reclassification
Certain amounts previously reported in the Company's condensed consolidated financial statements for prior periods have been reclassified to conform to the 2017 presentation. These reclassifications include certain details about accrued expenses and equity in those respective footnotes.
Recently Adopted Accounting Guidance
Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-06”). ASU 2016-6 was issued in March 2016 by the Financial Accounting Standards Board (“FASB”) to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued by the FASB in March 2016 to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could prior to its adoption for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
Effective January 1, 2017, the Company adopted ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 was issued by the FASB in October 2016 to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU do not change the characteristics of a primary beneficiary in current GAAP. The amendments in this ASU require that a reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under ASU 2017-01, it is expected that the definition of a business will be narrowed and more consistently applied. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. Early adoption of ASU 2017-01 is permitted and the Company early adopted the new standard in its consolidated financial statements and related disclosures effective January 1, 2017. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Recent Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”).The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Company’s business processes, accounting systems, controls and financial statement disclosures. The Company’s preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition Guidance is applied prospectively. It is not anticipated that the Company will early adopt this new guidance. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Although the Company’s analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, the Company currently does not expect the new standard to have a material impact on the amount or timing of revenues recognized for the majority of its revenue arrangements.
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
In March 2017, the FASB issued ASU 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of March 31, 2017, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of March 31, 2017, PBF LLC holds a 44.2% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 55.8% limited partner interest held by public unit holders. PBF LLC also owns all of the incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
PBFX Plains Asset Purchase
On April 29, 2016, PBFX purchased four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100,000 (the “PBFX Plains Asset Purchase”).
TVPC Contribution Agreement
On August 31, 2016, PBFX entered into a contribution agreement (the “TVPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the San Joaquin Valley Pipeline system (which was acquired as a part of the Torrance Acquisition, as defined in “Note 3 - Acquisitions”), including the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capability (collectively, the “Torrance Valley Pipeline”).
PNGPC Contribution Agreement
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, PBF LLC contributed to PBFX’s wholly owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s refinery at Paulsboro, New Jersey, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new natural gas pipeline (the “New Pipeline”) to replace the existing pipeline. In consideration for the PNGPC limited liability

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

company interests, PBFX delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Chalmette Storage Tank Lease
Effective February 2017, PBFX Op Co assumed construction of a crude oil storage tank at PBF Holding's Chalmette Refinery (the “Chalmette Storage Tank”), which is expected to be in service and operational by the fourth quarter of 2017. PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank will be located and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank.
3. ACQUISITIONS
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located in Torrance, California, is a high-conversion, delayed-coking refinery. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition provided the Company with a broader more diversified asset base and increased the number of operating refineries from four to five and expanded the Company’s combined crude oil throughput capacity. The acquisition also provided the Company with a presence in the PADD 5 market.
In addition to refining assets, the transaction included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction were several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport.
The aggregate purchase price for the Torrance Acquisition was $521,350 in cash after post-closing purchase price adjustments, plus final working capital of $450,582. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under PBF Holding’s asset based revolving credit agreement (the “Revolving Loan”).
The Company accounted for the Torrance Acquisition as a business combination under GAAP whereby the Company recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The purchase valuation was in process as of March 31, 2017 as the purchase price and fair value allocation may be subject to adjustment pending completion of our assessment of the estimated costs and duration of certain assumed pre-existing environmental obligations.
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
The Company’s condensed consolidated financial statements for the three months ended March 31, 2017 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition whereas the same period in 2016 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

Three Months Ended March 31, 2016
Pro forma revenues	$3,339,691
Pro forma net loss attributable to PBF Energy Inc. stockholders	$(87,709)
Pro forma net loss available to Class A common stock per share:
Basic	$(0.90)
Diluted	$(0.90)
The unaudited amount of revenues and net loss above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s condensed consolidated financial statements for both the three months ended March 31, 2017 and 2016 include the results of operations of Chalmette Refining, the final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $372 and $4,724 in the three months ended March 31, 2017 and 2016, respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

4. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of March 31, 2017 and December 31, 2016, PBF Energy’s equity interest in PBF LLC represented approximately 96.6% and 96.5%, respectively, of the outstanding interests.
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
The noncontrolling interest ownership percentages of PBF Energy as of March 31, 2017 and December 31, 2016 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2016	3,920,902	109,204,047	113,124,949
	3.5%	96.5%	100.0%
March 31, 2017	3,839,852	109,667,715	113,507,567
	3.4%	96.6%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

Noncontrolling Interest in PBFX
PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s IDR’s, with the remaining 55.8% limited partner interest owned by public common unit holders as of March 31, 2017. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentages of PBFX as of March 31, 2017 and December 31, 2016, are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2016	23,271,174	18,459,497	41,730,671
	55.8%	44.2%	100.0%
March 31, 2017	23,303,528	18,459,497	41,763,025
	55.8%	44.2%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the three months ended March 31, 2017 and 2016 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $113 and $303, respectively.
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2017 and 2016:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,025,044	$98,671	$12,513	$434,456	$2,570,684
Comprehensive income (loss)	(30,773)	(1,846)	113	12,790	(19,716)
Dividends and distributions	(32,900)	(1,152)	—	(10,714)	(44,766)
Equity-based compensation awards	5,345	—	—	680	6,025
Other	—	—	—	(4)	(4)
Balance at March 31, 2017	$1,966,716	$95,673	$12,626	$437,208	$2,512,223

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$91,018	$17,225	$340,317	$2,095,857
Comprehensive income (loss)	(28,796)	(2,714)	303	8,493	(22,714)
Dividends and distributions	(29,342)	(1,487)	—	(6,694)	(37,523)
Equity-based compensation awards	2,621	—	—	729	3,350
Exercise of PBF LLC options and warrants, net	1,058	(190)	—	—	868
Other	(442)	—	(5,145)	(505)	(6,092)
Balance at March 31, 2016	$1,592,396	$86,627	$12,383	$342,340	$2,033,746

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Share Activity
The following table presents the changes in PBF Energy common stock and treasury stock outstanding:

	Three Months Ended March 31,
	2017		2016
	Class A Common Stock	Treasury Stock	Class A Common Stock	Treasury Stock
Balance at beginning of period	109,204,047	6,087,963	97,781,933	6,056,719
Treasury stock purchases (1)	(382)	382	(4,784)	4,784
Stock based compensation	383,000	—	—	—
Exchange of Series A units for Class A common stock	81,050	—	38,957	—
Balance at end of period	109,667,715	6,088,345	97,816,106	6,061,503
_____
(1) Includes shares repurchased from participants in connection with the vesting of equity awards granted under the Company’s stock compensation plans to cover employee income tax liabilities.
5. INVENTORIES
Inventories consisted of the following:

March 31, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,333,336	$—	$1,333,336
Refined products and blendstocks	920,573	351,917	1,272,490
Warehouse stock and other	92,159	—	92,159
	$2,346,068	$351,917	$2,697,985
Lower of cost or market adjustment	(513,090)	(98,937)	(612,027)
Total inventories	$1,832,978	$252,980	$2,085,958

December 31, 2016
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,102,007	$—	$1,102,007
Refined products and blendstocks	915,397	352,464	1,267,861
Warehouse stock and other	89,680	—	89,680
	$2,107,084	$352,464	$2,459,548
Lower of cost or market adjustment	(492,415)	(103,573)	(595,988)
Total inventories	$1,614,669	$248,891	$1,863,560
Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties in connection with the amended and restated inventory intermediation agreements (“A&R Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) and stored in the Paulsboro and Delaware City refineries’ storage facilities.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

During the three months ended March 31, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $16,039 and $9,726, respectively, reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $612,027 at March 31, 2017. During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $59,063 and $35,674, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $1,058,273 at March 31, 2016.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Inventory-related accruals	$797,959	$810,027
Inventory intermediation arrangements	233,289	225,524
Renewable energy credit and emissions obligations	182,328	70,158
Excise and sales tax payable	98,524	86,046
Accrued transportation costs	80,882	89,830
Accrued refinery maintenance and support costs	38,285	28,670
Accrued utilities	35,563	44,190
Accrued interest	29,319	28,570
Accrued capital expenditures	23,760	35,149
Customer deposits	21,758	9,215
Accrued salaries and benefits	13,513	17,466
Environmental liabilities	9,856	9,434
Other	51,239	13,405
Total accrued expenses	$1,616,275	$1,467,684

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of March 31, 2017 and December 31, 2016, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company is subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures to address environmental compliance and greenhouse gas and other emissions, including AB 32 in California. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs, which have contributed to the increase in accrued environmental liabilities and emission obligations following the Torrance Acquisition. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

7. MARKETABLE SECURITIES
The U.S Treasury securities purchased by the Company with the proceeds from the PBFX initial public offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the “PBFX Term Loan”). PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet as current assets as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company held $40,054 and $40,024, respectively, in marketable securities. The gross unrecognized holding gains and losses as of March 31, 2017 and December 31, 2016 were not material. The net realized gains or losses from the sale of marketable securities were not material for the three months ended March 31, 2017 and 2016.

8. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 96.6% as of March 31, 2017 and approximately 96.5% as of December 31, 2016). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes. As a result, PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX apart from the income tax expense of $224 and $799 for the three months ended March 31, 2017 and 2016, respectively, attributable to those two C-Corporation subsidiaries of Chalmette Refining and income tax expense of $210 and $31,487 for the three months ended March 31, 2017 and 2016, respectively, attributable to the subsidiary of PBF Holding.
The income tax provision (benefit) in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended March 31,
	2017	2016
Current tax expense (benefit)	$473	$(75,454)
Deferred tax expense (benefit)	(19,520)	52,954
Total tax expense (benefit)	$(19,047)	$(22,500)

Income tax expense (benefit) is based on income before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are not subject to income taxes. The difference between the Company’s effective income tax rate and the United States statutory rate are reconciled below:

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended March 31,
	2017	2016
Provision at Federal statutory rate	35.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.4%	4.6%
Nondeductible/nontaxable items	0.2%	(0.3)%
Rate differential from foreign jurisdictions	0.1%	0.7%
Foreign tax rate change	(1.7)%	—%
Other	—%	3.3%
Effective tax rate	38.0%	43.3%
The Company’s effective income tax rate for the three months ended March 31, 2017, including the impact of income attributable to noncontrolling interests of $11,047 was 48.7%. The Company’s effective income tax rate for the three months ended March 31, 2016, including the impact of income attributable to noncontrolling interests of $6,052 was 49.1%.
PBF Energy has determined there are no material uncertain tax positions as of March 31, 2017. PBF Energy does not have any unrecognized tax benefits.
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,454 recorded as of March 31, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. This liability is self-guaranteed by the Company.
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
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,121 recorded as of March 31, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
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
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, EPA notified the Chalmette refinery of its intent to bring an enforcement action on two findings from the audit. No settlement or penalty demand has been received to date. It is reasonably possible that EPA will assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, the Delaware City refinery responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City Refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro refinery. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Paulsboro refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have reached agreement on settlement, which includes a civil penalty of $180. The refinery is waiting for the consent decree to be lodged.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery. In settlement of the violations, the NJDEP has proposed that the Paulsboro refinery pay a civil administrative penalty of $313, which includes $153 for a supplemental environmental project. If the offer is accepted, the remaining $160 shall be remitted by Paulsboro refinery within 30 days of receipt of the offer. This amount is not material to the Company, individually or in the aggregate.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $140,417 as of March 31, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for specified NOVs issued by the Southern California Air Quality Management District (“SCAQMD”) in various years before the Company’s ownership.
Additionally, subsequent to the acquisition, the Company received further NOVs from the SCAQMD as well as from the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery. With the exception of one NOV for which a proposed settlement is less than $100, no settlement or penalty demands have been received to date with respect to the other NOVs. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD and/or the City of Torrance will assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The Company’s operations and many of the products it manufactures are subject to certain specific requirements of the Clean Air Act (the “CAA”) and related state and local regulations. The CAA contains provisions that require capital expenditures for the installation of certain air pollution control devices at the Company’s refineries. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - where less than 500 ppm sulfur is required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the CAA. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January 2017.  The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The facilities are complying with these new requirements as planned, either directly or using flexibility provided by sulfur credits generated or purchased in advance as an economic optimization. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA published the final 2014-2016 standards under the Renewable Fuels Standard (“RFS”) late in 2015 and issued final 2017 RFS standards in November 2016. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2017 standards. The final 2017 cellulosic standard is at approximately 135% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic “waiver credits” to comply in 2017 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total RIN requirements were raised (by 7% and 3%, respectively) above the original proposed level in May 2016. Production of advanced RINs has been below what is needed for compliance in 2016. Obligated parties, such as the Company, will likely be relying on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2017. While the Company believes that total RIN production will be adequate for 2016 needs, the new 2017 standard will put obligated parties up against the E10 blendwall leaving little flexibility. Compliance in 2017 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. The Company is currently evaluating a potential proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels, to which the new presidential administration may be supportive. Depending on how the new administration addresses this proposal and any future changes to the RFS 2 program there could be a material impact on the Company’s cost of compliance with RFS 2.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA published a Final Rule to the Clean Water Act (“CWA”) Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (“BTA”) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
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
However, subsequent to the acquisition, the Company is recovering the majority of these costs from its customers, and as such does not expect this obligation to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB 32 or SB 32 regulations or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations and cash flows.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company is subject to obligations to purchase RINs required to comply with the RFS. In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, PBF Holding and its subsidiaries, Toledo Refining Company LLC and Delaware City Refining Company LLC, were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The invalid RINs have been retired and the Company has executed settlement agreements with the EPA requiring the payment of penalties of $550.
On February 15, 2017, the Company received another notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (QAP) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Tax Receivable Agreement
PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.6% interest in PBF LLC as of March 31, 2017 (96.5% as of December 31, 2016). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of March 31, 2017, the Company has recognized a liability for the tax receivable agreement of $611,392 ($611,392 as of December 31, 2016) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
10. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2017, PBF LLC made aggregate non-tax quarterly distributions of $0.30 per unit to its members, of which $32,900 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $32,900 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 13, 2017.

With respect to distributions paid during the three months ended March 31, 2017, PBFX paid a distribution on outstanding common and subordinated units of $0.45 per unit on March 13, 2017, of which $9,572 was distributed to PBF LLC and the balance was distributed to its public unit holders.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

11. EMPLOYEE BENEFIT PLANS
In August 2016 the Company amended the PBF Energy Pension Plan and the Post-Retirement Medical Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s California locations on July 1, 2016, in connection with the Torrance Acquisition. The amendments to the plan were effective as of July 1, 2016. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2017	2016
Components of net periodic benefit cost:
Service cost	$10,143	$7,340
Interest cost	1,084	776
Expected return on plan assets	(1,442)	(1,106)
Amortization of prior service cost	13	13
Amortization of actuarial loss (gain)	113	194
Net periodic benefit cost	$9,911	$7,217

	Three Months Ended March 31,
Post-Retirement Medical Plan	2017	2016
Components of net periodic benefit cost:
Service cost	$316	$220
Interest cost	172	134
Amortization of prior service cost	161	109
Amortization of actuarial loss (gain)	—	—
Net periodic benefit cost	$649	$463

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2017 and December 31, 2016.
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

	As of March 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$30,663	$—	$—	$30,663	N/A	$30,663
Marketable securities	40,054	—	—	40,054	N/A	40,054
Commodity contracts	17,980	290	—	18,270	(16,422)	1,848
Derivatives included with inventory intermediation agreement obligations	—	29,182	—	29,182	—	29,182
Liabilities:
Commodity contracts	13,132	3,290	—	16,422	(16,422)	—
Catalyst lease obligations	—	48,558	—	48,558	—	48,558

	As of December 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Marketable securities	40,024	—	—	40,024	N/A	40,024
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969

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

•
The derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2017 and December 31, 2016, $9,513 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$(84)	$3,543
Purchases	—	—
Settlements	45	(256)
Unrealized (loss) gain included in earnings	39	(1,372)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$1,915

There were no transfers between levels during the three months ended March 31, 2017 or 2016.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$671,189	$692,332	$670,867	$696,098
Senior Secured Notes due 2023 (a)	500,000	506,911	500,000	498,801
PBFX Senior Notes (a)	350,000	354,524	350,000	346,135
PBFX Term Loan (b)	—	—	39,664	39,664
PBF Rail Term Loan (b)	33,358	33,358	35,000	35,000
Catalyst leases (c)	48,558	48,558	45,969	45,969
PBFX Revolving Credit Facility (b)	189,200	189,200	189,200	189,200
Revolving Loan (b)	350,000	350,000	350,000	350,000
	2,142,305	2,174,883	2,180,700	2,200,867
Less - Current maturities	—	—	39,664	39,664
Less - Unamortized deferred financing costs	30,192	n/a	32,466	n/a
Long-term debt	$2,112,113	$2,174,883	$2,108,570	$2,161,203

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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.

13. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into Inventory Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of March 31, 2017, there were 3,471,786 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2016) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2017, there were 14,845,000 barrels of crude oil and 6,714,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2017 and December 31, 2016 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$29,182
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
March 31, 2017:
Commodity contracts	Accounts receivable	$1,848
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$23,124
For the three months ended March 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(35,146)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2017:
Commodity contracts	Cost of sales	$391
For the three months ended March 31, 2016:
Commodity contracts	Cost of sales	$(19,953)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2017:
Intermediate and refined product inventory	Cost of sales	$(23,124)
For the three months ended March 31, 2016:
Intermediate and refined product inventory	Cost of sales	$35,146

The Company had no ineffectiveness related to the Company’s fair value hedges for the three months ended March 31, 2017 and 2016.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. SEGMENT INFORMATION
The Company’s operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining and Logistics segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.
Refining
The Company’s Refining Segment includes the operations of its five refineries, including certain related logistics assets that are not owned by PBFX. The Company’s refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, New Orleans, Louisiana and Torrance, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.
Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third party customers through fee-based commercial agreements. PBFX currently does not generate significant third party revenue and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual segments.
The Company evaluates the performance of its segments based primarily on income from operations. Income from operations includes those revenues and expenses that are directly attributable to management of the respective segment. The Logistics segment’s revenues include intersegment transactions with the Company’s Refining segment at prices the Company believes are substantially equivalent to the prices that could have been negotiated with unaffiliated parties with respect to similar services. Activities of the Company’s business that are not included in the two operating segments are included in Corporate. Such activities consist primarily of corporate staff operations and other items that are not specific to the normal operations of the two operating segments. The Company does not allocate non-operating income and expense items, including income taxes, to the individual segments. The Refinery segment’s operating subsidiaries and PBFX are primarily pass-through entities with respect to income taxes.
Total assets of each segment consist of property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, property, plant and equipment and other assets not directly related to the Company’s refinery and logistic operations.
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2017 and March 31, 2016 are presented below. In connection with the contribution by PBF LLC of the limited liability interests in PNGPC to PBFX, the accompanying segment information has been retrospectively adjusted to include the historical results of PNGPC in the Logistics segment for all periods presented prior to such contribution.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended March 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,750,197	$60,477	$—	$(56,201)	$4,754,473
Depreciation and amortization expense	53,817	5,352	1,763	—	60,932
Income (loss) from operations (1)	10,530	36,041	(42,278)	(3,599)	694
Interest expense, net	918	7,984	28,281	—	37,183
Capital expenditures	167,216	19,467	2,261	—	188,944

	Three Months Ended March 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,800,185	$36,549	$—	$(36,549)	$2,800,185
Depreciation and amortization expense	52,389	1,847	1,697	—	55,933
Income (loss) from operations	5,246	26,044	(36,714)	—	(5,424)
Interest expense, net	972	7,229	29,326	—	37,527
Capital expenditures (2)	138,913	1,126	5,700	—	145,739

	Balance at March 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$6,295,641	$749,696	$496,903	$(30,003)	$7,512,237

	Balance at December 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$6,419,950	$756,861	$482,979	$(37,863)	$7,621,927

(1)
The Logistics segment includes 100% of the income from operations of TVPC as TVPC is consolidated by PBFX. PBFX records net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For the purposes of the consolidated PBF Energy financial statements, PBF Holding’s equity income in investee and PBFX’s net income attributable to noncontrolling interest eliminate in consolidation. As the acquisition of PBFX’s 50% interest in TVPC was completed in the third quarter of 2016, there was no impact on comparative March 31, 2016 disclosures.

(2)	The Refining segment includes capital expenditures of $2,659 for the working capital settlement related to the acquisition of the Chalmette refinery that was finalized in the first quarter of 2016.

(3)
The Logistics segment includes 100% of the assets of TVPC as TVPC is consolidated by PBFX. PBFX records a noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records an equity investment in TVPC reflecting its noncontrolling ownership interest. For the purposes of the consolidated PBF Energy financial statements, PBFX’s noncontrolling interest in TVPC and PBF Holding’s equity investment in TVPC eliminate in consolidation.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15. NET INCOME (LOSS) PER SHARE OF PBF ENERGY
The Company grants certain equity-based compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, the Company has calculated net income (loss) per Class A common share using the two-class method.
The following table sets forth the computation of basic and diluted net income (loss) per Class A common share attributable to PBF Energy:

	Three Months Ended March 31,
Basic Earnings Per Share:	2017	2016
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(31,077)	$(29,388)
Income (loss) allocated to participating securities	(271)	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$(31,348)	$(29,388)
Denominator for basic net income (loss) per Class A common share - weighted average shares	108,760,374	97,809,384
Basic net income (loss) attributable to PBF Energy per Class A common share	$(0.29)	$(0.30)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(31,348)	$(29,388)
Plus: Net income attributable to noncontrolling interest (1)	—	—
Less: Income tax expense (benefit) on net income (loss) attributable to noncontrolling interest (1)	—	—
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(31,348)	$(29,388)

Denominator(1):
Denominator for basic net income (loss) per Class A common share-weighted average shares	108,760,374	97,809,384
Effect of dilutive securities:
Conversion of PBF LLC Series A Units (1)	—	—
Common stock equivalents (2)	—	—
Denominator for diluted net income (loss) per Class A common share-adjusted weighted average shares	108,760,374	97,809,384
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$(0.29)	$(0.30)
__________

(1)
The potential conversion of 3,843,206 and 4,956,417 PBF LLC Series A Units for the three months ended March 31, 2017 and 2016, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and related income tax expense associated with the potential conversion of the PBF LLC Series A Units.

(2)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents excludes the effects of options and warrants to purchase 7,364,616 and 4,945,360 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended March 31, 2017 and 2016, respectively.

16. SUBSEQUENT EVENTS
Dividend Declared
On May 4, 2017, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 31, 2017 to Class A common stockholders of record at the close of business on May 16, 2017.
PBFX Distributions
On May 4, 2017, the Board of Directors of PBF GP announced a distribution of $0.46 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on May 31, 2017 to PBFX unit holders of record at the close of business on May 16, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. As of March 31, 2017, we own and operate five domestic oil refineries and related assets. As of March 31, 2017, our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of March 31, 2017, we owned 109,667,715 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 3,839,852 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”) (109,204,047 and 3,920,902 as of December 31, 2016, respectively). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 96.6% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 3.4% of the voting power in us (96.5% and 3.5% as of December 31, 2016, respectively).
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Torrance Acquisition
On July 1, 2016, we acquired from ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets.
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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The purchase valuation was in process as of March 31, 2017 as the purchase price and fair value allocation may be subject to adjustment pending completion of our assessment of the estimated costs and duration of certain assumed pre-existing environmental obligations. The transaction was financed through a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under our Revolving Loan.
2016 PBFX Equity Offerings
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86.8 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the “2016 PBFX Equity Offerings”). As of March 31, 2017, PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.8% limited partner interest owned by public common unit holders.
PBFX Assets and Transactions
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil, natural gas and the receipt, storage and delivery of crude oil, refined products, natural gas and intermediates. A substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas and are eliminated by PBF Energy in consolidation.

PBFX Assets: PBFX’s assets consist of light and heavy crude oil rail unloading terminals and a refined products pipeline and truck rack at the Delaware City refinery, a crude oil truck unloading terminal and storage facility at the Toledo refinery, a crude oil pipeline system supplying the Torrance refinery and a natural gas pipeline supplying the Paulsboro refinery.
PBFX Transactions: On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC, pursuant to which PBFX’s wholly owned subsidiary PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that runs under the Delaware River and terminates at the delivery point to our Paulsboro refinery. PNGPC has approval for, and is in the process of constructing, a new 24” pipeline to replace the existing pipeline.
On February 15, 2017, we entered into a ten-year storage services agreement with PBFX Op Co (the “Chalmette Storage Agreement”) under which PBFX Op Co will provide storage services to us upon the earlier of November 1, 2017 and the completion of construction of a new tank with a shell capacity of 625,000 barrels at our Chalmette refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank. The Chalmette Storage Agreement can be extended by us for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide us with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by us in the tank and we will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional 10 year periods.
On August 31, 2016, PBFX entered into a contribution agreement (the “TVPC Contribution Agreement”) between PBFX and PBF LLC, pursuant to which PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the 189-mile San Joaquin Valley Pipeline system, including the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations (collectively, the “Torrance Valley Pipeline”).
On April 29, 2016, PBFX’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of the assets of four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. The East Coast Terminals include a total of 57 product tanks with a total shell capacity of approximately 4.2 million barrels, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, 26 truck loading lanes and marine facilities capable of handling barges and ships.
Amended and Restated Asset Based Revolving Credit Facility
The Third Amended and Restated Revolving Credit Agreement (“Revolving Loan”) is available to be used for working capital and other general corporate purposes. As noted in “Note 3 - Acquisitions”, we took down an advance under our Revolving Loan to partially fund the Torrance Acquisition in 2016. The outstanding balance under our Revolving Loan was $350.0 million and $350.0 million as of March 31, 2017 and December 31, 2016, respectively. There was no balance outstanding under the Revolving Loan during the first quarter of 2016.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility was to fund the acquisition by PBF Rail of crude tank cars (the “Eligible Railcars”) before December 2015.
On December 22, 2016, the Rail Facility was terminated and replaced with the PBF Rail Term Loan (as described below).

PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus the Margin (as defined in the credit agreement) As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible crude tank cars; (ii) the Debt Service Reserve Account; and (iii) PBF Holding’s member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for a transaction of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balance of the PBF Rail Term Loan was $33.4 million and $35.0 million as of March 31, 2017 and December 31, 2016, respectively.
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
On December 19, 2016, we completed a public offering of an aggregate of 10,000,000 shares of Class A common stock (the “December 2016 Equity Offering”) for net proceeds of $274.3 million, after deducting underwriting discounts and commissions and other offering expenses.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third party revenue and a significant portion of its operating results eliminate in consolidation.

	Three Months Ended March 31,
	2017	2016
Revenue	$4,754,473	$2,800,185
Cost of sales, excluding depreciation	4,196,767	2,412,095
	557,706	388,090
Operating expenses, excluding depreciation	451,367	299,999
General and administrative expenses	43,830	37,582
Loss on sale of assets	883	—
Depreciation and amortization expense	60,932	55,933
Income (loss) from operations	694	(5,424)
Change in fair value of catalyst leases	(2,588)	(2,885)
Interest expense, net	(37,183)	(37,527)
Income (loss) before income taxes	(39,077)	(45,836)
Income tax expense (benefit)	(19,047)	(22,500)
Net income (loss)	(20,030)	(23,336)
Less: net income attributable to noncontrolling interests	11,047	6,052
Net income (loss) attributable to PBF Energy Inc. stockholders	$(31,077)	$(29,388)

Gross margin	$66,926	$38,855

Gross refining margin (1)	$498,444	$354,202

Net income (loss) available to Class A common stock per share:
Basic	$(0.29)	$(0.30)
Diluted	$(0.29)	$(0.30)

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2017	2016
Key Operating Information
Production (bpd in thousands)	742.7	655.9
Crude oil and feedstocks throughput (bpd in thousands)	738.0	650.1
Total crude oil and feedstocks throughput (millions of barrels)	66.4	59.2
Gross margin per barrel of throughput	$1.01	$0.66
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.75	$4.99
Refinery operating expenses, excluding depreciation, per barrel of throughput	$6.58	$5.01

Crude and feedstocks (% of total throughput) (2)
Heavy crude	40%	14%
Medium crude	29%	50%
Light crude	16%	23%
Other feedstocks and blends	15%	13%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	52%	48%
Distillates and distillate blendstocks	29%	31%
Lubes	1%	1%
Chemicals	2%	4%
Other	16%	16%
Total yield	100%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel, except as noted)
Dated Brent Crude	$53.57	$34.24
West Texas Intermediate (WTI) crude oil	$51.70	$33.45
Light Louisiana Sweet (LLS) crude oil	$53.39	$35.34
Alaska North Slope (ANS) crude oil	$53.82	$33.98
Crack Spreads
Dated Brent (NYH) 2-1-1	$11.58	$11.18
WTI (Chicago) 4-3-1	$11.19	$8.83
LLS (Gulf Coast) 2-1-1	$12.03	$8.71
ANS (West Coast) 4-3-1	$16.52	$17.46
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.87	$0.79
Dated Brent less Maya (heavy, sour)	$8.95	$8.04
Dated Brent less WTS (sour)	$3.31	$0.94
Dated Brent less ASCI (sour)	$4.08	$4.27
WTI less WCS (heavy, sour)	$12.93	$11.34
WTI less Bakken (light, sweet)	$0.92	$1.56
WTI less Syncrude (light, sweet)	$(2.20)	$(4.44)
WTI less ANS (light, sweet)	$(2.12)	$(0.53)
Natural gas (dollars per MMBTU)	$3.06	$1.98
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Overview— Net loss was $20.0 million for the three months ended March 31, 2017 compared to net loss of $23.3 million for the three months ended March 31, 2016. Net loss attributable to PBF Energy was $31.1 million, or $(0.29) per diluted share, for the three months ended March 31, 2017 ($(0.29) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or a net loss of $(0.20) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy of $29.4 million, or $(0.30) per diluted share, for the three months ended March 31, 2016 ($(0.30) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(0.65) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 96.6% and 95.2% for the three months ended March 31, 2017 and 2016, respectively.
Our results for the three months ended March 31, 2017 were negatively impacted by a non-cash special item consisting of a pre-tax LCM adjustment of approximately $16.0 million or $9.7 million net of tax. Our results for the three months ended March 31, 2016 were positively impacted by a pre-tax LCM adjustment of approximately $59.1 million, or $35.7 million net of tax. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were positively impacted by generally favorable movements in crude oil differentials and higher crack spreads as well as positive earnings contributions from the Torrance refinery and lower costs to comply with the RFS. These positive impacts were partially offset by lower throughput per day at our Paulsboro, Toledo and Chalmette refineries as discussed below.
Revenues— Revenues totaled $4.8 billion for the three months ended March 31, 2017 compared to $2.8 billion for the three months ended March 31, 2016, an increase of approximately $2.0 billion, or 69.8%. Revenues per barrel were $61.97 and $41.43 for the three months ended March 31, 2017 and 2016, respectively, an increase of 49.6% directly related to higher hydrocarbon commodity prices. For the three months ended March 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 320,300 bpd, 123,800 bpd 155,600 bpd and 138,300 bpd, respectively. For the three months ended March 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 316,200 bpd, 157,700 bpd and 176,200 bpd, respectively. The slight increase in throughput rates at our East Coast refineries in 2017 compared to 2016 is primarily due to the weather-related unplanned downtime at our Delaware City refinery in the first quarter of 2016 partially offset by planned downtime in 2017. The decrease in throughput rates at our Mid-Continent and Gulf Coast refineries in the first quarter of 2017 was due to unplanned downtime at our Toledo refinery and planned downtime at our Chalmette refinery, respectively. Our West Coast refinery was not acquired until the third quarter of 2016. For the three months ended March 31, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,900 bpd, 152,800 bpd, 193,700 bpd and 161,000 bpd, respectively. For the three months ended March 31, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 367,000 bpd, 169,800 bpd and 205,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $66.9 million, or $1.01 per barrel of throughput, for the three months ended March 31, 2017 compared to $38.9 million, or $0.66 per barrel of throughput, for the three months ended March 31, 2016, an increase of $28.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $498.4 million, or $7.51 per barrel of throughput ($514.5 million or $7.75 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2017 compared to $354.2 million, or $5.99 per barrel of throughput ($295.1 million or $4.99 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2016, an increase of approximately $144.2 million or $219.3 million excluding special items. Excluding the impact of special items, gross margin and gross refining margin increased due to favorable movements in certain crude differentials, improved crack spreads in most regions, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery acquired in the third quarter of 2016. Costs to comply with our obligation under the RFS totaled $36.1 million for the three months ended March 31, 2017 (excluding our West Coast refinery, whose costs to comply with RFS totaled $9.4 million for the three months ended March 31, 2017) compared to $63.9 million for the three months ended March 31, 2016. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $16.0 million on a net basis resulting from the change in crude oil and refined product prices which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $59.1 million in the first quarter of 2016.
Average industry refining margins in the Mid-Continent were stronger during the three months ended March 31, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $11.19 per barrel, or 26.7% higher, in the three months ended March 31, 2017 as compared to $8.83 per barrel in the same period in 2016. Our margins were favorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by an improving WTI/Syncrude differential, which averaged a premium of $2.20 per barrel during the three months ended March 31, 2017 as compared to a premium of $4.44 per barrel in the same period of 2016, partially offset by a declining WTI/Bakken differential.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $11.58 per barrel, or 3.6%, higher in the three months ended March 31, 2017, as compared to $11.18 per barrel in the same period in 2016. The Dated Brent/WTI differential and Dated Brent/Maya differential were $1.08 and $0.91 higher, respectively, in the three months ended March 31, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.64 per barrel less favorable in the three months ended March 31, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins generally improved during the three months ended March 31, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.03 per barrel, or 38.1% higher, in the three months ended March 31, 2017 as compared to $8.71 per barrel in the same period in 2016. Crude differentials were slightly improved with the WTI/LLS averaging a premium of $1.69 per barrel during the three months ended March 31, 2017 as compared to a premium of $1.89 per barrel in the same period of 2016.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $451.4 million for the three months ended March 31, 2017 compared to $300.0 million for the three months ended March 31, 2016, an increase of $151.4 million, or 50.5%. Of the total $451.4 million of operating expenses for the three months ended March 31, 2017, $436.9 million or $6.58 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $14.5 million related to expenses incurred by the Logistics segment ($296.6 million, or $5.01 per barrel, and $3.4 million of operating expenses for the three months ended March 31, 2016 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to costs associated with the Torrance refinery and related logistics assets which totaled approximately $127.5 million in the first quarter of 2017. Total operating expenses for the three months ended March 31, 2017, excluding our Torrance refinery, increased slightly due to higher maintenance costs at our Chalmette refinery and slightly higher energy costs across all of our refineries attributable to increases in natural gas prices. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX’s assets, which were higher primarily due to the PBFX Plains Asset Purchase and the acquisition of 50% of the limited liability company interests of TVPC in 2016.
General and Administrative Expenses— General and administrative expenses totaled $43.8 million for the three months ended March 31, 2017 compared to $37.6 million for the three months ended March 31, 2016, an increase of approximately $6.2 million or 16.6%. The increase in general and administrative expenses for the three months ended March 31, 2017 over the same period of 2016 primarily relates to increased employee related expenses of $4.2 million mainly due to increased headcount resulting from the Torrance Acquisition, an increase of $2.7 million in stock option expense and an increase of $1.7 million in information technology costs. These increases were partially offset by lower outside services costs in support of acquisitions and related integration activities of $2.3 million, reflecting less activity in the first quarter of 2017. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a loss of $0.9 million on sale of assets for the three months ended March 31, 2017 relating to non-operating refinery assets. There was no gain or loss on sale of assets for the three months ended March 31, 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $60.9 million for the three months ended March 31, 2017 compared to $55.9 million for the three months ended March 31, 2016, an increase of $5.0 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.6 million for the three months ended March 31, 2017 compared to a loss of $2.9 million for the three months ended March 31, 2016. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $37.2 million for the three months ended March 31, 2017 compared to $37.5 million for the three months ended March 31, 2016, a decrease of approximately $0.3 million. This net decrease is attributable to lower letter of credit fees and higher interest income partially offset by higher interest expense associated with higher borrowings under our Revolving Loan. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax, however, two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes may have an income tax expense with respect to their income and gain, if any. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 96.6% and 95.2%, on a weighted-average basis for the three months ended March 31, 2017 and 2016, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended March 31, 2017 and 2016 was 38.0% and 43.3%, respectively, reflecting tax adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party stockholder in Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended March 31, 2017 and 2016 was approximately 3.4% and 4.8%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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

2.
Income Taxes. Prior to PBF Energy’s IPO, we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy’s IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Fully-Converted tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to PBF Energy Inc. stockholders	$(31,077)	$(29,388)
Income (loss) allocated to participating securities	(271)	—
Income (loss) available to PBF Energy Inc. stockholders - basic	(31,348)	(29,388)
Add: Net income (loss) attributable to the noncontrolling interest (1)	(1,856)	(2,441)
Less: Income tax benefit (expense) (2)	731	967
Adjusted fully-converted net income (loss)	$(32,473)	$(30,862)
Special Items:
Add: Non-cash LCM inventory adjustment (3)	16,039	(59,063)
Less: Recomputed income taxes on special items (3)	(6,313)	23,389
Adjusted fully-converted net income (loss) excluding special items	$(22,747)	$(66,536)

Weighted-average shares outstanding of PBF Energy Inc.	108,760,374	97,809,384
Conversion of PBF LLC Series A Units (4)	3,843,206	4,956,417
Common stock equivalents (5)	—	—
Adjusted fully-converted shares outstanding-diluted	112,603,580	102,765,801

Diluted net income (loss) per share	$(0.29)	$(0.30)
Adjusted fully-converted net income (loss) (per fully exchanged, fully diluted shares outstanding)	$(0.29)	$(0.30)
Adjusted fully-converted net (loss) income excluding special items (per fully exchanged, fully diluted shares outstanding)	$(0.20)	$(0.65)
——————————

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock.

(2)
Represents an adjustment to apply PBF Energy’s statutory tax rate of approximately 39.4% for the 2017 period and 39.6% for the 2016 period to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
During the three months ended March 31, 2017, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a pre-tax charge of $16.0 million, reflecting the change in the lower of cost or market inventory reserve from $596.0 million at December 31, 2016 to $612.0 million at March 31, 2017. During the three months ended March 31, 2016, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a pre-tax benefit of $59.1 million, reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2016 to $1,058.3 million at March 31, 2016. The net impact of these LCM inventory adjustments are included in the Refining segment’s operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Income taxes related to the net LCM adjustment were calculated using our statutory corporate tax rate of approximately 39.4% and 39.6% for the 2017 and 2016 periods presented, respectively.

(4)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three months ended March 31, 2017 and March 31, 2016, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 7,364,616 and 4,945,360 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

	Three Months Ended March 31,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$66,926	$1.01	$38,855	$0.66
Less: Revenues of PBFX	(60,477)	(0.91)	(36,549)	(0.62)
Add: Affiliate cost of sales of PBFX	1,215	0.02	2,661	0.05
Add: Refinery operating expenses	436,853	6.58	296,639	5.01
Add: Refinery depreciation expense	53,927	0.81	52,596	0.89
Gross refining margin	$498,444	$7.51	$354,202	$5.99
Special items:
Add: Non-cash LCM inventory adjustment (1)	16,039	0.24	(59,063)	(1.00)
Gross refining margin excluding special items	$514,483	$7.75	$295,139	$4.99
——————————
(1) During the three months ended March 31, 2017, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax charge of $16.0 million reflecting the change in the lower of cost or market inventory reserve from $596.0 million at December 31, 2016 to $612.0 million at March 31, 2017. During the three months ended March 31, 2016, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax benefit of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016.The net impact of these LCM inventory adjustments are included in the Refining segment’s operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
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

•	do not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	do not reflect realized and unrealized gains and losses from certain hedging activities, which may have a substantial impact on our cash flow;

•	do not reflect certain other non-cash income and expenses; and

•	exclude income taxes that may represent a reduction in available cash.
The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,

	2017	2016
Reconciliation of net income to EBITDA:
Net income (loss)	$(20,030)	$(23,336)
Add: Depreciation and amortization expense	60,932	55,933
Add: Interest expense, net	37,183	37,527
Add: Income tax expense (benefit)	(19,047)	(22,500)
EBITDA	$59,038	$47,624
Special Items:
Add: Non-cash LCM inventory adjustment (1)	16,039	(59,063)
EBITDA excluding special items	$75,077	$(11,439)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$59,038	$47,624
Add: Stock based compensation	6,025	3,350
Add: Non-cash change in fair value of catalyst leases	2,588	2,885
Add: Non-cash LCM inventory adjustment (1)	16,039	(59,063)
Adjusted EBITDA	$83,690	$(5,204)

(1) During the three months ended March 31, 2017, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax charge of $16.0 million reflecting the change in the lower of cost or market inventory reserve from $596.0 million at December 31, 2016 to $612.0 million at March 31, 2017. During the three months ended March 31, 2016, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a net pre-tax benefit of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. The net impact of these LCM inventory adjustments are included in the Refining segment’s operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, dividend payment, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. On July 1, 2016, we closed the Torrance Acquisition with a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under our Revolving Loan. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $165.4 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $20.6 million for the three months ended March 31, 2016. Our operating cash flows for the three months ended March 31, 2017 included our net loss of $20.0 million, depreciation and amortization of $63.5 million, pension and other post-retirement benefits costs of $10.6 million, equity-based compensation of $6.0 million, changes in the fair value of our catalyst leases of $2.6 million, a net non-cash benefit of $16.0 million relating to a LCM inventory adjustment and a loss on sale of assets of $0.9 million, partially offset by deferred income taxes of $19.5 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $23.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $202.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the three months ended March 31, 2016 included our net loss of $23.3 million, depreciation and amortization of $58.6 million, deferred income taxes of $53.0 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $35.1 million, pension and other post retirement benefits costs of $7.7 million, equity-based compensation of $3.4 million, and changes in the fair value of our catalyst leases of $2.9 million, partially offset by a net non-cash benefit of $59.1 million relating to a LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected uses of cash of $98.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $189.0 million for the three months ended March 31, 2017 compared to net cash used in investing activities of $145.9 million for the three months ended March 31, 2016. The net cash flows used in investing activities for the three months ended March 31, 2017 was comprised of cash outflows of $109.7 million for capital expenditures, expenditures for refinery turnarounds of $64.4 million and expenditures for other assets of $14.8 million. Net cash used in investing activities for the three months ended March 31, 2016 was comprised of expenditures for refinery turnarounds of $82.7 million, capital expenditures totaling $43.2 million, a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery which was finalized in the first quarter of 2016, expenditures for other assets of $17.2 million, and net purchases of marketable securities of $0.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $85.8 million for the three months ended March 31, 2017 compared to net cash used in financing activities of $37.5 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net cash used by financing activities consisted of distributions and dividends of $44.5 million, repayment of the PBFX Term Loan of $39.7 million and principal amortization payments of the PBF Rail Term Loan of $1.6 million. Additionally, during the three months ended March 31, 2017, we borrowed and repaid $200.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the quarter. For the three months ended March 31, 2016, net cash used in financing activities consisted of distributions and dividends of $37.5 million.
Liquidity
As of March 31, 2017, our total liquidity was approximately $1,206.9 million, compared to total liquidity of approximately $1,280.9 million as of December 31, 2016. Total liquidity is the sum of our cash and cash equivalents plus the estimated amount available under the Revolving Loan. In addition, as of both March 31, 2017 and December 31, 2016, PBFX had approximately $167.2 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to PBFX to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
Working Capital
Our working capital at March 31, 2017 was $1,124.5 million, consisting of $3,125.3 million in total current assets and $2,000.8 million in total current liabilities. Our working capital at December 31, 2016 was $1,350.7 million, consisting of $3,407.3 million in total current assets and $2,056.5 million in total current liabilities. Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, during the three months ended March 31, 2017.
Capital Spending
Net capital spending was $188.9 million for the three months ended March 31, 2017, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately between $575.0 million to $600.0 million in net capital expenditures during 2017 for facility improvements and refinery maintenance and turnarounds. Significant capital spending plans for 2017 include turnarounds for the FCC at our Delaware City refinery, several units at our Torrance refinery and several units at our Chalmette refinery, as well as expenditures to meet Tier 3 requirements. In addition, PBFX expects to spend an aggregate of $110.0 million to $120.0 million in net capital expenditures during 2017 primarily on growth projects.
On July 1, 2016 we acquired the Torrance refinery and related logistic assets. The purchase price for the Torrance Acquisition was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The purchase price and fair value allocation may be subject to adjustment pending completion of the final valuation which was still in process as of March 31, 2017. The transaction was financed through a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under our Revolving Loan.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $300.0 million of our Class A common stock (the “Repurchase Program”), which expires on September 30, 2018. As of March 31, 2017, we have purchased approximately 6.05 million shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the three months ended March 31, 2017. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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

Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted. Our crude and feedstock supply agreements with PDVSA provide that the crude oil can be processed at any of our East and Gulf Coast refineries. In connection with the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil to deliver crude oil to our Torrance refinery.
Inventory Intermediation Agreements
We entered into two separate A&R Intermediation Agreements J. Aron, expiring two years from the original expiration date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements for both the Delaware City and Paulsboro refineries with J. Aron include one-year renewal clauses upon six months’ advance notice by mutual consent of both parties. The A&R Intermediation Agreements have not been renewed and are scheduled to expire July 1, 2017. If we are unable to negotiate an extension with J. Aron or enter into an alternative intermediation agreement, we will have to repurchase the inventories outstanding under the A&R Intermediation Agreement at that time.
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the refineries as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At March 31, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $351.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2017, other than outstanding letters of credit in the amount of approximately $394.3 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of March 31, 2017, we have recognized a liability for the tax receivable agreement of $611.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $39.6 million to $60.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $22.17 per share (the closing price on March 31, 2017) and that LIBOR were to be 1.85%, we estimate as of March 31, 2017 that the aggregate amount of these accelerated payments would have been approximately $541.9 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
Future payments under the tax receivable agreement by us in respect of subsequent exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock would be in addition to the amounts above and are expected to be substantial. The foregoing numbers are merely estimates - the actual payments could differ materially and assume that there are no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the three months ended March 31, 2017, PBF LLC made aggregate non-tax quarterly distributions of $0.30 per unit to its members, of which $32.9 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $32.9 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 13, 2017.
On May 4, 2017, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 31, 2017 to Class A common stockholders of record at the close of business on May 16, 2017. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of March 31, 2017, PBF Energy had $1,118.3 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $217.5 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of March 31, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.7 million per quarter or $50.8 million per year, based on the current number of common and subordinated units outstanding. During the three months ended March 31, 2017, PBFX made quarterly cash distributions totaling $20.1 million of which $9.6 million was distributed to PBF LLC and the balance was distributed to its public unit holders.
On May 4, 2017, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.46 per unit on outstanding common and subordinated units of PBFX. The distribution is payable on May 31, 2017 to PBFX common and subordinated unit holders of record at the close of business on May 16, 2017.
As of March 31, 2017, PBFX had $3.6 million outstanding letters of credit and $167.2 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $40.8 million to fund its operations, if necessary. Accordingly, as of March 31, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At March 31, 2017 and December 31, 2016, we had gross open commodity derivative contracts representing 21.6 million barrels and 8.8 million barrels, respectively, with an unrealized net gain of $1.8 million and net loss of $3.5 million, respectively. The open commodity derivative contracts as of March 31, 2017 expire at various times during 2017.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.4 million barrels and 29.4 million barrels at March 31, 2017 and December 31, 2016, respectively. The average cost of our hydrocarbon inventories was approximately $75.70 and $80.50 per barrel on a LIFO basis at March 31, 2017 and December 31, 2016, respectively, excluding the net impact of LCM adjustments of approximately $612.0 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of March 31, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.64 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Loan. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $26.4 million annually.
The PBFX Revolving Credit Facility, with a current maximum availability of $360.0 million, bears interest at a variable rate and exposes us to interest rate risk. If this facility was fully drawn, a 1.0% change in the interest rate would result in a $2.9 million change in our interest expense annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $33.4 million at March 31, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
We also have interest rate exposure in connection with our A&R Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, PBF Energy’s principal executive officer and the principal financial officer have concluded that PBF Energy’s disclosure controls and procedures are effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy’s internal controls over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment. It is possible that DNREC will assess a penalty in this matter but any such amount is not expected to be material to us.
As of November 1, 2015, we acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. In February 2017, Chalmette Refining and the LDEQ met to resolve the issues under the Order, including the assessment of an administrative penalty against Chalmette Refining. Although a resolution has not been finalized, the administrative penalty is anticipated to be approximately $0.7 million, including environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, the Delaware City refinery responded to the NOV. On March 10, 2017, DNREC issued an approximately $0.2 million fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City Refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the 2013 Secretary’s Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro refinery. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017.

On February 3, 2011, the EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have recently reached a settlement pursuant to which the Paulsboro refinery will pay a penalty of approximately $0.2 million.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery (“PRC”). In settlement of the violations, the NJDEP has proposed that PRC pay a civil administrative penalty of $0.3 million, which includes $0.1 million for a supplemental environmental project. If the offer is accepted, the remaining $0.2 million shall be remitted by PRC within 30 days of receipt of the offer. This amount is not material to us, individually or in the aggregate.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery. Following the closing of the acquisition, the Torrance refinery has received a number of NOVs from a number of agencies, including the Southern California Air Quality Management District, (“SCAQMD”), California’s Division of Occupational Safety and Health (“CALOSHA”), the City of Torrance, and the Torrance Fire Department. With the exception of the October 13th NOV from the SCAQMD which had a proposed penalty of less than $0.1 million, no settlement or penalty demand has been received to date with respect to these notices. It is possible that SCAQMD, CALOSHA, the Torrance Fire Department and/or the City of Torrance will assess penalties in the other matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solitarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial, which appeal is pending. There is no stay pending appeal. The potential class members have not been identified as the parties are negotiating a claims process for claims such as home cleaning, vehicle cleaning, and alleged personal injury. The claims process would also include a class notice to identify potential class members. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on our financial condition, or cash flows.
On February 14, 2017, the plaintiff in Adam Trotter v. ExxonMobil Corp., ExxonMobil Oil Corp., ExxonMobil Refining and Supply Company, et. al., filed a civil action against us in the Superior Court of the State of California, County of Los Angeles, Southwest District, claiming public nuisance, battery, a violation of civil rights under 42 U.S.C. §1983, intentional infliction of emotional distress, negligence and strict liability in tort and injuries and symptoms resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The City of Torrance and the SCAQMD are also named as defendants in the lawsuit. To the extent that plaintiff’s claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit. While we are evaluating the allegations and cannot currently estimate the amount or the timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position or results of operation.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The operation of the Torrance Refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance Refinery. While we are evaluating the allegations and cannot currently estimate the amount or the timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position or results of operation.
We are subject to obligations to purchase RINs required to comply with the RFS. In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, PBF Holding and its subsidiaries Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The invalid RINs have been retired and we have executed settlement agreements with the EPA requiring the payment of penalties of $0.6 million.
On February 15, 2017, we received another notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (QAP) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended March 31, 2017, 81,050 PBF LLC Series A Units were exchanged for 81,050 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
Share Repurchase Program
Our Board of Directors authorized the repurchase of up to $300.0 million of our Class A common stock (as amended from time to time, the “Repurchase Program”), which expires on September 30, 2018. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We are not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
There were no repurchases of our Class A Common Stock during the first quarter of 2017. For the period of time from the inception of the Repurchase Program through March 31, 2017, we purchased 6,050,717 shares for $150.8 million. As of March 31, 2017, we had $149.2 million remaining authorization under the Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

3.1	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on February 15, 2017).

10.1
Fifth Amended and Restated Operation and Management Services and Secondment Agreement dated as of February 28, 2017 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC, PBFX Operating Company LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Chalmette Refining L.L.C. (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on March 3, 2017).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
———————

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	May 4, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

3.1	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on February 15, 2017).

10.1
Fifth Amended and Restated Operation and Management Services and Secondment Agreement dated as of February 28, 2017 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC, PBFX Operating Company LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Chalmette Refining L.L.C. (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on March 3, 2017).

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