Form 10-Q
period 2017-06-30
PBF Energy Inc.
filed 2017-08-03
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of July 31, 2017, PBF Energy Inc. had outstanding 109,715,727 shares of Class A common stock and 27 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interests in PBF LLC as of June 30, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2017, PBF LLC also holds a 44.1% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $51,054 and $64,221, respectively)	$173,031	$746,274
Accounts receivable	611,642	620,175
Inventories	1,875,164	1,863,560
Marketable securities - current (PBFX: $0 and $40,024, respectively)	—	40,024
Prepaid expense and other current assets	73,262	137,222
Total current assets	2,733,099	3,407,255
Property, plant and equipment, net (PBFX: $664,431 and $608,802, respectively)	3,457,321	3,328,770
Deferred tax assets	476,893	379,306
Deferred charges and other assets, net	813,907	506,596
Total assets	$7,481,220	$7,621,927
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$449,199	$535,907
Accrued expenses	1,609,311	1,467,684
Deferred revenue	6,161	13,292
Current portion of long-term debt (PBFX: $0 and $39,664, respectively)	—	39,664
Total current liabilities	2,064,671	2,056,547
Long-term debt (PBFX: $532,804 and $532,011, respectively)	2,159,547	2,108,570
Payable to related parties pursuant to tax receivable agreement	611,392	611,392
Deferred tax liabilities	50,822	45,699
Other long-term liabilities	225,795	229,035
Total liabilities	5,112,227	5,051,243
Commitments and contingencies (Note 10)
Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 109,722,252 shares outstanding at June 30, 2017, 109,204,047 shares outstanding at December 31, 2016	94	94
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 27 shares outstanding at June 30, 2017, 28 shares outstanding at December 31, 2016	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at June 30, 2017 and December 31, 2016	—	—
Treasury stock, at cost, 6,102,104 shares outstanding at June 30, 2017 and 6,087,963 shares outstanding at December 31, 2016	(151,547)	(151,547)
Additional paid in capital	2,255,922	2,245,788
Retained earnings/(Accumulated deficit)	(253,498)	(44,852)
Accumulated other comprehensive loss	(23,816)	(24,439)
Total PBF Energy Inc. equity	1,827,155	2,025,044
Noncontrolling interest	541,838	545,640
Total equity	2,368,993	2,570,684
Total liabilities and equity	$7,481,220	$7,621,927

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$5,017,225	$3,858,467	$9,771,698	$6,658,652

Cost and expenses:
Cost of products and other	4,605,693	3,249,444	8,802,460	5,661,539
Operating expenses (excluding depreciation of $62,683, $49,682, $121,852 and $103,918 for the periods presented, respectively)	412,859	276,598	864,226	576,597
General and administrative expenses	41,090	43,373	84,920	80,955
Loss on sale of assets	29	3,222	912	3,222
Depreciation and amortization expense	68,703	51,060	129,635	106,993
	5,128,374	3,623,697	9,882,153	6,429,306

Income (loss) from operations	(111,149)	234,770	(110,455)	229,346

Other income (expenses):
Change in fair value of catalyst leases	1,104	(1,748)	(1,484)	(4,633)
Debt extinguishment costs	(25,451)	—	(25,451)	—
Interest expense, net	(40,698)	(35,940)	(77,881)	(73,467)
Income (loss) before income taxes	(176,194)	197,082	(215,271)	151,246
Income tax (benefit) expense	(72,043)	76,434	(91,090)	53,934
Net income (loss)	(104,151)	120,648	(124,181)	97,312
Less: net income attributable to noncontrolling interests	5,512	17,118	16,559	23,170
Net income (loss) attributable to PBF Energy Inc. stockholders	$(109,663)	$103,530	$(140,740)	$74,142

Weighted-average shares of Class A common stock outstanding
Basic	108,779,992	97,836,366	108,770,237	97,822,875
Diluted	108,779,992	103,278,622	108,770,237	103,364,478
Net income (loss) available to Class A common stock per share:
Basic	$(1.01)	$1.06	$(1.30)	$0.76
Diluted	$(1.01)	$1.06	$(1.30)	$0.76

Dividends per common share	$0.30	$0.30	$0.60	$0.60

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(104,151)	$120,648	$(124,181)	$97,312
Other comprehensive income:
Unrealized gain on available for sale securities	43	99	70	405
Net gain on pension and other post-retirement benefits	287	316	574	632
Total other comprehensive income	330	415	644	1,037
Comprehensive income (loss)	(103,821)	121,063	(123,537)	98,349
Less: comprehensive income attributable to noncontrolling interests	5,524	17,138	16,581	23,220
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(109,345)	$103,925	$(140,118)	$75,129

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(124,181)	$97,312
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	134,595	112,523
Stock-based compensation	13,842	12,709
Change in fair value of catalyst leases	1,484	4,633
Deferred income taxes	(92,464)	92,973
Non-cash change in inventory repurchase obligations	(3,107)	26,172
Non-cash lower of cost or market inventory adjustment	167,134	(216,843)
Debt extinguishment costs	25,451	—
Pension and other post-retirement benefit costs	21,121	15,355
Loss on sale of assets	912	3,222

Changes in operating assets and liabilities:
Accounts receivable	8,533	(193,107)
Inventories	(178,738)	82,579
Prepaid expense and other current assets	63,853	(29,170)
Accounts payable	(138,802)	58,186
Accrued expenses	113,494	157,345
Deferred revenue	(7,131)	4,405
Other assets and liabilities	(40,661)	(12,160)
Net cash (used in) provided by operations	(34,665)	216,134

Cash flows from investing activities:
Expenditures for property, plant and equipment	(220,446)	(111,772)
Expenditures for deferred turnaround costs	(214,375)	(106,649)
Expenditures for other assets	(23,747)	(21,325)
Expenditures for PBFX Plains Asset Purchase	—	(98,336)
Expenditures for acquisition of Toledo Terminal by PBFX	(10,097)	—
Chalmette Acquisition working capital settlement	—	(2,659)
Purchase of marketable securities	(75,036)	(1,310,000)
Maturities of marketable securities	115,060	1,408,124
Proceeds from sale of assets	—	6,860
Net cash used in investing activities	$(428,641)	$(235,757)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters’ discount and commissions	$—	$51,575
Distributions to PBF Energy Company LLC members other than PBF Energy	(2,300)	(2,971)
Distributions to PBFX public unit holders	(21,248)	(14,864)
Dividend payments	(65,807)	(58,696)
Proceeds from 2025 7.25% Senior Notes	725,000	—
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—
Proceeds from PBFX revolver borrowings	—	98,500
Repayments of PBFX revolver borrowings	—	(30,000)
Repayments of PBFX Term Loan borrowings	(39,664)	(98,336)
Repayments of PBF Rail Term Loan	(3,295)	—
Repayments of Rail Facility revolver borrowings	—	(6,970)
Proceeds from revolver borrowings	290,000	550,000
Repayments of revolver borrowings	(290,000)	—
Deferred financing costs and other	(12,414)	—
Net cash (used in) provided by financing activities	(109,937)	488,238

Net (decrease) increase in cash and cash equivalents	(573,243)	468,615
Cash and cash equivalents, beginning of period	746,274	944,320
Cash and cash equivalents, end of period	$173,031	$1,412,935

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$128,941	$8,149

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
As of June 30, 2017, PBF LLC also holds a 44.1% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to “Note 2 - PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
As of June 30, 2017, the Company owns 109,722,252 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially own 3,825,508 PBF LLC Series A Units. As of June 30, 2017, the holders of the Company’s issued and outstanding shares of Class A common stock have 96.6% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.4% of the voting power in the Company.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Energy. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Cost Classifications
Cost of products and other consists of the cost of crude oil, other feedstocks, blendstocks and purchased refined products and the related in-bound freight and transportation costs.
Operating expenses (excluding depreciation) consists of direct costs of labor, maintenance and services, utilities, property taxes, environmental compliance costs and other direct operating costs incurred in connection with our refining operations. Such expenses exclude depreciation related to refining and logistics assets that are integral to the refinery production process, which is presented as a component of Depreciation and amortization expense on our Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Company’s business processes, accounting systems, controls and financial statement disclosures. The Company’s preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition Guidance is applied prospectively. The Company will not early adopt this new guidance. The working group is progressing through its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Although the Company’s analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, the Company currently does not expect the new standard to have a material impact on the amount or timing of revenues recognized for the majority of its revenue arrangements. However, it is expected that the new standard will have some impact on presentation and disclosures in its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has established a working group to study and lead implementation of the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases entered into by the Company and its subsidiaries for further analysis as the implementation project progresses. It is not anticipated that the Company will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures. At this time, the Company has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, it remains in its early stages. Accordingly, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will apply the guidance prospectively for any modifications to its stock compensation plans occurring after the effective date of the new standard.
2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of June 30, 2017, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of June 30, 2017, PBF LLC holds a 44.1% limited partner interest in PBFX consisting of 18,459,497 common units, with the remaining 55.9% limited partner interest held by public unit holders. PBF LLC also owns all of the incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. As a result of the payment on May 31, 2017 by PBFX of its distribution for the first quarter of 2017, the financial tests required for conversion of all of PBFX’s outstanding subordinated units into common units have been satisfied. As a result, all of PBFX’s subordinated units, which are owned by PBF LLC, have converted on a one-for-one basis into common units effective June 1, 2017. The conversion of the subordinated

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

units does not impact the amount of cash distributions paid by PBFX or the total number of its outstanding units. The subordinated units were issued by PBFX in connection with its initial public offering in May 2014.
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
PNGPC Contribution Agreement
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, PBF LLC contributed to PBFX’s wholly owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s Paulsboro refinery, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new natural gas pipeline (the “New Pipeline”) to replace the existing pipeline. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
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
Toledo Terminal Acquisition
On April 17, 2017, PBFX’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) of Sunoco Logistics L.P. The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery.
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
The Company accounted for the Torrance Acquisition as a business combination under GAAP whereby the Company recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The final purchase price and fair value allocation were completed as of June 30, 2017. During the measurement period, which ended in June 2017, adjustments were made to the Company’s preliminary fair value estimates related primarily to Property, plant and equipment and Other long-term liabilities reflecting the finalization of the Company’s assessment of the costs and duration of certain assumed pre-existing environmental obligations.
The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$537,500
Working capital	450,582
Post close purchase price adjustments	(16,150)
Total consideration	$971,932
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Inventories	$404,542
Prepaid expenses and other current assets	982
Property, plant and equipment	704,633
Deferred charges and other assets, net	68,053
Accounts payable	(2,688)
Accrued expenses	(64,137)
Other long-term liabilities	(139,453)
Fair value of net assets acquired	$971,932
The Company’s condensed consolidated financial statements for the six months ended June 30, 2017 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition whereas the same period in 2016 does not include the results of operations of such assets. On an unaudited pro

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

Six Months Ended June 30, 2016
Pro forma revenues	$7,737,663
Pro forma net loss attributable to PBF Energy Inc. stockholders	$(43,152)
Pro forma net loss available to Class A common stock per share:
Basic	$(0.44)
Diluted	$(0.44)
The unaudited amount of revenues and net loss above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s condensed consolidated financial statements for both the three and six months ended June 30, 2017 and 2016 include the results of operations of Chalmette Refining, the final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $425 and $971 in the three and six months ended June 30, 2017, respectively. In the three and six months ended June 30, 2016, the Company incurred acquisition related costs of $4,988 and $9,712, respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.
4. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of June 30, 2017 and December 31, 2016, PBF Energy’s equity interest in PBF LLC represented approximately 96.6% and 96.5%, respectively, of the outstanding interests.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentages of PBF Energy as of June 30, 2017 and December 31, 2016 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2016	3,920,902	109,204,047	113,124,949
	3.5%	96.5%	100.0%
June 30, 2017	3,825,508	109,722,252	113,547,760
	3.4%	96.6%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC holds a 44.1% limited partner interest in PBFX and owns all of PBFX’s IDR’s, with the remaining 55.9% limited partner interest owned by public common unit holders as of June 30, 2017. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages of PBFX as of June 30, 2017 and December 31, 2016, are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2016	23,271,174	18,459,497	41,730,671
	55.8%	44.2%	100.0%
June 30, 2017	23,430,990	18,459,497	41,890,487
	55.9%	44.1%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the three months ended June 30, 2017 and 2016 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $267 and $90, respectively. For the six months ended June 30, 2017 and 2016 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $380 and $393, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2017 and 2016:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,025,044	$98,671	$12,513	$434,456	$2,570,684
Comprehensive income (loss)	(140,118)	(8,439)	380	24,640	(123,537)
Dividends and distributions	(65,807)	(2,300)	—	(21,787)	(89,894)
Equity-based compensation awards	10,134	—	—	3,708	13,842
Other	(2,098)	—	—	(4)	(2,102)
Balance at June 30, 2017	$1,827,155	$87,932	$12,893	$441,013	$2,368,993

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$91,018	$17,225	$340,317	$2,095,857
Comprehensive income (loss)	75,129	6,615	393	16,212	98,349
Dividends and distributions	(58,696)	(2,971)	—	(14,864)	(76,531)
Issuance of additional PBFX common units	16,304	—	—	35,271	51,575
Equity-based compensation awards	9,999	—	—	2,710	12,709
Exercise of PBF LLC options and warrants, net	1,058	(327)	—	—	731
Other	(885)	—	(4,972)	(977)	(6,834)
Balance at June 30, 2016	$1,690,206	$94,335	$12,646	$378,669	$2,175,856
Share Activity
The following table presents the changes in PBF Energy Class A common stock and treasury stock outstanding:

	Six Months Ended June 30,
	2017		2016
	Class A Common Stock	Treasury Stock	Class A Common Stock	Treasury Stock
Balance at beginning of period	109,204,047	6,087,963	97,781,933	6,056,719
Treasury stock purchases (1)	(14,141)	14,141	(21,564)	21,564
Stock based compensation	431,296	—	26,657	—
Exchange of PBF LLC Series A units for shares of Class A common stock	101,050	—	38,957	—
Balance at end of period	109,722,252	6,102,104	97,825,983	6,078,283
_____
(1) Includes shares repurchased from participants in connection with the vesting of equity awards granted under the Company’s stock compensation plans to cover employee income tax liabilities.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

5. INVENTORIES
Inventories consisted of the following:

June 30, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,307,816	$—	$1,307,816
Refined products and blendstocks	935,041	300,939	1,235,980
Warehouse stock and other	94,490	—	94,490
	$2,337,347	$300,939	$2,638,286
Lower of cost or market adjustment	(650,702)	(112,420)	(763,122)
Total inventories	$1,686,645	$188,519	$1,875,164

December 31, 2016
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,102,007	$—	$1,102,007
Refined products and blendstocks	915,397	352,464	1,267,861
Warehouse stock and other	89,680	—	89,680
	$2,107,084	$352,464	$2,459,548
Lower of cost or market adjustment	(492,415)	(103,573)	(595,988)
Total inventories	$1,614,669	$248,891	$1,863,560
Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended in the second quarter of 2017, the “A&R Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
During the three months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market (“LCM”) which decreased operating income and net income by $151,095 and $91,624, respectively, reflecting the net change in the lower of cost or market inventory reserve from $612,027 at March 31, 2017 to $763,122 at June 30, 2017. During the six months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $167,134 and $101,350, respectively, reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $763,122 at June 30, 2017.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Inventory-related accruals	$778,746	$810,027
Inventory intermediation arrangements	233,455	225,524
Renewable energy credit and emissions obligations	172,331	70,158
Excise and sales tax payable	100,998	86,046
Accrued transportation costs	83,312	89,830
Accrued capital expenditures	76,847	35,149
Accrued refinery maintenance and support costs	32,326	28,670
Accrued utilities	28,914	44,190
Customer deposits	23,912	9,215
Accrued salaries and benefits	15,961	17,466
Accrued interest	12,221	28,570
Environmental liabilities	9,195	9,434
Other	41,093	13,405
Total accrued expenses	$1,609,311	$1,467,684

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of June 30, 2017 and December 31, 2016, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures to address environmental compliance and greenhouse gas and other emissions, including AB32 in California. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs, which have contributed to the increase in accrued environmental liabilities and emission obligations following the Torrance Acquisition. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.
7. LONG-TERM DEBT
Senior Notes
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725,000 in aggregate principal amount of 7.25% senior

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $712,586 from the offering after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the condensed consolidated statement of operations.
The 2025 Senior Notes include a registration payment arrangement whereby the Company has agreed to file with the SEC and use reasonable efforts to cause to become effective within 365 days of the closing date, a registration statement relating to an offer to exchange the 2025 Senior Notes for an issue of registered notes with terms substantially identical to the notes. The Issuers will be obligated to pay additional interest if they fail to comply with their obligations to register the 2025 Senior Notes within the specified time period. The Company fully intends to file a registration statement for the exchange of the 2025 Senior Notes within the 365 day period following the closing of the 2025 Senior Notes. In addition, there are no restrictions or hindrances that the Company is aware of that would prohibit the Issuers from filing such registration statement and maintaining its effectiveness as stipulated in the registration rights agreement. As such, the Company asserts that it is not probable that it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
The 2025 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including PBF Holding’s Revolving Loan and the Issuers’ 7.00% senior notes due 2023 (the “2023 Senior Notes”). The 2025 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Loan) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
PBF Holding has optional redemption rights to repurchase all or a portion of the 2025 Senior Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2025 Senior Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the Indenture. In addition, the 2025 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities that limit certain types of additional debt, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Notes are rated investment grade.
Upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption described above, a Collateral Fall-Away Event under the indenture governing the 2023 Senior Notes occurred on May 30, 2017, and the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
8. MARKETABLE SECURITIES
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The marketable securities were fully liquidated as of June 30, 2017 and the PBFX Term Loan that they collateralized was repaid in full.
As of June 30, 2017 there were no marketable securities. As of December 31, 2016, the Company held $40,024 in marketable securities. The gross unrecognized holding gains and losses as of June 30, 2017 and December 31, 2016 were not material. The net realized gains or losses from the sale of marketable securities were not material for the three and six months ended June 30, 2017 and 2016.
9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 96.6% as of June 30, 2017 and approximately 96.5% as of December 31, 2016). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes. As a result, PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to PBF LLC or PBFX apart from the income tax expense (benefit) of $5,907 and $6,341 for the three and six months ended June 30, 2017, respectively, and $(5,277) and $26,996 for the three and six months ended June 30, 2016, respectively, attributable to the C-Corporation subsidiaries of Chalmette Refining and the subsidiary of PBF Holding.
The income tax provision (benefit) in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current tax expense (benefit)	$901	$36,415	$1,374	$(39,039)
Deferred tax (benefit) expense	(72,944)	40,019	(92,464)	92,973
Total tax (benefit) expense	$(72,043)	$76,434	$(91,090)	$53,934

Income tax (benefit) expense is based on income before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between the Company’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision at Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.8%	4.6%	4.7%	4.6%
Nondeductible/nontaxable items	(0.9)%	—%	(0.7)%	0.2%
Rate differential from foreign jurisdictions	1.0%	2.0%	0.9%	2.5%
Foreign tax rate change	—%	—%	(0.4)%	—%
Other	(0.3)%	0.7%	(0.2)%	(0.4)%
Effective tax rate	39.6%	42.3%	39.3%	41.9%

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company’s effective income tax rate for the three and six months ended June 30, 2017, including the impact of income attributable to noncontrolling interests of $5,512 and $16,559, respectively, was 40.9% and 42.3%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2016, including the impact of income attributable to noncontrolling interests of $17,118 and $23,170, respectively, was 38.8% and 35.7%, respectively.
PBF Energy has determined there are no material uncertain tax positions as of June 30, 2017. PBF Energy does not have any unrecognized tax benefits.
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,117 recorded as of June 30, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. This liability is self-guaranteed by the Company.
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
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,098 recorded as of June 30, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
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
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, EPA notified the Chalmette refinery of its intent to bring an enforcement action on two findings from the audit. In a letter received in June 2017 the EPA stated that there are “no violations or areas of concern” at the Chalmette refinery “for which EPA intends to take enforcement action” relative to the 2014 inspection.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro refinery. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have reached agreement on settlement, which includes a civil penalty of $180. On July 13, 2017, the U.S. Department of Justice filed with the Court the motion to enter the consent decree. The refinery is waiting for the Court to take action on the motion, at which point it will be officially lodged.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016, and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery. In settlement of the violations, the NJDEP has proposed that the Paulsboro refinery pay a civil administrative penalty of $313, which includes $153 for a supplemental environmental project. This offer was accepted. The supplemental environmental project has already been completed, and the remaining $160 was paid to NJDEP in June 2017.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $139,827 as of June 30, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for specified NOVs issued by the Southern California Air Quality Management District (“SCAQMD”) in various years before the Company’s ownership.
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
The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the CAA. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January 2017.  The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The refineries are complying with these new requirements as planned, either directly or using flexibility provided by sulfur credits generated or purchased in advance as an economic optimization. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA published the final 2014-2016 standards under the Renewable Fuels Standard (“RFS”) late in 2015 and issued final 2017 RFS standards in November 2016. In July 2017, the EPA issued proposed 2018 RFS standards that, while the Company is still reviewing, appear to slightly reduce renewable volume standards from final 2017 levels. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2017 standards. The final 2017 cellulosic standard is at approximately 135% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic “waiver credits” to comply in 2017 (the waiver credit option by

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

regulation is only available for the cellulosic standard). The advanced and total RIN requirements were raised (by 7% and 3%, respectively) above the original proposed level in May 2016. Production of advanced RINs has been below what is needed for compliance in 2016. Obligated parties, such as the Company, will likely be relying on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2017. While the Company believes that total RIN production will be adequate for 2016 needs, the new 2017 standard will put obligated parties up against the E10 blendwall leaving little flexibility. Compliance in 2017 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. The Company is supporting a proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels, of which the new presidential administration may be supportive. Depending on how the new administration addresses this proposal and any future changes to the RFS 2 program, there could be a material impact on the Company’s cost of compliance with RFS 2.
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
As a result of the Torrance Acquisition, the Company is subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 (“AB32”). AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional ten years to 2030 in July 2017. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
However, subsequent to the acquisition, the Company is recovering the majority of these costs from its customers, and as such does not expect this obligation to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB32 or SB32 regulations or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations and cash flows.
On February 15, 2017, the Company received another notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.6% interest in PBF LLC as of June 30, 2017 (96.5% as of December 31, 2016).

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of June 30, 2017, the Company has recognized a liability for the tax receivable agreement of $611,392 ($611,392 as of December 31, 2016) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2017, PBF LLC made aggregate non-tax quarterly distributions of $0.60 per unit to its members, of which $65,807 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $65,807 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 13, 2017 and May 31, 2017.

With respect to distributions paid during the six months ended June 30, 2017, PBFX paid a distribution on outstanding common and subordinated units of $0.45 per unit on March 13, 2017 and $0.46 on May 31, 2017, of which $19,750 was distributed to PBF LLC and the balance was distributed to its public unit holders.

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$10,144	$7,339	$20,287	$14,679
Interest cost	1,084	775	2,168	1,551
Expected return on plan assets	(1,442)	(1,107)	(2,884)	(2,213)
Amortization of prior service cost	13	13	26	26
Amortization of actuarial loss (gain)	113	194	226	388
Net periodic benefit cost	$9,912	$7,214	$19,823	$14,431

	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$316	$219	$632	$439
Interest cost	172	133	344	267
Amortization of prior service cost	161	109	322	218
Amortization of actuarial loss (gain)	—	—	—	—
Net periodic benefit cost	$649	$461	$1,298	$924

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2017 and December 31, 2016.
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

	As of June 30, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$24,633	$—	$—	$24,633	N/A	$24,633
Commodity contracts	32,291	1,041	—	33,332	(14,002)	19,330
Derivatives included with inventory intermediation agreement obligations	—	9,165	—	9,165	—	9,165
Liabilities:
Commodity contracts	9,720	4,282	—	14,002	(14,002)	—
Catalyst lease obligations	—	47,454	—	47,454	—	47,454

	As of December 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Marketable securities	40,024	—	—	40,024	N/A	40,024
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2017 and December 31, 2016, $9,599 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$—	$1,915	$(84)	$3,543
Purchases	—	—	—	—
Settlements	—	(746)	45	(1,003)
Unrealized gain (loss) included in earnings	—	(676)	39	(2,047)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$493	$—	$493

There were no transfers between levels during the three and six months ended June 30, 2017 or 2016.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes due 2020 (a)	$—	$—	$670,867	$696,098
Senior notes due 2023 (a) (d)	500,000	495,543	500,000	498,801
Senior notes due 2025 (a)	725,000	699,640	—	—
PBFX Senior Notes (a)	350,000	359,033	350,000	346,135
PBFX Term Loan (b)	—	—	39,664	39,664
PBF Rail Term Loan (b)	31,704	31,704	35,000	35,000
Catalyst leases (c)	47,454	47,454	45,969	45,969
PBFX Revolving Credit Facility (b)	189,200	189,200	189,200	189,200
Revolving Loan (b)	350,000	350,000	350,000	350,000
	2,193,358	2,172,574	2,180,700	2,200,867
Less - Current maturities	—	—	39,664	39,664
Less - Unamortized deferred financing costs	33,811	n/a	32,466	n/a
Long-term debt	$2,159,547	$2,172,574	$2,108,570	$2,161,203

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the senior secured notes, senior notes and the PBFX Senior Notes.
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
(d) As discussed in “Note 7 - Long-term Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

14. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into the A&R Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of June 30, 2017, there were 3,005,137 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2017, there were 10,566,000 barrels of crude oil and 8,732,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2017 and December 31, 2016 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$9,165
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
June 30, 2017:
Commodity contracts	Accounts receivable	$19,330
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20,017)
For the three months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$8,973
For the six months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$3,107
For the six months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(26,172)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,293
For the three months ended June 30, 2016:
Commodity contracts	Cost of products and other	$(19,134)
For the six months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,684
For the six months ended June 30, 2016:
Commodity contracts	Cost of products and other	$(39,087)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$20,017
For the three months ended June 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$(8,973)
For the six months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$(3,107)
For the six months ended June 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$26,172

The Company had no ineffectiveness related to the Company’s fair value hedges for the three and six months ended June 30, 2017 or 2016.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2017 and June 30, 2016 are presented below. In connection with the contribution by PBF LLC of the limited liability interests of PNGPC to PBFX, the accompanying segment information has been retrospectively adjusted to include the historical results of PNGPC in the Logistics segment for all periods presented prior to such contribution.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended June 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,013,251	$62,329	$—	$(58,355)	$5,017,225
Depreciation and amortization expense	56,973	5,710	6,020	—	68,703
Income (loss) from operations (1)	(101,333)	35,017	(41,013)	(3,820)	(111,149)
Interest expense, net	1,335	7,886	31,477	—	40,698
Capital expenditures (2)	242,655	36,918	148	—	279,721

	Three Months Ended June 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,855,773	$40,659	$—	$(37,965)	$3,858,467
Depreciation and amortization expense	47,333	2,349	1,378	—	51,060
Income (loss) from operations	249,102	23,510	(37,842)	—	234,770
Interest expense, net	1,142	7,634	27,164	—	35,940
Capital expenditures	87,756	100,687	6,559	—	195,002

	Six Months Ended June 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,763,449	$122,806	$—	$(114,557)	$9,771,698
Depreciation and amortization expense	110,790	11,062	7,783	—	129,635
Income (loss) from operations (1)	(90,803)	71,058	(83,291)	(7,419)	(110,455)
Interest expense, net	2,253	15,870	59,758	—	77,881
Capital expenditures (2)	409,871	56,385	2,409	—	468,665

	Six Months Ended June 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,655,958	$77,208	$—	$(74,514)	$6,658,652
Depreciation and amortization expense	99,722	4,196	3,075	—	106,993
Income (loss) from operations	254,348	49,554	(74,556)	—	229,346
Interest expense, net	2,114	14,863	56,490	—	73,467
Capital expenditures (3)	226,669	101,813	12,259	—	340,741

	Balance at June 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,232,343	$751,155	$529,131	$(31,409)	$7,481,220

	Balance at December 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,419,950	$756,861	$482,979	$(37,863)	$7,621,927

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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX’s 50% interest in TVPC was completed in the third quarter of 2016, there was no impact on comparative June 30, 2016 disclosures.

(2)	The Logistics segment includes capital expenditures of $10,097 for the acquisition of the Toledo Terminal by PBFX on April 17, 2017.

(3)	The Refining segment includes capital expenditures of $2,659 for the working capital settlement related to the acquisition of the Chalmette refinery that was finalized in the first quarter of 2016.

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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. NET INCOME (LOSS) PER SHARE OF PBF ENERGY
The Company grants certain equity-based compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, the Company has calculated net income (loss) per share of Class A common stock using the two-class method.
The following table sets forth the computation of basic and diluted net income (loss) per share of Class A common stock attributable to PBF Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2017	2016	2017	2016
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(109,663)	$103,530	$(140,740)	$74,142
Income (loss) allocated to participating securities	(269)	—	(539)	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$(109,932)	$103,530	$(141,279)	$74,142
Denominator for basic net income (loss) per Class A common share - weighted average shares	108,779,992	97,836,366	108,770,237	97,822,875
Basic net income (loss) attributable to PBF Energy per Class A common share	$(1.01)	$1.06	$(1.30)	$0.76

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(109,932)	$103,530	$(141,279)	$74,142
Plus: Net income attributable to noncontrolling interest (1)	—	9,399	—	6,958
Less: Income tax (expense) benefit on net income (loss) attributable to noncontrolling interest (1)	—	(3,722)	—	(2,755)
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(109,932)	$109,207	$(141,279)	$78,345

Denominator(1):
Denominator for basic net income (loss) per Class A common share-weighted average shares	108,779,992	97,836,366	108,770,237	97,822,875
Effect of dilutive securities:
Conversion of PBF LLC Series A Units (1)	—	4,947,813	—	4,952,115
Common stock equivalents (2)	—	494,443	—	589,488
Denominator for diluted net income (loss) per Class A common share-adjusted weighted average shares	108,779,992	103,278,622	108,770,237	103,364,478
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$(1.01)	$1.06	$(1.30)	$0.76
__________

(1)
The potential conversion of 3,828,871 and 3,835,999 PBF LLC Series A Units for the three and six months ended June 30, 2017, respectively, were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

the net income and related income tax expense associated with the potential conversion of the PBF LLC Series A Units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents excludes the effects of options and warrants to purchase 7,278,142 and 7,278,142 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2017, respectively. Common stock equivalents excludes the effects of options and warrants to purchase 3,467,125 and 2,919,125 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and six months ended June 30, 2016, respectively.

17. SUBSEQUENT EVENTS
Dividend Declared
On August 3, 2017, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 31, 2017 to Class A common stockholders of record at the close of business on August 15, 2017.
PBFX Distributions
On August 3, 2017, the Board of Directors of PBF GP announced a distribution of $0.47 per unit on outstanding common units of PBFX. The distribution is payable on August 31, 2017 to PBFX unit holders of record at the close of business on August 15, 2017.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. As of June 30, 2017, we own and operate five domestic oil refineries and related assets. As of June 30, 2017, our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of June 30, 2017, we owned 109,722,252 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 3,825,508 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”) (109,204,047 PBF LLC Series C Units and 3,920,902 PBF LLC Series A Units as of December 31, 2016, respectively). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 96.6% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 3.4% of the voting power in us (96.5% and 3.5% as of December 31, 2016, respectively).
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Senior Notes Offering
On May 30, 2017, PBF Holding and PBF Finance issued $725.0 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “2025 Senior Notes”). The Company used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 7 - Long-term Debt”, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
Inventory Intermediation Agreements
On May 4, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended, the "Intermediation Agreement Amendments") with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The Intermediation Agreement Amendment by and among J. Aron, PBF Holding and PRC relating to the A&R Intermediation Agreement for the Paulsboro refinery extends the term to January 2, 2018, which term may be further extended by mutual consent of the parties to July 1, 2019. The Intermediation Agreement Amendment by and among J. Aron, PBF Holding and DCR relating to the A&R Intermediation Agreement for the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The final purchase price and fair value allocation were completed as of June 30, 2017. During the measurement period, which ended in June 2017, adjustments were made to the Company’s preliminary fair value estimates related primarily to Property, plant and equipment and Other long-term liabilities reflecting the finalization of the Company’s assessment of the costs and duration of certain assumed pre-existing environmental obligations. The transaction was financed through a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under our Revolving Loan.
2016 PBFX Equity Offerings
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86.8 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the “2016 PBFX Equity Offerings”). As of June 30, 2017, PBF LLC holds a 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public common unit holders.
PBFX Assets and Transactions
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada. A substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas and are eliminated by PBF Energy in consolidation.
PBFX Assets: PBFX’s assets consist of light and heavy crude oil rail unloading terminals and a refined products pipeline and truck rack at the Delaware City refinery, a crude oil truck unloading terminal and storage facility at the Toledo refinery, a crude oil pipeline system supplying the Torrance refinery, a natural gas pipeline supplying the Paulsboro refinery, the East Coast Terminals (as defined below) and the Toledo terminal.
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
On February 15, 2017, we entered into a ten-year storage services agreement with PBFX Op Co (the “Chalmette Storage Agreement”) under which PBFX Op Co, will provide storage services to us upon the earlier of November 1, 2017 and the completion of construction of a new tank with a shell capacity of 625,000 barrels at our Chalmette refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank. The Chalmette Storage Agreement can be extended by us for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide us with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by us in the tank and we will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional 10 year periods.
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
Amended and Restated Asset Based Revolving Credit Facility
The Third Amended and Restated Revolving Credit Agreement (“Revolving Loan”) is available to be used for working capital and other general corporate purposes. As noted in “Note 3 - Acquisitions”, we took down an advance under our Revolving Loan to partially fund the Torrance Acquisition in 2016. The outstanding balance under our Revolving Loan was $350.0 million, $350.0 million and $550.0 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.
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
On December 22, 2016, the Rail Facility was terminated and replaced with the PBF Rail Term Loan (as described below).
PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus the margin as defined in the credit agreement. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible crude tank cars; (ii) the debt service reserve account; and (iii) PBF Holding’s member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for a transaction of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balance of the PBF Rail Term Loan was $31.7 million and $35.0 million as of June 30, 2017 and December 31, 2016, respectively.
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
Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third party revenue and a significant portion of its operating results eliminate in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,017,225	$3,858,467	$9,771,698	$6,658,652

Cost and expenses:
Cost of products and other	4,605,693	3,249,444	8,802,460	5,661,539
Operating expenses (excluding depreciation of $62,683, $49,682, $121,852 and $103,918 for the periods presented, respectively)	412,859	276,598	864,226	576,597
General and administrative expenses	41,090	43,373	84,920	80,955
Loss on sale of assets	29	3,222	912	3,222
Depreciation and amortization expense	68,703	51,060	129,635	106,993
Income (loss) from operations	(111,149)	234,770	(110,455)	229,346
Change in fair value of catalyst leases	1,104	(1,748)	(1,484)	(4,633)
Debt extinguishment costs	(25,451)	—	(25,451)	—
Interest expense, net	(40,698)	(35,940)	(77,881)	(73,467)
Income (loss) before income taxes	(176,194)	197,082	(215,271)	151,246
Income tax (benefit) expense	(72,043)	76,434	(91,090)	53,934
Net income (loss)	(104,151)	120,648	(124,181)	97,312
Less: net income attributable to noncontrolling interests	5,512	17,118	16,559	23,170
Net income (loss) attributable to PBF Energy Inc. stockholders	$(109,663)	$103,530	$(140,740)	$74,142

Gross margin	$(44,011)	$289,944	$22,915	$328,799

Gross refining margin (1)	$350,418	$571,025	$848,862	$925,227

Net income (loss) available to Class A common stock per share:
Basic	$(1.01)	$1.06	$(1.30)	$0.76
Diluted	$(1.01)	$1.06	$(1.30)	$0.76

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Key Operating Information
Production (bpd in thousands)	764.2	702.7	748.8	678.0
Crude oil and feedstocks throughput (bpd in thousands)	769.2	698.1	753.7	674.0
Total crude oil and feedstocks throughput (millions of barrels)	70.0	63.5	136.4	122.7
Gross margin per barrel of throughput	$(0.62)	$4.56	$0.17	$2.68
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.17	$6.50	$7.45	$5.77
Refinery operating expenses, excluding depreciation, per barrel of throughput	$5.69	$4.27	$6.12	$4.63

Crude and feedstocks (% of total throughput) (2)
Heavy crude	30%	18%	35%	16%
Medium crude	31%	44%	30%	47%
Light crude	23%	27%	20%	25%
Other feedstocks and blends	16%	11%	15%	12%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	47%	51%	48%
Distillates and distillate blendstocks	30%	32%	30%	31%
Lubes	1%	1%	1%	1%
Chemicals	2%	4%	2%	4%
Other	16%	16%	16%	16%
Total yield	99%	100%	100%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars per barrel, except as noted)
Dated Brent Crude	$49.69	$45.65	$51.61	$40.08
West Texas Intermediate (WTI) crude oil	$48.11	$45.53	$49.89	$39.64
Light Louisiana Sweet (LLS) crude oil	$50.17	$47.39	$51.77	$41.51
Alaska North Slope (ANS) crude oil	$50.61	$45.74	$52.20	$40.00
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.81	$15.32	$13.21	$13.30
WTI (Chicago) 4-3-1	$14.09	$16.51	$12.65	$12.77
LLS (Gulf Coast) 2-1-1	$12.56	$10.76	$12.30	$9.76
ANS (West Coast) 4-3-1	$19.16	$18.58	$17.85	$18.04
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.58	$0.11	$1.73	$0.44
Dated Brent less Maya (heavy, sour)	$8.00	$7.83	$7.34	$7.94
Dated Brent less WTS (sour)	$2.65	$0.96	$2.98	$0.95
Dated Brent less ASCI (sour)	$2.85	$3.67	$3.46	$3.96
WTI less WCS (heavy, sour)	$9.56	$11.75	$11.23	$11.55
WTI less Bakken (light, sweet)	$0.30	$0.43	$0.61	$0.98
WTI less Syncrude (light, sweet)	$(1.35)	$(2.72)	$(1.81)	$(3.56)
WTI less LLS (light, sweet)	$(2.06)	$(1.85)	$(1.88)	$(1.87)
WTI less ANS (light, sweet)	$(2.50)	$(0.21)	$(2.31)	$(0.37)
Natural gas (dollars per MMBTU)	$3.14	$2.25	$3.10	$2.11
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Overview— Net loss was $104.2 million for the three months ended June 30, 2017 compared to net income of $120.6 million for the three months ended June 30, 2016. Net loss attributable to PBF Energy was $109.7 million or $1.01 per diluted share, for the three months ended June 30, 2017 ($1.01 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or a net loss of $0.06 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $103.5 million, or $1.06 per diluted share, for the three months ended June 30, 2016 ($1.06 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.14 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 96.6% and 95.2% for the three months ended June 30, 2017 and 2016, respectively.
Our results for the three months ended June 30, 2017 were negatively impacted by special items consisting of a non-cash pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $151.1 million, or $91.6 million net of tax, and pre-tax debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million, or $15.4 million net of tax. Our results for the three months ended June 30, 2016 were positively impacted by a pre-tax LCM inventory adjustment of approximately $157.8 million, or $95.3 million net of tax. These LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were negatively impacted by lower crack spreads at our East Coast and Mid-Continent refineries, lower throughput per day at our Delaware City and Toledo refineries as discussed below and the planned turnaround at our Torrance refinery. These negative impacts were partially offset by generally favorable movements in crude oil differentials, higher crack spreads for our Gulf Coast refinery and lower costs to comply with the RFS.
Revenues— Revenues totaled $5.0 billion for the three months ended June 30, 2017 compared to $3.9 billion for the three months ended June 30, 2016, an increase of approximately $1.2 billion, or 30.0%. Revenues per barrel were $61.30 and $60.74 for the three months ended June 30, 2017 and 2016, respectively, an increase of 0.9% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 326,100 bpd, 154,600 bpd, 191,300 bpd and 97,200 bpd, respectively. For the three months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 351,700 bpd, 174,200 bpd and 172,200 bpd, respectively. The decrease in throughput rates at our East Coast and Mid-Continent refineries in 2017 compared to 2016 is primarily due to planned downtime at our Delaware City refinery in 2017 and market conditions at our Toledo refinery. Our Gulf Coast refinery throughput rates increased in the second quarter of 2017 as compared to the same period of 2016 following the completion of a planned turnaround in the first quarter of 2017. Our West Coast refinery was not acquired until the third quarter of 2016 and was undergoing a turnaround for a majority of the second quarter in 2017. For the three months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 369,000 bpd, 161,500 bpd, 237,700 bpd and 131,200 bpd, respectively. For the three months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 385,300 bpd, 180,000 bpd and 211,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled a loss of $44.0 million, or $0.62 per barrel of throughput, for the three months ended June 30, 2017 compared to $289.9 million, or $4.56 per barrel of throughput, for the three months ended June 30, 2016, a decrease of approximately $334.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $350.4 million, or $5.01 per barrel of throughput ($501.5 million or $7.17 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2017 compared to $571.0 million, or $8.98 per barrel of throughput ($413.2 million or $6.50 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2016, a decrease of approximately $220.6 million or an increase of $88.3 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to favorable movements in certain crude differentials, improved crack spreads and higher throughput rates in the Gulf Coast, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery acquired in the third quarter of 2016. Costs to comply with our obligation under the RFS totaled $68.8 million for the three months ended June 30, 2017 (excluding our West Coast refinery, whose costs to comply with RFS totaled $5.4 million for the three months ended June 30, 2017) compared to $93.2 million for the three months ended June 30, 2016. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM inventory adjustment of approximately $151.1 million on a net basis resulting from a decrease in crude oil and refined product prices in comparison to both the prices at year end and the first quarter of 2017. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $157.8 million in the second quarter of 2016.
Average industry refining margins in the Mid-Continent were weaker during the three months ended June 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $14.09 per barrel, or 14.7% lower, in the three months ended June 30, 2017 as compared to $16.51 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.35 per barrel during the three months ended June 30, 2017 as compared to a premium of $2.72 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.81 per barrel, or 3.3% lower, in the three months ended June 30, 2017, as compared to $15.32 per barrel in the same period in 2016. The Dated Brent/WTI differential and Dated Brent/Maya differential were $1.47 and $0.17 higher, respectively, in the three months ended June 30, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.13 per barrel less favorable in the three months ended June 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins generally improved during the three months ended June 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.56 per barrel, or 16.7% higher, in the three months ended June 30, 2017 as compared to $10.76 per barrel in the same period in 2016. Crude differentials weakened slightly with the WTI/LLS averaging a premium of $2.06 per barrel during the three months ended June 30, 2017 as compared to a premium of $1.85 per barrel in the same period of 2016.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $412.9 million for the three months ended June 30, 2017 compared to $276.6 million for the three months ended June 30, 2016, an increase of $136.3 million, or 49.3%. Of the total $412.9 million of operating expenses for the three months ended June 30, 2017, $398.6 million or $5.69 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $14.3 million related to expenses incurred by the Logistics segment ($271.5 million, or $4.27 per barrel, and $5.1 million of operating expenses for the three months ended June 30, 2016 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to costs associated with the Torrance refinery and related logistics assets which totaled approximately $115.0 million for the three months ended June 30, 2017. Total operating expenses for the three months ended June 30, 2017, excluding our Torrance refinery, increased slightly due to higher maintenance costs at our Chalmette refinery and slightly higher energy costs across all of our refineries attributable to strengthening natural gas prices. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX’s assets, which were higher primarily due to the PBFX Plains Asset Purchase and the acquisition of 50% of the limited liability company interests of TVPC in 2016. The increase in operating expenses was slightly offset by a decrease in outside services costs.
General and Administrative Expenses— General and administrative expenses totaled $41.1 million for the three months ended June 30, 2017 compared to $43.4 million for the three months ended June 30, 2016, a decrease of approximately $2.3 million or 5.3%. The decrease in general and administrative expenses for the three months ended June 30, 2017 over the same period of 2016 primarily relates to lower outside services costs in support of acquisitions and related integration activities of $3.1 million, reflecting less activity in the second quarter of 2017 and a decrease of $1.5 million in stock option expense. These decreases were partially offset by increased employee related expenses of $2.5 million mainly due to increased headcount as a result of the Torrance Acquisition. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Loss on Sale of Assets— There was a de minimis loss of on sale of assets for the three months ended June 30, 2017 relating to non-operating refinery assets. There was a loss of $3.2 million on the sale of non-operating refinery assets for the three months ended June 30, 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $68.7 million for the three months ended June 30, 2017 compared to $51.1 million for the three months ended June 30, 2016, an increase of $17.6 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter 2016.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.1 million for the three months ended June 30, 2017 compared to a loss of $1.7 million for the three months ended June 30, 2016. These gains/losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs - Debt extinguishment costs of $25.5 million incurred in the three months ended June 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $40.7 million for the three months ended June 30, 2017 compared to $35.9 million for the three months ended June 30, 2016, an increase of approximately $4.8 million. This net increase is attributable to higher borrowings under our Revolving Loan partially offset by lower letter of credit fees and higher interest income. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 96.6% and 95.2%, on a weighted-average basis for the three months ended June 30, 2017 and 2016, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2017 and 2016 was 39.6% and 42.3%, respectively, reflecting tax adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder in Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended June 30, 2017 and 2016 was approximately 3.4% and 4.8%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Overview— Net loss was $124.2 million for the six months ended June 30, 2017 compared to net income of $97.3 million for the six months ended June 30, 2016. Net loss attributable to PBF Energy was $140.7 million, or $1.30 per diluted share, for the six months ended June 30, 2017 ($1.30 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or a net loss of $0.26 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $74.1 million, or $0.76 per diluted share, for the six months ended June 30, 2016 ($0.76 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or a loss of $0.51 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 96.6% and 95.2% for the six months ended June 30, 2017 and 2016, respectively.
Our results for the six months ended June 30, 2017 were negatively impacted by special items consisting of a non-cash pre-tax LCM inventory adjustment of approximately $167.1 million, or $101.4 million net of tax, and pre-tax debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million, or $15.4 million net of tax. Our results for the six months ended June 30, 2016 were positively impacted by a pre-tax LCM inventory adjustment of approximately $216.8 million, or $131.0 million net of tax. These LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were positively impacted by generally favorable movements in crude oil differentials, higher crack spreads for our Gulf Coast refinery and lower costs to comply with the RFS. These positive impacts were partially offset by lower throughput per day at our Delaware City and Toledo refineries as discussed below and the planned turnaround at our Torrance refinery.
Revenues— Revenues totaled $9.8 billion for the six months ended June 30, 2017 compared to $6.7 billion for the six months ended June 30, 2016, an increase of approximately $3.1 billion, or 46.8%. Revenues per barrel were $61.62 and $54.28 for the six months ended June 30, 2017 and 2016, respectively, an increase of 13.5% directly related to higher hydrocarbon commodity prices. For the six months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 323,200 bpd, 139,300 bpd, 173,600 bpd and 117,600 bpd, respectively. For the six months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 333,900 bpd, 165,900 bpd and 174,200 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2017 compared to 2016 is primarily due to planned downtime at our Delaware City refinery in 2017. The decrease in throughput rates at our Mid-Continent and Gulf Coast refineries in the first six months of 2017 was mainly due to unplanned downtime and less favorable market conditions at our Toledo refinery and planned downtime at our Chalmette refinery during the first quarter of 2017. Our West Coast refinery was not acquired until the third quarter of 2016. For the six months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 357,100 bpd, 157,200 bpd, 215,800 bpd and 146,000 bpd, respectively. For the six months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 376,200 bpd, 174,900 bpd and 208,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $22.9 million, or $0.17 per barrel of throughput, for the six months ended June 30, 2017 compared to $328.8 million, or $2.68 per barrel of throughput, for the six months ended June 30, 2016, a decrease of $305.9 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $848.9 million, or $6.22 per barrel of throughput ($1,016.0 million or $7.45 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2017 compared to $925.2 million, or $7.54 per barrel of throughput ($708.4 million or

$5.77 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2016, a decrease of approximately $76.4 million or an increase of $307.6 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to favorable movements in certain crude differentials, improved crack spreads in the Gulf Coast, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery acquired in the third quarter of 2016. Costs to comply with our obligation under the RFS totaled $104.9 million for the six months ended June 30, 2017 (excluding our West Coast refinery, whose costs to comply with RFS totaled $14.8 million for the six months ended June 30, 2017) compared to $157.2 million for the six months ended June 30, 2016. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM inventory adjustment of approximately $167.1 million on a net basis resulting from a decrease in crude oil and refined product prices in comparison to the prices at year end. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $216.8 million in the second quarter of 2016.
Average industry refining margins in the Mid-Continent were weaker during the six months ended June 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $12.65 per barrel, or 0.9% lower, in the six months ended June 30, 2017 as compared to $12.77 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.81 per barrel during the six months ended June 30, 2017 as compared to a premium of $3.56 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.21 per barrel, or 0.7% lower in the six months ended June 30, 2017, as compared to $13.30 per barrel in the same period in 2016. The Dated Brent/Maya differentials were $0.60 lower in the six months ended June 30, 2017 as compared to the same period in 2016. The Dated Brent/WTI differentials were $1.29 higher in the six months ended June 30, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.37 per barrel less favorable in the six months ended June 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins generally improved during the six months ended June 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.30 per barrel, or 26.0% higher, in the six months ended June 30, 2017 as compared to $9.76 per barrel in the same period in 2016. Crude differentials slightly decreased with the WTI/LLS averaging a premium of $1.88 per barrel during the six months ended June 30, 2017 as compared to a premium of $1.87 per barrel in the same period of 2016.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $864.2 million for the six months ended June 30, 2017 compared to $576.6 million for the six months ended June 30, 2016, an increase of $287.6 million, or 49.9%. Of the total $864.2 million of operating expenses for the six months ended June 30, 2017, $835.4 million or $6.12 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $28.8 million related to expenses incurred by the Logistics segment ($568.2 million, or $4.63 per barrel, and $8.4 million of operating expenses for the six months ended June 30, 2016 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to costs associated with the Torrance refinery and related logistics assets which totaled approximately $242.5 million for the six months ended June 30, 2017. Total operating expenses for the six months ended June 30, 2017, excluding our Torrance refinery, increased slightly due to higher maintenance costs at our Chalmette refinery and slightly higher energy costs across all of our refineries attributable to strengthening natural gas prices. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX’s assets, which were higher primarily due to the PBFX Plains Asset Purchase and the acquisition of 50% of the limited liability company interests of TVPC in 2016. The increase in operating expenses was partially offset by a decrease in outside services costs.

General and Administrative Expenses— General and administrative expenses totaled $84.9 million for the six months ended June 30, 2017 compared to $81.0 million for the six months ended June 30, 2016, an increase of approximately $4.0 million or 4.9%. The increase in general and administrative expenses for the six months ended June 30, 2017 over the same period of 2016 primarily relates to increased employee related expenses of $6.8 million mainly due to increased headcount resulting from the Torrance Acquisition, an increase of $1.1 million in stock option expense and an increase of $2.0 million in information technology costs. These increases were partially offset by lower outside services costs in support of acquisitions and related integration activities of $5.9 million, reflecting less activity in 2017. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Loss on Sale of Assets— There was a loss of $0.9 million on sale of assets for the six months ended June 30, 2017 relating to non-operating refinery assets. There was a loss of $3.2 million on sale of assets for the six months ended June 30, 2016 relating to the sale of non-operating refinery assets in the second quarter of 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $129.6 million for the six months ended June 30, 2017 compared to $107.0 million for the six months ended June 30, 2016, an increase of $22.6 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $1.5 million for the six months ended June 30, 2017 compared to a loss of $4.6 million for the six months ended June 30, 2016. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs - Debt extinguishment costs of $25.5 million incurred in the six months ended June 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $77.9 million for the six months ended June 30, 2017 compared to $73.5 million for the six months ended June 30, 2016, an increase of approximately $4.4 million. This net increase is attributable to higher borrowings under our Revolving Loan partially offset by lower letter of credit fees and higher interest income. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 96.6% and 95.2%, on a weighted-average basis for the six months ended June 30, 2017 and 2016, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the six months ended June 30, 2017 and 2016 was 39.3% and 41.9%, respectively, reflecting tax adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder in Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2017 and 2016 was approximately 3.4% and 4.8%, respectively.
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
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment and debt extinguishment costs (as further explained in “Notes to Non-GAAP Financial Measures” below on page 58). Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

Adjusted Fully-Converted Net Income (Loss) and Adjusted Fully-Converted Net Income (Loss) Excluding Special Items
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflects an assumed exchange of all PBF LLC Series A Units for shares of Class A common stock of PBF Energy. In addition, we present results on an Adjusted Fully-Converted basis excluding special items as described above. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results. Neither Adjusted Fully-Converted Net Income (Loss) nor Adjusted Fully-Converted Net Income (Loss) excluding special items should be considered an alternative to net income (loss) presented in accordance with GAAP. Adjusted Fully-Converted Net Income (Loss) and Adjusted Fully-Converted Net Income (Loss) excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The differences between Adjusted Fully-Converted and GAAP results are as follows:

1.
Assumed exchange of all PBF LLC Series A Units for shares of PBF Energy Class A common stock. As a result of the assumed exchange of all PBF LLC Series A Units, the noncontrolling interest related to these units is converted to controlling interest. Management believes that it is useful to provide the per-share effect associated with the assumed exchange of all PBF LLC Series A Units.

2.
Income Taxes. Prior to PBF Energy’s initial public offering (“IPO”), we were organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy’s IPO, not all of our earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Fully-Converted tax provisions and earnings to assume that we had adopted our post-IPO corporate tax structure for all periods presented and are taxed as a C-corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of our earnings that is subject to corporate income tax.

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to PBF Energy Inc. stockholders	$(109,663)	$103,530	$(140,740)	$74,142
Income (loss) allocated to participating securities	(269)	—	(539)	—
Income (loss) available to PBF Energy Inc. stockholders - basic	(109,932)	103,530	(141,279)	74,142
Add: Net income (loss) attributable to the noncontrolling interest (1)	(6,604)	9,399	(8,460)	6,958
Less: Income tax benefit (expense) (2)	2,599	(3,722)	3,330	(2,755)
Adjusted fully-converted net income (loss)	$(113,937)	$109,207	$(146,409)	$78,345
Special Items:
Add: Non-cash LCM inventory adjustment (3)	151,095	(157,780)	167,134	(216,843)
Add: Debt extinguishment costs (3)	25,451	—	25,451	—
Add: Recomputed income taxes on special items (3)	(69,489)	62,516	(75,801)	85,870
Adjusted fully-converted net income (loss) excluding special items	$(6,880)	$13,943	$(29,625)	$(52,628)

Weighted-average shares outstanding of PBF Energy Inc.	108,779,992	97,836,366	108,770,237	97,822,875
Conversion of PBF LLC Series A Units (4)	3,828,871	4,947,813	3,835,999	4,952,115
Common stock equivalents (5)	—	494,443	—	589,488
Adjusted fully-converted shares outstanding-diluted	112,608,863	103,278,622	112,606,236	103,364,478

Diluted net income (loss) per share	$(1.01)	$1.06	$(1.30)	$0.76
Adjusted fully-converted net income (loss) (per fully exchanged, fully diluted shares outstanding)	$(1.01)	$1.06	$(1.30)	$0.76
Adjusted fully-converted net income (loss) excluding special items (per fully exchanged, fully diluted shares outstanding)	$(0.06)	$0.14	$(0.26)	$(0.51)
——————————
See Notes to Non-GAAP Financial Measures on page 58
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as gross margin excluding refinery depreciation, refinery operating expenses, and gross margin of PBFX. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.

Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated:

	Three Months Ended June 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$5,017,225	$71.68	$3,858,467	$60.74
Less: Cost of products and other	4,605,693	65.80	3,249,444	51.16
Less: Refinery operating expenses	398,570	5.69	271,539	4.27
Less: Refinery depreciation expenses	56,973	0.81	47,540	0.75
Gross margin	$(44,011)	$(0.62)	$289,944	$4.56
Reconciliation of gross margin to gross refining margin:
Gross margin	$(44,011)	$(0.62)	$289,944	$4.56
Less: Revenues of PBFX	(62,329)	(0.89)	(40,659)	(0.64)
Add: Affiliate cost of sales of PBFX	1,215	0.02	2,661	0.04
Add: Refinery operating expenses	398,570	5.69	271,539	4.27
Add: Refinery depreciation expense	56,973	0.81	47,540	0.75
Gross refining margin	$350,418	$5.01	$571,025	$8.98
Special items:
Add: Non-cash LCM inventory adjustment (3)	151,095	2.16	(157,780)	(2.48)
Gross refining margin excluding special items	$501,513	$7.17	$413,245	$6.50
——————————
See Notes to Non-GAAP Financial Measures on page 58

	Six Months Ended June 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$9,771,698	$71.63	$6,658,652	$54.28
Less: Cost of products and other	8,802,460	64.53	5,661,539	46.15
Less: Refinery operating expenses	835,423	6.12	568,178	4.63
Less: Refinery depreciation expenses	110,900	0.81	100,136	0.82
Gross margin	$22,915	$0.17	$328,799	$2.68
Reconciliation of gross margin to gross refining margin:
Gross margin	$22,915	$0.17	$328,799	$2.68
Less: Revenues of PBFX	(122,806)	(0.90)	(77,208)	(0.63)
Add: Affiliate cost of sales of PBFX	2,430	0.02	5,322	0.04
Add: Refinery operating expenses	835,423	6.12	568,178	4.63
Add: Refinery depreciation expense	110,900	0.81	100,136	0.82
Gross refining margin	$848,862	$6.22	$925,227	$7.54
Special items:
Add: Non-cash LCM inventory adjustment (3)	167,134	1.23	(216,843)	(1.77)
Gross refining margin excluding special items	$1,015,996	$7.45	$708,384	$5.77
——————————
See Notes to Non-GAAP Financial Measures on page 58
EBITDA, EBITDA Excluding Special Items and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization), EBITDA excluding special items and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, changes in the liability for tax receivable agreement due to factors out of our control such as changes in tax rates, debt extinguishment costs related to refinancing activities and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(104,151)	$120,648	$(124,181)	$97,312
Add: Depreciation and amortization expense	68,703	51,060	129,635	106,993
Add: Interest expense, net	40,698	35,940	77,881	73,467
Add: Income tax (benefit) expense	(72,043)	76,434	(91,090)	53,934
EBITDA	$(66,793)	$284,082	$(7,755)	$331,706
Special Items:
Add: Non-cash LCM inventory adjustment (3)	$151,095	$(157,780)	$167,134	$(216,843)
Add: Debt extinguishment costs (3)	25,451	—	25,451	—
EBITDA excluding special items	$109,753	$126,302	$184,830	$114,863

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(66,793)	$284,082	$(7,755)	$331,706
Add: Stock based compensation	7,817	9,359	13,842	12,709
Add: Non-cash change in fair value of catalyst leases	(1,104)	1,748	1,484	4,633
Add: Non-cash LCM inventory adjustment (3)	151,095	(157,780)	167,134	(216,843)
Add: Debt extinguishment costs (3)	25,451	—	25,451	—
Adjusted EBITDA	$116,466	$137,409	$200,156	$132,205
——————————
See Notes to Non-GAAP Financial Measures on page 58

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy Inc., as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock.

(2)
Represents an adjustment to apply PBF Energy’s expected full-year statutory tax rate of approximately 39.4% for the 2017 periods and 39.6% for the 2016 periods to the noncontrolling interest. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

(3)
Special items: In accordance with GAAP, we are required to state our inventories at the lower of cost or market. Our inventory cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in the Refining segment’s operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

The following table includes the lower of cost or market inventory reserve as of each date presented:

	2017	2016
January 1,	$595,988	$1,117,336
March 31,	612,027	1,058,273
June 30,	763,122	900,493
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on operating income and net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Net LCM inventory adjustment benefit (charge) in operating income	$(151,095)	$157,780	$(167,134)	$216,843
Net LCM inventory adjustment benefit (charge) in net income	(91,624)	95,264	(101,350)	130,973
Additionally, during the three and six months ended June, 30, 2017, we recorded pre-tax debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. These nonrecurring charges decreased net income by $15.4 million for the three and six months ended June 30, 2017. There were no such costs in the same periods of 2016.
The income tax impact of the two special items were calculated using the tax rates shown in footnote (2) above.

(4)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method for the three and six months ended June 30, 2017 and June 30, 2016, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 7,278,142 and 7,278,142 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2017, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 3,467,125 and 2,919,125 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, dividend payment, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of June 30, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $34.7 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $216.1 million for the six months ended June 30, 2016. Our operating cash flows for the six months ended June 30, 2017 included our net loss of $124.2 million, depreciation and amortization of $134.6 million, pension and other post-retirement benefits costs of $21.1 million, equity-based compensation of $13.8 million, changes in the fair value of our catalyst leases of $1.5 million, a net non-cash loss of $167.1 million relating to a LCM inventory adjustment, debt extinguishment costs related to the refinancing of our 2020 Senior Secured Notes of $25.5 million and a loss on sale of assets of $0.9 million, partially offset by deferred income taxes of $92.5 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $3.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $179.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the six months ended June 30, 2016 included our net income of $97.3 million, depreciation and amortization of $112.5 million, deferred income taxes of $93.0 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $26.2 million, pension and other post-retirement benefits costs of $15.4 million, equity-based compensation of $12.7 million, changes in the fair value of our catalyst leases of $4.6 million and a loss on sale of assets of $3.2 million, partially offset by a net non-cash benefit of $216.8 million relating to a LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected uses of cash of $68.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $428.6 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $235.8 million for the six months ended June 30, 2016. The net cash flows used in investing activities for the six months ended June 30, 2017 was comprised of cash outflows of $220.4 million for capital expenditures, expenditures for refinery turnarounds of $214.4 million, expenditures for other assets of $23.7 million and expenditures for the acquisition of Toledo Terminal by PBFX of $10.1 million, partially offset by $40.0 million of net maturities of marketable securities. Net cash used in investing activities for the six months ended June 30, 2016 was comprised of capital expenditures totaling $111.8 million, expenditures for refinery turnarounds of $106.6 million, expenditures for other assets of $21.3 million, cash consideration of $98.3 million used to fund the PBFX Plains Assets Purchase, and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $98.1 million of net maturities of marketable securities and $6.9 million of proceeds from sale of assets.
Cash Flows from Financing Activities
Net cash used in financing activities was $109.9 million for the six months ended June 30, 2017 compared to net cash provided by financing activities of $488.2 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, net cash used by financing activities consisted of distributions and dividends of $89.4 million, repayment of the PBFX Term Loan of $39.7 million, principal amortization payments of the PBF Rail Term Loan of $3.3 million, partially offset by net cash proceeds of $22.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs. Additionally, during the six months ended June 30, 2017, we borrowed and repaid $290.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the six months ended June 30, 2017. For the six months ended June 30, 2016, net cash provided by financing activities consisted of proceeds from the Revolving Loan of $550.0 million, net proceeds from the PBFX Revolver of $68.5 million and net proceeds from issuance of PBFX common units of $51.6 million, partially offset by distributions and dividends of $76.5 million, repayments of the PBFX Term Loan of $98.3 million and repayments of the Rail Facility of $7.0 million.
Liquidity
As of June 30, 2017, our total liquidity was approximately $953.8 million, compared to total liquidity of approximately $1,280.9 million as of December 31, 2016. Total liquidity is the sum of our cash and cash equivalents plus the estimated amount available under the Revolving Loan. In addition, as of June 30, 2017 and December 31, 2016, PBFX had approximately $167.2 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to PBFX to fund working capital, acquisitions, distributions, capital expenditures and for other general corporate purposes.
Working Capital
Our working capital at June 30, 2017 was $668.4 million, consisting of $2,733.1 million in total current assets and $2,064.7 million in total current liabilities. Our working capital at December 31, 2016 was $1,350.7 million, consisting of $3,407.3 million in total current assets and $2,056.5 million in total current liabilities. Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, during the six months ended June 30, 2017.
Capital Spending
Net capital spending was $468.7 million for the six months ended June 30, 2017, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries and the acquisition of the Toledo Terminal by PBFX. We currently expect to spend an aggregate of approximately between $575.0 million to $600.0 million in net capital expenditures during the full year 2017 for facility improvements and refinery maintenance and turnarounds. Significant capital spending for the full year 2017 include turnarounds for the FCC at our Delaware City refinery, several units at our Torrance refinery and several units at our Chalmette refinery, as well as expenditures to meet Tier 3 requirements. In addition, PBFX expects to spend an aggregate of $110.0 million to $120.0 million in net capital expenditures during the full year 2017 primarily on growth projects.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $300.0 million of our Class A common stock (the “Repurchase Program”), which expires on September 30, 2018. As of June 30, 2017 we have purchased approximately 6.05 million shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the three months ended June 30, 2017. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
Inventory Intermediation Agreements
On May 4, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended in the second quarter of 2017, the "A&R Intermediation Agreements") with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The A&R Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to January 2, 2018, which term may be further extended by mutual consent of the parties to July 1, 2019. The A&R Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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
At June 30, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $300.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2017, other than outstanding letters of credit in the amount of approximately $446.2 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of June 30, 2017, we have recognized a liability for the tax receivable agreement of $611.4 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $39.6 million to $60.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $22.26 per share (the closing price on June 30, 2017) and that LIBOR were to be 1.85%, we estimate as of June 30, 2017 that the aggregate amount of these accelerated payments would have been approximately $542.0 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the six months ended June 30, 2017, PBF LLC made aggregate non-tax quarterly distributions of $0.60 per unit to its members, of which $65.8 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $65.8 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 13, 2017 and May 31, 2017.
On August 3, 2017, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 31, 2017 to Class A common stockholders of record at the close of business on August 15, 2017. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of June 30, 2017, PBF Energy had $894.8 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $114.0 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of June 30, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.8 million per quarter or $51.2 million per year, based on the current number of common units outstanding. During the six months ended June 30, 2017, PBFX made quarterly cash distributions totaling $41.0 million of which $19.8 million was distributed to PBF LLC and the balance was distributed to its public unit holders.
On August 3, 2017, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.47 per unit on outstanding common units of PBFX. The distribution is payable on August 31, 2017 to PBFX common unit holders of record at the close of business on August 15, 2017.
As of June 30, 2017, PBFX had $3.6 million outstanding letters of credit and $167.2 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $51.0 million to fund its operations, if necessary. Accordingly, as of June 30, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At June 30, 2017 and December 31, 2016, we had gross open commodity derivative contracts representing 19.3 million barrels and 8.8 million barrels, respectively, with an unrealized net gain of $19.3 million and net loss of $3.5 million, respectively. The open commodity derivative contracts as of June 30, 2017 expire at various times during 2017.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.0 million barrels and 29.4 million barrels at June 30, 2017 and December 31, 2016, respectively. The average cost of our hydrocarbon inventories was approximately $77.13 and $80.50 per barrel on a LIFO basis at June 30, 2017 and December 31, 2016, respectively, excluding the net impact of LCM inventory adjustments of approximately $763.1 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of June 30, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, AB32 in California requires the state to reduce its GHG emissions to 1990 levels by 2020.
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
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $31.7 million at June 30, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation, PBF Energy’s principal executive officer and the principal financial officer have concluded that PBF Energy’s disclosure controls and procedures are effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy’s internal controls over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, the EPA notified the Chalmette refinery of its intent to bring an enforcement action on two (2) findings from the audit. In a letter received in June, 2017 the EPA stated that there are “no violations or areas of concern” at the Chalmette Refinery “for which EPA intends to take enforcement action” relative to the 2014 inspection.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued an approximately $0.2 million fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City Refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the 2013 Secretary’s Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro refinery. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

On February 3, 2011, the EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. On July 13, 2017, the U.S. Department of Justice filed with the Court the motion to enter the consent decree. The refinery is waiting for the Court to take action on the motion, at which point it will be officially lodged.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery (“PRC”). In settlement of the violations, the NJDEP has proposed that PRC pay a civil administrative penalty of $0.3 million, which includes $0.1 million for a supplemental environmental project. This offer was accepted. The supplemental environmental project has already been completed, and the remaining $160 was paid to NJDEP in June 2017.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery. Following the closing of the acquisition, the Torrance refinery has received a number of NOVs from a number of agencies, including the Southern California Air Quality Management District, (“SCAQMD”), California’s Division of Occupational Safety and Health (“CALOSHA”), the City of Torrance, and the Torrance Fire Department. No settlement or penalty demand in excess of $0.1 million has been made or received with respect to these notices. It is possible that SCAQMD, CALOSHA, the Torrance Fire Department and/or the City of Torrance will assess penalties in the other matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solitarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial. On June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs. On July 12, 2017, the plaintiffs filed for a rehearing of the appellate court judgment, which was denied on July 31, 2017. As a result of the appellate court’s judgment, the potential amount of the claims is not determinable. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 14, 2017, the plaintiff in Adam Trotter v. ExxonMobil Corp., ExxonMobil Oil Corp., ExxonMobil Refining and Supply Company, et. al., filed a civil action against us in the Superior Court of the State of California, County of Los Angeles, Southwest District, claiming public nuisance, battery, a violation of civil rights under 42 U.S.C. §1983, intentional infliction of emotional distress, negligence and strict liability in tort and injuries and symptoms resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The City of Torrance and the SCAQMD are also named as defendants in the lawsuit. To the extent that plaintiff’s claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit. While we are evaluating the allegations and cannot currently estimate the amount or the timing of the resolution of this matter, we believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The operation of the Torrance Refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance Refinery. While we are evaluating the allegations and cannot currently estimate the amount or the timing of the resolution of this matter, we believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On February 15, 2017, we received another notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended June 30, 2017, 20,000 PBF LLC Series A Units were exchanged for 20,000 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
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
There were no repurchases of our Class A Common Stock during the second quarter of 2017. For the period of time from the inception of the Repurchase Program through June 30, 2017, we purchased 6,050,717 shares for $150.8 million. As of June 30, 2017, we had $149.2 million remaining authorized availability under the Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and Form of Note included as Exhibit A (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.3
Registration Rights Agreement dated May 30, 2017, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and Citi Global Markets Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

10.1† *	Amendment to the Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.2† *	Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC.

10.3 (1)
PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Registration Statement on Form S-8 (Registration No, 333-218075) filed on May 18, 2017).

10.4 (1)*	Form of Restricted Stock Agreement for Directors under the PBF Energy Inc. 2017 Equity Incentive Plan

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

———————

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	Indicates management compensatory plan or arrangement.
(2)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	August 3, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and Form of Note included as Exhibit A (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.3
Registration Rights Agreement dated May 30, 2017, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and Citi Global Markets Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

10.1† *	Amendment to the Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.2† *	Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC.

10.3 (1)
PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Registration Statement on Form S-8 (Registration No, 333-218075) filed on May 18, 2017).

10.4 (1)*	Form of Restricted Stock Agreement for Directors under the PBF Energy Inc. 2017 Equity Incentive Plan

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.