Form 10-Q
period 2017-09-30
PBF Energy Inc.
filed 2017-11-02
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
As of October 31, 2017, PBF Energy Inc. had outstanding 110,036,773 shares of Class A common stock and 27 shares of Class B common stock.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interests in PBF LLC as of September 30, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2017, PBF LLC also holds a 44.1% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $39,420 and $64,221, respectively)	$300,891	$746,274
Accounts receivable	776,013	620,175
Inventories	2,310,692	1,863,560
Marketable securities - current (PBFX: $0 and $40,024, respectively)	—	40,024
Prepaid expense and other current assets	58,277	137,222
Total current assets	3,445,873	3,407,255
Property, plant and equipment, net (PBFX: $675,793 and $608,802, respectively)	3,480,922	3,328,770
Deferred tax assets	268,622	379,306
Deferred charges and other assets, net	804,040	506,596
Total assets	$7,999,457	$7,621,927
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$447,623	$535,907
Accrued expenses	1,833,555	1,467,684
Deferred revenue	4,287	13,292
Notes payable	6,831	—
Current portion of long-term debt (PBFX: $0 and $39,664, respectively)	—	39,664
Total current liabilities	2,292,296	2,056,547
Long-term debt (PBFX: $533,136 and $532,011, respectively)	2,158,337	2,108,570
Payable to related parties pursuant to tax receivable agreement	610,827	611,392
Deferred tax liabilities	46,340	45,699
Other long-term liabilities	216,295	229,035
Total liabilities	5,324,095	5,051,243
Commitments and contingencies (Note 10)
Equity:
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 109,747,548 shares outstanding at September 30, 2017, 109,204,047 shares outstanding at December 31, 2016	94	94
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 27 shares outstanding at September 30, 2017, 28 shares outstanding at December 31, 2016	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2017 and December 31, 2016	—	—
Treasury stock, at cost, 6,104,609 shares outstanding at September 30, 2017 and 6,087,963 shares outstanding at December 31, 2016	(151,547)	(151,547)
Additional paid in capital	2,259,338	2,245,788
Retained earnings/(Accumulated deficit)	27,952	(44,852)
Accumulated other comprehensive loss	(23,539)	(24,439)
Total PBF Energy Inc. equity	2,112,298	2,025,044
Noncontrolling interest	563,064	545,640
Total equity	2,675,362	2,570,684
Total liabilities and equity	$7,999,457	$7,621,927

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,478,951	$4,513,204	$15,250,649	$11,171,856

Cost and expenses:
Cost of products and other	4,352,061	3,862,580	13,154,521	9,524,119
Operating expenses (excluding depreciation and amortization expense as reflected below)	402,910	412,699	1,267,136	989,296
Depreciation and amortization expense	75,948	54,694	197,800	158,612
Cost of sales	4,830,919	4,329,973	14,619,457	10,672,027
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,275	44,020	143,195	124,975
Depreciation and amortization expense	2,572	1,342	10,355	4,417
Loss on sale of assets	28	8,159	940	11,381
Total cost and expenses	4,891,794	4,383,494	14,773,947	10,812,800

Income from operations	587,157	129,710	476,702	359,056

Other income (expenses):
Change in tax receivable agreement liability	565	(3,143)	565	(3,143)
Change in fair value of catalyst leases	473	77	(1,011)	(4,556)
Debt extinguishment costs	—	—	(25,451)	—
Interest expense, net	(36,990)	(38,527)	(114,871)	(111,994)
Income before income taxes	551,205	88,117	335,934	239,363
Income tax expense	203,979	31,673	112,889	85,607
Net income	347,226	56,444	223,045	153,756
Less: net income attributable to noncontrolling interests	32,861	14,333	49,420	37,503
Net income attributable to PBF Energy Inc. stockholders	$314,365	$42,111	$173,625	$116,253

Weighted-average shares of Class A common stock outstanding
Basic	109,724,595	97,825,357	109,634,921	97,823,708
Diluted	113,882,240	103,135,799	113,791,542	103,210,917
Net income available to Class A common stock per share:
Basic	$2.86	$0.43	$1.58	$1.19
Diluted	$2.85	$0.43	$1.57	$1.19

Dividends per common share	$0.30	$0.30	$0.90	$0.90

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$347,226	$56,444	$223,045	$153,756
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(1)	(76)	69	329
Net gain on pension and other post-retirement benefits	288	502	862	1,134
Total other comprehensive income	287	426	931	1,463
Comprehensive income	347,513	56,870	223,976	155,219
Less: comprehensive income attributable to noncontrolling interests	32,871	14,354	49,452	37,574
Comprehensive income attributable to PBF Energy Inc. stockholders	$314,642	$42,516	$174,524	$117,645

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$223,045	$153,756
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	215,052	170,911
Stock-based compensation	18,064	16,331
Change in fair value of catalyst leases	1,011	4,556
Deferred income taxes	111,325	194,431
Change in tax receivable agreement liability	(565)	3,143
Non-cash change in inventory repurchase obligations	(26,659)	29,317
Non-cash lower of cost or market inventory adjustment	(97,943)	(320,833)
Debt extinguishment costs	25,451	—
Pension and other post-retirement benefit costs	31,682	25,894
Loss on sale of assets	940	11,381

Changes in operating assets and liabilities:
Accounts receivable	(155,838)	(198,879)
Inventories	(349,189)	54,052
Prepaid expense and other current assets	78,838	(99,127)
Accounts payable	(102,471)	51,390
Accrued expenses	415,862	309,194
Deferred revenue	(9,005)	8,918
Other assets and liabilities	(57,377)	(26,223)
Net cash provided by operations	322,223	388,212

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	—	(971,932)
Expenditures for property, plant and equipment	(267,151)	(194,625)
Expenditures for deferred turnaround costs	(341,598)	(138,936)
Expenditures for other assets	(31,096)	(27,735)
Expenditures for PBFX Plains Asset Purchase	—	(98,373)
Expenditures for acquisition of Toledo Terminal by PBFX	(10,097)	—
Chalmette Acquisition working capital settlement	—	(2,659)
Purchase of marketable securities	(75,036)	(1,779,997)
Maturities of marketable securities	115,060	1,954,274
Proceeds from sale of assets	—	13,030
Net cash used in investing activities	$(609,918)	$(1,246,953)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters’ discount and commissions	$—	$138,255
Distributions to PBF Energy Company LLC members other than PBF Energy	(3,448)	(4,460)
Distributions to PBFX public unit holders	(32,261)	(22,563)
Dividend payments	(98,723)	(88,043)
Proceeds from 2025 7.25% Senior Notes	725,000	—
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—
Proceeds from PBFX revolver borrowings	—	174,700
Repayments of PBFX revolver borrowings	—	(30,000)
Repayments of PBFX Term Loan borrowings	(39,664)	(174,536)
Repayments of PBF Rail Term Loan	(4,959)	—
Repayments of Rail Facility revolver borrowings	—	(11,457)
Proceeds from revolver borrowings	490,000	550,000
Repayments of revolver borrowings	(490,000)	—
Additional catalyst lease	—	7,927
Deferred financing costs and other	(13,424)	—
Net cash (used in) provided by financing activities	(157,688)	539,823

Net decrease in cash and cash equivalents	(445,383)	(318,918)
Cash and cash equivalents, beginning of period	746,274	944,320
Cash and cash equivalents, end of period	$300,891	$625,402

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$36,172	$16,813
Note payable issued for purchase of property, plant and equipment	6,831	—

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
As of September 30, 2017, PBF LLC also holds a 44.1% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
As of September 30, 2017, the Company owns 109,747,548 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially own 3,825,508 PBF LLC Series A Units. As of September 30, 2017, the holders of the Company’s issued and outstanding shares of Class A common stock have 96.6% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.4% of the voting power in the Company.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Energy. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Change in Presentation
During the third quarter of 2017, the Company determined that it would revise the presentation of certain line items on its consolidated statements of operations to enhance its disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income or statements of cash flows. Presented below is a summary of the effects of this revised presentation on the Company’s historical statements of operations for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$3,862,580	—	$3,862,580
Operating expenses (excluding depreciation and amortization expense as reflected below)	412,699	—	412,699
Depreciation and amortization expense	—	54,694	54,694
Cost of sales			4,329,973
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	44,020	—	44,020
Depreciation and amortization expense	56,036	(54,694)	1,342
Loss on sale of assets	8,159	—	8,159
Total cost and expenses	$4,383,494		$4,383,494

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$9,524,119	—	$9,524,119
Operating expenses (excluding depreciation and amortization expense as reflected below)	989,296	—	989,296
Depreciation and amortization expense	—	158,612	158,612
Cost of sales			10,672,027
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	124,975	—	124,975
Depreciation and amortization expense	163,029	(158,612)	4,417
Loss on sale of assets	11,381	—	11,381
Total cost and expenses	$10,812,800		$10,812,800

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Cost Classifications
Cost of products and other consists of the cost of crude oil, other feedstocks, blendstocks and purchased refined products and the related in-bound freight and transportation costs.
Operating expenses (excluding depreciation and amortization) consists of direct costs of labor, maintenance and services, utilities, property taxes, environmental compliance costs and other direct operating costs incurred in connection with our refining operations. Such expenses exclude depreciation related to refining and logistics assets that are integral to the refinery production process, which is presented separately as Depreciation and amortization expense as a component of Cost of sales on the Company’s condensed consolidated statements of operations.
Reclassification
Certain amounts previously reported in the Company's condensed consolidated financial statements for prior periods have been reclassified to conform to the 2017 presentation. These reclassifications, in addition to the changes in “Cost and expenses” described above, include certain details about accrued expenses and equity in those respective footnotes.
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
Recent Accounting Pronouncements
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 and 2017 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Company’s business processes, accounting systems, controls and financial statement disclosures. The Company will adopt this new standard effective January 1, 2018, using the modified retrospective application. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. The working group is progressing through its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Additionally, the Company has begun training the relevant staff at its corporate headquarters and refineries on the Updated Revenue Recognition Guidance, including the potential impacts on internal reporting and disclosure requirements. Although the Company’s analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, based on the results to date, we have reached tentative conclusions for most contract types and do not believe revenue recognition patterns will change materially. However, it is expected that the new standard will have some impact on presentation and disclosures in its financial statements and internal controls.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has established a working group to study and lead implementation of the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases entered into by the Company and its subsidiaries for further analysis as the implementation project progresses. The Company will not early adopt this new guidance. The working group continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures. At this time, the Company has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, it remains in its early stages. Accordingly, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

assets. Additionally, under this guidance, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements and related disclosures.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments in ASU 2017-12 address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments in ASU 2017-12 will enable an entity to better portray the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring changes in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. The guidance in ASU 2017-12 concerning amendments to cash flow and net investment hedge relationships that exist on the date of adoption should be applied using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance in ASU 2017-12 also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of September 30, 2017, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of September 30, 2017, PBF LLC holds a 44.1% limited partner interest in PBFX consisting of 18,459,497 common units, with the remaining 55.9% limited partner interest held by public unit holders. PBF LLC also owns all of the incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. As a result of the payment on May 31, 2017 by PBFX of its distribution for the first quarter of 2017, the financial tests required for conversion of all of PBFX’s outstanding subordinated units into common units have been satisfied. As a result, all of PBFX’s subordinated units, which were owned by PBF LLC, converted on a one-for-one basis into common units effective June 1, 2017. The conversion of the subordinated units did not impact the amount of cash distributions paid by PBFX or the total number of its outstanding units. The subordinated units were issued by PBFX in connection with its initial public offering in May 2014.
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
PNGPC Contribution Agreement
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, PBF LLC contributed to PBFX’s wholly owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s Paulsboro refinery, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Contribution Agreement, PBFX constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Chalmette Storage Tank Lease
Effective February 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which PBFX, through PBFX Op Co, assumed construction of a crude oil storage tank at PBF Holding's Chalmette Refinery (the “Chalmette Storage Tank”), commencing upon the earlier of November 1, 2017 or the completion of construction of the Chalmette Storage Tank which is currently expected to be completed in November 2017. PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank is located and a project management agreement pursuant to which Chalmette Refining is managing the construction of the tank.
Toledo Terminal Acquisition
On April 17, 2017, PBFX’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) from Sunoco Logistics L.P. for an aggregate purchase price of $10,000, plus working capital. The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery.
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
The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition. The Company’s condensed consolidated financial statements for the prior year include the results of operations of such assets from the date of the Torrance Acquisition on July 1, 2016 to September 30, 2016 during which period the Torrance refinery and related logistics assets contributed revenues of $928,225 and net income of $51,457. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

Nine Months Ended September 30, 2016
Pro forma revenues	$12,250,867
Pro forma net loss attributable to PBF Energy Inc. stockholders	$(3,704)
Pro forma net loss available to Class A common stock per share:
Basic	$(0.04)
Diluted	$(0.04)
The unaudited amount of revenues and net loss above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s condensed consolidated financial statements for both the three and nine months ended September 30, 2017 and 2016 include the results of operations of Chalmette Refining, the final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs were $50 and $1,021 in the three and nine months ended September 30, 2017, respectively, and $5,222 and $17,510 in three and nine months ended September 30, 2016, respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.
4. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of September 30, 2017 and December 31, 2016, PBF Energy’s equity interest in PBF LLC represented approximately 96.6% and 96.5%, respectively, of the outstanding interests.
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
The noncontrolling interest ownership percentages of PBF Energy as of September 30, 2017 and December 31, 2016 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2016	3,920,902	109,204,047	113,124,949
	3.5%	96.5%	100.0%
September 30, 2017	3,825,508	109,747,548	113,573,056
	3.4%	96.6%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC holds a 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public common unit holders as of September 30, 2017. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.

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
The noncontrolling interest ownership percentages of PBFX as of September 30, 2017 and December 31, 2016, are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2016	23,271,174	18,459,497	41,730,671
	55.8%	44.2%	100.0%
September 30, 2017	23,435,349	18,459,497	41,894,846
	55.9%	44.1%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the three months ended September 30, 2017 and 2016 the Company recorded a noncontrolling interest in the (loss) earnings of these subsidiaries of $(6) and $45, respectively. For the nine months ended September 30, 2017 and 2016 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $374 and $438, respectively.
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2017 and 2016:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,025,044	$98,671	$12,513	$434,456	$2,570,684
Comprehensive income	174,524	9,701	374	39,377	223,976
Dividends and distributions	(98,723)	(3,448)	—	(33,090)	(135,261)
Equity-based compensation awards	13,549	—	—	4,515	18,064
Exercise of PBF LLC options and warrants, net	—	—	—	—	—
Other	(2,096)	—	—	(5)	(2,101)
Balance at September 30, 2017	$2,112,298	$104,924	$12,887	$445,253	$2,675,362

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$91,018	$17,225	$340,317	$2,095,857
Comprehensive income	117,645	10,386	438	26,750	155,219
Dividends and distributions	(88,043)	(4,460)	—	(23,234)	(115,737)
Issuance of additional PBFX common units	54,944	—	—	83,311	138,255
Equity-based compensation awards	12,658	—	—	3,673	16,331
Exercise of PBF LLC options and warrants, net	1,058	(232)	—	—	826
Other	(5,438)	(30)	(4,943)	(980)	(11,391)
Balance at September 30, 2016	$1,740,121	$96,682	$12,720	$429,837	$2,279,360
Share Activity
The following table presents the changes in PBF Energy Class A common stock and treasury stock outstanding:

	Nine Months Ended September 30,
	2017		2016
	Class A Common Stock	Treasury Stock	Class A Common Stock	Treasury Stock
Balance at beginning of period	109,204,047	6,087,963	97,781,933	6,056,719
Treasury stock purchases (1)	(16,646)	16,646	(26,379)	26,379
Stock based compensation	429,825	—	28,987	—
Exercise of options and warrants	12,500	—	1,650	—
Exchange of PBF LLC Series A units for shares of Class A common stock	117,822	—	38,957	—
Balance at end of period	109,747,548	6,104,609	97,825,148	6,083,098
_____
(1) Includes shares repurchased from participants in connection with the vesting of equity awards granted under the Company’s stock compensation plans to cover employee income tax liabilities.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

5. INVENTORIES
Inventories consisted of the following:

September 30, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,302,162	$—	$1,302,162
Refined products and blendstocks	1,065,608	343,904	1,409,512
Warehouse stock and other	97,063	—	97,063
	$2,464,833	$343,904	$2,808,737
Lower of cost or market adjustment	(404,227)	(93,818)	(498,045)
Total inventories	$2,060,606	$250,086	$2,310,692

December 31, 2016
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,102,007	$—	$1,102,007
Refined products and blendstocks	915,397	352,464	1,267,861
Warehouse stock and other	89,680	—	89,680
	$2,107,084	$352,464	$2,459,548
Lower of cost or market adjustment	(492,415)	(103,573)	(595,988)
Total inventories	$1,614,669	$248,891	$1,863,560
Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended in the second and third quarters of 2017, the “A&R Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
During the three months ended September 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market (“LCM”) which increased operating income and net income by $265,077 and $160,743, respectively, reflecting the net change in the lower of cost or market inventory reserve from $763,122 at June 30, 2017 to $498,045 at September 30, 2017. During the nine months ended September 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $97,943 and $59,393, respectively, reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $498,045 at September 30, 2017.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Inventory-related accruals	$984,702	$810,027
Inventory intermediation arrangements	282,640	225,524
Renewable energy credit and emissions obligations	138,717	70,158
Excise and sales tax payable	91,042	86,046
Accrued transportation costs	90,933	89,830
Customer deposits	45,548	9,215
Accrued interest	40,689	28,570
Accrued utilities	36,274	44,190
Accrued refinery maintenance and support costs	36,098	28,670
Accrued salaries and benefits	32,709	17,466
Accrued capital expenditures	21,985	35,149
Environmental liabilities	8,545	9,434
Other	23,673	13,405
Total accrued expenses	$1,833,555	$1,467,684

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of September 30, 2017 and December 31, 2016, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
7. DEBT
Senior Notes
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725,000 in aggregate principal amount of 7.25% senior

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $711,576 from the offering after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the condensed consolidated statements of operations.
The 2025 Senior Notes included a registration rights arrangement whereby the Company agreed to file with the SEC and use commercially reasonable efforts to consummate an offer to exchange the 2025 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on October 18, 2017 and it is anticipated that the exchange will be consummated during the fourth quarter of 2017. As such, the Company does not anticipate it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
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
Notes Payable
In connection with the purchase of a waste water treatment facility servicing the Toledo refinery completed on September 28, 2017, the Company issued a short-term promissory note payable in the amount of $6,831 due June 30, 2018. Payments of $403 on the note will be made monthly with a balloon payment of $3,200 due at maturity.
8. MARKETABLE SECURITIES
The U.S. Treasury securities purchased by the Company with the proceeds from the PBFX initial public offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the “PBFX Term Loan”). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The marketable securities were fully liquidated as of September 30, 2017 and the PBFX Term Loan that they collateralized was repaid in full.
As of December 31, 2016, the Company held $40,024 in marketable securities. The gross unrecognized holding gains and losses as of September 30, 2017 and December 31, 2016 were not material. The net realized gains or losses from the sale of marketable securities were not material for the three and nine months ended September 30, 2017 and 2016.
9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 96.6% as of September 30, 2017 and approximately 96.5% as of December 31, 2016). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes. As a result, PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to PBF LLC or PBFX apart from the income tax expense (benefit) of $(4,258) and $2,083 for the three and nine months ended September 30, 2017, respectively, and $2,291 and $29,287 for the three and nine months ended September 30, 2016, respectively, attributable to the C-Corporation subsidiaries of Chalmette Refining and the subsidiary of PBF Holding.
The income tax provision (benefit) in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current income tax expense (benefit)	$190	$(69,406)	$1,564	$(108,824)
Deferred income tax expense	203,789	101,079	111,325	194,431
Total income tax expense	$203,979	$31,673	$112,889	$85,607

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Income tax (benefit) expense is based on income before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between the Company’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision at Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.5%	4.6%	4.3%	4.6%
Nondeductible/nontaxable items	(0.2)%	(0.1)%	0.2%	0.1%
Manufacturer’s benefit deduction	—%	7.9%	—%	2.9%
Rate differential from foreign jurisdictions	0.3%	(1.3)%	(0.1)%	1.1%
Provision to return adjustment	(0.1)%	(1.8)%	(0.2)%	(0.7)%
Foreign tax rate change	—%	—%	0.3%	—%
Other	(0.1)%	(1.2)%	(0.1)%	(0.5)%
Effective tax rate	39.4%	43.1%	39.4%	42.5%
The Company’s effective income tax rate for the three and nine months ended September 30, 2017, including the impact of income attributable to noncontrolling interests of $32,861 and $49,420, respectively, was 37.0% and 33.6%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2016, including the impact of income attributable to noncontrolling interests of $14,333 and $37,503, respectively, was 35.9% and 35.8%, respectively.
PBF Energy has determined there are no material uncertain tax positions as of September 30, 2017. PBF Energy does not have any unrecognized tax benefits.
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $10,809 recorded as of September 30, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. This liability is self-guaranteed by the Company.
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
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,049 recorded as of September 30, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
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
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City refinery for violating the 2013 Secretary’s Order. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017. On September 28, 2017, the Delaware

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Superior Court issued it scheduling order governing briefing in the appeal of the Coastal Zone Board’s decision to sustain the permit issued for the ethanol project. The filing of briefs has been scheduled for October and November 2017.
On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 bpd, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, Delaware City Logistics Company LLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.
On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have reached agreement on settlement, which includes a civil penalty of $180. On July 13, 2017, the U.S. Department of Justice filed with the Court the motion to enter the consent decree. On September 19, 2017, the Court approved the consent decree and in connection therewith the Paulsboro refinery has paid a penalty of $180.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $138,511 as of September 30, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Additionally, subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets before and after the Company’s acquisition. With the exception of one NOV for which a proposed settlement is less than $100, no settlement or penalty demands have been received to date with respect to the other NOVs. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD, Cal/OSHA and/or the City of Torrance will assess penalties in the other matters in excess of $100 but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
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
As a result of the Torrance Acquisition, the Company is subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 (“AB32”). AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional 10 years to 2030 in July 2017. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
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
On February 15, 2017, the Company received a notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.6% interest in PBF LLC as of September 30, 2017 (96.5% as of December 31, 2016).
As of September 30, 2017, the Company has recognized a liability for the tax receivable agreement of $610,827 ($611,392 as of December 31, 2016) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2017, PBF LLC made aggregate non-tax quarterly distributions of $0.90 per unit to its members, of which $98,723 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $98,723 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 13, 2017, May 31, 2017 and August 31, 2017.

With respect to distributions paid during the nine months ended September 30, 2017, PBFX paid a distribution on outstanding common and subordinated units of $0.45 per unit on March 13, 2017, $0.46 on May 31, 2017 and $0.47 on August 31, 2017, of which $30,533 was distributed to PBF LLC and the balance was distributed to its public unit holders.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$10,142	$10,064	$30,429	$24,743
Interest cost	1,084	772	3,252	2,323
Expected return on plan assets	(1,441)	(1,234)	(4,325)	(3,447)
Amortization of prior service cost	13	13	39	39
Amortization of actuarial loss (gain)	113	328	339	716
Net periodic benefit cost	$9,911	$9,943	$29,734	$24,374

	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$316	$304	$948	$743
Interest cost	172	131	516	398
Amortization of prior service cost	162	161	484	379
Amortization of actuarial loss (gain)	—	—	—	—
Net periodic benefit cost	$650	$596	$1,948	$1,520

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2017 and December 31, 2016.
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

	As of September 30, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$24,829	$—	$—	$24,829	N/A	$24,829
Commodity contracts	18,257	4,248	—	22,505	(22,505)	—
Liabilities:
Commodity contracts	11,671	15,850	—	27,521	(22,505)	5,016
Catalyst lease obligations	—	46,981	—	46,981	—	46,981
Derivatives included with inventory intermediation agreement obligations	—	20,601	—	20,601	—	20,601

	As of December 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Marketable securities	40,024	—	—	40,024	N/A	40,024
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2017 and December 31, 2016, $9,642 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$—	$493	$(84)	$3,543
Purchases	—	—	—	—
Settlements	—	(90)	45	(1,093)
Unrealized gain (loss) included in earnings	—	(21)	39	(2,068)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$382	$—	$382

There were no transfers between levels during the three and nine months ended September 30, 2017 or 2016.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes due 2020 (a)	$—	$—	$670,867	$696,098
Senior notes due 2023 (a) (d)	500,000	514,575	500,000	498,801
Senior notes due 2025 (a)	725,000	740,982	—	—
PBFX Senior Notes (a)	350,000	362,148	350,000	346,135
PBFX Term Loan (b)	—	—	39,664	39,664
PBF Rail Term Loan (b)	30,041	30,041	35,000	35,000
Catalyst leases (c)	46,981	46,981	45,969	45,969
PBFX Revolving Credit Facility (b)	189,200	189,200	189,200	189,200
Revolving Loan (b)	350,000	350,000	350,000	350,000
	2,191,222	2,233,927	2,180,700	2,200,867
Less - Current maturities	—	—	39,664	39,664
Less - Unamortized deferred financing costs	32,885	n/a	32,466	n/a
Long-term debt	$2,158,337	$2,233,927	$2,108,570	$2,161,203

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
(d) As discussed in “Note 7 - Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

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
As of September 30, 2017, there were 3,306,154 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2017, there were 37,496,000 barrels of crude oil and 8,163,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2017 and December 31, 2016 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(20,601)
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
September 30, 2017:
Commodity contracts	Accrued expenses	$(5,016)
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,766)
For the three months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(3,145)
For the nine months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(26,659)
For the nine months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,317)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(17,291)
For the three months ended September 30, 2016:
Commodity contracts	Cost of products and other	$(15,559)
For the nine months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(2,606)
For the nine months ended September 30, 2016:
Commodity contracts	Cost of products and other	$(54,646)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$29,766
For the three months ended September 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$3,145
For the nine months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$26,659
For the nine months ended September 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$29,317

The Company had no ineffectiveness related to the Company’s fair value hedges for the three and nine months ended September 30, 2017 or 2016.

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
Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets primarily consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third party customers through fee-based commercial agreements. PBFX currently does not generate significant third party revenue and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual segments.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2017 and September 30, 2016 are presented below. In connection with the contribution by PBF LLC of the limited liability interests of PNGPC to PBFX, the accompanying segment information has been retrospectively adjusted to include the historical results of PNGPC in the Logistics segment for all periods presented prior to such contribution.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Three Months Ended September 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,475,815	$65,494	$—	$(62,358)	$5,478,951
Depreciation and amortization expense	70,338	5,610	2,572	—	78,520
Income (loss) from operations (1)	607,848	40,420	(57,312)	(3,799)	587,157
Interest expense, net	1,180	7,748	28,062	—	36,990
Capital expenditures	165,659	15,056	562	—	181,277

	Three Months Ended September 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,508,613	$48,433	$—	$(43,842)	$4,513,204
Depreciation and amortization expense	49,347	5,347	1,342	—	56,036
Income (loss) from operations (1)	149,282	25,763	(43,714)	(1,621)	129,710
Interest expense, net	713	7,696	30,118	—	38,527
Capital expenditures (2)	1,084,579	4,603	4,337	—	1,093,519

	Nine Months Ended September 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,239,264	$188,300	$—	$(176,915)	$15,250,649
Depreciation and amortization expense	181,128	16,672	10,355	—	208,155
Income (loss) from operations (1)	517,045	111,478	(140,603)	(11,218)	476,702
Interest expense, net	3,433	23,618	87,820	—	114,871
Capital expenditures (3)	575,530	71,441	2,971	—	649,942

	Nine Months Ended September 30, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,164,571	$125,641	$—	$(118,356)	$11,171,856
Depreciation and amortization expense	149,069	9,543	4,417	—	163,029
Income (loss) from operations (1)	403,630	75,317	(118,270)	(1,621)	359,056
Interest expense, net	2,827	22,559	86,608	—	111,994
Capital expenditures (2)	1,311,248	106,416	16,596	—	1,434,260

	Balance at September 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,953,916	$754,477	$327,109	$(36,045)	$7,999,457

	Balance at December 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,419,950	$756,861	$482,979	$(37,863)	$7,621,927

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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
The Refining segment includes capital expenditures of $971,932 related to the acquisition of the Torrance refinery and related logistic assets that was completed in the third quarter of 2016. Additionally, the Refining segment includes capital expenditures of $2,659 for the working capital settlement related to the acquisition of the Chalmette refinery that was finalized in the first quarter of 2016.

(3)	The Logistics segment includes capital expenditures of $10,097 for the acquisition of the Toledo Terminal by PBFX on April 17, 2017.

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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. NET INCOME PER SHARE OF PBF ENERGY
The Company grants certain equity-based compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, the Company has calculated net income per share of Class A common stock using the two-class method.
The following table sets forth the computation of basic and diluted net income per share of Class A common stock attributable to PBF Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2017	2016	2017	2016
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$314,365	$42,111	$173,625	$116,253
Less: Income allocated to participating securities	272	—	811	—
Income available to PBF Energy Inc. stockholders - basic	$314,093	$42,111	$172,814	$116,253
Denominator for basic net income per Class A common share - weighted average shares	109,724,595	97,825,357	109,634,921	97,823,708
Basic net income attributable to PBF Energy per Class A common share	$2.86	$0.43	$1.58	$1.19

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$314,093	$42,111	$172,814	$116,253
Plus: Net income attributable to noncontrolling interest (1)	18,137	3,797	9,677	10,755
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(7,139)	(1,504)	(3,809)	(4,259)
Numerator for diluted net income per Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$325,091	$44,404	$178,682	$122,749

Denominator(1):
Denominator for basic net income per Class A common share-weighted average shares	109,724,595	97,825,357	109,634,921	97,823,708
Effect of dilutive securities:
Conversion of PBF LLC Series A Units (1)	3,825,508	4,966,632	3,832,464	4,956,853
Common stock equivalents (2)	332,137	343,810	324,157	430,356
Denominator for diluted net income per Class A common share-adjusted weighted average shares	113,882,240	103,135,799	113,791,542	103,210,917
Diluted net income attributable to PBF Energy Inc. stockholders per Class A common share	$2.85	$0.43	$1.57	$1.19
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 39.4% statutory tax rate for

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

both the three and nine months ended September 30, 2017 and 39.6% statutory tax rate for both the three and nine months ended September 30, 2016) attributable to the converted units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options and warrants to purchase 6,484,650 and 6,554,650 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2017, respectively. Common stock equivalents excludes the effects of options and warrants to purchase 5,161,125 and 4,364,250 shares of PBF Energy Class A common stock because they are anti-dilutive for the three and nine months ended September 30, 2016, respectively.

17. SUBSEQUENT EVENTS
Dividend Declared
On November 2, 2017, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 29, 2017 to Class A common stockholders of record at the close of business on November 13, 2017.
PBFX Distributions
On November 2, 2017, the Board of Directors of PBF GP announced a distribution of $0.48 per unit on outstanding common units of PBFX. The distribution is payable on November 29, 2017 to PBFX unit holders of record at the close of business on November 13, 2017.
PBFX Senior Notes Offering
On October 6, 2017, PBFX issued $175,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new PBFX 2023 Senior Notes”). These new PBFX 2023 Senior Notes were issued under the indenture governing the 6.875% Senior Notes issued on May 12, 2015 (the “existing PBFX 2023 Senior Notes” and, together with the new PBFX 2023 Senior Notes, the “PBFX 2023 Senior Notes”). The new PBFX 2023 Senior notes are expected to be treated as a single series with the existing PBFX 2023 Senior Notes and will have the same terms as those existing notes except that (i) the new PBFX 2023 Senior Notes are subject to a separate registration rights agreement and (ii) the new PBFX 2023 Senior Notes were issued initially under CUSIP numbers different from the existing PBFX 2023 Senior Notes. PBFX used the net proceeds of the new PBFX 2023 Senior Notes to repay a portion of its existing revolving credit facility and for general partnership purposes.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. As of September 30, 2017, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of September 30, 2017, we owned 109,747,548 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 3,825,508 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”) (109,204,047 PBF LLC Series C Units and 3,920,902 PBF LLC Series A Units as of December 31, 2016, respectively). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 96.6% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 3.4% of the voting power in us (96.5% and 3.5% as of December 31, 2016, respectively).
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Senior Notes Offering
On May 30, 2017, PBF Holding and PBF Finance issued $725.0 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “2025 Senior Notes”). The Company used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 7 - Debt”, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended in the second and third quarters of 2017, the "A&R Intermediation Agreements") with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The final purchase price and fair value allocation were completed as of June 30, 2017. During the measurement period, which ended in June 2017, adjustments were made to the Company’s preliminary fair value estimates related primarily to Property, plant and equipment and Other long-term liabilities reflecting the finalization of the Company’s assessment of the costs and duration of certain assumed pre-existing environmental obligations. The transaction was financed through a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under our asset based revolving credit agreement (“Revolving Loan”).

2016 PBFX Equity Offerings
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86.8 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the “2016 PBFX Equity Offerings”). As of September 30, 2017, PBF LLC holds a 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public common unit holders.
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
PBFX Assets: PBFX’s assets consist of light and heavy crude oil rail unloading terminals and a refined products pipeline and truck rack at the Delaware City refinery, a crude oil truck unloading terminal and storage facility at the Toledo refinery, a crude oil pipeline system supplying the Torrance refinery, a natural gas pipeline supplying the Paulsboro refinery, the East Coast Terminals (as defined below) and a products terminal at the Toledo refinery.
PBFX Transactions: On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC, pursuant to which PBFX’s wholly owned subsidiary PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that runs under the Delaware River and terminates at the delivery point to our Paulsboro refinery. In August 2017, PBFX Op Co completed the construction of a new pipeline which replaced the existing pipeline and commenced services.
On February 15, 2017, we entered into a ten-year storage services agreement with PBFX Op Co (the “Chalmette Storage Agreement”) under which PBFX, through PBFX Op Co, assumed construction of a crude oil storage tank at PBF Holding's Chalmette Refinery (the “Chalmette Storage Tank”), commencing upon the earlier of November 1, 2017 or the completion of construction of the Chalmette Storage Tank which is currently expected to be completed in November 2017. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement pursuant to which Chalmette Refining has managed the construction of the tank. The Chalmette Storage Agreement can be extended by PBF Holding for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide PBF Holding with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tank and PBF Holding will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional ten year periods.
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
Amended and Restated Asset Based Revolving Credit Facility
The Third Amended and Restated Revolving Loan is available to be used for working capital and other general corporate purposes. As noted in “Note 3 - Acquisitions”, we took down an advance under our Revolving Loan to partially fund the Torrance Acquisition in 2016. The outstanding balance under our Revolving Loan was $350.0 million, $350.0 million and $550.0 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.
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
The outstanding balance of the PBF Rail Term Loan was $30.0 million and $35.0 million as of September 30, 2017 and December 31, 2016, respectively.
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

Change in Presentation
As discussed in “Note 1 - Description of Business and Basis of Presentation,” during the third quarter of 2017, we determined that we would revise the presentation of certain line items on our consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income or statements of cash flows.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third party revenue and a significant portion of its operating results eliminate in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,478,951	$4,513,204	$15,250,649	$11,171,856
Cost and expenses:
Cost of products and other	4,352,061	3,862,580	13,154,521	9,524,119
Operating expenses (excluding depreciation and amortization expense as reflected below)	402,910	412,699	1,267,136	989,296
Depreciation and amortization expense	75,948	54,694	197,800	158,612
Cost of sales	4,830,919	4,329,973	14,619,457	10,672,027
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,275	44,020	143,195	124,975
Depreciation and amortization expense	2,572	1,342	10,355	4,417
Loss on sale of assets	28	8,159	940	11,381
Total cost and expenses	4,891,794	4,383,494	14,773,947	10,812,800

Income from operations	587,157	129,710	476,702	359,056
Other income (expenses):
Change in tax receivable agreement liability	565	(3,143)	565	(3,143)
Change in fair value of catalyst leases	473	77	(1,011)	(4,556)
Debt extinguishment costs	—	—	(25,451)	—
Interest expense, net	(36,990)	(38,527)	(114,871)	(111,994)
Income before income taxes	551,205	88,117	335,934	239,363
Income tax expense	203,979	31,673	112,889	85,607
Net income	347,226	56,444	223,045	153,756
Less: net income attributable to noncontrolling interests	32,861	14,333	49,420	37,503
Net income attributable to PBF Energy Inc. stockholders	$314,365	$42,111	$173,625	$116,253

Gross margin	$666,961	$195,242	$689,876	$524,041

Gross refining margin (1)	$1,064,007	$604,355	$1,912,869	$1,529,582

Net income available to Class A common stock per share:
Basic	$2.86	$0.43	$1.58	$1.19
Diluted	$2.85	$0.43	$1.57	$1.19

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Key Operating Information
Production (bpd in thousands)	852.6	799.1	781.6	717.6
Crude oil and feedstocks throughput (bpd in thousands)	849.7	786.3	786.1	711.8
Total crude oil and feedstocks throughput (millions of barrels)	78.2	72.3	214.6	195.1
Gross margin per barrel of throughput	$8.54	$2.70	$3.22	$2.69
Gross refining margin, excluding special items, per barrel of throughput (1)	$10.22	$6.92	$8.46	$6.20
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.98	$5.59	$5.71	$4.98

Crude and feedstocks (% of total throughput) (2)
Heavy crude	33%	34%	34%	23%
Medium crude	30%	32%	30%	38%
Light crude	22%	23%	21%	28%
Other feedstocks and blends	15%	11%	15%	11%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	51%	50%	49%
Distillates and distillate blendstocks	29%	31%	29%	31%
Lubes	1%	1%	1%	1%
Chemicals	2%	3%	2%	4%
Other	18%	14%	17%	15%
Total yield	100%	100%	99%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars per barrel, except as noted)
Dated Brent Crude	$52.16	$45.90	$51.79	$42.05
West Texas Intermediate (WTI) crude oil	$48.18	$44.88	$49.32	$41.41
Light Louisiana Sweet (LLS) crude oil	$51.67	$46.52	$51.73	$43.20
Alaska North Slope (ANS) crude oil	$52.04	$44.65	$52.15	$41.58
Crack Spreads
Dated Brent (NYH) 2-1-1	$18.12	$12.94	$14.84	$13.18
WTI (Chicago) 4-3-1	$18.82	$13.64	$14.70	$13.07
LLS (Gulf Coast) 2-1-1	$16.69	$11.51	$13.75	$10.35
ANS (West Coast) 4-3-1	$20.66	$15.61	$18.78	$17.22
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.97	$1.02	$2.47	$0.64
Dated Brent less Maya (heavy, sour)	$8.75	$6.87	$6.77	$7.57
Dated Brent less WTS (sour)	$4.96	$2.50	$3.63	$1.48
Dated Brent less ASCI (sour)	$3.82	$4.14	$3.58	$4.02
WTI less WCS (heavy, sour)	$10.03	$13.28	$10.83	$12.15
WTI less Bakken (light, sweet)	$(0.69)	$1.41	$0.18	$1.13
WTI less Syncrude (light, sweet)	$(1.95)	$(0.95)	$(1.86)	$(2.67)
WTI less LLS (light, sweet)	$(3.49)	$(1.65)	$(2.41)	$(1.79)
WTI less ANS (light, sweet)	$(3.86)	$0.23	$(2.82)	$(0.17)
Natural gas (dollars per MMBTU)	$2.95	$2.79	$3.05	$2.35
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Overview— Net income was $347.2 million for the three months ended September 30, 2017 compared to $56.4 million for the three months ended September 30, 2016. Net income attributable to PBF Energy was $314.4 million or $2.85 per diluted share, for the three months ended September 30, 2017 ($2.85 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.44 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $42.1 million, or $0.43 per diluted share, for the three months ended September 30, 2016 ($0.43 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.16) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 96.6% and 95.2% for the three months ended September 30, 2017 and 2016, respectively.
Our results for the three months ended September 30, 2017 were positively impacted by special items consisting of a non-cash pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $265.1 million, or $160.7 million net of tax, and a pre-tax change in the tax receivable agreement liability of $0.6 million, or $0.3 million net of tax. Our results for the three months ended September 30, 2016 were positively impacted by a pre-tax LCM inventory adjustment of approximately $104.0 million, or $62.8 million net of tax partially offset by a pre-tax change in the tax receivable agreement liability of $3.1 million, or $1.9 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were positively impacted by higher throughput volumes at the majority of our refineries and higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region and tightening product inventories, specifically distillates. Notably, we benefited from the improved operating performance of our Chalmette and Torrance refineries.
Revenues— Revenues totaled $5.5 billion for the three months ended September 30, 2017 compared to $4.5 billion for the three months ended September 30, 2016, an increase of approximately $1.0 billion, or 21.4%. Revenues per barrel were $63.79 and $62.39 for the three months ended September 30, 2017 and 2016, respectively, an increase of 2.2% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 343,700 bpd, 160,600 bpd, 200,400 bpd and 145,000 bpd, respectively. For the three months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,900 bpd, 165,300 bpd, 165,600 bpd and 139,500 bpd, respectively. Our East Coast and Gulf Coast refineries’ throughput rates increased in the third quarter of 2017 as compared to the same period of 2016 as a result of improved operational performance following the completion of planned turnarounds at our Delaware City and Chalmette refineries in the first and second quarters of 2017, respectively. Our West Coast refinery underwent its first major turnaround under PBF ownership for a majority of the second quarter in 2017, following which its throughput rates in the third quarter of 2017 were significantly above the same period of 2016. For the three months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,700 bpd, 167,300 bpd, 233,400 bpd and 173,300 bpd, respectively. For the three months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 345,800 bpd, 177,200 bpd, 209,300 bpd and 177,100 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $667.0 million, or $8.54 per barrel of throughput, for the three months ended September 30, 2017 compared to $195.2 million, or $2.70 per barrel of throughput, for the three months ended September 30, 2016, an increase of approximately $471.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,064.0 million, or $13.61 per barrel of throughput ($798.9 million or $10.22 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2017 compared to $604.4 million, or $8.36 per barrel of throughput ($500.4 million or $6.92 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2016, an increase of approximately $459.7 million, or $298.6 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads and higher throughput rates in the East Coast, Gulf Coast and West Coast and reduced costs to comply with the RFS. Costs to comply with our obligation under the RFS totaled $83.4 million for the three months ended September 30, 2017 compared to $94.7 million for the three months ended September 30, 2016. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $265.1 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of the second quarter of 2017. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $104.0 million in the third quarter of 2016.
Average industry refining margins in the Mid-Continent were stronger during the three months ended September 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $18.82 per barrel, or 38.0% higher, in the three months ended September 30, 2017 as compared to $13.64 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and a declining WTI/Syncrude differential, which averaged a premium of $1.95 per barrel during the three months ended September 30, 2017 as compared to a premium of $0.95 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $18.12 per barrel, or 40.0% higher, in the three months ended September 30, 2017, as compared to $12.94 per barrel in the same period in 2016. The Dated Brent/WTI differential and Dated Brent/Maya differential were $2.95 and $1.88 higher, respectively, in the three months ended September 30, 2017 as compared to the same period in 2016, partially offset by adverse movements in the WTI/Bakken differential, which was approximately $2.10 per barrel less favorable (a premium of $0.69 in 2017 as compared to a discount of $1.41 in 2016) in the three months ended September 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins improved significantly during the three months ended September 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $16.69 per barrel, or 45.0% higher, in the three months ended September 30, 2017 as compared to $11.51 per barrel in the same period in 2016. Crude differentials weakened with the WTI/LLS differential averaging a premium of $3.49 per barrel during the three months ended September 30, 2017 as compared to a premium of $1.65 per barrel in the same period of 2016.
Additionally, we benefited from improvements in the West Coast industry refining margins during the three months ended September 30, 2017 as compared to the same period in 2016. The ANS (West Coast) 4-3-1 industry crack spread was $20.66 per barrel, or 32.4% higher, in the three months ended September 30, 2017 as compared to $15.61 per barrel in the same period in 2016. Partially offsetting the improved crack spreads, crude differentials weakened with the WTI/ANS differential averaging a premium of $3.86 per barrel during the three months ended September 30, 2017 as compared to a discount of $0.23 per barrel in the same period of 2016.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $402.9 million for the three months ended September 30, 2017 compared to $412.7 million for the three months ended September 30, 2016, a decrease of $9.8 million, or 2.4%. Of the total $402.9 million of operating expenses for the three months ended September 30, 2017, $389.6 million or $4.98 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $13.3 million related to expenses incurred by the Logistics segment ($404.0 million, or $5.59 per barrel, and $8.7 million of operating expenses for the three months ended September 30, 2016 related to the Refining and Logistics segments, respectively). The decrease in operating expenses was mainly attributable to lower outside services costs as compared to the same period in 2016 across all of our refineries partially offset by higher maintenance costs due to increased throughput. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX’s assets, which were higher primarily as a result of current period expenses related to certain assets including the Toledo Terminal and Torrance Valley Pipeline, which were not in service for the full comparable period in 2016, and higher operating expenses associated with the East Coast Terminals.
General and Administrative Expenses— General and administrative expenses totaled $58.3 million for the three months ended September 30, 2017 compared to $44.0 million for the three months ended September 30, 2016, an increase of approximately $14.3 million or 32.4%. The increase in general and administrative expenses for the three months ended September 30, 2017 over the same period of 2016 primarily relates to increases in employee related expenses of $21.5 million driven by higher incentive compensation in the third quarter of 2017 as compared to the third quarter of 2016. This increase was partially offset by lower costs associated with acquisition and integration related activities which were approximately $7.0 million lower in the current quarter as compared to the same quarter of 2016. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.

Loss on Sale of Assets— There was a de minimis loss of on sale of assets for the three months ended September 30, 2017 relating to non-operating refinery assets. There was a loss of $8.2 million on the sale of non-operating refinery assets for the three months ended September 30, 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $78.5 million for the three months ended September 30, 2017 (including $75.9 million recorded within Cost of sales) compared to $56.0 million for the three months ended September 30, 2016 (including $54.7 million recorded within Cost of sales), an increase of $22.5 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter 2016, including the first significant turnaround under our ownership at our Torrance refinery, which was completed early in the third quarter of 2017.
Change in Tax Receivable Agreement Liability— Change in the tax receivable agreement liability for the three months ended September 30, 2017 represented a gain of $0.6 million as compared to a loss of $3.1 million three months ended September 30, 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $0.5 million for the three months ended September 30, 2017 compared to a gain of $0.1 million for the three months ended September 30, 2016. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $37.0 million for the three months ended September 30, 2017 compared to $38.5 million for the three months ended September 30, 2016, a decrease of approximately $1.5 million. This net decrease is primarily attributable to lower interest expense on a portion of our senior notes that were refinanced in May 2017 (see “Note 7 - Debt” for additional details). Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 96.6% and 95.2%, on a weighted-average basis for the three months ended September 30, 2017 and 2016, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2017 and 2016 was 39.4% and 43.1%, respectively, reflecting tax adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statements of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder in Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2017 and 2016 was approximately 3.4% and 4.8%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Overview— Net income was $223.0 million for the nine months ended September 30, 2017 compared to $153.8 million for the nine months ended September 30, 2016. Net income attributable to PBF Energy was $173.6 million, or $1.57 per diluted share, for the nine months ended September 30, 2017 ($1.57 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.18 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $116.3 million, or $1.19 per diluted share, for the nine months ended September 30, 2016 ($1.19 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or a loss of $0.67 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 96.6% and 95.2% for the nine months ended September 30, 2017 and 2016, respectively.
Our results for the nine months ended September 30, 2017 were net positively impacted by special items. During the nine months ended September 30, 2017, we incurred positive special items in the form of a non-cash pre-tax LCM inventory adjustment of approximately $97.9 million, or $59.4 million net of tax, and a pre-tax change in the tax receivable agreement liability of $0.6 million, or $0.3 million net of tax, which were partially offset by a special item related to pre-tax debt extinguishment costs associated with the early retirement of our 2020 Senior Secured Notes of $25.5 million, or $15.4 million net of tax. Our results for the nine months ended September 30, 2016 were positively impacted by a pre-tax LCM inventory adjustment of approximately $320.8 million, or $193.8 million net of tax, partially offset by a change in the tax receivable agreement liability of $3.1 million, or $1.9 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were positively impacted by higher throughput volumes at the majority of our refineries and higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region and tightening product inventories, specifically distillates, as well as lower costs to comply with the RFS. Notably, we benefited from the improved operating performance of our Chalmette and Torrance refineries.
Revenues— Revenues totaled $15.3 billion for the nine months ended September 30, 2017 compared to $11.2 billion for the nine months ended September 30, 2016, an increase of approximately $4.1 billion, or 36.5%. Revenues per barrel were $62.38 and $57.28 for the nine months ended September 30, 2017 and 2016, respectively, an increase of 8.9% directly related to higher hydrocarbon commodity prices. For the nine months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 330,100 bpd, 146,500 bpd, 182,600 bpd and 126,900 bpd, respectively. For the nine months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 327,900 bpd, 165,700 bpd, 171,300 bpd and 139,600 bpd, respectively. The throughput rates at our East Coast refineries were substantially unchanged in 2017 compared to 2016. Our West Coast refinery was not acquired until the beginning of the third quarter of 2016. The decrease in throughput rates at our West Coast refinery in 2017 compared to 2016 is primarily due to planned downtime at our Torrance refinery for its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the nine months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,000 bpd, 160,600 bpd, 221,700 bpd and 155,200 bpd, respectively. For the nine months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 366,000 bpd, 175,700 bpd, 209,000 bpd and 177,100 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $689.9 million, or $3.22 per barrel of throughput, for the nine months ended September 30, 2017 compared to $524.0 million, or $2.69 per barrel of throughput, for the nine months ended September 30, 2016, an increase of $165.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,912.9 million, or $8.91 per barrel of throughput ($1,814.9 million or $8.46 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2017 compared to $1,529.6 million, or $7.85 per barrel of throughput ($1,208.7 million or $6.20 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2016, an increase of approximately $383.3 million, or $606.2 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads for each of our refineries, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. Costs to comply with our obligation under the RFS totaled $203.2 million for the nine months ended September 30, 2017 compared to $251.9 million for the nine months ended September 30, 2016. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $97.9 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at year end. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $320.8 million for the nine months ended September 30, 2016.
Average industry refining margins in the Mid-Continent were stronger during the nine months ended September 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $14.70 per barrel, or 12.5% higher, in the nine months ended September 30, 2017 as compared to $13.07 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.86 per barrel during the nine months ended September 30, 2017 as compared to a premium of $2.67 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.84 per barrel, or 12.6% higher in the nine months ended September 30, 2017, as compared to $13.18 per barrel in the same period in 2016. The Dated Brent/Maya differential was $0.80 lower in the nine months ended September 30, 2017 as compared to the same period in 2016. The Dated Brent/WTI differential was $1.83 higher in the nine months ended September 30, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.95 per barrel less favorable in the nine months ended September 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins improved during the nine months ended September 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.75 per barrel, or 32.9% higher, in the nine months ended September 30, 2017 as compared to $10.35 per barrel in the same period in 2016. Crude differentials slightly decreased with the WTI/LLS differential averaging a premium of $2.41 per barrel during the nine months ended September 30, 2017 as compared to a premium of $1.79 per barrel in the same period of 2016.
Additionally, we benefited from improvements in the West Coast industry refining margins during the nine months ended September 30, 2017 as compared to the same period in 2016. The ANS (West Coast) 4-3-1 industry crack spread was $18.78 per barrel, or 9.1% higher, in the nine months ended September 30, 2017 as compared to $17.22 per barrel in the same period in 2016. Partially offsetting the improved crack spreads, crude differentials weakened with the WTI/ANS differential averaging a premium of $2.82 per barrel during the nine months ended September 30, 2017 as compared to a premium of $0.17 per barrel in the same period of 2016. As the Torrance refinery was not acquired until the beginning of the third quarter of 2016, we did not benefit from the contribution of this refinery for the full nine months of the prior year.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,267.1 million for the nine months ended September 30, 2017 compared to $989.3 million for the nine months ended September 30, 2016, an increase of $277.8 million, or 28.1%. Of the total $1,267.1 million of operating expenses for the nine months ended September 30, 2017, $1,225.0 million or $5.71 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $42.1 million related to expenses incurred by the Logistics segment ($972.2 million, or $4.98 per barrel, and $17.1 million of operating expenses for the nine months ended September 30, 2016 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to an increase of $237.3 million in costs associated with the Torrance refinery and related logistics assets. Total operating expenses for the nine months ended September 30, 2017, excluding our Torrance refinery, increased due to higher maintenance an utility costs across all our other refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX’s assets, which were higher primarily due to acquisitions by PBFX during 2016 and 2017.
General and Administrative Expenses— General and administrative expenses totaled $143.2 million for the nine months ended September 30, 2017 compared to $125.0 million for the nine months ended September 30, 2016, an increase of approximately $18.2 million or 14.6%. The increase in general and administrative expenses for the nine months ended September 30, 2017 over the same period of 2016 primarily relates to increased employee related expenses of $28.3 million driven by higher incentive compensation costs in the nine months ended September 30, 2017 as compared to the same period in 2016 as well as higher employee headcount. These increases were partially offset by lower costs associated with acquisition and integration related activities which were approximately $10.1 million lower in the nine months ended September 30, 2017 as compared to the same period in 2016. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Loss on Sale of Assets— There was a loss of $0.9 million on sale of assets for the nine months ended September 30, 2017 relating to non-operating refinery assets. There was a loss of $11.4 million on sale of assets for the nine months ended September 30, 2016 relating to the sale of non-operating refining assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $208.2 million for the nine months ended September 30, 2017 (including $197.8 million recorded within Cost of sales) compared to $163.0 million for the nine months ended September 30, 2016 (including $158.6 million recorded within Cost of sales), an increase of approximately $45.1 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2016.
Change in Tax Receivable Agreement Liability— Change in the tax receivable agreement liability for the nine months ended September 30, 2017 represented a gain of $0.6 million as compared to a loss of $3.1 million for the same period of 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $1.0 million for the nine months ended September 30, 2017 compared to a loss of $4.6 million for the nine months ended September 30, 2016. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs - Debt extinguishment costs of $25.5 million incurred in the nine months ended September 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $114.9 million for the nine months ended September 30, 2017 compared to $112.0 million for the nine months ended September 30, 2016, an increase of approximately $2.9 million. This net increase is attributable to higher borrowings under our Revolving Loan partially offset by lower interest expense on a portion of our senior notes that were refinanced in May 2017 (see “Note 7 - Debt” for additional details). Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 96.6% and 95.2%, on a weighted-average basis for the nine months ended September 30, 2017 and 2016, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the nine months ended September 30, 2017 and 2016 was 39.4% and 42.5%, respectively, reflecting tax adjustments for discrete items and the impact of earnings in foreign tax jurisdictions.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statements of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder in Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the nine months ended September 30, 2017 and 2016 was approximately 3.4% and 4.8%, respectively.

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
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment, changes in the tax receivable agreement liability and debt extinguishment costs (as further explained in “Notes to Non-GAAP Financial Measures” below on page 63). Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to PBF Energy Inc. stockholders	$314,365	$42,111	$173,625	$116,253
Less: Income allocated to participating securities	272	—	811	—
Income available to PBF Energy Inc. stockholders - basic	314,093	42,111	172,814	116,253
Add: Net income attributable to the noncontrolling interest (1)	18,137	3,797	9,677	10,755
Less: Income tax expense (2)	(7,139)	(1,504)	(3,809)	(4,259)
Adjusted fully-converted net income	$325,091	$44,404	$178,682	$122,749
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(265,077)	(103,990)	(97,943)	(320,833)
Add: Change in tax receivable agreement liability (3)	(565)	3,143	(565)	3,143
Add: Debt extinguishment costs (3)	—	—	25,451	—
Add: Recomputed income taxes on special items (3)	104,556	39,935	28,755	125,805
Adjusted fully-converted net income (loss) excluding special items	$164,005	$(16,508)	$134,380	$(69,136)

Weighted-average shares outstanding of PBF Energy Inc.	109,724,595	97,825,357	109,634,921	97,823,708
Conversion of PBF LLC Series A Units (4)	3,825,508	4,966,632	3,832,464	4,956,853
Common stock equivalents (5)	332,137	343,810	324,157	430,356
Adjusted fully-converted shares outstanding-diluted	113,882,240	103,135,799	113,791,542	103,210,917

Diluted net income per share	$2.85	$0.43	$1.57	$1.19
Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$2.85	$0.43	$1.57	$1.19
Adjusted fully-converted net income (loss) excluding special items (per fully exchanged, fully diluted shares outstanding)	$1.44	$(0.16)	$1.18	$(0.67)
——————————
See Notes to Non-GAAP Financial Measures on page 63
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
Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Three Months Ended September 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$5,478,951	$70.09	$4,513,204	$62.39
Less: Cost of products and other	4,352,061	55.67	3,862,580	53.39
Less: Refinery operating expenses	389,591	4.98	404,045	5.59
Less: Refinery depreciation expenses	70,338	0.90	51,337	0.71
Gross margin	$666,961	$8.54	$195,242	$2.70
Reconciliation of gross margin to gross refining margin:
Gross margin	$666,961	$8.54	$195,242	$2.70
Less: Revenues of PBFX	(65,494)	(0.84)	(48,433)	(0.67)
Add: Affiliate cost of sales of PBFX	2,611	0.03	2,164	0.03
Add: Refinery operating expenses	389,591	4.98	404,045	5.59
Add: Refinery depreciation expense	70,338	0.90	51,337	0.71
Gross refining margin	$1,064,007	$13.61	$604,355	$8.36
Special items:
Add: Non-cash LCM inventory adjustment (3)	(265,077)	(3.39)	(103,990)	(1.44)
Gross refining margin excluding special items	$798,930	$10.22	$500,365	$6.92
——————————
See Notes to Non-GAAP Financial Measures on page 63

	Nine Months Ended September 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$15,250,649	$71.07	$11,171,856	$57.28
Less: Cost of products and other	13,154,521	61.30	9,524,119	48.83
Less: Refinery operating expenses	1,225,014	5.71	972,223	4.98
Less: Refinery depreciation expenses	181,238	0.84	151,473	0.78
Gross margin	$689,876	$3.22	$524,041	$2.69
Reconciliation of gross margin to gross refining margin:
Gross margin	$689,876	$3.22	$524,041	$2.69
Less: Revenues of PBFX	(188,300)	(0.88)	(125,641)	(0.64)
Add: Affiliate cost of sales of PBFX	5,041	0.02	7,486	0.04
Add: Refinery operating expenses	1,225,014	5.71	972,223	4.98
Add: Refinery depreciation expense	181,238	0.84	151,473	0.78
Gross refining margin	$1,912,869	$8.91	$1,529,582	$7.85
Special items:
Add: Non-cash LCM inventory adjustment (3)	(97,943)	(0.45)	(320,833)	(1.65)
Gross refining margin excluding special items	$1,814,926	$8.46	$1,208,749	$6.20
——————————
See Notes to Non-GAAP Financial Measures on page 63
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, changes in the liability for tax receivable agreement due to factors out of our control such as changes in tax rates, debt extinguishment costs related to refinancing activities and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$347,226	$56,444	$223,045	$153,756
Add: Depreciation and amortization expense	78,520	56,036	208,155	163,029
Add: Interest expense, net	36,990	38,527	114,871	111,994
Add: Income tax (benefit) expense	203,979	31,673	112,889	85,607
EBITDA	$666,715	$182,680	$658,960	$514,386
Special Items:
Add: Non-cash LCM inventory adjustment (3)	$(265,077)	$(103,990)	$(97,943)	$(320,833)
Add: Change in tax receivable agreement liability (3)	(565)	3,143	(565)	3,143
Add: Debt extinguishment costs (3)	—	—	25,451	—
EBITDA excluding special items	$401,073	$81,833	$585,903	$196,696

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$666,715	$182,680	$658,960	$514,386
Add: Stock based compensation	4,222	3,622	18,064	16,331
Add: Non-cash change in fair value of catalyst leases	(473)	(77)	1,011	4,556
Add: Non-cash LCM inventory adjustment (3)	(265,077)	(103,990)	(97,943)	(320,833)
Add: Change in tax receivable agreement liability (3)	(565)	3,143	(565)	3,143
Add: Debt extinguishment costs (3)	—	—	25,451	—
Adjusted EBITDA	$404,822	$85,378	$604,978	$217,583
——————————
See Notes to Non-GAAP Financial Measures on page 63

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy, as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock.

(2)
Represents an adjustment to apply PBF Energy’s expected full-year statutory tax rate of approximately 39.4% and 39.6% for the 2017 and 2016 periods, respectively, applied to the net income attributable to the noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

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

The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2017	2016
January 1,	$595,988	$1,117,336
June 30,	763,122	900,493
September 30,	498,045	796,503
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on operating income and net income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Net LCM inventory adjustment benefit in operating income	$265,077	$103,990	$97,943	$320,833
Net LCM inventory adjustment benefit in net income	160,743	62,810	59,393	193,783
Additionally, during both the three and nine months ended September 30, 2017 we recorded a change in tax receivable agreement liability that increased operating income and net income by $0.6 million and $0.3 million, respectively. During both the three and nine months ended September 30, 2016 we recorded a change in tax receivable agreement liability that decreased operating income and net income by $3.1 million and $1.9 million, respectively. The changes in the tax receivable agreement liability reflect charges or benefits attributable to changes in our obligation under the tax receivable agreement due to factors out of our control such as changes in tax rates.

Furthermore, during the nine months ended September 30, 2017, we recorded pre-tax debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. These nonrecurring charges decreased net income by $15.4 million for the nine months ended September 30, 2017. There were no such costs in the three months ended September 30, 2017 nor in either the three or nine months ended September 30, 2016.
The income tax impact of the special items were calculated using the tax rates shown in footnote (2) above.

(4)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and nine months ended September 30, 2017 and 2016, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 6,484,650 and 6,554,650 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2017, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 5,161,125 and 4,364,250 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, dividend payment, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $322.2 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $388.2 million for the nine months ended September 30, 2016. Our operating cash flows for the nine months ended September 30, 2017 included our net income of $223.0 million, depreciation and amortization of $215.1 million, deferred income taxes of $111.3 million, pension and other post-retirement benefits costs of $31.7 million, equity-based compensation of $18.1 million, changes in the fair value of our catalyst leases of $1.0 million, debt extinguishment costs related to the refinancing of our 2020 Senior Secured Notes of $25.5 million, and a loss on sale of assets of $0.9 million, partially offset by a net non-cash benefit of $97.9 million relating to a LCM inventory adjustment, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $26.7 million, and changes in the tax receivable agreement liability of $0.6 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $179.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the nine months ended September 30, 2016 included our net income of $153.8 million, depreciation and amortization of $170.9 million, deferred income taxes of $194.4 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $29.3 million, pension and other post-retirement benefits costs of $25.9 million, equity-based compensation of $16.3 million, changes in the fair value of our catalyst leases of $4.6 million, changes in tax receivable agreement liability of $3.1 million and a loss on sale of assets of $11.4 million, partially offset by a net non-cash benefit of $320.8 million relating to a LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected sources of cash of $99.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $609.9 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $1,247.0 million for the nine months ended September 30, 2016. The net cash flows used in investing activities for the nine months ended September 30, 2017 was comprised of cash outflows of $267.2 million for capital expenditures, expenditures for refinery turnarounds of $341.6 million, expenditures for other assets of $31.1 million and expenditures for the acquisition of Toledo Terminal by PBFX of $10.1 million, partially offset by $40.0 million of net maturities of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $194.6 million, expenditures for refinery turnarounds of $138.9 million, expenditures for other assets of $27.7 million, cash consideration of $98.4 million used to fund the PBFX Plains Assets Purchase, and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $174.3 million of net maturities of marketable securities and $13.0 million of proceeds from sale of assets.
Cash Flows from Financing Activities
Net cash used in financing activities was $157.7 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $539.8 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net cash used by financing activities consisted of distributions and dividends of $134.4 million, repayment of the PBFX Term Loan of $39.7 million, principal amortization payments of the PBF Rail Term Loan of $5.0 million, partially offset by cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs. Additionally, during the nine months ended September 30, 2017, we borrowed and repaid $490.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, net cash provided by financing activities consisted of proceeds from the Revolving Loan of $550.0 million, net proceeds from the PBFX Revolver of $144.7 million, net proceeds from issuance of PBFX common units of $138.3 million and proceeds from a catalyst lease of $7.9 million, partially offset by distributions and dividends of $115.1 million, repayments of the PBFX Term Loan of $174.5 million and repayments of the Rail Facility of $11.5 million.
Liquidity
As of September 30, 2017, our total liquidity was approximately $1,232.7 million, compared to total liquidity of approximately $1,280.9 million as of December 31, 2016. Total liquidity is the sum of our cash and cash equivalents plus the estimated amount available under the Revolving Loan. In addition, as of September 30, 2017 and December 31, 2016, PBFX had approximately $167.2 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to PBFX to fund working capital, acquisitions, distributions, capital expenditures and for other general corporate purposes.
Working Capital
Our working capital at September 30, 2017 was $1,153.6 million, consisting of $3,445.9 million in total current assets and $2,292.3 million in total current liabilities. Our working capital at December 31, 2016 was $1,350.7 million, consisting of $3,407.3 million in total current assets and $2,056.5 million in total current liabilities. Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, partially offset by earnings during the nine months ended September 30, 2017.

Capital Spending
Net capital spending was $649.9 million for the nine months ended September 30, 2017, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries and the acquisition of the Toledo Terminal by PBFX. Excluding PBFX, we currently expect to spend an aggregate of approximately $600.0 million in net capital expenditures during the full year 2017 for facility improvements and refinery maintenance and turnarounds, the majority of which have been completed as of September 30, 2017. Significant capital spending for the full year 2017 included turnarounds for the FCC at our Delaware City refinery, several major process units at our Torrance refinery and the Chalmette refinery’s crude and ancillary units, as well as expenditures to meet Tier 3 requirements. In addition, PBFX expects to spend an aggregate of $110.0 million to $120.0 million in net capital expenditures during the full year 2017 primarily on growth projects.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $300.0 million of our Class A common stock (the “Repurchase Program”), which expires on September 30, 2018. As of September 30, 2017, we have purchased approximately 6.05 million shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the three months ended September 30, 2017. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the A&R Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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

At September 30, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $343.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2017, other than outstanding letters of credit in the amount of approximately $330.4 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the tax receivable agreement will be substantial. As of September 30, 2017, we have recognized a liability for the tax receivable agreement of $610.8 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $39.6 million to $60.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the tax receivable agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $27.61 per share (the closing price on September 30, 2017) and that LIBOR were to be 1.85%, we estimate as of September 30, 2017 that the aggregate amount of these accelerated payments would have been approximately $592.3 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the tax receivable agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the tax receivable agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2017, PBF LLC made aggregate non-tax quarterly distributions of $0.90 per unit to its members, of which $98.7 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $98.7 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 13, 2017, May 31, 2017 and August 31, 2017.
On November 2, 2017, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 29, 2017 to Class A common stockholders of record at the close of business on November 13, 2017. PBF LLC intends to make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of September 30, 2017, PBF Energy had $1,173.5 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $241.7 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of September 30, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.8 million per quarter or $51.2 million per year, based on the current number of common units outstanding. During the nine months ended September 30, 2017, PBFX made quarterly cash distributions totaling $62.8 million of which $30.5 million was distributed to PBF LLC and the balance was distributed to its public unit holders.
On November 2, 2017, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.48 per unit on outstanding common units of PBFX. The distribution is payable on November 29, 2017 to PBFX common unit holders of record at the close of business on November 13, 2017.
As of September 30, 2017, PBFX had $3.6 million outstanding letters of credit and $167.2 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $39.4 million to fund its operations, if necessary. Accordingly, as of September 30, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

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
At September 30, 2017 and December 31, 2016, we had gross open commodity derivative contracts representing 45.7 million barrels and 8.8 million barrels, respectively, with an unrealized net loss of $5.0 million and $3.5 million, respectively. The open commodity derivative contracts as of September 30, 2017 expire at various times during 2017 and 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 35.1 million barrels and 29.4 million barrels at September 30, 2017 and December 31, 2016, respectively. The average cost of our hydrocarbon inventories was approximately $77.17 and $80.50 per barrel on a LIFO basis at September 30, 2017 and December 31, 2016, respectively, excluding the net impact of LCM inventory adjustments of approximately $498.0 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of September 30, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $30.0 million at September 30, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, PBF Energy’s principal executive officer and the principal financial officer have concluded that PBF Energy’s disclosure controls and procedures are effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy’s internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
As of November 1, 2015, we acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. In February 2017, Chalmette Refining and the LDEQ met to resolve the issues under the Order, including the assessment of an administrative penalty against Chalmette Refining. Chalmette Refining and the LDEQ are negotiating a settlement agreement with administrative penalties of approximately $0.7 million. Once the settlement agreement is finalized, it is subject to being circulated for notice and public comment for a 45-day period and must undergo a review by the Louisiana attorney general’s office.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued an approximately $0.2 million fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City Refinery for violating the 2013 Secretary’s Order. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017. The filing of briefs for the appeal has been scheduled for October and November 2017.
On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 bpd, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, Delaware City Logistics Company LLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes

4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.
On February 3, 2011, the EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. On July 13, 2017 the U.S. Department of Justice filed with the Court the motion to enter the consent decree. On September 19, 2017, the Court approved the consent decree and in connection therewith the Paulsboro refinery has paid a penalty of $0.2 million.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”). Following the closing of the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, and the Torrance Fire Department. No settlement or penalty demand in excess of $0.1 million has been made or received with respect to these notices. It is reasonably possible that SCAQMD, Cal/OSHA and/or the City of Torrance will assess penalties in the other matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
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
On February 14, 2017, the plaintiff in Adam Trotter v. ExxonMobil Corp., ExxonMobil Oil Corp., ExxonMobil Refining and Supply Company, et. al., filed a civil action against us in the Superior Court of the State of California, County of Los Angeles, Southwest District, claiming public nuisance, battery, a violation of civil rights under 42 U.S.C. §1983, intentional infliction of emotional distress, negligence and strict liability in tort and injuries and symptoms resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The City of Torrance and the SCAQMD are also named as defendants in the lawsuit. On September 29, 2017, the court granted our motion to dismiss as well as the SCAQMD’s motion to dismiss with leave for the plaintiff to amend, and denied plaintiff’s motion for a preliminary injunction. We believe the ultimate outcome of this matter will not have a material impact on our financial position, results of operations, or cash flows.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The operation of the Torrance Refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance Refinery. This matter is in the initial stages of discovery and we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended September 30, 2017, 16,772 PBF LLC Series A Units were exchanged for 16,772 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. No exchanges were made by any of our directors or current executive officers.
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
There were no repurchases of our Class A Common Stock during the third quarter of 2017. For the period of time from the inception of the Repurchase Program through September 30, 2017, we purchased 6,050,717 shares for $150.8 million. As of September 30, 2017, we had $149.2 million remaining authorized availability under the Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1†
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.2
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
———————

*	Filed herewith.
†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	November 2, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.2
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.