Form 10-K
period 2017-12-31
PBF Energy Inc.; PBF Holding Co LLC
filed 2018-02-23
CIK 1534504, 1566011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2017 was $2,425,403,143 based upon the New York Stock Exchange Composite Transaction closing price.
As of February 20, 2018, PBF Energy Inc. had outstanding 110,672,334 shares of Class A common stock and 24 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2017. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF ENERGY INC.

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 96.7% of the outstanding economic interests in, PBF LLC as of December 31, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business.
PART I
This Annual Report on Form 10-K is filed by PBF Energy. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC (“Torrance Logistics”), PBF Logistics GP LLC (“PBF GP”) and PBF Logistics LP (“PBFX”).
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

ITEM. 1 BUSINESS
Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2017, we own and operate five domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015 and 2016. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics.
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
As of December 31, 2017, we held 110,586,762 PBF LLC Series C Units and our current and former executive officers and directors and certain employees held 3,767,464 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 96.7% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 3.3% of the voting power in us.

The following map details the locations of our refineries and the location of PBFX’s assets (each as defined below):

Refining
Our five refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, New Orleans, Louisiana and Torrance, California. Each of these refineries is briefly described in the table below:

Refinery	Region	Nelson Complexity Index	Throughput Capacity (in barrels per day)	PADD	Crude Processed (1)	Source (1)
Delaware City	East Coast	11.3	190,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	13.2	180,000	1	light sweet through heavy sour	water
Toledo	Mid-Continent	9.2	170,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	12.7	189,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	14.9	155,000	5	medium and heavy	pipeline, water, truck
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
Logistics
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of December 31, 2017, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). As of December 31, 2017, PBF LLC held a 44.1% limited partner interest (consisting of 18,459,497 common units) in PBFX, with the remaining 55.9% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. As a result of the payment on May 31, 2017 by PBFX of its distribution for the first quarter of 2017, the financial tests required for conversion of all of PBFX’s previously outstanding subordinated units into common units were satisfied. As a result, all of PBFX’s subordinated units, which were owned by PBF LLC, converted on a one-for-one basis into common units effective June 1, 2017. The conversion of the subordinated units did not impact the amount of cash distributions paid by PBFX or the total number of its outstanding units. The subordinated units were issued by PBFX in connection with its initial public offering in May 2014.
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, PBF LLC contributed to PBFX’s wholly owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s Paulsboro refinery, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Contribution Agreement, PBFX constructed a new 24” pipeline to replace the existing pipeline, which commenced services in August 2017 (the “Paulsboro Natural Gas Pipeline”). In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Effective February 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Services Agreement”) under which PBFX, through PBFX Op Co, began providing storage services to PBF Holding commencing on November 1, 2017 upon the completion of the construction of a new crude tank with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”). PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank is located and a project management agreement pursuant to which Chalmette Refining managed the construction of the tank.
On April 17, 2017, PBFX’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, acquired the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics L.P. for an aggregate purchase price of $10.0 million, plus working capital. The Toledo Products Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo refinery.
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

The diagram below depicts our organizational structure as of December 31, 2017:

Current and Former Management
Public Stockholders
Shares of Class B common stock
• Voting rights only
• One vote to each PBF LLC Series A unit held by such holder
• 3.3% of voting power in PBF Energy Inc.
Class A common stock
• 96.7% of voting power in PBF Energy
• 100% of economic interests in PBF Energy
PBF LLC Series A Units
• Represents 3.3% of the total economic interest of PBF LLC
• Not publicly traded
• No voting rights
• Economic rights only
• Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc. (NYSE: PBF) (PBF Energy)
Sole Managing Member and PBF LLC Series C units
• Represents 96.7% of the total economic interest of PBF LLC
• 100% management power in PBF LLC
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
44.1% limited partner interest
Non-economic general partner interest
Public Common Unitholders
55.9% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
PBF Holding Company LLC (PBF Holding)
Revolving Loan
Senior Notes due 2025
Senior Notes due 2023
Operating Subsidiaries
Refining and Other Operating Subsidiaries
Rail Term Loan
Catalyst Leases
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023

Operating Segments
We operate in two reportable business segments: Refining and Logistics. Our five oil refineries, including certain related logistics assets that are not owned by PBFX, are engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates logistics assets such as crude oil and refined products terminaling, pipeline and storage assets. Certain of PBFX’s assets were previously operated and owned by various subsidiaries of PBF Holding and were acquired by PBFX in a series of transactions since its inception. PBFX is reported in the Logistics segment. A substantial majority of PBFX’s revenue is derived from long-term, fee based commercial agreements with PBF Holding and its subsidiaries and these intersegment related revenues are eliminated in consolidation. See “Note 20 - Segment Information” of our Notes to Consolidated Financial Statements, for detailed information on our operating results by business segment.
Refining Segment
We own and operate five refineries providing geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico, and are able to ship products to other international destinations.
Delaware City Refinery
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products, which were sold to PBFX in conjunction with its acquisition of the DCR Products Pipeline and Truck Rack (as defined in “Note 3 - PBF Logistics LP” of our Notes to the Consolidated Financial Statements) in May 2015.
As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude coking refineries, the other being our Paulsboro refinery, on the East Coast of the United States with coking capacity equal to approximately 25% of crude capacity.
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd fluid catalytic cracking unit (“FCC unit”), 47,000 bpd fluid coking unit and 18,000 bpd hydrocracking unit with vacuum distillation.
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
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Delaware City primarily through short-term and spot market agreements.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement (the “Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) to support the operations of the Delaware City refinery, which commenced upon the termination of the previous product offtake agreement. Pursuant to such Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiary, DCR, entered into amendments to the amended and restated inventory intermediation agreement (as amended, the “Amended Delaware Intermediation Agreement”) with J. Aron pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these amendments was executed on September 8, 2017 which extended the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020. At expiration, we will have to repurchase the inventories outstanding under the Amended Delaware Intermediation Agreement at that time.
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

Paulsboro Refinery
Overview. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being our Delaware City refinery. The Paulsboro refinery primarily processes a variety of medium and heavy, sour crude oils but can run light, sweet crude oils as well.
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
Refined Product Yield and Distribution. The Paulsboro refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures Group I base oils or lubricants and asphalt. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements under which we sell approximately 35% of our Paulsboro refinery’s gasoline production.
Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the previous product offtake agreement. Pursuant to such Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiary, PRC, entered into amendments to the amended and restated inventory intermediation agreement (as amended, the “Amended Paulsboro Intermediation Agreement”) with J. Aron pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these amendments was executed on September 8, 2017 which extended the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020. At expiration, we will have to repurchase the inventories outstanding under the Amended Paulsboro Intermediation Agreement at that time.
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
Toledo Refinery
Overview. The Toledo refinery primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Capline from the south and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.
The following table approximates the Toledo refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	170,000
Fluid Catalytic Cracking Unit	79,000
Hydrotreating Units	95,000
Hydrocracking Unit	45,000
Catalytic Reforming Units	45,000
Alkylation Unit	10,000
Polymerization Unit	7,000
UDEX Unit	16,300
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Toledo primarily through short-term and spot market agreements.
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
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement had an initial three year term, subject to certain early termination rights. In March 2017, the agreement was renewed and extended for a two year term. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was sold to PBFX in conjunction with its acquisition of the Toledo Storage Facility (as defined in “Note 3 - PBF Logistics LP” of our Notes to Consolidated Financial Statements) in December 2014.
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
Chalmette Refinery
Acquisition. On November 1, 2015, we acquired the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”).
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
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	189,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	186,000
Delayed Coker	29,000
Catalytic Reforming Unit	40,000
Alkylation Unit	15,000
Feedstocks and Supply Arrangements. In connection with the Chalmette Acquisition on November 1, 2015, we entered into a market-based crude supply agreement with Petróleos de Venezuela S.A. (“PDVSA”) that has a ten year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. Since the suspension, we have obtained crude and feedstocks from other sources through connections to the CAM and MOEM pipelines as well as our marine terminal.
Refined Product Yield and Distribution. The Chalmette refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures high-value petrochemicals including benzene and xylene. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of our clean products are delivered to customers via pipelines. Our ownership of the Collins Pipeline and T&M Terminal provides Chalmette with strategic access to Southeast and East Coast markets through third party logistics. We had an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchased approximately 50% of the 14,000 barrel per day truck rack capacity, which expired as of December 31, 2017.

Tankage Capacity. Chalmette has a total tankage capacity of approximately 8.1 million barrels. Of this total, approximately 2.6 million barrels are allocated to crude oil storage with the remaining 5.5 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 30,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from third party suppliers.
Torrance Refinery
Acquisition. On July 1, 2016, we acquired from ExxonMobil, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). Subsequent to the closing of the Torrance Acquisition, Torrance Refining and Torrance Logistics are indirect wholly-owned subsidiaries of PBF Holding. The aggregate purchase price for the Torrance Acquisition was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million.
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
The following table approximates the Torrance refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	155,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	88,000
Hydrotreating Units	151,000
Hydrocracking Unit	23,000
Alkylation Unit	27,000
Delayed Coker	53,000
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
Refined Product Yield and Distribution. The Torrance refinery predominantly produces gasoline, jet fuel and diesel fuels. Products produced at the Torrance refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of clean products are delivered to customers via pipelines. We have an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchases approximately 50% of our gasoline production. This offtake agreement has an initial term of three years from the date of the Torrance

Acquisition at which time it will automatically renew for another three year term unless either party gives six months’ written notice of its intent to terminate the agreement.
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
Logistics Segment
We formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s operations are aggregated into the Logistics segment. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. A substantial majority of PBFX’s revenues is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBFX’s third party revenue is primarily derived from its East Coast Terminals (as defined below). PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
As of December 31, 2017, PBFX’s assets consist of the following:

•	The DCR Rail Terminal - A 130,000 bpd light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Holding’s Delaware City and Paulsboro refineries.

•	The DCR West Rack - A 40,000 bpd heavy crude oil unloading rack which commenced operations in August 2014 and serves PBF Holding’s Delaware City refinery.

•	The Toledo Truck Terminal - A truck terminal comprised of six lease automatic custody transfer (“LACT”) units, with crude unloading capacity of 22,500 bpd.

•
The Toledo Storage Facility - A storage facility which services PBF Holding’s Toledo refinery and consists of 30 tanks for storing crude oil, refined products and intermediates with aggregate capacity of 3.9 million barrels as well as a propane storage and unloading facility consisting of 27 propane storage bullets and a truck loading facility with a throughput capacity of 11,000 bpd.

•
DCR Products Pipeline and Truck Rack - The DCR Products Pipeline consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with an excess of 125,000 bpd of capacity located at PBF Holding’s Delaware City refinery. The DCR Truck Rack consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline and distillates.

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

system, which consists of the M55, M1 and M70 pipeline systems with 110,000 bpd of capacity, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations.

•
Paulsboro Natural Gas Pipeline - A 24” interstate natural gas pipeline with 60,000 dekatherms/day capacity that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s Paulsboro refinery.

•	Chalmette Storage Tank - A crude oil storage tank with a shell capacity of 625,000 barrels located at PBF Holding’s Chalmette refinery (the “Chalmette Storage Tank”).

•
Toledo Products Terminal - The Toledo Products Terminal is located adjacent to PBF Holding’s Toledo refinery and is comprised of a ten-bay truck rack and over 110,000 barrels of chemicals, clean product and additive storage capacity.

Transactions with PBFX
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions occurring in the three years ended December 31, 2017 are discussed below.
Effective May 14, 2015, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of the DCR Products Pipeline and the DCR Truck Rack (collectively referred to as the “DCR Products Pipeline and Truck Rack”), for total consideration of $143.0 million, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units.
On August 31, 2016, PBFX entered into a contribution agreement (the “TVPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the San Joaquin Valley Pipeline system (which was acquired as a part of the Torrance Acquisition). The total consideration paid to PBF LLC was $175.0 million, which was funded by PBFX with $20.0 million of cash on hand, $76.2 million in proceeds from the sale of marketable securities, and $78.8 million in net proceeds from the PBFX equity offering in August 2016.
On February 15, 2017, PBFX entered into the PNGPC Contribution Agreement between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, PBF LLC contributed to PBFX’s wholly owned subsidiary, PBFX Op Co, all of the issued and outstanding limited liability company interests of PNGPC. PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s Paulsboro refinery, and is subject to regulation by the FERC. In connection with the PNGPC Contribution Agreement, PBFX constructed a new 24” pipeline to replace the existing pipeline, which commenced services in August 2017. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding, (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Effective February 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement under which PBFX, through PBFX Op Co, began providing storage services to PBF Holding commencing on November 1, 2017 upon the completion of the construction of a new crude tank with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank is located and a project management agreement pursuant to which Chalmette Refining managed the construction of the tank.

In connection with the foregoing transactions, PBF Holding entered into commercial agreements with PBFX entities for the provision of services which require minimum monthly throughput volumes. Subsequent to the transactions described above, as of December 31, 2017, PBF LLC holds a 44.1% limited partner interest in PBFX consisting of 18,459,497common units. PBF LLC also owns all of the IDRs and indirectly owns a non-economic general partner interest in PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2017, 2016 and 2015, gasoline and distillates accounted for 84.1%, 88.0% and 88.0% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for 10% or more of our revenues, respectively. As of December 31, 2017 and December 31, 2016, no single customer accounted for 10% or more of our total trade accounts receivable.
Seasonality
Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends. Additionally, the degree of seasonality may differ by the geographic areas in which we operate. Most of the effects of seasonality on PBFX’s operating results are mitigated through fee-based commercial agreements with us that include minimum volume commitments.
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
The refining industry is highly competitive with respect to feedstock supply. Unlike certain of our competitors that have access to proprietary controlled sources of crude oil production available for use at their own refineries, we obtain all of our crude oil and substantially all other feedstocks from unaffiliated sources. The availability and cost of crude oil and feedstock are affected by global supply and demand. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe, however, that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.
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
We lease approximately 5,000 square feet for our regional corporate office in The Woodlands, Texas. The lease for The Woodlands office expires in 2022. Functions performed in The Woodlands include pipeline control center operations and logistics operations, engineering and regulatory support functions.
Employees
As of December 31, 2017, we had approximately 3,165 employees. At our Paulsboro refinery, 286 of our 461 employees are covered by a collective bargaining agreement. In addition, 1,331 of our 2,316 employees at our Delaware City, Toledo, Chalmette and Torrance refineries and our related logistics assets are covered by a collective bargaining agreement. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. At Delaware City, Toledo, Chalmette and Torrance, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City, Torrance and Chalmette are scheduled to expire in January 2019, while the agreement with the USW covering Toledo is scheduled to expire in February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers ("IOW") under a contract scheduled to expire in March 2019.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 22, 2018:

Name	Age (as of December 31, 2017)	Position
Thomas J. Nimbley	66	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	44	President
Erik Young	40	Senior Vice President, Chief Financial Officer
Paul Davis	55	President, Western Region
Thomas L. O’Connor	45	Senior Vice President, Commercial
Herman Seedorf	66	Senior Vice President of Refining
Trecia Canty	48	Senior Vice President, General Counsel
Thomas J. Nimbley has served as our Chief Executive Officer since June 2010 and on our Board of Directors since October 2014. He has served as the Chairman of our Board since July 2016. He was our Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries and our affiliates, including Chairman of the Board of PBF GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
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
Paul Davis has served as our President, PBF Energy Western Region LLC since September 2017. Mr. Davis joined us in April of 2012 and served as head of our commercial operations related to crude oil and refinery feedstock sourcing from May of 2013 to January 2015 and, from January 2015 to September 2015, served as our Co-Head of Commercial and served as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company (“HETCO”) from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.
Thomas L. O’Connor has served as our Senior Vice President, Commercial since September 2015. Mr. O’Connor joined us as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as our Co-Head of commercial activities. Prior to joining us, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
Herman Seedorf serves as our Senior Vice President of Refining. Mr. Seedorf originally joined us in February of 2011 as the Delaware City Refinery Plant Manager and became Senior Vice President, Eastern Region Refining, in September of 2013. Prior to 2011, Mr. Seedorf served as the refinery manager of the Wood River Refinery in Roxana, Illinois, and also as an officer of the joint venture between ConocoPhillips and Cenovus Energy Inc. Mr. Seedorf’s oversight responsibilities included the development and execution of the multi-billion dollar upgrade project which enabled the expanded processing of Canadian crude oils. He also served as the refinery manager of the Bayway Refinery in Linden, New Jersey for four years during the time period that it was an asset of Tosco. Mr. Seedorf began his career in the petroleum industry with Exxon Corporation (“Exxon”) in 1980.
Trecia Canty has served as our Senior Vice President, General Counsel and Secretary since September 2015. In her role, Ms. Canty is responsible for the Legal Department and Contracts Administration. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led our commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of our subsidiaries. Prior to joining us, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton.
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
In connection with the Paulsboro refinery acquisition, we assumed certain environmental remediation obligations. The environmental liability of $10.3 million recorded as of December 31, 2017 ($10.8 million as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of December 31, 2017 and December 31, 2016, this liability is self-guaranteed by us.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20.0 million and the predecessor to Valero in ownership of the refinery retains other historical obligations.
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
In connection with the acquisition of the Chalmette refinery, we obtained $3.9 million in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the United States Environmental Protection Agency (“EPA”). The estimated cost assumes remedial activities will continue for a minimum of 30 years. Further, in connection with the acquisition of the Chalmette refinery, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be approximately $41,000, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violations of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the 2013 order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 27, 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on our financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.
At the time we acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and a Finding of Violation to Toledo Refining, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo Refining and EPA subsequently entered into tolling agreements pending settlement discussions. Although a resolution has not been finalized, the EPA has proposed that the Toledo refinery pay a civil administrative penalty of $741,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities totaling $136.5 million as of December 31, 2017 ($142.5 million as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean-up activities, which reflects the current estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and the logistic assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before our ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Additionally, subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. In addition, subsequent to the acquisition, EPA and the California Department of Toxic Substance Control (“DTSC”)

conducted inspections related to Torrance operations and issued preliminary findings related to potential operational violations. No settlement or penalty demands have been received to date with respect to any of the NOVs or preliminary findings that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD, Cal/OSHA, the City of Torrance, EPA and/or DTSC will assess penalties in excess of $100,000, but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
In connection with the PBFX Plains Asset Purchase (as defined in “Note 4 - Acquisitions” of our Notes to Consolidated Financial Statements), PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250,000 per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The recorded environmental liability associated with the PBFX Plains Asset Purchase as of December 31, 2017 and December 31, 2016 was $1.9 million and $2.2 million, respectively.
Applicable Federal and State Regulatory Requirements
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - where less than 500 PPM sulfur is required). All of the heating oil we currently produce meet these specifications. The mandate and other requirements do not currently have a material impact on our financial position, results of operations or cash flows.
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
In November 2017, the EPA issued final 2018 RFS standards that will slightly increase renewable volume standards from final 2017 levels. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2018 standards. Despite decreasing 7% in comparison to 2017, the final 2018 cellulosic standard is still set at approximately 125% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as us, to purchase cellulosic “waiver credits” to comply in 2018 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total Renewable Identification Numbers (“RINs”) requirements were kept relatively flat in comparison to 2017, but remain 19% and 7% higher than final 2016 levels. Production of advanced RINs has been below what is needed for compliance in 2017 and obligated parties, such as us, will likely continue to rely on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2018. Consistent with 2017, compliance in 2018 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. While a proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels was denied by the

EPA in November of 2017, the issue continues to receive attention from lawmakers, industry groups, and the current presidential administration, which may result in necessary changes to the RFS program in the future and provide relief to us and other downstream refiners that continue to feel the burden of increased costs to comply with RFS.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. We are in the process of implementing the requirements of this regulation. The regulation is not expected to have a material impact on our financial position, results of operations or cash flows.
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
As a result of the Torrance Acquisition, we are subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 (“AB32”). AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional 10 years to 2030 in July 2017. We are responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
However, subsequent to the acquisition, we are recovering the majority of these costs from our customers, and as such do not expect this obligation to materially impact our financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB32 or SB32 regulations or we are unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations, and cash flows.
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

The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully above, certain of our sites are subject to these laws and we may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
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

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“AB32” refers to the greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32.
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
“CAA” refers to the Clean Air Act.
“CAM Pipeline” or “CAM Connection Pipeline” refers to the Clovelly-Alliance-Meraux pipeline in Louisiana.
“CARB” refers to the California Air Resources Board; gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.
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
“Dated Brent” refers to Brent blend oil (a light, sweet North Sea crude oil, characterized by an API gravity of 38° and a sulfur content of approximately 0.4 weight percent) that is used as a benchmark for other crude oils.
“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
“DNREC” refers to the Delaware Department of Natural Resources and Environmental Control.

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
“EPA” refers to the United States Environmental Protection Agency.
“Ethanol Permit” refers to a Coastal Zone Act permit for ethanol.
“ethanol” refers to a clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops. It is used in the United States as a gasoline octane enhancer and oxygenate.
“feedstocks” refers to crude oil and partially refined petroleum products that are processed and blended into refined products.
“FASB” refers to the Financial Accounting Standards Board which develops U.S. generally accepted accounting principles.
“FCC” refers to fluid catalytic cracking.
“FCU” refers to fluid coking unit.
“FERC” refers to the Federal Energy Regulatory Commission.
“GAAP” refers to U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
“GHG” refers to the greenhouse gas carbon dioxide.
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
“IDRs” refers to incentive distribution rights.
“IPO” refers to the initial public offering of PBF Energy’s Class A common stock which closed on December 18, 2012.
“J. Aron” refers to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc.
“KV” refers to Kilovolts.
“LCM” refers to a GAAP requirement for inventory to be valued at the lower of cost or market.
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

“LLS” refers to Light Louisiana Sweet benchmark for crude oil reflective of Gulf coast economics for light sweet domestic and foreign crudes.
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
“MOEM Pipeline” refers to a pipeline that originates at a terminal in Empire, Louisiana approximately 30 miles north of the mouth of the Mississippi River. The MOEM Pipeline is 14 inches in diameter, 54 miles long and transports crude from South Louisiana to the Chalmette refinery and transports Heavy Louisiana Sweet (HLS) and South Louisiana Intermediate (SLI) crude.
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
“NYMEX” refers to the New York Mercantile Exchange.
“NYSE” refers to the New York Stock Exchange.
“PADD” refers to Petroleum Administration for Defense Districts.
“Platts” refers to Platts, a division of The McGraw-Hill Companies.
“PPM” refers to parts per million.
“RINS” refers to renewable fuel credits required for compliance with the Renewable Fuels Standard.
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
“Sunoco” refers to Sunoco, LLC.
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
“TCJA” refers to the U.S. government enacted comprehensive tax legislation enacted on December 22, 2017 and commonly referred to as the Tax Cuts and Jobs Act, or TCJA.
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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2017, we recorded an adjustment to value our inventories to the lower of cost or market which increased operating income and net income by $295.5 million and $178.5 million, respectively, reflecting the net change in the lower of cost or market inventory reserve from $596.0 million at December 31, 2016 to $300.5 million at December 31, 2017.
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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette and Torrance refineries. For our Toledo refinery, purchased crude prices have historically been slightly above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
Additionally, governmental and regulatory actions, including recent initiatives by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the current U.S. presidential administration to advance certain energy infrastructure projects such as the Keystone XL pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
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
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the “CAA”). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB32 regulations in California). Efforts have also been undertaken to delay, limit or prohibit the EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In addition, it is currently uncertain how the current presidential administration will address GHG emissions. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Inventory Intermediation Agreements. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries’ tanks (or other locations outside of the refineries as agreed upon by both parties). We market and sell the finished products independently to third parties.
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
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and the generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

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
Economic turmoil in the global financial system may in the future have an adverse impact on the refining industry.
Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. In the past, declines in global economic activity and consumer and business confidence and spending significantly reduced the level of demand for our products. Reduced demand for our products may have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, downturns in the economy impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.

Our business is indirectly exposed to risks faced by our suppliers, customers and other business partners. The impact on these constituencies of the risks posed by economic turmoil in the global financial system could include interruptions or delays in the performance by counterparties to our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and the inability of customers to pay for our products. Any of these events may have an adverse impact on our business, financial condition, results of operations and cash flows.
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
At Delaware City, Toledo, Chalmette and Torrance, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City, Chalmette and Torrance are scheduled to expire in January 2019 and the agreement with the USW covering Toledo is scheduled to expire in February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2019. Future negotiations after 2019 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
Our commodity derivative activities could result in period-to-period earnings volatility.
We do not currently apply hedge accounting to all of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of such unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the settlement of the underlying hedged items are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.
The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress in 2010 passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has proposed rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation and related regulations may also require us to comply with margin requirements and with certain clearing and trade-execution requirements if we are in scope and do not otherwise satisfy certain specific exceptions. The legislation and related regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivatives contracts. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the use and/or handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment and the health and safety of the surrounding community. For example, the SCAQMD is currently considering further regulations on, or potentially banning the use of, modified hydrofluoric acid, also known as MHF, in California. We utilize MHF as an alkylation catalyst in the manufacturing of gasoline at our Torrance refinery. If MHF usage is limited or restricted by the SCAQMD, our current Torrance refinery operations would be adversely affected, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at, contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future spills, discharges or releases, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at each of our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”
We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our business, financial condition, results of operations and cash flow.
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
Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase renewable fuel credits, known as “RINS,” which may have fluctuating costs. We have seen a fluctuation in the cost of RINs required for compliance with the RFS. We incurred approximately $293.7 million in RINs costs during the year ended December 31, 2017 as compared to $347.5 million and $171.6 million during the years ended December 31, 2016 and 2015, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
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
Furthermore, the Tax Cut and Jobs Act (“TCJA”) that was enacted on December 22, 2017 made significant permanent and temporary amendments to the Internal Revenue Code of 1986, including a reduction in corporate income taxes, elimination of the corporate minimum tax, the immediate expensing of certain capital investments, allowing for an indefinite carryforward of tax net operating losses incurred in tax years beginning after December 31, 2017 and fundamentally changing the taxation of multinational entities. Additionally, the TCJA potentially limits the amount of interest expense currently deductible, provides for a transition tax for previously unrepatriated foreign earnings, provides for current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion. Certain of the amendments included in the TCJA may adversely affect our business, result of operations and financial condition. Although we are currently evaluating the impact of the TCJA on our business, significant uncertainty exists with respect to how the TCJA will ultimately affect our business. Some of the uncertainty will not be resolved until clarifying Treasury regulations are promulgated or other relevant authoritative guidance is published.
Changes in accounting standards issued by the FASB could have a material effect on our balance sheet, revenue and result of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.
Our accounting and financial reporting policies conform to GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Such new financial accounting standards may result in significant changes that could adversely affect our business, financial condition, cash flow and results of operations.
Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to the Consolidated Financial Statements for further discussion of new accounting standards, including the implementation status and potential impact to our consolidated financial statements.
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
Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. Regulation governing shipments of petroleum crude oil by rail requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. The DOT issued additional rules and regulations that require rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil, enhance safety training standards under the Rail Safety Improvement Act of 2008, require each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews and establish enhanced tank car standards and operational controls for high-hazard flammable trains. These rules and any further changes in law, regulations or industry standards that require us to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars we use, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our, or subsequently to third party, refineries, could increase our costs, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

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
We may not be able to successfully integrate the Torrance Refinery or future acquisitions into our business, or realize the anticipated benefits of these acquisitions.
Following the completion of the Torrance Acquisition, the integration of this business into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Torrance Acquisition we did not have any operations in the West Coast. This may add complexity to effectively overseeing, integrating and operating this refinery and related assets. Even if we successfully integrate this business into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this acquisition or future acquisitions may prove to be incorrect. This acquisition involves risks, including:

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
In connection with our Torrance Acquisition and with future acquisitions, we did not and may not have access to the type of historical financial information that we may require regarding the prior operation of the refinery. As a result, it may be difficult for investors to evaluate the probable impact of this significant acquisition or future acquisitions on our financial performance until we have operated the acquired refinery for a substantial period of time.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2017, we have total debt of $2,226.1 million, excluding deferred debt issuance costs of $34.5 million, and we could incur an additional $1,195.7 million under our credit facilities. We may incur additional indebtedness in the future. Our strategy includes executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

•	a portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;

•	under certain circumstances, covenants contained in our existing debt arrangements limit our ability to borrow additional funds, dispose of assets and make certain investments;

•
in certain circumstances these covenants also require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited; and

•	we may be at a competitive disadvantage to those of our competitors that are less leveraged; and we may be more vulnerable to adverse economic and industry conditions.
Our indebtedness increases the risk that we may default on our debt obligations, certain of which contain cross-default and/or cross-acceleration provisions. Our, and our subsidiaries’, ability to meet future principal obligations will be dependent upon our future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay our indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all.
Despite our level of indebtedness, we and our subsidiaries may be able to incur substantially more debt, which could exacerbate the risks described above.
We and our subsidiaries may be able to incur additional indebtedness in the future including additional secured or unsecured debt. Although our debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our currently anticipated debt levels, the leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions.
Various covenants in our debt instruments and other financing arrangements may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our indebtedness subjects us to financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of these debt instruments also require our subsidiaries to satisfy or maintain certain financial tests in certain circumstances. Our subsidiaries’ ability to meet these financial tests can be affected by events beyond our control and they may not meet such tests.
Provisions in our indentures could discourage an acquisition of us by a third party.
Certain provisions of our indentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as described in the indentures governing the Senior Notes and PBFX Senior Notes (both of which are defined below), holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.
Our future credit ratings could adversely affect our ability to obtain credit in the future.
Our Senior Notes (as defined below) are rated BB by Standard & Poor’s Rating Services and B1 by Moody’s Investors Service. Any adverse effect on our credit rating may increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our shareholders.
Risks Related to Our Organizational Structure and Our Class A Common Stock
Our only material asset is our interest in PBF LLC. Accordingly, we depend upon distributions from PBF LLC and its subsidiaries to pay our taxes, meet our other obligations and/or pay dividends in the future.
We are a holding company and all of our operations are conducted through subsidiaries of PBF LLC. We have no independent means of generating revenue and no material assets other than our ownership interest in PBF LLC. Therefore, we depend on the earnings and cash flow of our subsidiaries to meet our obligations, including our indebtedness, tax liabilities and obligations to make payments under a tax receivable agreement entered into with PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”). If we or PBF LLC do not receive such cash distributions, dividends or other payments from our subsidiaries, we and PBF LLC may be unable to meet our obligations and/or pay dividends.
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
Our PBF Holding asset based revolving credit agreement (the “Revolving Loan”), 7.00% senior notes due 2023 issued by PBF Holding in November 2015 (the “2023 Senior Notes”), 7.25% senior notes due 2025 issued by PBF Holding in May 2017 (the “2025 Senior Notes”, and together with the 2023 Senior Notes, the “Senior Notes”) and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. PBFX’s five-year, $360.0 million revolving credit facility (the “PBFX Revolving Credit

Facility”) and PBFX’s indenture governing its PBFX 2023 Senior Notes (as defined in Item 7. Management’s Discussion and Analysis) also contain covenants that limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to make distributions and other restricted payments and restrict PBFX’s ability to incur liens and enter into burdensome agreements. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets, and PBFX is subject to a similar prohibition. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to our stockholders, if any.
The rights of other members of PBF LLC may conflict the interests of our Class A common stockholders.
The interests of the other members of PBF LLC, which include former directors and officers, may not in all cases be aligned with our Class A common stockholders’ interests. For example, these members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement described below. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to our Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2018 Proxy Statement.
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
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of December 31, 2017, we have recognized a liability for the Tax Receivable Agreement of $362.1 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. Future payments by us in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be material as well. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement. The foregoing numbers are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy’s Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments under the Tax Receivable Agreement could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of us.
In certain cases, payments by us under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. These provisions may deter a change in control of our Company.
The Tax Receivable Agreement provides that upon certain changes of control, or if, at any time, PBF Energy elects an early termination of the Tax Receivable Agreement, PBF Energy’s (or its successor’s) obligations with respect to exchanged or acquired PBF LLC Series A Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including (i) that PBF Energy would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and (ii) that the subsidiaries of PBF LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. Moreover, in each of these instances, we would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. Assuming that the market value of a share of our Class A common stock equals $35.45 per share (the closing price on December 31, 2017) and that LIBOR were to be 1.85%, we estimate that, as of December 31, 2017 the aggregate amount of these accelerated payments would have been approximately $357.1 million if triggered immediately on such date. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the Tax Receivable Agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations. These provisions may deter a potential sale of our Company to a third party and may otherwise make it less likely that a third party would enter into a change of control transaction with us.
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
We depend on PBFX to receive, handle, store and transfer crude oil, petroleum products and natural gas for us from our operations and sources located throughout the United States and Canada in support of certain of our refineries under long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term of approximately seven to ten years and generally include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing and transferring crude oil, petroleum products and natural gas, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil and distribute products could be adversely impacted, which could adversely affect our business, financial condition and results of operations.
In addition, as of December 31, 2017, PBF LLC owns 18,459,497 common units representing an aggregate 44.1% limited partner interest in PBFX, as well as all of the incentive distribution rights and a non-economic general partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
PBFX may not have sufficient available cash to pay any quarterly distribution on its units. Furthermore, PBFX is not required to make distributions to holders of units on a quarterly basis or otherwise, and may elect to distribute less than all of its available cash.
PBFX may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution. The amount of cash it can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of crude oil and refined products it throughputs; PBFX’s entitlement to payments associated with minimum volume commitments; the fees it charges for the volumes throughput; the level of its operating, maintenance and general and administrative costs; and prevailing economic conditions. In addition, the actual amount of cash PBFX will have available for distribution will depend on other factors, some of which are beyond its control, including: the level and timing of capital expenditures it makes; the amount of its operating expenses and general and administrative expenses, and payment of the administrative fees for services provided to it by PBF GP and its affiliate; the cost of acquisitions, if any; debt service requirements and other liabilities; fluctuations in working capital needs; PBFX’s ability to borrow funds and access capital markets; restrictions contained in the PBFX Revolving Credit Facility, the PBFX 2023 Senior Notes and other debt service requirements; the amount of cash reserves established by PBF GP; and other business risks affecting cash levels.
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
Increases in interest rates could adversely impact the price of PBFX’s units, PBFX’s ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.
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
If PBFX were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on income at the corporate tax rate, which is currently a maximum of 21% under the TCJA, and would likely be liable for state income tax at varying rates. Distributions to PBFX unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to PBFX unitholders. Because taxes would be imposed upon PBFX as a corporation, the cash available for distribution to PBFX unitholders would be substantially reduced. Therefore, PBFX’s treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to PBFX unitholders, likely causing a substantial reduction in the value of the units.
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
At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be approximately $41,000, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Superior Court on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.

At the time we acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act.  On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and Finding of Violation to Toledo Refining, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011.  Toledo Refining and the EPA subsequently entered into tolling agreements pending settlement discussions.  Although a resolution has not been finalized, the EPA has proposed that the Toledo refinery pay a civil administrative penalty of $741,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistic assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before our ownership, including the SCAQMD and Cal/OSHA. Following the closing of the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, and the Torrance Fire Department. No settlement or penalty demand in excess of $100,000 has been made or received with respect to these NOVs and preliminary findings. It is reasonably possible that the SCAQMD, Cal/OSHA and/or the City of Torrance will assess penalties in the other matters in excess of $100,000 but any such amount is not expected to be material to us, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs. On July 12, 2017, the plaintiffs filed for a rehearing of the appellate court judgment, which was denied on July 31, 2017. As a result of the appellate court’s judgment, the potential amount of the claims is not determinable. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Plaquemines Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2007. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals, that denied class certification.  The Plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs.  The state trial court has scheduled a mini-trial of up to 10 plaintiffs in May 2018, relating to 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.

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
We are subject to obligations to purchase RINs. On February 15, 2017, we received notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.
As of January 1, 2011, we are required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of our produced gasoline. We purchase benzene credits to meet these requirements. Our planned capital projects will reduce the amount of benzene credits that we need to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into our produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental 25 regulations may cause us to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable our refineries to produce products that meet applicable requirements.
CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully above, certain of our sites are subject to these laws and we may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
PBF Energy Class A common stock trades on the New York Stock Exchange under the symbol “PBF.” Our Class B common stock is not publicly traded.
As of February 20, 2018 there were 122 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange for the prior two fiscal years and dividends declared on such stock for the same periods.

	Sales Prices of the Common Stock		Dividends Per Common Share
	High	Low
2017
First Quarter ended March 31, 2017	$28.92	$20.44	$0.30
Second Quarter ended June 30, 2017	$23.52	$18.48	$0.30
Third Quarter ended September 30, 2017	$28.31	$19.46	$0.30
Fourth Quarter ended December 31, 2017	$36.07	$26.24	$0.30
2016
First Quarter ended March 31, 2016	$38.27	$25.60	$0.30
Second Quarter ended June 30, 2016	$35.67	$21.87	$0.30
Third Quarter ended September 30, 2016	$24.47	$20.57	$0.30
Fourth Quarter ended December 31, 2016	$30.98	$19.47	$0.30
Dividend and Distribution Policy
Subject to the following paragraphs, PBF Energy currently intends to continue to pay quarterly cash dividends of approximately $0.30 per share on its Class A common stock. The declaration, amount and payment of this and any other future dividends on shares of Class A common stock will be at the sole discretion of PBF Energy’s board of directors.
PBF Energy is a holding company and has no material assets other than its ownership interests of PBF LLC. In order for PBF Energy to pay any dividends, it needs to cause PBF LLC to make distributions to it and the holders of PBF LLC Series A Units, and PBF LLC needs to cause PBF Holding and/or PBFX to make distributions to it, in at least an amount sufficient to cover cash dividends, if any, declared by PBF Energy. Each of PBF Holding and PBFX is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, PBF LLC may be unable to obtain cash from PBF Holding and/or PBFX to satisfy its obligations and make distributions to PBF Energy for dividends, if any, to PBF Energy’s stockholders. If PBF LLC makes such distributions to PBF Energy, the holders of PBF LLC Series A Units will also be entitled to receive pro rata distributions.
The ability of PBF Holding to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Loan, the Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Loan and the indentures governing the Senior Notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Loan contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
PBFX intends to make a minimum quarterly distribution to the holders of its common units, including PBF LLC, of at least $0.30 per unit, or $1.20 per unit on an annualized basis, to the extent PBFX has sufficient cash from operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to PBFX’s general partner. However, there is no guarantee that PBFX will pay the minimum quarterly distribution or any amount on the units we own in any quarter. Even if PBFX’s cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of PBFX’s partnership agreement and debt facilities.
PBF Holding made $61.1 million in distributions to PBF LLC during the year ended December 31, 2017. PBF LLC used $136.4 million, which included $58.6 million distributed from PBF Holding, to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $131.8 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $131.8 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on March 13, 2017, May 31, 2017, August 31, 2017 and November 29, 2017. There were no tax distributions to PBF LLC members in 2017. In addition, PBFX made aggregate quarterly distributions of $86.5 million ($1.86 per unit) during the year ended December 31, 2017 to holders of its common units, of which $41.9 million was paid to PBF LLC including payments related to IDRs.
PBF LLC owns all of the IDRs of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF LLC on its partnership interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units that it owns. PBFX made IDR payments of $7.6 million to PBF LLC based on its distributions for the year ended December 31, 2017.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the periods commencing December 31, 2012 through December 31, 2017. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: Andeavor; CVR Energy, Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; Phillips 66; and Valero Energy Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PBF Energy, Inc., the S&P 500 Index,
and a Peer Group
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
PBF Energy, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
PBF Energy Inc. Class A Common Stock	$100.00	$112.70	$99.83	$143.37	$113.91	$152.14
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	145.76	143.36	179.44	180.23	239.53

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for Class A Common Stock
In the fourth quarter of 2017, a total of 78,758 PBF LLC Series A Units were exchanged for 78,758 shares of our Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or executive officers.
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
There were no repurchases of our Class A Common Stock during the fourth quarter of 2017. For the period of time from the inception of the Repurchase Program through December 31, 2017, we purchased 6,050,717 shares for $150.8 million. As of December 31, 2017, we had $149.2 million remaining authorization under the Repurchase Program.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2017.

	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(1)
Approved by stockholders:
2012 Equity Incentive Plan (as amended)	6,017,775	$27.08	—	(2)
2017 Equity Incentive Plan	865,000	28.62	3,072,125
Equity compensation plans not approved by security holders	—	—	—
Total	6,882,775	$27.27	3,072,125

(1) Securities available for future issuance under the plan can be issued in various forms, including, without limitation, restricted stock and stock options.
(2) The Amended and Restated 2012 Plan currently has no shares remaining for future issuance; it has been superseded by the 2017 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial data of PBF Energy. The selected historical consolidated financial data as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, have been derived from our audited financial statements, included in “Item 8. Financial Statements and Supplementary Data.” The selected historical consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from the audited financial statements of PBF Energy not included in this Annual Report on Form 10-K. As a result of the Chalmette and Torrance acquisitions, the historical consolidated financial results of PBF Energy only include the results of operations for the Chalmette and Torrance refineries from November 1, 2015 and July 1, 2016 forward, respectively.
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
As discussed in “Note 2 - Summary of Significant Accounting Policies” of our Notes to the Consolidated Financial Statements, during the year ended December 31, 2017, we determined that we would revise the presentation of certain line items on our consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process. The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income or statements of cash flows.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Statement of operations data:
Revenues	$21,786,637	$15,920,424	$13,123,929	$19,828,155	$19,151,455
Cost and expenses:
Cost of products and other	18,863,621	13,598,341	11,481,614	18,471,203	17,803,314
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,685,611	1,423,198	904,525	883,140	812,652
Depreciation and amortization expense	277,992	216,341	187,729	166,799	98,622
Cost of sales	20,827,224	15,237,880	12,573,868	19,521,142	18,714,588
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	214,773	166,452	181,266	146,661	95,794
Depreciation and amortization expense	12,964	5,835	9,688	13,583	12,857
Loss (gain) on sale of asset	1,458	11,374	(1,004)	(895)	(183)
Total cost and expenses	21,056,419	15,421,541	12,763,818	19,680,491	18,823,056
Income from operations	730,218	498,883	360,111	147,664	328,399
Other income (expense):
Change in Tax Receivable Agreement liability	250,922	12,908	18,150	2,990	(8,540)
Change in fair value of catalyst leases	(2,247)	1,422	10,184	3,969	4,691
Debt extinguishment costs	(25,451)	—	—	—	—
Interest expense, net	(154,427)	(150,045)	(106,187)	(98,764)	(93,784)
Income before income taxes	799,015	363,168	282,258	55,859	230,766
Income tax expense (benefit)	315,584	137,650	86,725	(22,412)	16,681
Net income	483,431	225,518	195,533	78,271	214,085
Less: net income attributable to noncontrolling interests	67,914	54,707	49,132	116,508	174,545
Net income (loss) attributable to PBF Energy Inc. stockholders	$415,517	$170,811	$146,401	$(38,237)	$39,540
Weighted-average shares of Class A common stock outstanding:
Basic	109,779,407	98,334,302	88,106,999	74,464,494	32,488,369
Diluted	113,898,845	103,606,709	94,138,850	74,464,494	33,061,081
Net income (loss) available to Class A common stock per share:
Basic	$3.78	$1.74	$1.66	$(0.51)	$1.22
Diluted	$3.73	$1.74	$1.65	$(0.51)	$1.20
Dividends per common share	$1.20	$1.20	$1.20	$1.20	$1.20
Balance sheet data (at end of period) :
Total assets	$8,117,993	$7,621,927	$6,105,124	$5,164,008	$4,413,808
Total debt (2)	2,226,109	2,180,700	1,881,637	1,260,349	747,576
Total equity	2,902,949	2,570,684	2,095,857	1,693,316	1,715,256
Other financial data :
Capital expenditures (3)	$727,035	$1,612,871	$981,080	$631,332	$415,702
——————————

(1)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to the Torrance Acquisition, PBFX Plains Asset Purchase, Chalmette Acquisition and other pending and non-consummated acquisitions of $1.0 million, $17.5 million and $5.8 million in 2017, 2016 and 2015, respectively.

(2)
Total debt, excluding debt issuance costs, includes current maturities, our Note payable and our Delaware Economic Development Authority Loan (which was fully converted to a grant as of December 31, 2016).

(3)
Includes expenditures for acquisitions, construction in progress, property, plant and equipment (including railcar purchases), deferred turnaround costs and other assets, excluding the proceeds from sales of assets.

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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources and expectations regarding future industry trends are forward-looking statements made under the safe harbor of the PSLRA except to the extent such statements relate to the operations of a partnership or limited liability company. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•our indebtedness;
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
•the impact of the newly enacted federal income tax legislation on our business;
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
•our ability to successfully integrate recently completed acquisitions into our business and realize the benefits from such acquisitions;
•liabilities arising from recent acquisitions that are unforeseen or exceed our expectations;
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
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy which is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 96.7% of the outstanding economic interests in PBF LLC as of December 31, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business.
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
Torrance Acquisition
On July 1, 2016, we acquired from ExxonMobil and its subsidiary, Mobil Pacific Pipeline Company, the Torrance refinery and related logistics assets. The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 bpd, delayed-coking refinery with a Nelson Complexity Index of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition increased our total throughput capacity to approximately 900,000 bpd.
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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The final purchase price and fair value allocation were completed as of June 30, 2017. During the measurement period, which ended in June 2017, adjustments were made to our preliminary fair value estimates related primarily to Property, plant and equipment and Other long-term liabilities reflecting the finalization of our assessment of the costs and duration of certain assumed pre-existing environmental obligations. The transaction was financed through a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under our Revolving Loan.
PBF Energy Inc. Public Offerings
As a result of the initial public offering and related reorganization transactions, PBF Energy became the sole managing member of PBF LLC with a controlling voting interest in PBF LLC and its subsidiaries. Effective with completion of the initial public offering, PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC unit holders other than PBF Energy.
Additionally, a series of secondary offerings were made subsequent to our IPO whereby funds affiliated with The Blackstone Group L.P. (“Blackstone”) and First Reserve Management L.P. (“First Reserve”) sold their interests in us. The final such subsequent offering was completed on February 6, 2015, as funds affiliated with Blackstone and First Reserve exchanged 3,804,653 PBF LLC Series A units for the same number of shares of PBF Energy Class A common stock which were subsequently sold in a secondary public offering (the “February 2015 secondary offering” and collectively with the prior secondary offerings, the “secondary offerings”). As a result of these secondary offerings, Blackstone and First Reserve no longer hold any PBF LLC Series A units. The holders of PBF LLC Series B Units, which include certain current and former executive officers of PBF Energy, received a portion of the proceeds of the sales of the shares of PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the secondary offerings.

On October 13, 2015, we completed a public offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses (the “October 2015 Equity Offering”).
On December 19, 2016, we completed a public offering of an aggregate of 10,000,000 shares of Class A common stock for net proceeds of $274.3 million, after deducting underwriting discounts and commissions and other offering expenses (the “December 2016 Equity Offering”).
As of December 31, 2017, including the offerings described above, we own 110,586,762 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others beneficially own 3,767,464 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 96.7% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.3% of the voting power in us.
PBFX Equity Offerings
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51.6 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86.8 million, after deducting underwriting discounts and commissions and other offering expenses. As a result of the PBFX equity offerings, as of December 31, 2017, PBF LLC holds a 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public common unit holders.
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
PBFX Assets and Drop-Down Transactions
PBFX’s assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the DCR Products Pipeline and Truck Rack, the East Coast Terminals (as defined below), the Torrance Valley Pipeline, PNGPC, the Toledo Products Terminal and the Chalmette Storage Tank. Apart from the East Coast Terminals, PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Energy, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil, refined products and natural gas. These transactions are eliminated by PBF Energy in consolidation.
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions and third party acquisitions made by PBFX occurring in the three years ended December 31, 2017 are discussed below.

On May 14, 2015, PBFX acquired from PBF LLC all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of the DCR Products Pipeline and Truck Rack.
On April 29, 2016, PBFX’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of the four refined products terminals in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P.
On August 31, 2016, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline.
On February 15, 2017, PBFX entered into the PNGPC Contribution Agreement between PBFX and PBF LLC, pursuant to which PBFX Op Co acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC. PNGPC owns and operates an existing interstate natural gas pipeline. In August 2017, PBFX Op Co completed the construction of a new pipeline which replaced the existing pipeline and commenced services.
On February 15, 2017, we entered into the Chalmette Storage Services Agreement under which PBFX, through PBFX Op Co, assumed construction of the Chalmette Storage Tank. The Chalmette Storage Tank commenced operations in November 2017 upon completion of construction.
Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We have experienced fluctuations in the costs to comply with our renewable energy credit. We incurred approximately $293.7 million in RINs costs during the year ended December 31, 2017 as compared to $347.5 million and $171.6 million during the years ended December 31, 2016 and 2015, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes. On August 15, 2014, the agreement was amended and restated to, among other things, increase the maximum availability to $2.50 billion and extend its maturity to August 2019. The commitment fee on the unused portion, the interest rate on advances and the fees for letters of credit were reduced as part of the amendment. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.75 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature.
As noted in “Note 4 - Acquisitions” of our Notes to the Consolidated Financial Statements, we drew down under our Revolving Loan to partially fund the Torrance Acquisition. The outstanding balance under our Revolving Loan was $350.0 million as of December 31, 2017 and December 31, 2016, respectively.
2023 Senior Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. We used the proceeds to fund general corporate purposes, including a portion of the purchase price for the Torrance Acquisition.
2025 Senior Notes Offering
On May 30, 2017, PBF Holding and PBF Finance issued $725.0 million, in aggregate, principal amount of the 2025 Senior Notes. The Company used the net proceeds of $711.6 million to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 9 - Credit Facility and Debt”

of our Notes to the Consolidated Financial Statements, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”), the primary purpose of which was to fund the acquisition by PBF Rail of crude tank cars (the “Eligible Railcars”) before December 2015.
As noted in “Note 9 - Credit Facility and Debt” of our Notes to the Consolidated Financial Statements, the Rail Facility was amended on two occasions in 2015 and 2016. On December 22, 2016, the Rail Facility was terminated and replaced with the PBF Rail Term Loan (as described below).
PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus the margin as defined in the credit agreement. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain Eligible Railcars; (ii) the Debt Service Reserve Account (as defined in the credit agreement); and (iii) PBF Holding’s member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balance of the PBF Rail Term Loan was $28.4 million and $35.0 million as of December 31, 2017 and December 31, 2016, respectively.
PBFX Debt and Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into the PBFX Revolving Credit Facility and a three-year, $300.0 million term loan facility (the “PBFX Term Loan”). The PBFX Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014 and from $325.0 million to $360.0 million in May 2016. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC. PBFX also has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $240.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. The PBFX Term Loan was used to fund distributions to PBF LLC and was guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the PBFX Term Loan.
Certain subsequent acquisitions made by PBFX were funded partially by proceeds from the sale of marketable securities. PBFX used borrowings under the PBFX Revolving Credit Facility to repay the outstanding PBFX Term Loan balance, and thereby release the marketable securities that had collateralized the PBFX Term Loan. The PBFX Term Loan was repaid in 2017.
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX (“PBF Logistics Finance,” and together with PBFX, the “Issuers”), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of the 6.875% senior notes due 2023 (the “initial PBFX 2023 Senior Notes”). PBF LLC provided a limited guarantee of collection of the principal amount of the PBFX 2023 Senior Notes (as defined below), but is not otherwise subject to the covenants of the indenture. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the initial PBFX 2023 Senior Notes offering.
On October 6, 2017, PBFX issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new PBFX 2023 Senior Notes” and, together with the initial PBFX 2023 Senior Notes, the “PBFX 2023 Senior Notes”). The new PBFX 2023 Senior Notes were issued at 102% of face value with an effective rate of 6.442% and were issued under the indenture governing the initial PBFX 2023 Senior Notes dated on May 12, 2015. The new PBFX 2023 Senior Notes are expected to be treated as a single series with the initial PBFX 2023 Senior Notes and have the same terms as those initial notes except that (i) the new PBFX 2023 Senior Notes are subject to a separate registration rights agreement and (ii) the new PBFX 2023 Senior Notes were issued initially under CUSIP numbers different from the initial PBFX 2023 Senior Notes. PBFX used the net proceeds from the offering of the new PBFX 2023 Senior Notes to repay a portion of the PBFX Revolving Credit Facility and for general capital purposes.
As of December 31, 2017 and December 31, 2016, there were $528.4 million and $350.0 million outstanding under the PBFX 2023 Senior Notes, respectively.
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the amended and restated inventory intermediation agreement (as amended, the “A&R Intermediation Agreements”) with J. Aron pursuant to which certain terms of the inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these was on September 8, 2017 which extends the term of the A&R Intermediation Agreement relating to DCR and PRC to July 1, 2019 and December 31, 2019, respectively, which terms may be further extended by mutual consent of the parties to July 1, 2020 and December 31, 2020, respectively.
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the refineries’ tanks. J. Aron has the right to store the products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the products independently to third parties.
Crude Oil Acquisition Agreements
We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City refinery. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. Prior to December 31, 2015, we had a crude oil supply contract with a third-party for our Delaware City refinery. We currently fully source our own crude oil needs for our Toledo refinery. Prior to July 31, 2014, we had a crude oil acquisition agreement with a third party that expired on July 31, 2014. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.
Tax Receivable Agreement
In connection with our initial public offering, we entered into a Tax Receivable Agreement pursuant to which we are required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units we purchase, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. We have recognized, as of December 31, 2017, a liability for the Tax Receivable Agreement of $362.1 million, reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges including those in connection with our IPO and our secondary offerings. Our estimate of the Tax Receivable Agreement liability is based, in part, on forecasts of future taxable income over the anticipated life of our future business operations, assuming no material changes in the relevant tax law. Periodically, we may adjust the liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. For example, we must adjust the estimated Tax Receivable Agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for our Class A common stock. These periodic adjustments to the tax receivable liability, if any, are recorded in general and administrative expense and may result in adjustments to our income tax expense and deferred tax assets and liabilities. As a result of the reduction of the corporate tax rate to 21% as part of the TCJA, the liability associated with the Tax Receivable Agreement was reduced. Accordingly, the deferred tax assets associated with the payments made or expected to be made were also reduced.

Share Repurchase Program
Our Board of Directors authorized the repurchase of up to $300.0 million of our Class A common stock. On September 26, 2016, our Board of Directors approved a two year extension to the existing Repurchase Program. As a result of the extension, the Repurchase Program will expire on September 30, 2018. No repurchases of our Class A common stock were made during the year ended December 31, 2017. As of December 31, 2017 we have purchased approximately 6.05 million shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements with Saudi Aramco, PDVSA, ExxonMobil and others. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with PDVSA since the third quarter of 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms.
In the past several years, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City and Paulsboro refineries. The Delaware City rail unloading facility, which was sold to PBFX in 2014, allows our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. A portion of these railcars were purchased via the Rail Facility entered into during 2014, which was terminated in connection with the execution of the PBF Rail Term Loan in 2016. Certain of these railcars were subsequently sold to a third party, which has leased the railcars back to us for periods of between four and seven years. In 2016, we sold approximately 120 of these railcars to optimize our railcar portfolio. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and emission control regulations, including the cost of RINs required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas and electricity.
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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ultra-low sulfur diesel (“ULSD”) against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 53% gasoline, 30% distillate, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (6% black oil, 4% petroleum coke, 3% LPGs and 2% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.

The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:
•the Delaware City refinery processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 55% to 65% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and
•as a result of the heavy, sour crude slate processed at Delaware City, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD and represent approximately 5% to 7% of our total production volume.
Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of RBOB and ULSD diesel against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 39% gasoline, 33% distillate, 5% high-value Group I lubricants and 10% asphalt, with the remaining portion of the product slate comprised of lower-value products (5% black oil, 3% petroleum coke, 4% LPGs and 1% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:
•the Paulsboro refinery processes a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 75% to 85% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks;
•as a result of the heavy, sour crude slate processed at Paulsboro, we produce lower value products including sulfur and petroleum coke. These products are priced at a significant discount to RBOB and ULSD and represent approximately 3% to 5% of our total production volume; and
•the Paulsboro refinery produces Group I lubricants which carry a premium sales price to RBOB and ULSD.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of conventional blendstock for oxygenate blending (“CBOB”) and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 54% gasoline, 34% distillate, 6% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs and 1% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
The Toledo refinery’s realized gross margin on a per barrel basis has historically differed from the WTI (Chicago) 4-3-1 benchmark refining margin due to the following factors:
•the Toledo refinery processes a slate of domestic sweet and Canadian synthetic crude oil. Historically, Toledo’s blended average crude costs have been higher than the market value of WTI crude oil;
•the Toledo refinery configuration enables it to produce more barrels of product than throughput which generates a pricing benefit; and
•the Toledo refinery generates a pricing benefit on some of its refined products, primarily its petrochemicals.
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of Light Louisiana Sweet (“LLS”) crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 47% gasoline, 32% distillate, 3% high-value petrochemicals (including benzene and xylenes) with the remaining portion of the product slate comprised of lower-value products (10% black oil, 5% petroleum coke and 3% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (USGC) 2-1-1 benchmark refining margin due to the following factors:
•the Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 55% to 65% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD and represent approximately 4% to 6% of our total production volume.
The PRL (pre-treater, reformer, light ends) project was completed in 2017 which has increased high-octane, ultra-low sulfur reformate and chemicals production. The new crude oil tank was also commissioned in 2017 and is allowing additional gasoline and diesel exports, reduced RINs compliance costs and lower crude ship demurrage costs.
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of Alaskan North Slope (“ANS”) crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (CARBOB), California Air Resources Board (CARB) diesel and jet fuel and refer to the benchmark as the ANS (WCLA) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 64% gasoline and 22% distillate with the remaining portion of the product slate comprised of lower-value products (9% petroleum coke, 2% LPG, 1% black oil and 2% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (WCLA) 4-3-1 benchmark refining margin due to the following factors:

•
the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 80% to 90% of total throughput. The Torrance crude slate has the lowest API gravity (typically an American Petroleum Institute (“API”) gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and

•
as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel and represent approximately 9% to 11% of our total production volume.

Change in Presentation
During 2017, we determined that we will revise the presentation of certain line items on our historical consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within operating costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to the Consolidated Financial Statements, the historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income, statements of changes in equity and statements of cash flows.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from the East Coast Terminals, our Logistics segment did not have any significant third party revenue and a significant portion of its operating results eliminate in consolidation.

	Year Ended December 31,
	2017	2016	2015
Revenue	$21,786,637	$15,920,424	$13,123,929

Cost and expenses:
Cost of products and other	18,863,621	13,598,341	11,481,614
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,685,611	1,423,198	904,525
Depreciation and amortization expense	277,992	216,341	187,729
Cost of sales	20,827,224	15,237,880	12,573,868
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	214,773	166,452	181,266
Depreciation and amortization expense	12,964	5,835	9,688
Loss (gain) on sale of assets	1,458	11,374	(1,004)
Total cost and expenses	21,056,419	15,421,541	12,763,818
Income from operations	730,218	498,883	360,111
Other income (expense):
Change in Tax Receivable Agreement liability	250,922	12,908	18,150
Change in fair value of catalyst leases	(2,247)	1,422	10,184
Debt extinguishment costs	(25,451)	—	—
Interest expense, net	(154,427)	(150,045)	(106,187)
Income before income taxes	799,015	363,168	282,258
Income tax expense	315,584	137,650	86,725
Net income	483,431	225,518	195,533
Less: net income attributable to noncontrolling interest	67,914	54,707	49,132
Net income attributable to PBF Energy Inc. stockholders	$415,517	$170,811	$146,401

Gross margin	$1,041,129	$727,496	$571,524

Gross refining margin (1)	2,676,651	2,143,449	1,512,330

Net income available to Class A common stock per share:
Basic	$3.78	$1.74	$1.66
Diluted	$3.73	$1.74	$1.65
——————————
(1) See Non-GAAP Financial Measures below.

Operating Highlights

	Year Ended December 31,
	2017	2016	2015
Key Operating Information
Production (bpd in thousands)	802.9	734.3	511.9
Crude oil and feedstocks throughput (bpd in thousands)	807.4	727.7	516.4
Total crude oil and feedstocks throughput (millions of barrels)	294.7	266.4	188.4
Gross margin per barrel of throughput	$3.53	$2.73	$3.03
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.08	$6.09	$10.29
Refinery operating expense, excluding depreciation, per barrel of throughput	$5.52	$5.22	$4.72

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	26%	14%
Medium	30%	37%	49%
Light	21%	25%	26%
Other feedstocks and blends	15%	12%	11%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	50%	49%
Distillates and distillate blendstocks	30%	31%	35%
Lubes	1%	1%	1%
Chemicals	2%	3%	3%
Other	16%	15%	12%
Total yield	99%	100%	100%
——————————
(1) See Non-GAAP Financial Measures below.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$54.18	$43.91	$52.56
West Texas Intermediate (WTI) crude oil	$50.79	$43.34	$48.71
Light Louisiana Sweet (LLS) crude oil	$54.02	$45.03	$52.36
Alaska North Slope (ANS) crude oil	$54.43	$43.67	$52.44
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.74	$13.49	$16.35
WTI (Chicago) 4-3-1	$15.88	$12.38	$17.91
LLS (Gulf Coast) 2-1-1	$13.57	$10.75	$14.39
ANS (West Coast) 4-3-1	$17.43	$16.46	$26.46
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.39	$0.56	$3.85
Dated Brent less Maya (heavy, sour)	$7.16	$7.36	$8.45
Dated Brent less WTS (sour)	$4.37	$1.42	$3.59
Dated Brent less ASCI (sour)	$3.66	$3.92	$4.57
WTI less WCS (heavy, sour)	$12.24	$12.57	$11.87
WTI less Bakken (light, sweet)	$(0.26)	$1.32	$2.89
WTI less Syncrude (light, sweet)	$(1.74)	$(2.01)	$(1.45)
WTI less LLS (light, sweet)	$(3.23)	$(1.69)	$(3.67)
WTI less ANS (light, sweet)	$(3.63)	$(0.33)	$(3.73)
Natural gas (dollars per MMBTU)	$3.02	$2.55	$2.63

2017 Compared to 2016
Overview— Net income was $483.4 million for the year ended December 31, 2017 compared to $225.5 million for the year ended December 31, 2016. Net income attributable to PBF Energy stockholders was $415.5 million, or $3.73 per diluted share, for the year ended December 31, 2017 ($3.73 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or net income of $1.14 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $170.8 million, or $1.74 per diluted share, for the year ended December 31, 2016 ($1.74 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or a net loss of $1.41 per share on a fully exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 96.6% and 95.3% for the years ended December 31, 2017 and 2016, respectively.
Our results for the year ended December 31, 2017 were positively impacted by special items including a pre-tax non-cash LCM inventory adjustment of approximately $295.5 million, or $178.5 million net of tax, and a pre-tax benefit of $250.9 million, or $151.5 million net of tax, related to the change in our Tax Receivable Agreement liability. Our results for the year ended December 31, 2016 were positively impacted by special items consisting of a pre-tax LCM inventory adjustment of approximately $521.3 million, or $317.7 million net of tax, and a pre-tax benefit of $12.9 million, or $7.9 million net of tax related to the change in our Tax Receivable Agreement liability. Our results for the year ended December 31, 2017 were also impacted by special items related to pre-tax debt extinguishment costs of $25.5 million, or $15.4 million net of tax related to the redemption of the 2020 Senior Secured Notes and the enactment of the Tax Cuts and Jobs Act (the “TCJA”) resulting in a net tax expense of $193.5 million associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets and a net tax benefit of $173.3 million for the reduction of our deferred tax liabilities.

Excluding the impact of these special items, our results were positively impacted by higher throughput volumes at the majority of our refineries and higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region and tightening product inventories, specifically distillates, in the second half of the year as well as lower costs to comply with the RFS. Notably, we benefited from the improved operating performance of our Chalmette and Torrance refineries.
Revenues— Revenues totaled $21.8 billion for the year ended December 31, 2017 compared to $15.9 billion for the year ended December 31, 2016, an increase of approximately $5.9 billion or 36.8%. Revenues per barrel were $64.90 and $59.77 for the years ended December 31, 2017 and 2016, respectively, an increase of 8.6% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 338,200 bpd, 145,200 bpd, 184,500 bpd and 139,500 bpd, respectively. For the year ended December 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 327,000 bpd, 159,100 bpd and 169,300 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, our West Coast refinery’s throughput averaged 143,900 bpd. The throughput rates at our East Coast and Gulf Coast refineries were higher in 2017 compared to 2016. Our West Coast refinery was not acquired until the beginning of the third quarter of 2016. The decrease in throughput rates at our West Coast refinery in 2017 compared to 2016 is primarily due to planned downtime at our Torrance refinery for its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. However, our West Coast refinery throughput averaged 164,000 bpd for the last six months of the year upon completion of the turnaround. For the year ended December 31, 2017, the total refined product barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 363,800 bpd, 160,400 bpd, 227,200 bpd and 168,300 bpd, respectively. For the year ended December 31, 2016, the total refined product barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 364,100 bpd, 171,800 bpd and 206,400 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, the total refined product barrels sold at our West Coast refinery averaged 179,200 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $1,041.1 million, or $3.53 per barrel of throughput, for the year ended December 31, 2017, compared to $727.5 million, or $2.73 per barrel of throughput, for the year ended December 31, 2016, an increase of $313.6 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $2,676.7 million, or $9.08 per barrel of throughput ($2,381.1 million or $8.08 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2017 compared to $2,143.4 million, or $8.05 per barrel of throughput ($1,622.1 million or $6.09 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2016, an increase of approximately $533.2 million or an increase of $759.0 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads across each of our refineries, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. Costs to comply with our obligation under the RFS totaled $255.2 million for the year ended December 31, 2017 (excluding our West Coast refinery, whose cost to comply with RFS totaled $38.5 million for the year ended December 31, 2017) compared to $325.3 million for the year ended December 31, 2016 (excluding our West Coast refinery, whose costs to comply with RFS totaled $22.2 million for the year ended December 31, 2016). In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $295.5 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2016. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $521.3 million in the year ended December 31, 2016.
Average industry refining margins in the Mid-Continent were stronger during the year ended December 31, 2017, as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $15.88 per barrel, or 28.3% higher, in the year ended December 31, 2017, as compared to $12.38 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.74 per barrel for the year ended December 31, 2017 as compared to a premium of $2.01 per barrel in the same period in 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.74 per barrel, or 9.3% higher, in the year ended December 31, 2017 as compared to $13.49 per barrel in the same period in 2016. The Dated Brent/WTI differential was $2.83 higher in the year ended December 31, 2017, as compared to the same period in 2016, partially offset by year over year decreases in the Dated Brent/Maya differential and WTI/Bakken differential of $0.20 and $1.58, respectively.

Gulf Coast industry refining margins improved during the year ended December 31, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.57 per barrel, or 26.2% higher, in the year ended December 31, 2017 as compared to $10.75 per barrel in the same period in 2016. Crude differentials weakened with the WTI/LLS differential averaging a premium of $3.23 per barrel during the year ended December 31, 2017 as compared to a premium of $1.69 per barrel in the same period of 2016.
Additionally, we benefited from improvements in the West Coast industry refining margins during the year ended December 31, 2017 as compared to the same period in 2016. The ANS (West Coast) 4-3-1 industry crack spread was $17.43 per barrel, or 5.9% higher, in the year ended December 31, 2017 as compared to $16.46 per barrel in the same period in 2016. Partially offsetting the improved crack spreads, crude differentials weakened with the WTI/ANS differential averaging a premium of $3.63 per barrel during the year ended December 31, 2017 as compared to a premium of $0.33 per barrel in the same period of 2016. As the Torrance refinery was not acquired until the beginning of the third quarter of 2016, we did not benefit from the contribution of this refinery for the full twelve months of the prior year.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,685.6 million for the year ended December 31, 2017 compared to $1,423.2 million for the year ended December 31, 2016, an increase of $262.4 million, or 18.4%. Of the total $1,685.6 million of operating expenses, approximately $1,627.6 million, or $5.52 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $58.0 million related to expenses incurred by the Logistics segment ($1,390.6 million or $5.22 per barrel, and $32.6 million of operating expenses for the year ended December 31, 2016 related to the Refining and Logistics segment, respectively). The increase in operating expenses was mainly attributable to the operating expenses associated with our Torrance refinery and related logistics assets, which were included in our results for the full year of 2017 as compared with only six months of 2016. For the year ended December 31, 2017 the Torrance refinery and related logistics assets incurred operating expenses of approximately $475.9 million in comparison to $250.5 million for the period from its acquisition on July 1, 2016 to December 31, 2016. Total operating expenses at our refineries, excluding our Torrance refinery, increased slightly for the year ended December 31, 2017, primarily due to higher energy costs and maintenance costs. The increase in energy costs was mainly due to higher natural gas prices while the increase in maintenance costs was mainly due to timing of repairs. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX’s assets, which were higher primarily as a result of current period expenses related to certain assets including the Toledo Products Terminal and Torrance Valley Pipeline, which were not in service for the full comparable period in 2016, and higher operating expenses associated with the East Coast Terminals.
General and Administrative Expenses— General and administrative expenses totaled $214.8 million for the year ended December 31, 2017, compared to $166.5 million for the year ended December 31, 2016, an increase of $48.3 million or 29.0%. The increase in general and administrative expenses primarily relates to increased employee related expenses of $58.2 million driven by higher incentive compensation costs in the year ended December 31, 2017 as compared to the same period in 2016, attributable to higher average employee headcount and better operating performance. These increases were partially offset by lower costs associated with acquisition and integration related activities which were approximately $8.6 million lower in the year ended December 31, 2017 as compared to the same period in 2016. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Loss (gain) on Sale of Assets— There was a loss of $1.5 million on sale of assets for the year ended December 31, 2017 relating to non-operating refinery assets. There was a loss of $11.4 million for the year ended December 31, 2016 relating to the sale of non-operating refining assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $291.0 million for the year ended December 31, 2017 (including $278.0 million recorded within Cost of sales) compared to $222.2 million for the year ended December 31, 2016 (including $216.3 million recorded within Cost of sales), an increase of $68.8 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed during 2017 and 2016.
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the year ended December 31, 2017 represented a gain of $250.9 million as compared to a gain of $12.9 million for the year ended December 31, 2016. This gain was primarily a result of the TCJA enacted in December 2017 and related remeasurement of the liability based on the decrease in the federal tax rate from 35% to 21%.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.2 million for the year ended December 31, 2017, compared to a gain of $1.4 million for the year ended December 31, 2016. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the year ended December 31, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $154.4 million for the year ended December 31, 2017, compared to $150.0 million for the year ended December 31, 2016, an increase of $4.4 million. This net increase is attributable to higher average borrowings under our Revolving Loan partially offset by lower interest expense on a portion of our senior notes that were refinanced in May 2017 (see “Note 9 - Credit Facility and Debt” of our Notes to the Consolidated Financial Statements, for additional details). Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 96.6% and 95.3%, on a weighted-average basis for the years ended December 31, 2017 and 2016, respectively. PBF Energy’s consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interest, for the years ended December 31, 2017 and 2016 was 39.5% and 37.9%, respectively, reflecting tax adjustments for discrete items and the impact of the TCJA which, among other things, reduced the U.S. federal corporate tax rate from 35% percent to 21% percent.
Noncontrolling Interests— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the years ended December 31, 2017 and 2016 was approximately 3.4% and 4.7%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
2016 Compared to 2015
Overview—Net income for PBF Energy was $225.5 million for the year ended December 31, 2016 compared to $195.5 million for the year ended December 31, 2015. Net income attributable to PBF Energy stockholders was $170.8 million, or $1.74 per diluted share, for the year ended December 31, 2016 ($1.74 per share on a fully-exchanged, fully-

diluted basis based on adjusted fully-converted net income, or a net loss of $1.41 per share on a fully-exchanged, fully- diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $146.4 million, or $1.65 per diluted share, for the year ended December 31, 2015 ($1.65 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $4.27 net income per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 95.3% and 94.0% for the years ended December 31, 2016 and 2015, respectively.
Our results for the year ended December 31, 2016 were positively impacted by a non-cash special item consisting of a pre-tax LCM inventory adjustment of approximately $521.3 million or $317.7 million net of tax, whereas our results for the year ended December 31, 2015 were negatively impacted by a pre-tax LCM inventory adjustment of approximately $427.2 million, or $258.0 million net of tax. These LCM inventory adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM inventory reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, increased costs to comply with the RFS, and increased interest costs partially offset by positive earnings contributions from the Chalmette and Torrance refineries and higher throughput in the Mid-Continent. Throughput volumes for 2015 in the Mid-Continent were impacted by unplanned downtime in the second quarter of 2015.
Revenues— Revenues totaled $15.9 billion for the year ended December 31, 2016 compared to $13.1 billion for the year ended December 31, 2015, an increase of approximately $2.8 billion, or 21.3%. Revenues per barrel were $59.77 and $69.66 for the years ended December 31, 2016 and 2015, respectively, a decrease of 14.2% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 327,000 bpd, 159,100 bpd and 169,300 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, our West Coast refinery’s throughput averaged 143,900 bpd. For the year ended December 31, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 330,700 bpd and 153,800 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, our Gulf Coast refinery’s throughput averaged 190,800 bpd. The slight decrease in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to weather-related unplanned downtime at our Delaware City refinery in the first quarter of 2016, partially offset by downtime at our Delaware City refinery in 2015. The increase in throughout rates at our Mid-Continent refinery in 2016 is due to unplanned downtime in the second quarter of 2015. Our Gulf Coast and West Coast refineries were not acquired until the fourth quarter of 2015 and third quarter of 2016, respectively. For the year ended December 31, 2016, the total refined product barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 364,100 bpd, 171,800 bpd and 206,400 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, refined product barrels sold at our West Coast refinery averaged approximately 179,200 bpd. For the year ended December 31, 2015, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 366,100 bpd and 162,600 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, the total refined product barrels sold at our Gulf Coast refinery averaged 216,100 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $727.5 million, or $2.73 per barrel of throughput, for the year ended December 31, 2016, compared to $571.5 million, or $3.03 per barrel of throughput, for the year ended December 31, 2015, an increase of $156.0 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $2,143.4 million, or $8.05 per barrel of throughput ($1,622.1 million or $6.09 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2016 compared to $1,512.3 million, or $8.02 per barrel of throughput ($1,939.6 million or $10.29 per barrel of throughput excluding the impact of special items), for the year ended December 31, 2015, an increase of approximately $631.1 million or a decrease of approximately $317.5 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials, lower crack spreads as persistent above-average refined product inventory levels weighed on margins, and increased costs to comply with the RFS, partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette and Torrance refineries acquired in the fourth quarter of 2015 and third quarter of 2016, respectively. Costs to comply with our obligation under the RFS totaled $236.2 million for the year ended December 31, 2016 (excluding our Gulf Coast and West Coast refineries, whose costs to comply with RFS totaled $111.3 million for the year ended December 31, 2016) compared to $163.6 million for the year ended December 31, 2015 (excluding our Gulf Coast refinery, whose costs to comply with RFS totaled $8.0 million for the year ended December 31, 2015). In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $521.3 million resulting from the change in crude oil and refined product prices from the year ended 2015 to the year ended 2016 which, while remaining below historical costs, increased since the prior year end. The non-cash LCM inventory adjustment decreased gross margin and gross refining margin by approximately $427.2 million in the year ended December 31, 2015.
Average industry refining margins in the Mid-Continent were weaker during the year ended December 31, 2016, as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was $12.38 per barrel or 30.9% lower, in the year ended December 31, 2016, as compared to $17.91 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and a declining WTI/Syncrude differential, which averaged a premium of $2.01 per barrel for the year ended December 31, 2016 as compared to a premium of $1.45 per barrel in the same period in 2015.
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
Loss (gain) on Sale of Assets— There was a loss of $11.4 million on sale of assets for the year ended December 31, 2016 relating to the sale of non-refining assets as compared to a gain of $1.0 million for the year ended December 31, 2015, which related to the sale of railcars which were subsequently leased back.
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
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax, although certain subsidiaries of PBF Holding that are treated as C-Corporations for income tax purposes may have an income tax expense with respect to their income and gain, if any. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 95.3% and 94.0%, on a weighted-average basis for the years ended December 31, 2016 and 2015, respectively. PBF Energy’s consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interest, for the years ended December 31, 2016 and 2015 was 37.9% and 30.7%, respectively, reflecting tax adjustments for discrete items and the impact of tax return to income tax provision adjustments.
Noncontrolling Interests— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and by the public common unit holders of PBFX and by the third party holder of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of T&M Terminal Company and Collins Pipeline Company. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the years ended December 31, 2016 and 2015 was approximately 4.7% and 6.0%, respectively. The carrying amount of the noncontrolling interest on our consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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

Special Items
The non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment, changes in the Tax Receivable Agreement liability, debt extinguishment costs, a net tax benefit related to the TCJA and a net tax expense associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets (as further explained in “Notes to Non-GAAP Financial Measures” below on page 83). Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Adjusted Fully-Converted Net Income and Adjusted Fully-Converted Net Income (Loss) Excluding Special Items
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflects an assumed exchange of all PBF LLC Series A Units for shares of Class A common stock of PBF Energy. In addition, we present results on an Adjusted Fully-Converted basis excluding special items as described above. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results. Neither Adjusted Fully-Converted Net Income nor Adjusted Fully-Converted Net Income (Loss) excluding special items should be considered an alternative to net income (loss) presented in accordance with GAAP. Adjusted Fully-Converted Net Income and Adjusted Fully-Converted Net Income (Loss) excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The differences between Adjusted Fully-Converted and GAAP results are as follows:

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

The following table reconciles our Adjusted Fully-Converted results with our results presented in accordance with GAAP for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to PBF Energy Inc. stockholders	$415,517	$170,811	$146,401
Less: Income allocated to participating securities	1,043	—	—
Income available to PBF Energy Inc. stockholders - basic	414,474	170,811	146,401
Add: Net income attributable to noncontrolling interest(1)	16,746	14,903	14,257
Less: Income tax expense(2)	(6,633)	(5,821)	(5,646)
Adjusted fully-converted net income	$424,587	$179,893	$155,012
Special Items:
Add: Non-cash LCM inventory adjustment(3)	(295,532)	(521,348)	427,226
Add: Change in Tax Receivable Agreement liability(3)	(250,922)	(12,908)	(18,150)
Add: Debt extinguishment costs(3)	25,451	—	—
Add: Net tax benefit related to the TCJA (4)	(173,346)	—	—
Add: Net tax expense on remeasurement of Tax Receivable Agreement associated deferred tax assets (4)	193,499	—	—
Less: Recomputed income taxes on special items(3)	206,364	208,686	(161,994)
Adjusted fully-converted net income (loss) excluding special items	$130,101	$(145,677)	$402,094

Weighted-average shares outstanding of PBF Energy Inc.	109,779,407	98,334,302	88,106,999
Conversion of PBF LLC Series A Units (5)	3,823,783	4,865,133	5,530,568
Common stock equivalents (6)	295,655	407,274	501,283
Fully-converted shares outstanding—diluted	113,898,845	103,606,709	94,138,850

Diluted net income per share	$3.73	$1.74	$1.65
Adjusted fully-converted net income (per fully exchanged, fully diluted shares outstanding)	$3.73	$1.74	$1.65
Adjusted fully-converted net income (loss) excluding special items (per fully exchanged, fully diluted shares outstanding)	$1.14	$(1.41)	$4.27
——————————
See Notes to Non-GAAP Financial Measures on page 83
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

	Year Ended December 31,
	2017		2016		2015
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$21,786,637	$73.92	$15,920,424	$59.77	$13,123,929	$69.66
Less: Cost of products and other	18,863,621	64.01	13,598,341	51.05	11,481,614	60.95
Less: Refinery operating expense	1,627,616	5.52	1,390,582	5.22	889,368	4.72
Less: Refinery depreciation expense	254,271	0.86	204,005	0.77	181,423	0.96
Gross margin	$1,041,129	$3.53	$727,496	$2.73	$571,524	$3.03
Reconciliation of gross margin to gross refining margin:
Gross margin	$1,041,129	$3.53	$727,496	$2.73	$571,524	$3.03
Less: Revenues of PBFX	(254,813)	(0.86)	(187,335)	(0.70)	(138,719)	(0.74)
Add: Affiliate cost of sales of PBFX	8,448	0.03	8,701	0.03	8,734	0.05
Add: Refinery operating expense	1,627,616	5.52	1,390,582	5.22	889,368	4.72
Add: Refinery depreciation expense	254,271	0.86	204,005	0.77	181,423	0.96
Gross refining margin	$2,676,651	$9.08	$2,143,449	$8.05	$1,512,330	$8.02
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(295,532)	(1.00)	(521,348)	(1.96)	427,226	2.27
Gross refining margin excluding special items	$2,381,119	$8.08	$1,622,101	$6.09	$1,939,556	$10.29
——————————
See Notes to Non-GAAP Financial Measures on page 83
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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$483,431	$225,518	$195,533
Add: Depreciation and amortization expense	290,956	222,176	197,417
Add: Interest expense, net	154,427	150,045	106,187
Add: Income tax expense	315,584	137,650	86,725
EBITDA	$1,244,398	$735,389	$585,862
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(295,532)	(521,348)	427,226
Add: Change in Tax Receivable Agreement liability (3)	(250,922)	(12,908)	(18,150)
Add: Debt extinguishment costs (3)	25,451	—	—
EBITDA excluding special items	$723,395	$201,133	$994,938

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,244,398	$735,389	$585,862
Add: Stock based compensation	26,848	22,656	13,497
Add: Change in Tax Receivable Agreement liability (3)	(250,922)	(12,908)	(18,150)
Add: Net non-cash change in fair value of catalyst leases	2,247	(1,422)	(10,184)
Add: Non-cash LCM inventory adjustment (3)	(295,532)	(521,348)	427,226
Add: Debt extinguishment costs (3)	25,451	—	—
Adjusted EBITDA	$752,490	$222,367	$998,251
——————————
See Notes to Non-GAAP Financial Measures on page 83
Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy, as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock.

(2)
Represents an adjustment to reflect our statutory corporate tax rate of approximately 39.6%, 39.1% and 39.6% for the 2017, 2016 and 2015 periods, respectively, applied to the net income attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above. Our statutory tax rates will be reduced in future periods as a result of the TCJA enactment.

(3)
Special items: The special items for the periods presented relate to an LCM adjustment, changes in the Tax Receivable Agreement liability, debt extinguishment costs, a net tax benefit related to the TCJA and a net tax expense associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets as further described below.

(a) In accordance with GAAP, we are required to state our inventories at the lower of cost or market. Our inventory cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in the Refining segment’s operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2017	2016	2015
January 1,	$595,988	$1,117,336	$690,110
December 31,	300,456	595,988	1,117,336

The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on operating income and net income for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net LCM inventory adjustment benefit (charge) in operating income	$295,532	$521,348	$(427,226)
Net LCM inventory adjustment benefit (charge) in net income	178,475	317,704	(258,045)
(b) Additionally, during the year ended December 31, 2017 we recorded a change in Tax Receivable Agreement liability that increased operating income and net income by $250.9 million and $151.5 million, respectively. During the year ended December 31, 2016 we recorded a change in Tax Receivable Agreement liability that increased operating income and net income by $12.9 million and $7.8 million, respectively. During the year ended December 31, 2015 we recorded a change in Tax Receivable Agreement liability that increased operating income and net income by $18.2 million and $11.0 million, respectively. The changes in Tax Receivable Agreement liabilities reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates.

(c) Furthermore, during the year ended December 31, 2017, we recorded pre-tax debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. These nonrecurring charges decreased net income by $15.4 million for the year ended December 31, 2017. There were no such costs in the years ended December 31, 2016 and December 31, 2015.

(d) In addition to these items, our current year results also include a special item related to the enactment of the TCJA. Under GAAP, we are required to recognize the effect of the TCJA in the period of enactment. As described further in (4) below, these effects resulted in a net tax expense associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets and a net tax benefit for the reduction of our deferred tax liabilities as a result of the TCJA.

The income tax impact of these special items, other than TCJA related items discussed in (4) below, were calculated using the tax rates shown in (2) above.

(4)
As noted in “Note 19 - Income Taxes” of our Notes to the Consolidated Financial Statements, the Company made a one-time adjustment to deferred tax assets and liabilities in relation to the TCJA. The net income tax expense impact of $20.2 million consists of a net tax expense of $193.5 million associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets and a net tax benefit of $173.3 million for the reduction of our deferred tax liabilities as a result of the TCJA.

(5)	Represents an adjustment to weighted-average diluted shares to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(6)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the years ended December 31, 2017, 2016 and 2015. Common stock equivalents exclude the effects of options and warrants to purchase 6,820,275, 5,701,750 and 2,943,750 shares of PBF Energy’s Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the years ended December 31, 2017, 2016 and 2015, respectively.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of December 31, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $685.9 million for the year ended December 31, 2017 compared to net cash provided by operating activities of $651.9 million for the year ended December 31, 2016. Our operating cash flows for the year ended December 31, 2017 included our net income of $483.4 million, deferred income tax expense of $313.8 million, depreciation and amortization of $299.9 million, pension and other post-retirement benefits costs of $42.2 million, equity-based compensation of $26.8 million, debt extinguishment costs related to the refinancing of our 2020 Senior Secured Notes of $25.5 million, the change in the fair value of our inventory repurchase obligations of $13.8 million, changes in the fair value of our catalyst leases of $2.2 million and a loss on the sale of assets of $1.5 million, partially offset by change in the Tax Receivable Agreement liability of $250.9 million and net non-cash benefits relating to an LCM inventory adjustment of $295.5 million. In addition, net changes in operating assets and liabilities reflected sources of cash of approximately $23.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the year ended December 31, 2016 included our net income of $225.5 million, depreciation and amortization of $232.9 million, deferred income taxes of $244.8 million, the change in the fair value of our inventory repurchase obligations of $29.5 million, pension and other post-retirement benefits costs of $38.0 million, equity-based compensation of $22.7 million and a loss on the sale of assets of $11.4 million, partially offset by net non-cash benefits relating to an LCM inventory adjustment of $521.3 million, change in the Tax Receivable Agreement liability of $12.9 million and changes in the fair value of our catalyst leases of $1.4 million. In addition, net changes in operating assets and liabilities reflected sources of cash of approximately $382.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Net cash provided by operating activities was $651.9 million for the year ended December 31, 2016 compared to net cash provided by operating activities of $560.4 million for the year ended December 31, 2015. Our operating cash flows for the year ended December 31, 2015 included our net income of $195.5 million, plus net non-cash charges relating to an LCM inventory adjustment of $427.2 million, depreciation and amortization of $207.0 million, the changes in the fair value of our inventory repurchase obligations of $63.4 million, pension and other post-retirement benefits of $27.0 million, and equity-based compensation of $13.5 million, partially offset by change in deferred income taxes of $5.6 million, changes in the fair value of our catalyst leases of $10.2 million, change in the Tax Receivable Agreement liability of $18.2 million, and a gain on sale of assets of $1.0 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $338.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $687.0 million for the year ended December 31, 2017 compared to $1,393.9 million for the year ended December 31, 2016. The net cash flows used in investing activities for the year ended December 31, 2017 was comprised of cash outflows of $306.7 million for capital expenditures, expenditures for refinery turnarounds of $379.1 million, expenditures for other assets of $31.1 million and expenditures for the acquisition of Toledo Products Terminal by PBFX of $10.1 million, partially offset by $40.0 million of net maturities of marketable securities. Net cash used in investing activities for the year ended December 31, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $298.7 million, expenditures for turnarounds of $198.7 million, expenditures for other assets of $42.5 million, cash consideration of $98.4 million used to fund the PBFX Plains Asset Purchase, and final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $194.2 million of net maturities of marketable securities and $24.7 million in proceeds from the sale of assets.
Net cash used in investing activities was $1,393.9 million for the year ended December 31, 2016 compared to $812.1 million for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2015 was comprised of $565.3 million used in the acquisition of the Chalmette refinery, capital expenditures totaling $354.0 million, expenditures for refinery turnarounds of $53.6 million, and expenditures for other assets of $8.2 million, partially offset by $168.3 million in proceeds from the sale of assets and net proceeds from the sale of marketable securities of $0.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $172.1 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $544.0 million for the year ended December 31, 2016. For the year ended December 31, 2017, net cash used in financing activities consisted of distributions and dividends of $181.6 million, full repayment of the PBFX Term Loan of $39.7 million, net repayments of the PBFX Revolver of $159.5 million, payments of principal under the PBF Rail Term Loan of $6.6 million, deferred financing costs related to the PBFX Senior Notes of $3.7 million, repayment of the note payable of $1.2 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million, partially offset by the proceeds from the issuance of the new PBFX 2023 Senior Notes of $178.5 million, cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs, proceeds from precious metals catalyst leases of $10.8 million and proceeds from stock options exercised of $10.5 million. Additionally, during the year ended December 31, 2017, we borrowed and repaid $490.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the year ended December 31, 2017. For the year ended December 31, 2016, net cash provided by financing activities consisted primarily of $138.4 million in proceeds from the issuance of PBFX common units, net proceeds from the Revolving Loan of $350.0 million, $275.3 million in proceeds from the December 2016 Equity Offering, net proceeds from the PBFX Revolving Credit Facility of $164.7 million, proceeds from the PBF Rail Term Loan of $35.0 million and proceeds from precious metals catalyst leases of $15.6 million, partially offset by distributions and dividends of $172.2 million, repayments on the PBFX Term Loan of $194.5 million, repayments on the Rail Facility of $67.5 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards totaling $0.7 million.
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

Capitalization
Our capital structure was comprised of the following as of December 31, 2017 (in millions):

December 31, 2017
Debt, including current maturities:
PBF Holding debt (1)
7.25% Senior Notes due 2025	$725.0
7.00% Senior Notes due 2023 (2)	500.0
Revolving Loan	350.0
PBF Rail Term Loan	28.4
Note payable	5.6
Catalyst leases	59.0
PBF Holding debt	1,668.0
PBFX debt
PBFX Revolving Credit Facility (3)	29.7
6.875% PBFX Senior Notes due 2023 (3)	525.0
PBFX debt	554.7
Unamortized deferred financing costs	(34.5)
Unamortized premium on new PBFX 2023 Senior Notes	3.4
Total debt, net of unamortized deferred financing costs and premium	2,191.6
Total Equity	2,902.9
Total Capitalization	$5,094.5
Total Debt to Capitalization Ratio	43%
_______________________________________________
(1) Excludes intercompany debt that is eliminated at the PBF Energy level.
(2) These notes became unsecured following the occurrence of the “Collateral Fall-Away Event” as defined under the indenture governing the 2025 Senior Notes, which occurred on May 30, 2017.
(3) On October 6, 2017, PBFX issued $175.0 million in aggregate principal amount of the new PBFX 2023 Senior Notes. The new PBFX 2023 Senior Notes were issued under the indenture governing the initial PBFX 2023 Senior Notes issued on May 12, 2015. PBFX used the net proceeds from the offering of the new PBFX 2023 Senior Notes to repay a portion of the PBFX Revolving Credit Facility and for general capital purposes.
______
Our total debt, net of unamortized deferred financing costs to capitalization ratio was 43% and 46% at December 31, 2017 and 2016, respectively.
2017 Debt Transactions
On October 6, 2017, PBFX issued the new PBFX 2023 Senior Notes. The new PBFX 2023 Senior Notes were issued under the indenture governing the initial PBFX 2023 Senior Notes issued on May 12, 2015. The new PBFX 2023 Senior Notes are treated as a single series with the initial PBFX 2023 Senior Notes and have the same terms as those initial notes except that (i) the new PBFX 2023 Senior Notes are subject to a separate registration rights agreement and (ii) the new PBFX 2023 Senior Notes were issued initially under CUSIP numbers different from the initial PBFX 2023 Senior Notes. PBFX used the net proceeds from the new PBFX 2023 Senior Notes to repay a portion of the PBFX Revolving Credit Facility and for general capital purposes.
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725.0 million in aggregate principal amount of the 2025 Senior Notes. The Issuers received net proceeds of approximately $711.6 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses. PBF Holding used the net proceeds to fund the Tender Offer for any and all of its outstanding 2020 Senior Secured Notes, to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the consolidated statements of operations.
As noted in “Note 9 - Credit Facility and Long-term Debt” of our Notes to the Consolidated Financial Statements, during 2017 PBFX used borrowings under the PBFX Revolving Credit Facility to repay the amount outstanding under the PBFX Term Loan. The PBFX Term Loan was fully repaid as of December 31, 2017.
Revolving Credit Facilities Overview
Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. As of December 31, 2017, we had $573.0 million of cash and cash equivalents, $350.0 million outstanding under the PBF Holding Revolving Loan and $29.7 million outstanding under the PBFX Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under revolving credit facilities as follows at December 31, 2017 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2017	Outstanding Letters of Credit	Available Capacity	Expiration date
PBF Holding Revolving Loan (a)	$2,635.0	$350.0	$586.3	$869.0	August 2019
PBFX Revolving Credit Facility	360.0	29.7	3.6	$326.7	May 2019
Total Credit Facilities	$2,995.0	$379.7	$589.9	$1,195.7
___________________________________

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

Additional Information on Indebtedness
Our debt, including our revolving credit facilities, term loans and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. For further discussion of our indebtedness and these covenants and restrictions, see “Note 9 - Credit Facilities and Debt” of our Notes to the Consolidated Financial Statements.
PBF Holding and PBFX were in compliance with their respective covenants as of December 31, 2017.
Cash Balances
As of December 31, 2017, our cash and cash equivalents totaled $573.0 million.
Liquidity
As of December 31, 2017, our total liquidity was approximately $1,442.0 million, compared to total liquidity of approximately $1,280.9 million as of December 31, 2016. Our total liquidity is equal to the amount of excess availability under the Revolving Loan, which includes our cash balance at December 31, 2017. Separately, as of December 31, 2017 PBFX had approximately $326.7 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions, capital expenditures, and other general corporate purposes.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $300.0 million of our Class A common stock, which expires on September 30, 2018. As of December 31, 2017 we have purchased approximately 6.05 million shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the year ended December 31, 2017. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchased Program.

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
Working Capital
Working capital for PBF Energy at December 31, 2017 was approximately $1,384.0 million, consisting of $3,803.0 million in total current assets and $2,418.9 million in total current liabilities. Working capital at December 31, 2016 was $1,350.7 million, consisting of $3,407.3 million in total current assets and $2,056.5 million in total current liabilities. Working capital has slightly increased primarily as a result of positive earnings offset by capital expenditures, including turnaround costs, and dividend and distributions during the year ended December 31, 2017.
Crude and Feedstock Supply Agreements
Additionally, certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 bpd to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries. We have not sourced crude oil under this arrangement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms.
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
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the products back to the refineries as the products are discharged out of the refineries’ tanks. J. Aron has the right to store the products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At December 31, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $311.5 million. We accrue a corresponding liability for such intermediates and finished products.
Capital Spending
Net capital spending was $727.0 million for the year ended December 31, 2017, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries, and the acquisition of the Toledo Products Terminal by PBFX. We currently expect to spend an aggregate of $525.0 million to $550.0 million in net capital expenditures during 2018, excluding PBFX, for facility improvements and refinery maintenance and turnarounds. Significant capital spending plans for 2018 include turnarounds for the FCC at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Torrance and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements. In addition, PBFX expects to spend an aggregate of $20.0 to $25.0 million in net capital expenditures during 2018.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2017 (in thousands). The table below does not include any contractual obligations with PBFX as these related party transactions are eliminated upon consolidation of our financial statements.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$2,217,114	$16,065	$422,683	$28,366	$1,750,000
Interest payments on debt facilities (a)	820,542	133,322	254,674	248,093	184,453
Operating Leases (b)	407,463	107,042	172,176	92,015	36,230
Purchase obligations (c):
Crude and Feedstock Supply and Inventory Intermediation Agreements	10,201,901	2,816,889	4,478,361	2,906,651	—
Other Supply and Capacity Agreements	1,078,328	192,078	229,368	165,871	491,011
Construction obligations	26,808	26,808	—	—	—
Environmental obligations (d)	154,380	8,128	16,360	15,269	114,623
Pension and post-retirement obligations (e)	336,076	10,303	21,818	24,939	279,016
Tax Receivable Agreement obligations (f)	362,142	—	118,479	61,939	181,724
Total contractual cash obligations	$15,604,754	$3,310,635	$5,713,919	$3,543,143	$3,037,057
(a)    Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Loan; (ii) the repayment of indebtedness incurred in connection with the Senior Notes; (iii) the repayment of our catalyst lease obligations on their maturity dates; (iv) the repayment of outstanding amounts under the PBFX Revolving Credit Facility, and the PBFX Senior Notes; and (v) the repayment of outstanding amounts under the PBF Rail Term Loan.
Interest payments on debt facilities include cash interest payments on the Senior Notes, PBFX Revolving Credit Facility, PBFX Senior Notes, catalyst lease obligations, PBF Rail Term Loan, plus cash payments for the commitment fees on the unused portion on our revolving credit facilities and letter of credit fees on the letters of credit outstanding at December 31, 2017. With the exception of our catalyst leases and note payable, we have no long-term debt maturing before 2019 as of December 31, 2017.
On May 30, 2017, we consummated the offering of the 2025 Senior Notes and used the funds for the redemption of the 2020 Senior Secured Notes and general corporate purposes.
On October 6, 2017, PBFX issued $175.0 million in aggregate principal amount of the new PBFX 2023 Senior Notes. The new PBFX 2023 Senior Notes were issued under the indenture governing the PBFX Senior Notes due 2023 issued on May 12, 2015. PBFX used the net proceeds from the new PBFX 2023 Senior Notes offering to pay down a portion of the PBFX Revolving Credit Facility and for general capital purposes.
(b)    Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in “Note 13 - Commitments and Contingencies” of our notes to the Consolidated Financial Statements. In support of our rail strategy, we have at times entered into agreements to lease or purchase crude railcars. A portion of these railcars were purchased via the Rail Facility entered into during 2014, which was repaid in full and terminated in connection with the execution of the PBF Rail Term Loan in 2016. Certain of these railcars were subsequently sold to third parties, which have leased the railcars back to us for periods of between four and seven years.
(c)    Purchase Obligations
We have obligations to repurchase certain intermediates and refined products under separate inventory intermediation agreements with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”,

“Note 5 - Inventories” and Note 8 - Accrued Expenses” of our notes to the Consolidated Financial Statements. Additionally, purchase obligations under “Crude and Feedstock Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2017 year end market prices.
Payments under “Other Supply and Capacity Agreements” include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2017.
(d)    Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded a liability in the amount of $10.3 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $15.8 million as of December 31, 2017.
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
In connection with the Torrance Acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded a liability of $136.5 million as of December 31, 2017, which reflects the current estimated cost of the remediation obligations, expected to be paid out over an average period of approximately 20 years. Additionally, we purchased a ten year $100.0 million environmental insurance policy to insure against unknown environmental liabilities.
In connection with the acquisition of all of our refineries, we assumed certain environmental obligations under regulatory orders unique to each site, including orders regulating air emissions from each facility.

(e)	Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 17 - Employee Benefit Plans” of our notes to the Consolidated Financial Statements.

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
PBF Energy expects to obtain funding for these payments by causing its subsidiaries to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2017 include the members of PBF LLC other than PBF Energy holding a 3.3% interest and PBF Energy holding a 96.7% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the Tax Receivable Agreement. Required payments under the Tax Receivable Agreement also may increase or become accelerated in certain circumstances, including certain changes of control. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure and Our Class A Common Stock—In certain cases, payments by us under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. These provisions may deter a change in control of our company.”
The table above reflects our estimated timing of payments under the Tax Receivable Agreement, including the impact of the TCJA, assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement as of December 31, 2017.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2017, other than outstanding letters of credit of approximately $589.9 million and operating leases.
During 2015, in aggregate we sold 1,122 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements have varying terms from five to seven years. We received an aggregate cash payment for the railcars of approximately $168.3 million and expect to make payments totaling $99.4 million over the term of the lease for these railcars. In 2016, we sold approximately 120 of these railcars to optimize our railcar portfolio and entered into additional railcar leases outstanding with terms of up to 10 years. As of December 31, 2017, we expect to make lease payments of $46.6 million over the remaining term of these additional agreements.
Critical Accounting Policies
The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with “Note 2 - Summary of Significant Accounting Policies” of our Notes to the Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data.” The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2017 and 2016, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $300.5 million and $596.0 million, respectively. The $300.5 million lower of cost or market inventory valuation reserve as of December 31, 2017, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.
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
Income Taxes and Tax Receivable Agreement
As a result of the our acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, we expect to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to us and will be taken into account in reporting our taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of our acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units we acquired, has been adjusted based upon the amount that we paid for that portion of our PBF LLC Series A Units. We entered into the Tax Receivable Agreement (as defined in “Note 13 - Commitments and Contingencies” of the notes to our Consolidated Financial Statements) which provides for the payment by us equal to 85% of the amount of the benefits, if any, that we are deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, our tax basis in our share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $325.4 million as of December 31, 2017, of which the majority is expected to be realized over 10 years as the tax basis of these assets is amortized.
Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As a result of the reduction of the corporate federal tax rate to 21% as part of the Tax Cut and Jobs Act (the “TCJA”), the liability associated with the Tax Receivable Agreement was reduced. Accordingly, the deferred tax assets associated with the payments made or expected to be made related to the Tax Receivable Agreement liability were also reduced.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This new guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. We have adopted this new standard effective January 1, 2018, using the modified retrospective application, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively.
We have completed our evaluation of the provisions of this standard and concluded that our adoption will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. The majority of our revenues are generated from the sale of refined petroleum products and ethanol. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and we recognize those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when our control of the products is transferred to our customers and when our performance obligation to our customers is fulfilled. Under the modified retrospective method of adoption, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. We do not, however, expect to make such an adjustment to retained earnings as we have determined any such adjustment to not be material. We are currently developing our revenue disclosures and enhancing our accounting systems to enable the preparation of such disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, we refer to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”) The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, we will not early adopt this Updated Lease Guidance. We have established a working group to study and lead implementation of the Updated Lease Guidance. This working group has been meeting on a regular basis and has instituted a preliminary task plan designed to meet the implementation deadline for ASU 2016-02. We have also evaluated and purchased a lease software system and have begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on our consolidated financial statements and related disclosures. At this time, we have identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on our balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, we have not fully determined the impacts on our business processes, controls or financial statement disclosures at this time.
Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to the Consolidated Financial Statements, for additional Recently Issued Accounting Pronouncements.

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
At December 31, 2017 and 2016, we had gross open commodity derivative contracts representing 24.3 million barrels and 8.8 million barrels, respectively, with an unrealized net loss of $74.3 million and $3.5 million, respectively. The open commodity derivative contracts as of December 31, 2017 expire at various times during 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.1 million barrels and 29.4 million barrels at December 31, 2017 and December 31, 2016, respectively. The average cost of our hydrocarbon inventories was approximately $80.21 and $80.50 per barrel on a LIFO basis at December 31, 2017 and December 31, 2016, respectively, excluding the net impact of LCM inventory adjustments of approximately $300.5 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, in particular, the price of utilities, natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of December 31, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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

The PBFX Revolving Credit Facility, with a current maximum availability of $360.0 million, bears interest at a variable rate and exposes us to interest rate risk. If this facility was fully drawn, a 1.0% change in the interest rate would result in a $2.3 million change in our interest expense annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $28.4 million at December 31, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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
Concentration Risk
For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for 10% or more of our total sales.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2017 and 2016, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, we conclude that as of December 31, 2017, the Company’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2018 Proxy Statement, incorporated herein by reference.
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
See also Executive Officers of the Registrant under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2018 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchasers of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans.”
Additional information required by this Item will be contained in our 2018 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2018 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item will be contained in our 2018 Proxy Statement, incorporated herein by reference.

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

2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company
LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.’s
Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

2.2
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764) )

2.3
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 22, 2017 (File No. 001-35764) )

2.4
Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference to Exhibit 2.1 filed with PBF Logistics LP’s Current Report on Form 8-K dated February 4, 2016 (File No. 001-36446))

2.5
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

2.6
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

3.1
Amended and Restated Certificate of Incorporation of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

3.2	Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764))

4.1
Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and Form of 7.25% Senior Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2
First Supplemental Indenture, dated as of July 29, 2016, among PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

4.3
Indenture dated as of November 24, 2015, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and Form of 7.00% Senior Secured Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.4
Registration Rights Agreement dated November 24, 2015, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and UBS Securities LLC, as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.5
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee and Form of Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

4.6
Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 filed with PBF Logistics LP’s Registration Statement on Form S-4 (Registration No. 333-206728))

4.7
Second Supplemental Indenture dated June 28, 2016, among PBF Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446))

4.8
Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 6, 2017).

4.9
Joinder Agreement dated May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446))

4.10
Indenture, dated as of February 9, 2012, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

4.11
First Supplemental Indenture, dated as of November 13, 2015, among Chalmette Refining, L.L.C., Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764))

4.12
Second Supplemental Indenture, dated as of November 16, 2015, by and among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature page thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.8 filed with PBF Energy Inc.’s December 31, 2015 Form 10-K (File No. 001-35764))

4.13
Third Supplemental Indenture, dated as of July 29, 2016, by and among PBF Holding Company LLC, the Guarantors named on the signature page thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

4.14
Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.1 (1)
PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Registration Statement on Form S-8 (Registration No, 333-218075) filed on May 18, 2017).

10.2 (1)
Form of Restricted Stock Agreement for Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.3 (1)*/**	Amended and Restated Restricted Stock Agreement for Directors under the PBF Energy Inc. 2017 Equity Incentive Plan.

10.4
Form of 2017 Equity Incentive Plan Non-Qualified Stock Agreement (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.5*/**	Form of Amended and Restated Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2017 Equity Incentive Plan.

10.6
Form of 2017 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.7*/**	Form of Amended and Restated Restricted Stock Agreement, under PBF Energy Inc. 2017 Equity Incentive Plan

10.8†
Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.9†
Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.10
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

10.11
Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.12
Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.13
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

12.14
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.15
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.16
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.17
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.18
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.19
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.20
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.21
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.22
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.13 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.23
Second Increase Agreement between PBF Logistics LP and Wells Fargo Bank, National Association dated as of May 19, 2016 (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446))

10.24 **
Form of Restricted Stock Award Agreement for Directors under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 5, 2016 (File No. 001-35764))

10.25
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.26
Second Amendment to Loan Agreement dated as of July 15, 2016, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.27
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.28
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.29
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.30
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.31
Guaranty of Collection, dated as of May 12, 2015, by PBF Energy Company LLC with respect to the 6.875% Senior Notes due 2023 issued by PBF Logistics LP (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.32
Amended and Restated Guaranty of Collection, dated as of October 6, 2017 (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 6, 2017).

10.33
Reaffirmation Agreement, dated as of December 5, 2014, by PBF Energy Company LLC with respect to the Amended and Restated Guaranty of Collection (incorporated by reference to Exhibit 10.8.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.34
Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection (incorporated by reference to Exhibit 10.8.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.35†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.36†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.37
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.38†
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.39
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 7, 2014 (File No. 001-35764))

10.40
Revolving Credit Agreement, dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.41	Increase Agreement, dated as of December 5, 2014 (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Annual Report on Form 10-K dated February 26, 2015 (File No. 001-36446)).

10.42
Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference to Exhibit 3.1 filed with PBF Logistics LP’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-36446))

10.43
Contribution, Conveyance and Assumption Agreement dated as of May 8, 2014 by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.44
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.45
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764))

10.45.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446))

10.46
Contribution Agreement, dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.47
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.48
Contribution Agreement, dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 5, 2014 (File No. 001-35764))

10.49
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.50
Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.51	Exchange Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.52	Tax Receivable Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.53	Stockholders’ Agreement of PBF Energy Inc. (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.54
Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.55 **
Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764))

10.56**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764))

10.57**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.58**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.59**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764))

10.60
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.61 **
Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2016 (File No. 001-35764))

10.62 **
Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.63**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764))

10.64**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 7, 2014 (File No. 001-35764))

10.65**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.66**
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446))

10.67**
Form of Phantom Unit Agreement for Employees, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024))

10.68**
Form of Phantom Unit Agreement for Non-Employee Directors, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended originally filed on April 22, 2014 (File No. 333-195024))

10.69
Form of Indemnification Agreement between PBF Logistics LP, PBF Logistics GP LLC and each of the executive officers and directors of PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 10.11 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024))

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 22, 2018

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 22, 2018

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $19,664 and $64,221, respectively)	$573,021	$746,274
Accounts receivable	952,552	620,175
Inventories	2,213,797	1,863,560
Marketable securities - current (PBFX: $0 and $40,024, respectively)	—	40,024
Prepaid and other current assets	63,589	137,222
Total current assets	3,802,959	3,407,255

Property, plant and equipment, net (PBFX: $673,823 and $608,802, respectively)	3,479,213	3,328,770
Deferred tax assets	53,638	379,306
Deferred charges and other assets, net	782,183	506,596
Total assets	$8,117,993	$7,621,927

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$578,551	$535,907
Accrued expenses	1,814,854	1,467,684
Deferred revenue	8,933	13,292
Note payable	5,621	—
Current debt (PBFX: $0 and $39,664, respectively)	10,987	39,664
Total current liabilities	2,418,946	2,056,547

Long-term debt (PBFX: $548,793 and $532,011, respectively)	2,175,042	2,108,570
Deferred tax liabilities	33,155	45,699
Payable to related parties pursuant to Tax Receivable Agreement	362,142	611,392
Other long-term liabilities	225,759	229,035
Total liabilities	5,215,044	5,051,243

Commitments and contingencies (Note 13)

Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 110,565,531 shares outstanding at December 31, 2017, 109,204,047 shares outstanding at December 31, 2016	95	94
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 25 shares outstanding at December 31, 2017, 28 shares outstanding at December 31, 2016	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2017 and 2016	—	—
Treasury stock, at cost, 6,132,884 shares outstanding at December 31, 2017 and 6,087,963 shares outstanding at December 31, 2016	(152,585)	(151,547)
Additional paid in capital	2,277,739	2,245,788
Retained earnings / (Accumulated deficit)	236,786	(44,852)
Accumulated other comprehensive loss	(25,381)	(24,439)
Total PBF Energy Inc. equity	2,336,654	2,025,044
Noncontrolling interest	566,295	545,640
Total equity	2,902,949	2,570,684
Total liabilities and equity	$8,117,993	$7,621,927

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$21,786,637	$15,920,424	$13,123,929

Cost and expenses:
Cost of products and other	18,863,621	13,598,341	11,481,614
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,685,611	1,423,198	904,525
Depreciation and amortization expense	277,992	216,341	187,729
Cost of sales	20,827,224	15,237,880	12,573,868
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	214,773	166,452	181,266
Depreciation and amortization expense	12,964	5,835	9,688
Loss (gain) on sale of assets	1,458	11,374	(1,004)
Total cost and expenses	21,056,419	15,421,541	12,763,818

Income from operations	730,218	498,883	360,111

Other income (expense):
Change in Tax Receivable Agreement liability	250,922	12,908	18,150
Change in fair value of catalyst leases	(2,247)	1,422	10,184
Debt extinguishment costs	(25,451)	—	—
Interest expense, net	(154,427)	(150,045)	(106,187)
Income before income taxes	799,015	363,168	282,258
Income tax expense	315,584	137,650	86,725
Net income	483,431	225,518	195,533
Less: net income attributable to noncontrolling interests	67,914	54,707	49,132
Net income attributable to PBF Energy Inc. stockholders	$415,517	$170,811	$146,401

Weighted-average shares of Class A common stock outstanding
Basic	109,779,407	98,334,302	88,106,999
Diluted	113,898,845	103,606,709	94,138,850
Net income available to Class A common stock per share:
Basic	$3.78	$1.74	$1.66
Diluted	$3.73	$1.74	$1.65

Dividends per common share	$1.20	$1.20	$1.20

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$483,431	$225,518	$195,533
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	(24)	(42)	124
Net (loss) gain on pension and other post-retirement benefits	(950)	(2,550)	1,982
Total other comprehensive (loss) income	(974)	(2,592)	2,106
Comprehensive income	482,457	222,926	197,639
Less: comprehensive income attributable to noncontrolling interests	67,882	54,618	49,233
Comprehensive income attributable to PBF Energy Inc. stockholders	$414,575	$168,308	$148,406

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2015	81,981,119	$88	39	$—	$1,508,425	$(123,271)	$(24,298)	5,765,946	$(142,731)	$475,103	$1,693,316
Comprehensive income	—	—	—	—	—	146,401	2,005	—	—	49,233	197,639
Exercise of warrants and options	12,766	—	—	—	2,797	—	—	—	—	(2,707)	90
Distributions to PBF Energy Company LLC members										(19,386)	(19,386)
Distributions to PBF Logistics LP public unit holders	—	—	—	—	—	—	—	—	—	(23,458)	(23,458)
Stock based compensation	238,988	—	—	—	9,218	—	—	6,002	—	4,279	13,497
Dividends	—	—	—	—	—	(106,584)	—	—	—	—	(106,584)
Effects of secondary offering	3,804,653	4	(11)	—	40,968	—	(996)	—	—	(39,976)	—
Record effect of Secondary Offering on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(12,046)	—	—	—	—	—	(12,046)
Issuance of additional PBFX common units	—	—	—	—	11,390	—	—	—	—	(11,390)	—
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	529,178	—	—	—	—	—	—	—	—	—	—
October equity offering	11,500,000	1	—	—	343,999	—	—	—	—	—	344,000
Treasury stock purchases	(284,771)	—	—	—	—	—	—	284,771	(8,073)	—	(8,073)
Noncontrolling Interest acquired in Chalmette Acquisition	—	—	—	—	—	—	—	—	—	16,951	16,951
Other	—	—	—	—	—	—	—	—	—	(89)	(89)
Balance, December 31, 2015	97,781,933	$93	28	$—	$1,904,751	$(83,454)	$(23,289)	6,056,719	$(150,804)	$448,560	$2,095,857
Comprehensive Income	—	—	—	—	—	170,811	(2,503)	—	—	54,618	222,926
Exercise of warrants and options	11,650	—	—	—	1,058	—	—	—	—	(172)	886
Distributions to PBF Energy Company LLC members	—	—	—	—	—	(15,219)	—	—	—	(6,728)	(21,947)
Distributions to PBF Logistics LP public unit holders	—	—	—	—	—	—	—	—	—	(33,714)	(33,714)
Stock based compensation	320,458	—	—	—	18,296	—	—	—	—	4,360	22,656
Dividends	—	—	—	—	—	(117,486)	—	—	—	—	(117,486)
Issuance of additional PBFX common units	—	—	—	—	54,944	—	—	—	—	83,434	138,378
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(2,613)	—	—	—	—	—	(2,613)
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	1,090,006	—	—	—	—	—	—	—	—	—	—
December equity offering	10,000,000	1	—	—	275,299	—	—	—	—	—	275,300
Treasury stock purchases	—	—	—	—	—	—	—	31,244	(743)	—	(743)
Other	—	—	—	—	(5,947)	496	1,353	—	—	(4,718)	(8,816)
Balance, December 31, 2016	109,204,047	$94	28	$—	$2,245,788	$(44,852)	$(24,439)	6,087,963	$(151,547)	$545,640	$2,570,684

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2016	109,204,047	$94	28	$—	$2,245,788	$(44,852)	$(24,439)	6,087,963	$(151,547)	$545,640	$2,570,684
Comprehensive Income	—	—	—	—	—	415,517	(942)	—	—	67,882	482,457
Exercise of warrants and options	462,500	1	—	—	10,532	—	—	—	—	(598)	9,935
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(4,584)	(4,584)
Distributions to PBF Logistics LP public unit holders	—	—	—	—	—	—	—	—	—	(44,636)	(44,636)
Stock based compensation	702,404	—	—	—	21,503	—	—	—	—	5,345	26,848
Dividends	—	—	—	—	—	(131,783)	—	—	—	—	(131,783)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(1,139)	—	—	—	—	—	(1,139)
Exchange of PBF Energy Company LLC Series A Units for Class A common stock	196,580	—	(3)	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	—	44,921	(1,038)	—	(1,038)
Other	—	—	—	—	1,055	(2,096)	—	—	—	(2,754)	(3,795)
Balance, December 31, 2017	110,565,531	$95	25	$—	$2,277,739	$236,786	$(25,381)	6,132,884	$(152,585)	$566,295	$2,902,949

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$483,431	$225,518	$195,533
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	299,860	232,948	207,004
Stock-based compensation	26,848	22,656	13,497
Change in fair value of catalyst leases	2,247	(1,422)	(10,184)
Deferred income taxes	313,833	244,758	(5,607)
Change in Tax Receivable Agreement liability	(250,922)	(12,908)	(18,150)
Non-cash change in inventory repurchase obligations	13,779	29,453	63,389
Non-cash lower of cost or market inventory adjustment	(295,532)	(521,348)	427,226
Debt extinguishment costs	25,451	—	—
Pension and other post-retirement benefit costs	42,242	37,986	26,982
Loss (gain) on sale of assets	1,458	11,374	(1,004)

Changes in operating assets and liabilities:
Accounts receivable	(332,377)	(165,416)	97,636
Inventories	(54,705)	236,602	(271,892)
Prepaid and other current assets	73,526	(54,341)	(3,661)
Accounts payable	34,604	217,566	(24,291)
Accrued expenses	359,549	217,820	(36,805)
Deferred revenue	(4,359)	9,249	2,816
Payable to related parties pursuant to Tax Receivable Agreement	—	(50,771)	(67,643)
Other assets and liabilities	(53,072)	(27,790)	(34,422)
Net cash provided by operations	$685,861	$651,934	$560,424

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	—	(971,932)	—
Acquisition of Chalmette Refining, net of cash acquired	—	(2,659)	(565,304)
Expenditures for property, plant and equipment	(306,681)	(298,737)	(353,964)
Expenditures for deferred turnaround costs	(379,114)	(198,664)	(53,576)
Expenditures for other assets	(31,143)	(42,506)	(8,236)
Acquisition of Toledo Products Terminal by PBFX	(10,097)	—	—
PBFX Plains Asset Purchase	—	(98,373)	—
Proceeds from sale of assets	—	24,692	168,270
Purchase of marketable securities	(75,036)	(1,909,965)	(2,067,286)
Maturities of marketable securities	115,060	2,104,209	2,067,983
Net cash used in investing activities	$(687,011)	$(1,393,935)	$(812,113)

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
Cash flows from financing activities:	2017	2016	2015
Proceeds from sale of Class A common stock, net of underwriters’ discount	$—	$275,300	$344,000
Proceeds from issuance of PBFX common units, net of underwriters’ discount and commissions	—	138,378	—
Proceeds from stock options exercised	10,532	—	—
Distribution to T&M and Collins shareholders	(1,800)	—	—
Distributions to PBF Energy Company LLC members other than PBF Energy	(4,584)	(21,947)	(19,386)
Distributions to PBFX public unit holders	(43,510)	(32,806)	(22,830)
Dividend payments	(131,686)	(117,486)	(106,584)
Proceeds from 2025 7.25% Senior Notes	725,000	—	—
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—	—
Proceeds from revolver borrowings	490,000	550,000	170,000
Repayments of revolver borrowings	(490,000)	(200,000)	(170,000)
Proceeds from Rail Facility revolver borrowings	—	—	102,075
Repayments of Rail Facility revolver borrowings	—	(67,491)	(71,938)
Proceeds from PBF Rail Term Loan	—	35,000	—
Repayments of PBF Rail Term Loan	(6,633)	—	—
Proceeds from 2023 Senior Secured Notes	—	—	500,000
Proceeds from PBFX revolver borrowings	20,000	194,700	24,500
Repayments of PBFX revolver borrowings	(179,500)	(30,000)	(275,100)
Repayments of PBFX Term Loan borrowings	(39,664)	(194,536)	(700)
Proceeds from 2023 6.875% PBFX Senior Notes	178,500	—	350,000
Repayments of note payable	(1,210)	—	—
Proceeds from catalyst lease	10,830	15,586	—
Purchases of treasury stock	(1,038)	(743)	(8,073)
Deferred financing costs and other	(17,131)	—	(17,828)
Net cash (used in) provided by financing activities	$(172,103)	$543,955	$798,136

Net (decrease) increase in cash and cash equivalents	$(173,253)	$(198,046)	$546,447
Cash and equivalents, beginning of period	746,274	944,320	397,873
Cash and equivalents, end of period	$573,021	$746,274	$944,320

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$26,805	$35,595	$7,974
Note payable issued for purchase of property, plant and equipment	6,831	—	—
Conversion of Delaware Economic Development Authority loan to grant	—	4,000	4,000
Cash paid during year for:
Interest, net of capitalized interest of $7,156, $8,452 and $3,529 in 2017, 2016 and 2015, respectively	$166,538	$137,599	$96,859
Income taxes	—	3,841	124,040

See notes to consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation on November 7, 2011 and is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 15 - Noncontrolling Interests”).
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
PBF LLC also consolidates a publicly traded master limited partnership, PBF Logistics LP (“PBFX”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC (refer to “Note 15 - Noncontrolling Interests”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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
Certain other follow-on equity offerings were made to the public. On October 13, 2015, PBF Energy completed a public offering of an aggregate of 11,500,000 shares of its Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344,000, after deducting underwriting discounts and commissions and other offering expenses (the “October 2015 Equity Offering”). Additionally, on December 19, 2016, the Company completed a public offering of an aggregate

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

of 10,000,000 shares of Class A common stock for net proceeds of $274,300, after deducting underwriting discounts and commissions and other offering expenses (the “December 2016 Equity Offering”).
As a result of the equity offerings described above and certain other transactions such as stock option exercises, as of December 31, 2017, the Company now owns 110,586,762 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees beneficially own 3,767,464 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 96.7% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.3% of the voting power in the Company.
Tax Receivable Agreement
PBF LLC intends to have an election under Section 754 of the Internal Revenue Code (the “Code”) in effect for each taxable year in which an exchange of PBF LLC Series A Units for PBF Energy Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of PBF LLC at the time of an exchange of PBF LLC Series A Units. As a result of both the initial purchase of PBF LLC Series A Units from the PBF LLC Series A Unit holders in connection with the IPO and subsequent exchanges, PBF Energy will become entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. In addition, the purchase of PBF LLC Series A Units and subsequent exchanges have resulted in and are expected to continue to result in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
Change in Presentation
In 2017, the Company determined that it would revise the presentation of certain line items on its consolidated statements of operations to enhance its disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income, statements of changes in equity or statements of cash flows. Presented below is a summary of the effects of this revised presentation on the Company’s historical statements of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$13,598,341	—	$13,598,341
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,423,198	—	1,423,198
Depreciation and amortization expense	—	216,341	216,341
Cost of sales			15,237,880
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	166,452	—	166,452
Depreciation and amortization expense	222,176	(216,341)	5,835
Loss on sale of assets	11,374	—	11,374
Total cost and expenses	$15,421,541		$15,421,541

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$11,481,614	—	$11,481,614
Operating expenses (excluding depreciation and amortization expense as reflected below)	904,525	—	904,525
Depreciation and amortization expense	—	187,729	187,729
Cost of sales			12,573,868
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	181,266	—	181,266
Depreciation and amortization expense	197,417	(187,729)	9,688
Gain on sale of assets	(1,004)	—	(1,004)
Total cost and expenses	$12,763,818		$12,763,818
Cost Classifications
Cost of products and other consists of the cost of crude oil, other feedstocks, blendstocks and purchased refined products and the related in-bound freight and transportation costs.
Operating expenses (excluding depreciation and amortization) consists of direct costs of labor, maintenance and services, utilities, property taxes, environmental compliance costs and other direct operating costs incurred in connection with our refining operations. Such expenses exclude depreciation related to refining and logistics assets that are integral to the refinery production process, which is presented separately as Depreciation and amortization expense as a component of Cost of sales on the Company’s consolidated statements of operations.
Reclassification
Certain amounts previously reported in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the 2017 presentation. These reclassifications, in addition to the changes in “Cost and expenses” described above, include certain details about accrued expenses and deferred charges and other assets in those respective footnotes.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
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
Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The Company does not routinely sell marketable securities prior to their scheduled maturity dates. Some of the Company’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities ranged from one to three months and were classified on the balance sheet as current assets for the year ended December 31, 2016.
The marketable securities were fully liquidated as of December 31, 2017 and the PBFX Term Loan (as defined in “Note 9 - Credit Facility and Debt”) that they collateralized was repaid in full during the year ended December 31, 2017.
Concentrations of Credit Risk
For the years ended December 31, 2017, 2016 and 2015 no single customer amounted to greater than or equal to 10% of the Company’s revenues.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2017 or December 31, 2016.
Revenue, Deferred Revenue and Accounts Receivable
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided. Certain of the Company’s refineries have product offtake agreements with third-parties under which these third parties purchase a portion of the refineries’ daily gasoline production. The refineries also sell their products through short-term contracts or on the spot market.
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
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries’ tanks. These purchases and sales are settled monthly at the daily market prices related to those products. These

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to J. Aron. Additionally, J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2017 and 2016.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Intangible assets with finite lives primarily consist of emission credits and permits and are amortized over their estimated useful lives (generally 1 to 10 years).
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Additionally, stock-based compensation also includes unit-based compensation provided to certain officers, non-employee directors and seconded employees of PBFX’s general partner, PBF GP, or its affiliates, consisting of PBFX phantom units. The fair value of PBFX’s phantom units are measured based on the fair market value of the underlying common units on the date of grant based on the common unit closing price on the grant date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period using the straight-line method. Awards vest over a four year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are also included in general and administrative expenses with forfeitures recognized in the period they occur.
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement (as defined in “Note 13 - Commitments and Contingencies”) which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $325,405 as of December 31, 2017, of which the majority is expected to be realized over 10 years as the tax basis of these assets is amortized.
Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. PBF Energy recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As a result of the reduction of the corporate federal tax rate to 21% as part of the Tax Cut and Jobs Act (the “TCJA”), the liability associated with the Tax Receivable Agreement was reduced. Accordingly, the deferred tax assets associated with the payments made or expected to be made related to the Tax Receivable Agreement liability were also reduced.
The Federal tax returns for all years since 2014 and state tax returns for all years since 2013 or 2014 (see “Note 19 - Income Taxes”) are subject to examination by the respective tax authorities.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. The new guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. The Company has adopted this new standard effective January 1, 2018, using the modified retrospective application, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively.
The Company has completed our evaluation of the provisions of this standard and concluded that the adoption will not materially change the amount or timing of revenues recognized by the Company, nor will it materially affect the Company’s financial position. The majority of the Company’s revenues are generated from the sale of refined petroleum products and ethanol. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to its customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to its customers and when the Company’s performance obligation to its customers is fulfilled. Under the modified retrospective method of adoption, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. The Company does not, however, expect to make such an adjustment to retained earnings as the Company has determined any such adjustment to not be material. The Company is currently developing its revenue disclosures and enhancing its accounting systems to enable the preparation of such disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”) The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, the Company will not early adopt this Updated Lease Guidance. The Company has established a working group to study and lead implementation of the Updated Lease Guidance. This working group has been meeting on a regular basis and has instituted a preliminary task plan designed to meet the implementation deadline for ASU 2016-02. The Company has also evaluated and purchased a lease software system and has begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on its consolidated financial statements and related disclosures. At this time, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

leases. While the assessment of the impacts arising from this standard is progressing, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures at this time.
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
In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). This ASU is discussed above in connection with ASU 2016-02 on leases.
3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of December 31, 2017, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
Public Offerings
On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units. On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,625, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 PBFX Equity Offering”). In addition, on August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units and granted the underwriter an option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86,753, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 PBFX Equity Offering” and, together with the April 2016 PBFX Offering, the “2016 PBFX Offerings”).
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
September 2014 Drop-down Transaction
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC (“DCT II”), which assets consist solely of the Delaware City heavy crude unloading rack (the “DCR West Rack”). PBF LLC then contributed to PBFX all of the equity interests of DCT II for total consideration of $150,000 (the “DCR West Rack Acquisition”).
December 2014 Drop-down Transaction
Effective December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC (“Toledo Terminaling”), whose assets consist of a tank farm and related facilities located at PBF Energy’s Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”), for total consideration of $150,000 (the “Toledo Storage Facility Acquisition”).

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

May 2015 Drop-down Transaction
On May 14, 2015 PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC (“DPC”) and Delaware City Logistics Company LLC (“DCLC”), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the “DCR Products Pipeline and Truck Rack Acquisition”), for total consideration of $143,000.
August 2016 Drop-down Transaction
On August 31, 2016, PBFX entered into a contribution agreement (the “TVPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the San Joaquin Valley Pipeline system (which was acquired as a part of the Torrance Acquisition, as defined in “Note 4 - Acquisitions”), including the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capability (collectively, the “Torrance Valley Pipeline”). The total consideration paid to PBF LLC was $175,000, which was funded by PBFX with $20,000 of cash on hand, $76,200 in proceeds from the sale of marketable securities, and $78,800 in net proceeds from the PBFX August 2016 Equity Offering. PBFX borrowed an additional $76,200 under the PBFX Revolving Credit Facility, which was used to repay $76,200 of the PBFX Term Loan (as defined in “Note 9 - Credit Facility and Debt”) in order to release $76,200 in marketable securities that had collateralized the PBFX Term Loan.
February 2017 Drop-down Transaction
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, PBF LLC contributed to PBFX’s wholly owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s Paulsboro refinery, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Contribution Agreement, PBFX constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017 (the “Paulsboro Natural Gas Pipeline”). In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Chalmette Storage Tank Lease
Effective February 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Services Agreement”), under which PBFX, through PBFX Op Co, assumed construction of a crude oil storage tank at PBF Holding's Chalmette Refinery (the “Chalmette Storage Tank”), commencing on November 1, 2017 upon the completion of construction of the Chalmette Storage Tank. PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank is located and a project management agreement pursuant to which Chalmette Refining managed the construction of the tank, which expired upon the completion of the Chalmette Storage Tank in November 2017.
As of December 31, 2017, PBF LLC holds a 44.1% limited partner interest in PBFX (consisting of 18,459,497 common units), with the remaining 55.9% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. As a result of the payment on May 31, 2017 by PBFX of its distribution

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

for the first quarter of 2017, the financial tests required for conversion of all of PBFX’s outstanding subordinated units into common units had been satisfied. As a result, all of PBFX’s subordinated units, which were owned by PBF LLC, converted on a one-for-one basis into common units effective June 1, 2017. The conversion of the subordinated units did not impact the amount of cash distributions paid by PBFX or the total number of its outstanding units. The subordinated units were issued by PBFX in connection with its initial public offering in May 2014.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Inventories	$404,542
Prepaid and other current assets	982
Property, plant and equipment	704,633
Deferred charges and other assets, net	68,053
Accounts payable	(2,688)
Accrued expenses	(64,137)
Other long-term liabilities	(139,453)
Fair value of net assets acquired	$971,932
The results of operations of the Torrance refinery and related logistics assets are included in the Company’s consolidated financial statements for the full year ended December 31, 2017. The Company’s consolidated financial statements for the year ended December 31, 2016 include the results of operations of such assets from the date of the Torrance Acquisition on July 1, 2016 to December 31, 2016 during which period the Torrance refinery and related logistics assets contributed revenues of $1,977,204 and net income of $86,394. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

	Year ended December 31,
(Unaudited)	2016	2015
Pro forma revenues	$16,999,435	$16,252,729
Pro forma net income (loss) attributable to PBF Energy Inc. stockholders	50,779	(62,420)
Pro forma net income (loss) available to Class A common stock per share:
Basic	$0.52	$(0.63)
Diluted	$0.51	$(0.63)
PBFX Plains Asset Purchase
On April 29, 2016, PBFX’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, purchased four refined products terminals in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. , including product storage tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships (the “PBFX Plains Asset Purchase”). This acquisition expands PBFX’s storage and terminaling footprint and introduces third-party customers to its revenue base.
The aggregate purchase price for the PBFX Plains Asset Purchase was $100,000, less working capital adjustments. The consideration for the transaction was funded by PBFX with $98,336 in proceeds from the sale of marketable securities. PBFX borrowed an additional $98,500 under the PBFX Revolving Credit Facility, which was used to repay $98,336 of the PBFX Term Loan (as defined below) in order to release $98,336 in marketable securities that had collateralized the PBFX Term Loan. Subsequent to the closing of the Plains Asset Purchase, PBFX recorded an adjustment to the preliminary estimate for working capital of $37 as an increase to Prepaid and other current assets.

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
The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$100,000
Working capital adjustments	(1,627)
Total consideration	$98,373
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaid and other current assets	4,221
Property, plant and equipment	99,342
Accounts payable and accrued expenses	(3,174)
Other long-term liabilities	(2,016)
Fair value of net assets acquired	$98,373
The results of operations of the East Coast Terminals are included in the Company’s consolidated financial statements for the full year ended December 31, 2017. The Company’s consolidated financial statements for the year ended December 31, 2016 include the results of operations of the East Coast Terminals since the PBFX Plains Asset Purchase on April 29, 2016 during which period the East Coast Terminals contributed third party revenues of $11,871 and net income of $1,830. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the PBFX Plains Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the PBFX Plains Asset Purchase and interest expense associated with related financing.

	Year ended December 31,
(Unaudited)	2016	2015
Pro forma revenues	$15,927,218	$13,141,301
Pro forma net income attributable to PBF Energy Inc. stockholders	174,393	143,967
Pro forma net income available to Class A common stock per share:
Basic	$1.77	$1.45
Diluted	$1.77	$1.43
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s consolidated financial statements for both the years ended December 31, 2017 and 2016 include the results of operations of Chalmette Refining, the

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.
The Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 include the results of operations of the Chalmette refinery for the full year. The Company’s consolidated financial statements for the year ended December 31, 2015 include the results of operations of the Chalmette refinery since November 1, 2015 during which period the Chalmette refinery contributed revenues of $643,267 and net income of $53,539. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Chalmette acquisition financing.

Year ended December 31,
(Unaudited)	2015
Pro forma revenues	$16,811,922
Pro forma net income attributable to PBF Energy Inc. stockholders	263,606
Pro forma net income available to Class A common stock per share:
Basic	$2.72
Diluted	$2.70
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $1,021, $17,510 and $5,833 in the years ended December 31, 2017, 2016 and 2015, respectively. These costs are included in the consolidated income statement in General and administrative expenses.

5. INVENTORIES
Inventories consisted of the following:

December 31, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797

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

Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the A&R Intermediation Agreements with J. Aron.
During the year ended December 31, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $295,532 and $178,475, respectively, reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $300,456 at December 31, 2017. During the year ended December 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $521,348 and $317,704, respectively, reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $595,988 at December 31, 2016.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. We recorded a pre-tax charge related to a LIFO layer decrement of $4,940 and $11,746 in the Refining segment during the years ended December 31, 2017 and 2016, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
Land	$352,812	$352,607
Process units, pipelines and equipment	3,414,372	3,013,801
Buildings and leasehold improvements	51,915	50,711
Computers, furniture and fixtures	110,968	82,120
Construction in progress	172,270	307,659
	4,102,337	3,806,898
Less—Accumulated depreciation	(623,124)	(478,128)
Total property, plant and equipment, net	$3,479,213	$3,328,770
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $146,978, $116,629 and $94,781, respectively. The Company capitalized $7,156 and $8,452 in interest during 2017 and 2016, respectively, in connection with construction in progress.

7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2017	December 31, 2016
Deferred turnaround costs, net	$560,403	$302,919
Catalyst, net	131,019	114,788
Environmental credits	42,452	51,636
Linefill	19,485	19,485
Pension plan assets	9,593	9,440
Intangible assets, net	537	577
Other	18,694	7,751
Total deferred charges and other assets, net	$782,183	$506,596

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $143,978, $105,547 and $102,636 for the years ended December 31, 2017, 2016 and 2015 respectively.
Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2017	December 31, 2016
Gross amount	$3,996	$3,996
Accumulated amortization	(3,459)	(3,419)
Net amount	$537	$577

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
Inventory-related accruals	$1,151,810	$810,027
Inventory intermediation arrangements	244,287	225,524
Excise and sales tax payable	118,515	86,046
Accrued transportation costs	64,400	89,830
Accrued salaries and benefits	58,589	17,466
Accrued utilities	42,189	44,190
Accrued refinery maintenance and support costs	35,674	28,670
Renewable energy credit and emissions obligations	26,231	70,158
Accrued capital expenditures	18,765	35,149
Customer deposits	16,133	9,215
Accrued interest	14,080	28,570
Environmental liabilities	8,289	9,434
Other	15,892	13,405
Total accrued expenses	$1,814,854	$1,467,684

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of December 31, 2017 and December 31, 2106, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.
9. CREDIT FACILITY AND DEBT
PBF Holding Revolving Loan
On August 15, 2014, PBF Holding amended and restated the terms of the Revolving Loan to, among other things, increase the commitment from $1,610,000 to $2,500,000, and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated agreement also increased the sublimit for letters of credit from $1,000,000 to $1,500,000 and reduced the combined LC Participation Fee and Fronting Fee paid on issued and

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

outstanding letters of credit. The LC Participation Fee ranges from 1.25% to 2.0% depending on the Company’s senior secured debt rating and the Fronting Fee is equal to 0.25%.
An accordion feature allows for increases in the aggregate commitment of up to $2,750,000. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2,600,000 and $2,635,000, respectively. At the option of PBF Holding, advances under the Revolving Loan bear interest either at the Alternate Base Rate plus the Applicable Margin, or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company’s senior secured debt rating. Interest is paid in arrears, either at the maturity of each Adjusted LIBOR Rate Loan or quarterly in the case of Alternate Base Rate Loans.
Advances under the Revolving Loan, plus all issued and outstanding letters of credit may not exceed the lesser of $2,635,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time.
The Revolving Loan contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates, the ability of PBF Holding to change the nature of its business or its fiscal year; the ability of PBF Holding to amend the terms of the Senior Secured Notes documents, and sale and leaseback transactions, all as defined in the credit agreement.
In addition, the Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the credit agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the credit agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0.
PBF Holding’s obligations under the Revolving Loan are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the credit agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the A&R Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
Outstanding borrowings under the Revolving Loan as of December 31, 2017 and December 31, 2016 were $350,000 and $350,000, respectively. Issued letters of credit were $586,274 and $411,997 as of December 31, 2017 and 2016, respectively.
PBFX Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into a five-year, $275,000 senior secured revolving credit facility (the “PBFX Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “PBFX Term Loan”), each with the administrative agent and a syndicate of lenders. The PBFX Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014 and from $325,000 to $360,000 in May 2016.
The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures, and other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX can increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $240,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the PBFX Revolving Credit Facility and certain cash management and hedging obligations designated by PBFX are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets (including PBFX’s equity interests in Delaware City Terminaling Company LLC) and those of PBFX’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the PBFX Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the PBFX Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Facility.
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
Additionally, under the terms of the PBFX Revolving Credit Facility, PBFX is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as PBFX obtains an investment grade credit rating, a Consolidated Interest Coverage Ratio (as defined in the PBFX Revolving Credit Facility) of at least 2.50 to 1.00; (b) a Consolidated Total Leverage Ratio (as defined in the PBFX Revolving Credit Facility) of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) PBFX has issued at least $100,000 of unsecured notes, and (ii) in addition to clause (i), upon the consummation of a material permitted acquisition (as defined in the PBFX Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by PBFX by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted Consolidated Total Coverage Ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”), provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)); and (c) after PBFX has issued at least $100,000 of unsecured notes, a Consolidated Senior Secured Leverage Ratio (as defined in the PBFX Revolving Credit Facility) of not greater than 3.50 to 1.00. The PBFX Revolving Credit Facility generally prohibits PBFX from making cash distributions (subject to certain exceptions) except for so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by PBFX’s partnership agreement, PBFX may make cash distributions to its unit holders up to the amount of PBFX’s Available Cash (as defined in the PBFX partnership agreement).
The PBFX Term Loan was used to fund a distribution to PBF LLC and was guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount (refer to “Note 10 - Marketable Securities”). Borrowings under the PBFX Term Loan bore interest either at the Base Rate (as defined in the PBFX Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The PBFX Term Loan contained affirmative and negative covenants customary for term loans of this nature which, among other things, limited PBFX’s use of the proceeds and restricted PBFX’s ability to incur liens and enter into burdensome agreements.
The PBFX Revolving Credit Facility contains (and the PBFX Term Loan previously contained) events of default customary for transactions of their nature, including, but not limited to (and subject to any applicable grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX Revolving Credit Facility or related documentation, any representation or

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
During 2016 and 2017 PBFX used borrowings under the PBFX Revolving Credit Facility to repay the amount outstanding under the PBFX Term Loan. The PBFX Term Loan was fully repaid as of December 31, 2017. As of December 31, 2016, there was $39,664 outstanding under the PBFX Term Loan.
The PBFX Revolving Credit Facility may be repaid, from time-to-time, without penalty. As of December 31, 2017, there were $29,700 of borrowings and $3,610 of letters of credit outstanding under the PBFX Revolving Credit Facility. At December 31, 2016, there were $189,200 of borrowings and $3,610 of letters of credit outstanding under the PBFX Revolving Credit Facility.
PBFX Senior Notes
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance”, and together with the Partnership, the “Issuers”), the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “PBFX Senior Notes”). The initial purchasers in the offering purchased $330,090 aggregate principal amount of PBFX Senior Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of PBFX Senior Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and offering expenses, and used such proceeds to pay $88,000 of the cash consideration due in connection with the DCR Products Pipeline and Truck Rack Acquisition and to repay $255,000 of outstanding indebtedness under the PBFX Revolving Credit Facility.
On October 6, 2017, PBFX issued $175,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new PBFX 2023 Senior Notes”). The new PBFX 2023 Senior Notes were issued at 102% of face value, or an effective interest rate of 6.442%. Furthermore, the new PBFX 2023 Senior Notes were issued under the indenture governing the 6.875% Senior Notes issued on May 12, 2015 (the “initial PBFX 2023 Senior Notes” and, together with the new PBFX 2023 Senior Notes, the “PBFX 2023 Senior Notes”). The new PBFX 2023 Senior notes are expected to be treated as a single series with the initial PBFX 2023 Senior Notes and have the same terms except that (i) the new PBFX 2023 Senior Notes are subject to a separate registration rights agreement, and (ii) the new PBFX 2023 Senior Notes were issued initially under CUSIP numbers different from the initial PBFX 2023 Senior Notes. PBFX used the net proceeds from the offering of the new PBFX 2023 Senior Notes to repay a portion of the PBFX Revolving Credit Facility and for general capital purposes.
PBF LLC agreed to a limited guarantee of collection of the principal amount of the PBFX 2023 Senior Notes, but is not otherwise subject to the covenants of the indenture. The PBFX 2023 Senior Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the PBFX Revolving Credit Facility and the PBFX Term Loan. The PBFX 2023 Senior Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the PBFX Revolving Credit Facility and PBFX Term Loan, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of PBFX’s subsidiaries that do not guarantee the PBFX 2023 Senior Notes. The PBFX 2023 Senior Notes will be senior to any future subordinated indebtedness the Issuers may incur.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The PBFX indenture contains customary terms, events of default and covenants for transactions of this nature. These covenants include limitations on PBFX’s and its restricted subsidiaries’ ability to, among other things: (i) make investments; (ii) incur additional indebtedness or issue preferred units; (iii) pay dividends or make distributions on units or redeem or repurchase its subordinated debt; (iv) create liens; (v) incur dividend or other payment restrictions affecting subsidiaries; (vi) sell assets; (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.
PBFX has optional redemption rights to repurchase all or a portion of the PBFX 2023 Senior Notes at varying prices which are no less than 100% of the principal amount, plus accrued and unpaid interest. The holders of the PBFX 2023 Senior Notes have repurchase options exercisable only upon a change in control, certain asset dispositions, or in event of default as defined in the indenture.
As of December 31, 2017, there were $525,000 outstanding principal amount under the PBFX 2023 Senior Notes. At December 31, 2016, there were $350,000 outstanding under the PBFX 2023 Senior Notes.
PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35,000 term loan (the “PBF Rail Term Loan”) with a commercial bank lender to the transportation industry. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at a rate equal to one month LIBOR plus 2.0%. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible railcars; (ii) the Debt Service Reserve Account; and (iii) PBF Holding’s membership interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars securing the loan are sold, scrapped or otherwise removed from the collateral pool.
There was $28,366 and $35,000 outstanding under the PBF Rail Term Loan as of December 31, 2017 and 2016, respectively.
Senior Notes
On February 9, 2012, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation, completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”). The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay certain outstanding indebtedness plus accrued interest, as well as to reduce the outstanding balance of the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation, completed an offering of $500,000 in aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the “2023 Senior Notes”, and together with the 2020 Senior Secured Notes, the “Senior Secured Notes”). The net proceeds from this offering were approximately $490,000 after deducting the initial purchasers’ discount and offering expenses. The Issuers used the proceeds for general corporate purposes, including funding a portion of the purchase price for the acquisition of the Torrance refinery and related logistics assets.
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
In addition, the Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities including limitations on PBF Holding’s and its restricted subsidiaries’ ability

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

to, among other things, (1) incur additional indebtedness or issue certain preferred stock; (2) make equity distributions; (3) pay dividends on or repurchase capital stock or make other restricted payments; (4) enter into transactions with affiliates; (5) create liens; (6) engage in mergers and consolidations or otherwise sell all or substantially all of its assets; (7) designate subsidiaries as unrestricted subsidiaries; (8) make certain investments; and (9) limit the ability of restricted subsidiaries to make payments to PBF Holding.
At all times after (a) a covenant suspension event (which requires that the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725,000 in aggregate principal amount of 7.25% senior notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $711,576 from the offering after deducting the initial purchasers’ discount and offering expenses, all of which was used to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 2020 Senior Secured Notes, to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes which remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the consolidated statements of operations.
The 2025 Senior Notes included a registration rights arrangement whereby the Issuers agreed to file with the SEC and use commercially reasonable efforts to consummate an offer to exchange the 2025 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective and the exchange was consummated during the fourth quarter of 2017.
The 2025 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Notes and guarantees are senior unsecured obligations which rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including PBF Holding’s Revolving Loan and 2023 Senior Notes. The 2025 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Loan) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
PBF Holding has optional redemption rights to repurchase all or a portion of the 2025 Senior Notes at varying prices which are no less than 100% of the principal amount plus accrued and unpaid interest. The holders of the 2025 Senior Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the Indenture. In addition, the 2025 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities that limit certain types of additional debt, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Notes are rated investment grade.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Note Payable
In connection with the purchase of a waste water treatment facility servicing the Toledo refinery completed on September 28, 2017, the Company issued a short-term promissory note payable in the amount of $6,831 due June 30, 2018. Payments of $403 on the note are made monthly with a balloon payment of $3,200 due at maturity. As of December 31, 2017, there was $5,621 outstanding under the note payable.
Precious Metals Catalyst Leases
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metals catalyst to a major commercial bank and then leased back the precious metals catalyst. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease. At the maturity, the Company must repurchase the precious metals catalyst in question at its then fair market value. The Company believes that there is a substantial market for precious metals catalyst and that it will be able to release such catalyst at maturity. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details on the catalyst leases at each of the Company’s refineries as of December 31, 2017 are included in the following table:

	Annual lease fee	Annual interest rate	Expiration date
Paulsboro catalyst lease	$140	2.20%	December 2019
Delaware City catalyst lease	$210	1.95%	October 2019
Delaware City catalyst lease - Palladium	$30	2.05%	October 2019
Delaware City bridge lease (short lease)	$3	1.69%	February 2018(1)
Delaware City bridge lease (long lease)	$117	1.69%	June 2018(1)
Toledo catalyst lease	$178	1.75%	June 2020
Chalmette catalyst lease	$185	3.85%	November 2018(2)
Chalmette catalyst lease	$171	2.20%	November 2019
Torrance catalyst lease	$143	1.78%	July 2019
__________________
(1) On October 5, 2017 Delaware City Refining entered into two platinum bridge leases which will expire in 2018. The leases are payable at maturity and the Company expects that the matured leases will not be renewed. The total outstanding balance related to these bridge leases as of December 31, 2017 was $10,987 and is included in Current debt on our Consolidated balance sheet.

(2) The Chalmette catalyst lease is included in long-term debt as of December 31, 2017 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst lease is not renewed at maturity.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Long-term debt outstanding consisted of the following:

	December 31, 2017	December 31, 2016
2025 Senior Notes	$725,000	$—
2023 Senior Notes	500,000	500,000
2020 Senior Secured Notes	—	670,867
Revolving Loan	350,000	350,000
PBF Rail Term Loan	28,366	35,000
PBFX Revolving Credit Facility	29,700	189,200
PBFX Term Loan	—	39,664
PBFX 2023 Senior Notes	525,000	350,000
Catalyst leases	59,048	45,969
Unamortized deferred financing costs	(34,459)	(32,466)
Unamortized premium on new PBFX 2023 Senior Notes	3,374	—
	2,186,029	2,148,234
Less—Current debt	(10,987)	(39,664)
Long-term debt	$2,175,042	$2,108,570

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2018	$16,066
2019	412,610
2020	10,072
2021	28,366
2022	—
Thereafter	1,750,000
$2,217,114

10. MARKETABLE SECURITIES
The U.S. Treasury securities purchased by the Company with the proceeds from the PBFX initial public offering are used as collateral to secure the PBFX Term Loan. As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs. The marketable securities were fully liquidated as of December 31, 2017 and the PBFX Term Loan that they collateralized was repaid in full.
As of December 31, 2016, the Company held $40,024 in marketable securities. The gross unrecognized holding gains and losses as of December 31, 2017 and December 31, 2016 were not material. The net realized gains or losses from the sale of marketable securities were not material for the years ended December 31, 2017 and December 31, 2016.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Defined benefit pension plan liabilities	$63,579	$60,141
Post-retirement medical plan liabilities	21,527	22,740
Environmental liabilities	140,403	145,928
Other	250	226
Total other long-term liabilities	$225,759	$229,035

12. RELATED PARTY TRANSACTIONS
The Company has an agreement with the former Executive Chairman of the Board of Directors, for the use of an airplane that is owned by a company owned by the former Executive Chairman. The Company pays a charter rate that is the lowest rate at which this aircraft is chartered to third-parties. For the year ended December 31, 2017, the Company did not incur any charges related to the use of this airplane. For the years ended December 31, 2016 and 2015, the Company incurred charges of $824 and $957, respectively, related to the use of this airplane.
Effective July 1, 2016, PBF Investments LLC entered into a Consulting Services Agreement with the former Executive Chairman of the Board of Directors for executive consultation with respect to strategic, operational, business and financial matters. Consulting payments made under this agreement were $900 and $500 for the years ended December 31, 2017 and 2016, respectively, and payments are expected to be $900 annually through the agreement expiration date of December 31, 2018.
As of December 31, 2017, the former Executive Chairman of the Board of Directors is no longer considered a related party.
Pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B Unit holders for the year ended December 31, 2017. The total amount distributed to the PBF LLC Series B Unit holders for the years ended December 31, 2016 and 2015 was $6,152 and $19,592, respectively.
13. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $125,433, $129,768 and $126,060 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $64,050, $53,364 and $36,139 under these supply agreements for the years ended December 31, 2017, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2018	$141,421
2019	122,775
2020	109,272
2021	89,163
2022	48,530
Thereafter	169,704
Total obligations	$680,865
Employment Agreements
PBF Investments (“PBFI”) has entered into amended and restated employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between one and a half to 2.99 times their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $10,282 recorded as of December 31, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. At December 31, 2017 the undiscounted liability is $15,804 and the Company expects to make aggregate payments for this liability of $6,095 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of December 31, 2017 and December 31, 2016, this liability is self-guaranteed by the Company.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of 30 years. Further, in connection with the acquisition of the Chalmette refinery, the Company

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time the Company acquired Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be approximately $41, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150 fine, alleging violations of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the 2013 order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 27, 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $136,487 as of December 31, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The Company expects to make aggregate payments for this liability of $32,426 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before the Company’s ownership, including the Southern

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Additionally, subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets before and after the Company’s acquisition. In addition, subsequent to the acquisition, EPA and the California Department of Toxic Substance Control (“DTSC”) conducted inspections related to Torrance operations and issued preliminary findings related to potential operational violations. No settlement or penalty demands have been received to date with respect to any of the NOVs that is in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD, Cal/OSHA and/or the City of Torrance will assess penalties in the other matters in excess of $100 but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,923 recorded as of December 31, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. At December 31, 2017 the undiscounted liability is $2,087 and PBFX expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
Applicable Federal and State Regulatory Requirements
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
In November 2017, the EPA issued final 2018 RFS standards that will slightly increase renewable volume standards from final 2017 levels. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2018 standards. Despite decreasing 7% in comparison to 2017, the final 2018 cellulosic standard is still set at approximately 125% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as us, to purchase cellulosic “waiver

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

credits” to comply in 2018 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total RIN requirements were kept relatively flat in comparison to 2017, but remain 19% and 7% higher than final 2016 levels. Production of advanced RINs has been below what is needed for compliance in 2017 and obligated parties, such as us, will likely continue to rely on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2018. Consistent with 2017, compliance in 2018 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. While a proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels was denied by the EPA in November of 2017, we remain hopeful that the current presidential administration will initiate necessary changes to the RFS program in the future and provide relief to us and other downstream refiners that continue to feel the burden of increased costs to comply with RFS.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. The Company is in the process of implementing the requirements of this regulation. The regulation does not have a material impact on the Company’s financial position, results of operations or cash flows.
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
As a result of the Torrance Acquisition, the Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB32. AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional 10 years to 2030 in July 2017. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
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
The Company is subject to obligations to purchase RINs. On February 15, 2017, the Company received a notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
As of January 1, 2011, the Company is required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

produced gasoline. The Company purchases benzene credits to meet these requirements. The Company’s planned capital projects will reduce the amount of benzene credits that it needs to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental 25 regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully above, certain of the Company’s sites are subject to these laws and the Company may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the Company’s current normal operations, it has generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.7% and 96.5% interest in PBF LLC as of December 31, 2017 and December 31, 2016, respectively. As a result of the reduction of the corporate federal tax rate to 21% as part of the TCJA, the liability associated with the Tax Receivable Agreement was reduced. Accordingly, the deferred tax assets associated with the payments made or expected to be made related to the Tax Receivable Agreement liability were also reduced.
As of December 31, 2017 and December 31, 2016, the Company has recognized a liability for the Tax Receivable Agreement of $362,142 and $611,392, respectively, reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Information about the issued classes of PBF LLC units for the years ended December 31, 2017, 2016 and 2015, is as follows:

	Series A Units	Series B Units	Series C Units
Balance—January 1, 2015	9,170,696	1,000,000	81,981,119
Secondary offering transaction	(3,804,653)	—	3,804,653
Issuances of restricted stock	—	—	247,720
Exercise of warrants and options	149,974	—	12,766
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(529,178)	—	529,178
Redemption of C Units in connection with stock repurchase	—	—	(284,771)
Surrender of units for tax withholding	(1,481)	—	(8,732)
October 2015 equity offering	—	—	11,500,000
Balance - December 31, 2015	4,985,358	1,000,000	97,781,933
Issuances of restricted stock	—	—	320,458
Exercise of warrants and options	25,550	—	11,650
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(1,090,006)	—	1,090,006
December 2016 Equity Offering	—	—	10,000,000
Balance - December 31, 2016	3,920,902	1,000,000	109,204,047
Issuances of restricted stock	—	—	702,404
Exercise of warrants and options	64,373	—	462,500
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(196,580)	—	196,580
Redemption of Series A Units by PBF Energy	(21,231)	—	21,231
Balance - December 31, 2017	3,767,464	1,000,000	110,586,762
The warrants and options exercised in the table above include both non-compensatory and compensatory PBF LLC Series A warrants and options.
Treasury Stock
The Company’s Board of Directors authorized the repurchase of up to $300,000 of the Company’s Class A common stock (the “Repurchase Program”). On September 26, 2016, the Company’s Board of Directors approved a two year extension to the Repurchase Program. As a result of the extension, the Repurchase Program will expire on September 30, 2018. From the inception of the Repurchase Program through December 31, 2017, the Company has purchased approximately 6.05 million shares of the Company’s Class A common stock through open market transactions under the Repurchase Program, for a total of $150,804. There were no shares repurchased under the Repurchase program in either of the years ended December 31, 2017 or December 31, 2016.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of December 31, 2017, the Company had $149,196 remaining in authorized expenditures under the Repurchase Program.
The Company also records Class A common stock surrendered to cover income tax withholdings for certain directors and employees and others pursuant to the vesting of certain awards under the Company’s equity-based compensation plans as treasury shares.
15. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. PBF Energy’s interest in PBF LLC was approximately 96.7% and 96.5% as of December 31, 2017 and 2016, respectively.
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
The noncontrolling interest ownership percentages in PBF LLC as of the completion dates of each of the equity offerings and year ends occurring in the years ended December 31, 2017, 2016 and 2015 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
January 1, 2015	9,170,696	81,981,119	91,151,815
	10.1%	89.9%	100%
February 6, 2015 - Secondary offering	5,366,043	85,768,077	91,134,120
	5.9%	94.1%	100%
October 13, 2015 - Equity offering	5,111,358	97,393,850	102,505,208
	5.0%	95.0%	100%
December 31, 2015	4,985,358	97,781,933	102,767,291
	4.9%	95.1%	100%
December 19, 2016 - Equity offering	4,120,902	109,004,047	113,124,949
	3.6%	96.4%	100%
December 31, 2016	3,920,902	109,204,047	113,124,949
	3.5%	96.5%	100%
December 31, 2017	3,767,464	110,565,531	114,332,995
	3.3%	96.7%	100%
Noncontrolling Interest in PBFX
PBF LLC holds a 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public common unit holders as of December 31, 2017. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages in PBFX as of the DCR Products Pipeline and Truck Rack Acquisitions, the 2016 PBFX Equity Offerings and the years ended December 31, 2017, 2016 and 2015 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
January 1, 2015	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
May 15, 2015	15,812,500	18,459,497	34,271,997
	46.1%	53.9%	100.0%
December 31, 2015	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
April 5, 2016	18,799,676	18,459,497	37,259,173
	50.5%	49.5%	100.0%
August 17, 2016	22,893,472	18,459,497	41,352,969
	55.4%	44.6%	100.0%
December 31, 2016	23,271,174	18,459,497	41,730,671
	55.8%	44.2%	100.0%
December 31, 2017	23,441,211	18,459,497	41,900,708
	55.9%	44.1%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded a noncontrolling interest in the earnings of these subsidiaries of $95 and $269 for the years ended December 31, 2017 and 2016, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2017 and 2016:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,025,044	$98,671	$12,513	$434,456	$2,570,684
Comprehensive income	414,575	16,714	95	51,073	482,457
Dividends and distributions	(131,783)	(4,584)	(1,800)	(44,636)	(182,803)
Stock-based compensation	21,503	—	—	5,345	26,848
Exercise of PBF LLC options and warrants, net	10,533	(598)	—	—	9,935
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	(1,139)	—	—	—	(1,139)
Treasury stock purchases	(1,038)	—	—	—	(1,038)
Other	(1,041)	—	—	(954)	(1,995)
Balance at December 31, 2017	$2,336,654	$110,203	$10,808	$445,284	$2,902,949

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2016	$1,647,297	$91,018	$17,225	$340,317	$2,095,857
Comprehensive income	168,308	14,509	269	39,840	222,926
Dividends and distributions	(132,705)	(6,728)	—	(33,714)	(173,147)
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	(2,613)	—	—	—	(2,613)
Issuance of additional PBFX common units	54,944	—	—	83,434	138,378
Stock-based compensation	18,296	—	—	4,360	22,656
Exercise of PBF LLC options and warrants, net	1,058	(172)	—	—	886
October 2015 Equity Offering	275,300	—	—	—	275,300
Treasury stock purchases	(743)	—	—	—	(743)
Other	(4,098)	44	(4,981)	219	(8,816)
Balance at December 31, 2016	$2,025,044	$98,671	$12,513	$434,456	$2,570,684

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss) arising from activity related to the Company’s defined employee benefit plan and unrealized gain on available-for-sale securities. The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests of PBF Energy for the year ended December 31, 2017:

	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income	$415,517	$67,914	$483,431
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(23)	(1)	(24)
Amortization of defined benefit plans unrecognized net loss	(919)	(31)	(950)
Total other comprehensive loss	(942)	(32)	(974)
Total comprehensive income	$414,575	$67,882	$482,457
The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2016:

	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interest	Total
Net income	$170,811	$54,707	$225,518
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(41)	(1)	(42)
Amortization of defined benefit plans unrecognized net loss	(2,462)	(88)	(2,550)
Total other comprehensive loss	(2,503)	(89)	(2,592)
Total comprehensive income	$168,308	$54,618	$222,926
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2017	2016	2015
PBF Energy options	$9,369	$11,020	$7,528
PBF Energy restricted shares	12,134	7,276	1,690
PBFX Phantom Units	5,345	4,360	4,279
	$26,848	$22,656	$13,497
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
The Company did not issue PBF LLC Series A Unit compensatory warrants or options in 2017, 2016 or 2015.
The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2017, 2016 and 2015:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2015	801,479	$10.53	6.41
Exercised	(160,700)	10.28	—
Forfeited	—	—	—
Outstanding at December 31, 2015	640,779	$10.59	5.46
Exercised	(27,833)	10.00	—
Forfeited	—	—	—
Outstanding at December 31, 2016	612,946	$10.62	4.47
Exercised	(126,634)	10.17	—
Forfeited	—	—	—
Outstanding at December 31, 2017	486,312	$10.73	3.52
Exercisable and vested at December 31, 2017	486,312	$10.73	3.52
Exercisable and vested at December 31, 2016	612,946	$10.62	4.47
Exercisable and vested at December 31, 2015	640,779	$10.59	5.46
Expected to vest at December 31, 2017	486,312	$10.73	3.52
The total intrinsic value of stock options both outstanding and exercisable at December 31, 2017 and December 31, 2016 was $12,016 and $10,577, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $2,301, $461, and $3,452, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

There was no unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2017 or 2016.
Prior to 2014, members of management of the Company had also purchased non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. There were no non-compensatory warrants exercised during the years ended December 31, 2017 and December 31, 2016, respectively. At December 31, 2017 and 2016, there were 32,719 non-compensatory warrants outstanding, respectively.
PBF LLC Series B Units
PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vested in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. The Series B Units fully vested during the year ended December 31, 2013. There was no activity related to the Series B units for the years ended December 31, 2017, 2016 or 2015.
PBF Energy options and restricted stock
The Company grants awards of its Class A common stock under its equity incentive plans which authorize the granting of various stock and stock-related awards to directors, employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plans.
The PBF Energy options and restricted Class A common stock vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The following table summarizes activity for PBF Energy restricted stock for the years ended December 31, 2017, 2016 and 2015.

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	85,288	$31.49
Granted	247,720	30.97
Vested	(38,128)	32.84
Forfeited	—	—
Nonvested at December 31, 2015	294,880	$30.87
Granted	360,820	22.44
Vested	(134,331)	31.43
Forfeited	—	—
Nonvested at December 31, 2016	521,369	$24.89
Granted	762,425	25.86
Vested	(172,978)	24.99
Forfeited	(15,100)	24.18
Nonvested at December 31, 2017	1,095,716	$25.56

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The estimated fair value of PBF Energy options granted during the years ended December 31, 2017, 2016 and 2015 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2017	December 31, 2016	December 31, 2015
Expected life (in years)	6.25	6.25	6.25
Expected volatility	39.5%	39.7%	38.4%
Dividend yield	4.58%	4.73%	3.96%
Risk-free rate of return	2.09%	1.42%	1.58%
Exercise price	$26.52	$26.18	$30.28

The following table summarizes activity for PBF Energy options for the years ended December 31, 2017, 2016 and 2015.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2015	2,401,875	$25.97	8.67
Granted	1,899,500	30.28	10.00
Exercised	(30,000)	25.79	—
Forfeited	(15,000)	26.38	—
Outstanding at December 31, 2015	4,256,375	$27.89	8.32
Granted	1,792,000	26.18	10.00
Exercised	(11,250)	25.86	—
Forfeited	(66,500)	28.74	—
Outstanding at December 31, 2016	5,970,625	$27.37	8.02
Granted	1,638,075	26.52	10.00
Exercised	(462,500)	25.65	—
Forfeited	(263,425)	27.71	—
Outstanding at December 31, 2017	6,882,775	$27.27	7.82
Exercisable and vested at December 31, 2017	2,958,875	$27.58	6.77
Exercisable and vested at December 31, 2016	2,271,375	$27.23	7.21
Exercisable and vested at December 31, 2015	1,136,250	$26.22	7.61
Expected to vest at December 31, 2017	6,882,775	$27.27	7.82
The total estimated fair value of PBF Energy options granted in 2017 and 2016 was $10,913 and $11,346 and the weighted average per unit fair value was $6.66 and $6.33. The total intrinsic value of stock options outstanding and exercisable at December 31, 2017, was $56,656 and $23,665, respectively. The total intrinsic value of stock options outstanding and exercisable at December 31, 2016, was $11,676 and $3,914, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $2,365 and $5, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2017 was $21,809, which will be recognized from 2018 through 2021.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX Phantom Units
PBF GP’s board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “PBFX LTIP”) in connection with the completion of the PBFX Offering. The PBFX LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In the years ended December 31, 2017, 2016 and 2015, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common unit on that date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $6,662 and $5,855 as of December 31, 2017 and 2016, respectively, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2017 and 2016, totaled $13,845 and $12,693, respectively.
A summary of PBFX’s unit award activity for the years ended December 31, 2017, 2016 and 2015 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	275,522	$26.56
Granted	266,360	23.92
Vested	(137,007)	25.83
Forfeited	(1,500)	26.74
Nonvested at December 31, 2015	403,375	$25.06
Granted	284,854	19.95
Vested	(116,349)	25.24
Forfeited	(7,000)	23.20
Nonvested at December 31, 2016	564,880	$22.47
Granted	319,940	20.97
Vested	(217,171)	23.15
Forfeited	(24,875)	21.23
Nonvested at December 31, 2017	642,774	$21.54
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
17. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $23,321, $19,746 and $12,753 for the years ended December 31, 2017, 2016 and 2015, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Defined Benefit and Post-Retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations (the “Supplemental Plan”). The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the balance sheet. The plan assets and benefit obligations are measured as of the balance sheet date.
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
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2017 and 2016 were as follows:

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Pension Plans		Post-Retirement Medical Plan
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$135,508	$100,011	$22,740	$17,729
Service cost	40,572	36,359	1,263	1,047
Interest cost	4,336	3,096	688	528
Plan amendments	462	—	—	2,524
Plan settlements	(4,881)	—	—	—
Benefit payments	(4,034)	(3,449)	(693)	(575)
Actuarial loss (gain)	13,268	(509)	(2,471)	1,487
Projected benefit obligation at end of year	$185,231	$135,508	$21,527	$22,740
Change in plan assets:
Fair value of plan assets at beginning of year	$75,367	$57,502	$—	$—
Actual return on plan assets	14,019	3,995	—	—
Benefits paid	(4,034)	(3,449)	(693)	(575)
Plan settlements	(4,881)	—	—	—
Employer contributions	41,181	17,319	693	575
Fair value of plan assets at end of year	$121,652	$75,367	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$121,652	$75,367	$—	$—
Less benefit obligations at end of year	185,231	135,508	21,527	22,740
Funded status at end of year	$(63,579)	$(60,141)	$(21,527)	$(22,740)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2017 and 2016. The accumulated benefit obligation for the defined benefit plans approximated $148,011 and $108,838 at December 31, 2017 and 2016, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post-Retirement Medical Plan
2018	$9,109	$1,257
2019	10,878	1,512
2020	13,282	1,764
2021	16,636	1,868
2022	20,080	1,867
Years 2023-2027	128,837	9,487
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $34,800 to the Company’s Pension Plans during 2018.
The components of net periodic benefit cost were as follows for the years ended December 31, 2017, 2016 and 2015:

	Pension Benefits			Post-Retirement Medical Plan
	2017	2016	2015	2017	2016	2015
Components of net period benefit cost:
Service cost	$40,572	$36,359	$24,298	$1,263	$1,047	$967
Interest cost	4,336	3,096	2,974	688	528	558
Expected return on plan assets	(5,766)	(4,681)	(3,422)	—	—	—
Settlement (gain)/loss recognized	993	—	—	—	—	—
Amortization of prior service cost	53	53	53	646	541	326
Amortization of actuarial loss (gain)	452	1,043	1,228	—	—	—
Net periodic benefit cost	$40,640	$35,870	$25,131	$2,597	$2,116	$1,851

Lump sum payments made by the Supplemental Plan to employees retiring in 2017 exceeded the Plan’s total service and interest costs expected for 2017. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, the 2017 pension expense includes a settlement expense related to our cumulative lump sum payments made during the year.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
	2017	2016	2015	2017	2016	2015
Prior service costs (credits)	$462	$—	$—	$—	$2,524	$1,533
Net actuarial loss (gain)	5,015	176	(2,220)	(2,471)	1,487	312
Amortization of losses and prior service cost	(1,410)	(1,096)	(1,281)	(646)	(541)	(326)
Total changes in other comprehensive loss (income)	$4,067	$(920)	$(3,501)	$(3,117)	$3,470	$1,519
The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2017, and 2016 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
	2017	2016	2017	2016
Prior service (costs) credits	$(885)	$(476)	$(5,337)	$(5,983)
Net actuarial (loss) gain	(22,544)	(18,975)	593	(1,878)
Total	$(23,429)	$(19,451)	$(4,744)	$(7,861)
The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2017 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2018:

	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service (costs) credits	$(86)	$646
Amortization of net actuarial (loss) gain	(285)	—
Total	$(371)	$646
The weighted average assumptions used to determine the benefit obligations as of December 31, 2017, and 2016 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2017	2016	2017	2016	2017	2016
Discount rate - benefit obligations	3.58%	4.07%	3.55%	4.08%	3.33%	3.68%
Rate of compensation increase	4.53%	4.81%	5.00%	5.50%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015 were as follows:

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rates:
Effective rate for service cost	4.15%	4.15%	4.25%	4.17%	4.17%	4.30%	4.10%	4.10%	4.32%
Effective rate for interest cost	3.38%	3.38%	3.31%	3.20%	3.20%	3.16%	3.11%	3.11%	3.09%
Effective rate for interest on service cost	3.59%	3.59%	3.51%	3.63%	3.63%	3.37%	3.84%	3.84%	4.04%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.81%	4.81%	4.81%	5.50%	5.50%	5.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2017 and 2016 were as follows:

	Post-Retirement Medical Plan
	2017	2016
Health care cost trend rate assumed for next year	6.0%	6.1%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2038	2038
Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical post-retirement benefits:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$15	$(14)
Effect on accumulated post-retirement benefit obligation	307	(291)
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2017 and 2016 by level of fair value hierarchy. Assets categorized in Level 2 of the hierarchy consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient (Level 2)
	December 31,
	2017	2016
Equities:
Domestic equities	$36,582	$23,451
Developed international equities	17,236	10,736
Emerging market equities	8,474	5,164
Global low volatility equities	9,983	6,360
Fixed-income	45,469	29,576
Cash and cash equivalents	3,908	80
Total	$121,652	$75,367
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2017, the plan’s target allocations for plan assets are 54% invested

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

18. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2017	2016	2015
Gasoline and distillates	$18,316,079	$14,017,350	$11,553,716
Feedstocks and other	1,232,627	388,358	315,042
Asphalt and blackoils	1,162,339	699,966	536,496
Chemicals	770,491	554,392	452,304
Lubricants	305,101	260,358	266,371
Total Revenues	$21,786,637	$15,920,424	$13,123,929

19. INCOME TAXES
For periods following PBF Energy’s IPO, PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see “Note 14 - Stockholders’ and Members’ Equity Structure”). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to two subsidiaries of Chalmette Refining and one subsidiary of PBF Holding that are treated as C-Corporations for income tax purposes. As a result, PBF Energy’s consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX apart from the income tax benefit of $7,264 and income tax expense of $1,378 for the years ended December 31, 2017 and 2016, respectively, attributable to those two C-Corporation subsidiaries of Chalmette Refining and income tax benefit of $3,520 and $8,412 for the years ended December 31, 2017 and 2016 attributable to the subsidiary of PBF Holding.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.
In connection with our initial analysis of the impact of the TCJA, the Company has recorded a net tax expense of $20,153 in the year ending December 31, 2017 as further discussed below. It is the Company’s expectation that the other legislative areas within TCJA, such as the Transition Tax and BEAT, will not have a material impact on the provision for income taxes.
The Company does not expect the new legislation to have any impact on the need for a valuation allowance. Given the reversing taxable temporary differences and the history of generating book income, no valuation allowances have been provided. The Company has estimated and recognized the measurement of the tax effects related to the TCJA based on the facts and interpretations of the legislation that currently exist. However, such estimates of the tax effects may be subject to change upon future updates to guidance or interpretations issued by the IRS.
The income tax provision in the PBF Energy consolidated financial statements of operations consists of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Current expense (benefit):
Federal	$1,534	$(87,829)	$77,954
Foreign	75	—	—
State	142	(19,279)	14,378
Total current	1,751	(107,108)	92,332

Deferred expense (benefit):
Federal	250,042	205,502	(27,046)
Foreign	(3,595)	(8,412)	28,157
State	67,386	47,668	(6,718)
Total deferred	313,833	244,758	(5,607)
Total provision for income taxes	$315,584	$137,650	$86,725

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The difference between the PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Provision at Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.6%	4.6%	4.6%
Nondeductible/nontaxable items	0.2%	0.1%	0.2%
Manufacturer’s benefit deduction	—%	1.9%	(2.3)%
Rate differential from foreign jurisdictions	0.3%	1.5%	(6.3)%
Provision to return adjustment	—%	(0.4)%	—%
Adjustment to deferred tax assets and liabilities for change in tax rates	2.8%	1.7%	5.1%
Other	0.3%	0.2%	0.9%
Effective tax rate	43.2%	44.6%	37.2%
The Company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 including the impact of income attributable to noncontrolling interests of $67,914, $54,707 and $49,132 respectively, was 39.5%, 37.9% and 30.7% respectively.

The company made a one-time adjustment to deferred tax assets and liabilities in relation to the TCJA. The net result of the adjustment was a charge of approximately $20,153, or an increase to the tax rate of 2.8%. Under GAAP, the Company is required to recognize the effect of the TCJA in the period of enactment. The net income tax expense consists of a net tax expense of $193,499 associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets and a net tax benefit of $173,346 for the reduction of our deferred tax liabilities as a result of the TCJA.

Adjustments to deferred tax assets and liabilities for changes in tax rates in 2016 and 2015 were a result of changes in business mix, including the 2016 acquisition of the Torrance refinery and related logistics assets in California.

For years starting before January 1, 2018, the Company’s foreign earnings are taxed at a lower income tax rate as compared to its domestic operations.  Accordingly, the Company recognized an income tax expense in 2017 as its foreign entity’s operations resulted in a loss.

For financial reporting purposes, income (loss) before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

United States	$749,559	$343,875	$170,829
Foreign	(18,458)	(35,414)	62,297
Total income before income taxes attributable to PBF Energy Inc. stockholders	$731,101	$308,461	$233,126

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

A summary of the components of deferred tax assets and deferred tax liabilities follows:

	December 31, 2017	December 31, 2016
Deferred tax assets
Purchase interest step-up	$325,405	$639,340
Inventory	—	90,133
Pension, employee benefits and compensation	40,455	42,573
Hedging	24,175	8,696
Net operating loss carry forwards	137,887	128,283
Environmental liabilities	38,388	73,031
Other	3,709	5,859
Total deferred tax assets	570,019	987,915
Valuation allowances	—	—
Total deferred tax assets, net	570,019	987,915

Deferred tax liabilities
Property, plant and equipment	528,336	628,373
Inventory	21,200	22,269
Other	—	3,666
Total deferred tax liabilities	549,536	654,308
Net deferred tax assets	$20,483	$333,607

As of December 31, 2017, PBF Energy has federal and state income tax net operating loss carry forwards of $528,241 and $459,228, respectively, which will expire at various dates from 2027 through 2037. The Company has not recorded any valuation allowance against these assets, as it is deemed “more likely than not” that the deferred tax assets will be realized, based on the Company’s historical earnings, forecasted income, and the reversal of temporary differences.
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2014
New Jersey	2013
Michigan	2013
Delaware	2014
Indiana	2014
Pennsylvania	2014
New York	2014
Louisiana	2015
California	2016
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2017, 2016 and 2015 are presented below. In connection with the contribution by PBF LLC of the limited liability interests of PNGPC to PBFX, the accompanying segment information has been retrospectively adjusted to include the historical results of PNGPC in the Logistics segment for all periods presented prior to such contribution.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Year Ended December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$21,772,478	$254,813	$—	$(240,654)	$21,786,637
Depreciation and amortization expense	254,161	23,831	12,964	—	290,956
Income (loss) from operations (1)	808,021	148,215	(211,453)	(14,565)	730,218
Interest expense, net	4,695	33,363	116,369	—	154,427
Capital expenditures (2)	634,013	89,539	3,483	—	727,035

	Year Ended December 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,908,537	$187,335	$—	$(175,448)	$15,920,424
Depreciation and amortization expense	201,358	14,983	5,835	—	222,176
Income (loss) from operations (1)	551,810	110,822	(158,070)	(5,679)	498,883
Interest expense, net	2,938	30,433	116,674	—	150,045
Capital expenditures (3)	1,471,291	121,351	20,229	—	1,612,871

	Year Ended December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,123,929	$142,102	$—	$(142,102)	$13,123,929
Depreciation and amortization expense	180,045	7,684	9,688	—	197,417
Income (loss) from operations	442,550	94,859	(177,298)	—	360,111
Interest expense, net	17,061	21,254	67,872	—	106,187
Capital expenditures (4)	968,438	3,503	9,139	—	981,080

	Balance at December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (5)	$7,298,049	$737,550	$123,211	$(40,817)	$8,117,993

	Balance at December 31, 2016
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (5)	$6,419,950	$756,861	$482,979	$(37,863)	$7,621,927

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

(2)	The Logistic segment includes capital expenditures of $10,097 for the acquisition of the Toledo Products Terminal by PBFX on April 17, 2017.

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

(4)
The Refining segment includes capital expenditures of $565,304 for the acquisition of the Chalmette refinery on November 1, 2015, excluding the working capital settlement of $2,659 that was finalized in the first quarter of 2016.

(5)
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per Class A common share attributable to PBF Energy for the periods presented:

	Year Ended December 31,
Basic Earnings Per Share:	2017	2016	2015
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$415,517	$170,811	$146,401
Less: Income allocated to participating securities	1,043	—	—
Income available to PBF Energy Inc. stockholders - basic	$414,474	$170,811	$146,401
Denominator for basic net income per Class A common share-weighted average shares	109,779,407	98,334,302	88,106,999
Basic net income attributable to PBF Energy per Class A common share	$3.78	$1.74	$1.66

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$414,474	$170,811	$146,401
Plus: Net income attributable to noncontrolling interest (1)	16,746	14,903	14,257
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(6,633)	(5,821)	(5,646)
Numerator for diluted net income per Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$424,587	$179,893	$155,012

Denominator (1):
Denominator for basic net income per Class A common share-weighted average shares	109,779,407	98,334,302	88,106,999
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	3,823,783	4,865,133	5,530,568
Common stock equivalents (2)	295,655	407,274	501,283
Denominator for diluted net income per Class A common share-adjusted weighted average shares	113,898,845	103,606,709	94,138,850
Diluted net income attributable to PBF Energy Inc. stockholders per Class A common share	$3.73	$1.74	$1.65

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

——————————

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax (based on a 39.6%, 39.1% and 39.6% statutory tax rate for the years ended December 31, 2017, 2016 and 2015) attributable to the converted units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options and warrants to purchase 6,820,275, 5,701,750 and 2,943,750 shares of PBF Energy Class A common stock because they are anti-dilutive for the years ended December 31, 2017, 2016 and 2015, respectively.

22. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2017 and 2016.

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

	As of December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2017 and 2016, $9,593 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$(84)	$3,543
Purchases	—	—
Settlements	45	(1,149)
Unrealized gain (loss) included in earnings	39	(2,478)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$(84)

There were no transfers between levels during the years ended December 31, 2017 and 2016, respectively.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Carrying value		Fair value	Carrying value	Fair value
Senior notes due 2025 (a)	$725,000		$763,945	$—	$—
Senior notes due 2023 (a) (d)	500,000		522,101	500,000	498,801
Senior secured notes due 2020 (a)	—		—	670,867	696,098
PBFX senior notes (a)	528,374		544,118	350,000	346,135
PBFX Term Loan (b)	—		—	39,664	39,664
PBF Rail Term Loan (b)	28,366		28,366	35,000	35,000
Catalyst leases (c)	59,048		59,048	45,969	45,969
PBFX Revolving Credit Facility (b)	29,700		29,700	189,200	189,200
Revolving Loan (b)	350,000		350,000	350,000	350,000
	2,220,488		2,297,278	2,180,700	2,200,867
Less - Current debt	(10,987)	(c)	(10,987)	(39,664)	(39,664)
Less - Unamortized deferred financing costs	(34,459)		n/a	(32,466)	n/a
Long-term debt	$2,175,042		$2,286,291	$2,108,570	$2,161,203

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Notes, Senior Secured Notes and PBFX Senior Notes.
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. On October 5, 2017 Delaware City Refining entered into two platinum bridge leases which will expire in 2018. The leases are payable at maturity and will not be renewed. The total outstanding balance related to these bridge leases as of December 31, 2017 was $10,987 and is included in Current debt on our Consolidated balance sheet.
(d) As discussed in “Note 9 - Credit Facility and Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of December 31, 2017, there were 3,000,142 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2017, there were 22,348,000 barrels of crude oil and 1,989,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2017 and December 31, 2016 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(13,779)
For the year ended December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,453)
For the year ended December 31, 2015
Derivatives included with inventory supply arrangement obligations	Cost of products and other	$(4,251)
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(59,323)

Derivatives not designated as hedging instruments:
For the year ended December 31, 2017:
Commodity contracts	Cost of products and other	$(85,443)
For the year ended December 31, 2016:
Commodity contracts	Cost of products and other	$(55,557)
For the year ended December 31, 2015
Commodity contracts	Cost of products and other	$32,416

Hedged items designated in fair value hedges:
For the year ended December 31, 2017:
Intermediate and refined product inventory	Cost of products and other	$13,779
For the year ended December 31, 2016:
Intermediate and refined product inventory	Cost of products and other	$29,453
For the year ended December 31, 2015
Crude oil and feedstock inventory	Cost of products and other	$4,251
Intermediate and refined product inventory	Cost of products and other	$59,323

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2017, 2016 and 2015.

24. SUBSEQUENT EVENTS
Dividend Declared
On February 15, 2018, the Company announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on March 14, 2018 to Class A common stockholders of record as of February 28, 2018.
PBFX Distributions
On February 15, 2018, the Board of Directors of PBF GP announced a distribution of $0.4850 per unit on outstanding common units of PBFX. The distribution is payable on March 14, 2018 to PBFX unit holders of record as of February 28, 2018.

PBF ENERGY INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(unaudited, in thousands)
The following table summarizes quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts).

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$4,754,473	$5,017,225	$5,478,951	$6,535,988
Income (loss) from operations	694	(111,149)	587,157	253,516
Net income (loss)	(20,030)	(104,151)	347,226	260,386
Net income (loss) attributable to PBF Energy Inc. stockholders	(31,077)	(109,663)	314,365	241,892
Earnings (loss) per common share - assuming dilution	$(0.29)	$(1.01)	$2.85	$2.14

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$2,800,185	$3,858,467	$4,513,204	$4,748,568
Income (loss) from operations	(5,424)	234,770	129,710	139,827
Net income (loss)	(23,336)	120,648	56,444	71,762
Net income (loss) attributable to PBF Energy Inc. stockholders	(29,388)	103,530	42,111	54,558
Earnings (loss) per common share -assuming dilution	$(0.30)	$1.06	$0.43	$0.54

During the three months ended December 31, 2017, the Company recorded an adjustment to the lower of cost or market which resulted in a net pre-tax income benefit of $197,589 reflecting the change in the lower of cost or market inventory reserve from $498,045 at September 30, 2017 to approximately $300,456 at December 31, 2017. During the three months ended December 31, 2016, the Company recorded an adjustment to the lower of cost or market which resulted in a net pre-tax income benefit of $200,515 reflecting the change in the lower of cost or market inventory reserve from $796,503 at September 30, 2016 to approximately $595,988 at December 31, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 22, 2018

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board	February 22, 2018
(Thomas J. Nimbley)	of Directors (Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 22, 2018
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 22, 2018
(John Barone)	(Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 22, 2018
(Spencer Abraham)

/s/ Wayne Budd	Director	February 22, 2018
(Wayne Budd)

/s/ Gene Edwards	Director	February 22, 2018
(Gene Edwards)

/s/ William Hantke	Director	February 22, 2018
(William Hantke)

/s/ Edward F. Kosnik	Director	February 22, 2018
(Edward F. Kosnik)

/s/ Robert J. Lavinia	Director	February 22, 2018
(Robert J. Lavinia)

/s/ Kimberly Lubel	Director	February 22, 2018
(Kimberly Lubel)

/s/ George Ogden	Director	February 22, 2018
(George Ogden)