Form 10-Q
period 2018-03-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2018-05-03
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35764
Commission File Number: 333-206728-02

PBF ENERGY INC.
PBF ENERGY COMPANY LLC
(Exact name of registrant as specified in its charter)

DELAWARE	45-3763855
DELAWARE	61-1622166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
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

PBF Energy Inc.         Yes [x] No [ ]
PBF Energy Company LLC    Yes [ ] No [x]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PBF Energy Inc.         Yes [x] No [ ]
PBF Energy Company LLC    Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

PBF Energy Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
PBF Energy Company LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
PBF Energy Inc.         ☐
PBF Energy Company LLC     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PBF Energy Inc.         Yes [ ] No [x]
PBF Energy Company LLC    Yes [ ] No [x]
As of April 30, 2018, PBF Energy Inc. had outstanding 112,229,546 shares of Class A common stock and 22 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 97.2% of the outstanding economic interest in, PBF Energy Company LLC. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
This combined Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 97.2% of the outstanding economic interests in PBF LLC as of March 31, 2018. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2018, PBF LLC also holds a 44.1% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2017 of PBF Energy, which we refer to as our 2017 Annual Report on Form 10-K, the PBF LLC financial statements for the year ended December 31, 2017 filed with PBF Logistics LP’s Registration Statement on Form S-4 filed on March 13, 2018 by PBFX Logistics LP, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•payments by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under our Tax Receivable Agreement (as defined in “Note 9 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements) for certain tax benefits we may claim;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $22,009 and $19,664, respectively)	$362,963	$573,021
Accounts receivable	831,055	952,552
Inventories	2,579,744	2,213,797
Prepaid and other current assets	87,973	63,589
Total current assets	3,861,735	3,802,959
Property, plant and equipment, net (PBFX: $670,261 and $673,823, respectively)	3,493,021	3,479,213
Deferred tax assets	47,265	53,638
Deferred charges and other assets, net	880,342	782,183
Total assets	$8,282,363	$8,117,993
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$666,806	$578,551
Accrued expenses	1,889,080	1,814,854
Deferred revenue	6,362	8,933
Note payable	4,410	5,621
Current debt	11,032	10,987
Total current liabilities	2,577,690	2,418,946
Long-term debt (PBFX: $539,456 and $548,793, respectively)	2,165,604	2,175,042
Payable to related parties pursuant to Tax Receivable Agreement	366,547	362,142
Deferred tax liabilities	32,459	33,155
Other long-term liabilities	224,238	225,759
Total liabilities	5,366,538	5,215,044
Commitments and contingencies (Note 9)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 111,118,981 shares outstanding at March 31, 2018, 110,565,531 shares outstanding at December 31, 2017	95	95
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 22 shares outstanding at March 31, 2018, 25 shares outstanding at December 31, 2017	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2018 and December 31, 2017	—	—
Treasury stock, at cost, 6,165,033 shares outstanding at March 31, 2018 and 6,132,884 shares outstanding at December 31, 2017	(153,602)	(152,585)
Additional paid in capital	2,294,692	2,277,739
Retained earnings	233,830	236,786
Accumulated other comprehensive loss	(25,134)	(25,381)
Total PBF Energy Inc. equity	2,349,881	2,336,654
Noncontrolling interest	565,944	566,295
Total equity	2,915,825	2,902,949
Total liabilities and equity	$8,282,363	$8,117,993

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$5,802,776	$4,754,473

Cost and expenses:
Cost of products and other	5,132,102	4,196,767
Operating expenses (excluding depreciation and amortization expense as reflected below)	426,135	451,266
Depreciation and amortization expense	83,273	59,170
Cost of sales	5,641,510	4,707,203
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	62,813	43,830
Depreciation and amortization expense	2,714	1,762
Loss on sale of assets	79	883
Total cost and expenses	5,707,116	4,753,678

Income from operations	95,660	795

Other income (expense):
Change in fair value of catalyst leases	13	(2,588)
Interest expense, net	(43,198)	(37,183)
Other non-service components of net periodic benefit cost	278	(101)
Income (loss) before income taxes	52,753	(39,077)
Income tax expense (benefit)	10,942	(19,047)
Net income (loss)	41,811	(20,030)
Less: net income attributable to noncontrolling interests	11,445	11,047
Net income (loss) attributable to PBF Energy Inc. stockholders	$30,366	$(31,077)

Weighted-average shares of Class A common stock outstanding
Basic	110,820,379	108,760,374
Diluted	115,193,491	108,760,374
Net income (loss) available to Class A common stock per share:
Basic	$0.27	$(0.29)
Diluted	$0.27	$(0.29)

Dividends per common share	$0.30	$0.30

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$41,811	$(20,030)
Other comprehensive income:
Unrealized gain on available for sale securities	—	27
Net gain on pension and other post-retirement benefits	254	287
Total other comprehensive income	254	314
Comprehensive income (loss)	42,065	(19,716)
Less: comprehensive income attributable to noncontrolling interests	11,452	11,057
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$30,613	$(30,773)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$41,811	$(20,030)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	87,993	63,527
Stock-based compensation	5,072	6,025
Change in fair value of catalyst leases	(13)	2,588
Deferred income taxes	10,859	(19,520)
Non-cash change in inventory repurchase obligations	8,825	(23,124)
Non-cash lower of cost or market inventory adjustment	(87,653)	16,039
Pension and other post-retirement benefit costs	11,845	10,560
Loss on sale of assets	79	883

Changes in operating assets and liabilities:
Accounts receivable	121,497	9,962
Inventories	(278,294)	(238,437)
Prepaid and other current assets	(24,384)	54,247
Accounts payable	31,907	(187,042)
Accrued expenses	(8,278)	193,874
Deferred revenue	(2,571)	(9,343)
Other assets and liabilities	(4,128)	(25,573)
Net cash used in operations	(85,433)	(165,364)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(24,936)	(109,726)
Expenditures for deferred turnaround costs	(58,800)	(64,371)
Expenditures for other assets	(9,544)	(14,847)
Purchase of marketable securities	—	(75,036)
Maturities of marketable securities	—	75,006
Net cash used in investing activities	$(93,280)	$(188,974)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members other than PBF Energy	$(972)	$(1,152)
Distributions to PBFX public unit holders	(11,369)	(10,487)
Dividend payments	(33,226)	(32,900)
Repayments of PBFX revolver borrowings	(9,700)	—
Repayments of PBFX Term Loan borrowings	—	(39,664)
Repayments of PBF Rail Term Loan	(1,686)	(1,642)
Proceeds from revolver borrowings	—	200,000
Repayments of revolver borrowings	—	(200,000)
Repayment of note payable	(1,211)	—
Proceeds from insurance premium financing	27,836	—
Purchase of treasury stock	(1,017)	—
Net cash used in financing activities	(31,345)	(85,845)

Net decrease in cash and cash equivalents	(210,058)	(440,183)
Cash and cash equivalents, beginning of period	573,021	746,274
Cash and cash equivalents, end of period	$362,963	$306,091

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$129,416	$55,470

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $22,009 and $19,664, respectively)	$361,513	$562,036
Accounts receivable	831,055	952,552
Inventories	2,579,744	2,213,797
Prepaid and other current assets	87,973	51,799
Total current assets	3,860,285	3,780,184

Property, plant and equipment, net (PBFX: $670,261 and $673,823, respectively)	3,493,021	3,479,213
Deferred charges and other assets, net	875,638	779,588
Total assets	$8,228,944	$8,038,985

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$666,806	$578,551
Accrued expenses	1,902,161	1,824,394
Deferred revenue	6,362	8,933
Note payable	4,410	5,621
Current debt	11,032	10,987
Total current liabilities	2,590,771	2,428,486

Long-term debt (PBFX: $539,456 and $548,793, respectively)	2,165,604	2,175,042
Affiliate note payable	310,201	292,844
Deferred tax liabilities	32,459	33,155
Other long-term liabilities	224,265	225,845
Total liabilities	5,323,300	5,155,372

Commitments and contingencies (Note 9)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5,110	5,110
PBF Energy Company LLC equity:
Series A Units, 3,240,062 and 3,767,464 issued and outstanding, as of March 31, 2018 and December 31, 2017, no par or stated value	35,953	40,058
Series C Units, 111,140,212 and 110,586,762 issued and outstanding, as of March 31, 2018 and December 31, 2017, no par or stated value	1,664,359	1,654,999
Treasury stock, at cost	(153,602)	(152,585)
Retained earnings	925,088	906,875
Accumulated other comprehensive loss	(26,682)	(26,936)
Total PBF Energy Company LLC equity	2,445,116	2,422,411
Noncontrolling interest	455,418	456,092
Total equity	2,900,534	2,878,503
Total liabilities, Series B units and equity	$8,228,944	$8,038,985

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Revenues	$5,802,776	$4,754,473

Cost and expenses:
Cost of products and other	5,132,102	4,196,767
Operating expenses (excluding depreciation and amortization expense as reflected below)	426,135	451,266
Depreciation and amortization expense	83,273	59,170
Cost of sales	5,641,510	4,707,203
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	62,561	43,794
Depreciation and amortization expense	2,714	1,762
Loss on sale of assets	79	883
Total cost and expenses	5,706,864	4,753,642

Income from operations	95,912	831

Other income (expense):
Change in fair value of catalyst leases	13	(2,588)
Interest expense, net	(45,161)	(39,561)
Other non-service components of net periodic benefit cost	278	(101)
Income (loss) before income taxes	51,042	(41,419)
Income tax (benefit) expense	(701)	434
Net income (loss)	51,743	(41,853)
Less: net income attributable to noncontrolling interests	10,157	12,903
Net income (loss) attributable to PBF Energy Company LLC	$41,586	$(54,756)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$51,743	$(41,853)
Other comprehensive income:
Unrealized gain on available for sale securities	—	27
Net gain on pension and other post-retirement benefits	254	287
Total other comprehensive income	254	314
Comprehensive income (loss)	51,997	(41,539)
Less: comprehensive income attributable to noncontrolling interests	10,157	12,903
Comprehensive income (loss) attributable to PBF Energy Company LLC	$41,840	$(54,442)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$51,743	$(41,853)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	87,993	63,527
Stock-based compensation	5,072	6,025
Change in fair value of catalyst leases	(13)	2,588
Deferred income taxes	(696)	(38)
Non-cash change in inventory repurchase obligations	8,825	(23,124)
Non-cash lower of cost or market inventory adjustment	(87,653)	16,039
Pension and other post-retirement benefit costs	11,845	10,560
Loss on sale of assets	79	883

Changes in operating assets and liabilities:
Accounts receivable	121,497	9,962
Inventories	(278,294)	(238,437)
Prepaid and other current assets	(36,174)	(28,690)
Accounts payable	31,907	(187,042)
Accrued expenses	(13,549)	190,796
Deferred revenue	(2,571)	(9,343)
Other assets and liabilities	(4,187)	(25,511)
Net cash used in operations	(104,176)	(253,658)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(24,936)	(109,726)
Expenditures for deferred turnaround costs	(58,800)	(64,371)
Expenditures for other assets	(9,544)	(14,847)
Purchase of marketable securities	—	(75,036)
Maturities of marketable securities	—	75,006
Net cash used in investing activities	$(93,280)	$(188,974)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$(34,198)	$(34,052)
Distributions to PBFX public unit holders	(11,369)	(10,487)
Repayments of PBFX revolver borrowings	(9,700)	—
Repayments of PBFX Term Loan borrowings	—	(39,664)
Repayments of PBF Rail Term Loan	(1,686)	(1,642)
Proceeds from revolver borrowings	—	200,000
Repayments of revolver borrowings	—	(200,000)
Repayment of note payable	(1,211)	—
Proceeds from affiliate loan with PBF Energy Inc.	28,278	72,000
Proceeds from insurance premium financing	27,836	—
Repurchase of treasury stock	(1,017)	—
Net cash used in financing activities	(3,067)	(13,845)

Net decrease in cash and cash equivalents	(200,523)	(456,477)
Cash and cash equivalents, beginning of period	562,036	734,962
Cash and cash equivalents, end of period	$361,513	$278,485

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$129,416	$55,470

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
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
PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC and PBF Holding, are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of the Notes to Condensed Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted in such footnotes.
As of March 31, 2018, PBF LLC also holds a 44.1% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to “Note 3 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
As of March 31, 2018, the Company owns 111,140,212 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially own 3,240,062 PBF LLC Series A Units. As of March 31, 2018, the holders of the Company’s issued and outstanding shares of Class A common stock have 97.2% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 2.8% of the voting power in the Company.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the PBF Energy financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 and the PBF LLC financial statements for the year ended December 31, 2017 included in the Registration Statement on Form S-4 filed on March 13, 2018 by PBF Logistics LP. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
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
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income or statements of cash flows. Presented below is a summary of the effects of this revised presentation on the Company’s historical statements of operations for the three months ended March 31, 2017 (in thousands):

PBF Energy	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$4,196,767	—	$4,196,767
Operating expenses (excluding depreciation and amortization expense as reflected below)	451,266	—	451,266
Depreciation and amortization expense	—	59,170	59,170
Cost of sales			4,707,203
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	43,830	—	43,830
Depreciation and amortization expense	60,932	(59,170)	1,762
Loss on sale of assets	883	—	883
Total cost and expenses	$4,753,678		$4,753,678

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Recently Adopted Accounting Guidance
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See “Note 2 - Revenues” for further details.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other non-service components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the new guidance retrospectively in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2018 and March 31, 2017, the Company recorded income of $278 and expense of $101, respectively, within Other income (expense) for the non-service cost components of net periodic benefit cost that were historically recorded within Operating expenses.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company’s adoption of this guidance did not materially impact its condensed consolidated financial statements.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”) The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, the Company will not early adopt this Updated Lease Guidance. The Company has established a working group to study and lead implementation of the Updated Lease Guidance. This working group has instituted a task plan designed to meet the implementation deadline for ASU 2016-02. The Company has also evaluated and purchased a lease software system and has begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on its consolidated financial statements and related disclosures and the impact on its business processes and controls. At this time, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating recognition of the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures at this time.
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

2. REVENUES
Adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”
Prior to January 1, 2018, the Company recognized revenue from customers when all of the following criteria were met:  (i) persuasive evidence of an exchange arrangement existed, (ii) delivery had occurred or services had been rendered, (iii) the buyer’s price was fixed or determinable and (iv) collectability was reasonably assured. Amounts billed in advance of the period in which the service was rendered or product delivered were recorded as deferred revenue.
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers as detailed below.
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the three months ended March 31, 2018. The Company has applied ASC 606 only to those contracts that were not complete

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
As noted in “Note 14 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
Refining Segment:
Gasoline and distillates	$4,994,320	$4,088,811
Feedstocks and other	238,709	224,410
Asphalt and blackoils	308,861	185,128
Chemicals	176,108	184,423
Lubricants	81,603	67,425
Total	5,799,601	4,750,197
Logistics Segment:
Logistics	64,039	60,477
Total revenue prior to eliminations	5,863,640	4,810,674
Eliminations of intercompany revenue	(60,864)	(56,201)
Total Revenues	$5,802,776	$4,754,473

The majority of the Company’s revenues are generated from the sale of refined petroleum products reported in the Refining segment. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when their performance obligation to their customers is fulfilled. Delivery and transfer in title are specifically agreed to between the Company and customers within the contracts. The Refining segment also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
Logistics segment revenue is generated by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments, as applicable, or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. A majority of the Company’s logistics revenues are generated between intercompany transactions and are eliminated on consolidation.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Nonmonetary transactions
The Company enters into nonmonetary exchanges between entities in the same line of business that are made to facilitate sales to customers other than the parties in the exchange. These types of transactions are common for the Company, and may include exchange agreements with other downstream oil and gas entities, such as crude oil swaps for refining use or refined products swaps for sales to wholesalers or retailers.
In addition, the Company often engages in buy/sell arrangements, which involve purchases and sales of inventory with the same counterparty that may be entered into in contemplation of one another and treated as a single exchange transaction. The Company accounts for these transaction on a net basis under FASB ASC Topic 845, “Nonmonetary Transactions”. These transactions accounted for $35,871 of our revenue for the three months ended March 31, 2018.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of our performance, including amounts which are refundable. Deferred revenue was $6,362 and $8,933 as of March 31, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations for the comparative periods.
Our payment terms vary by the type and location of our customer and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Significant Judgment and Practical Expedients
For performance obligations related to sales of products, the Company has determined that customers are able to direct the use of, and obtain substantially all of the benefits from, the products at the point in time that the products are delivered. The Company has determined that the transfer of control upon delivery to the customer’s requested destination accurately depicts the transfer of goods. Upon the delivery of the products and transfer of control, the Company generally has the present right to payment and the customers bear the risks and rewards of ownership of the products. We have elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of March 31, 2018, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of March 31, 2018, PBF LLC holds a 44.1% limited partner interest in PBFX consisting of 18,459,497 common units, with the remaining 55.9% limited partner interest held by public unit holders. PBF LLC also owns all of the

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
4. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of March 31, 2018 and December 31, 2017, PBF Energy’s equity interest in PBF LLC represented approximately 97.2% and 96.7%, respectively, of the outstanding interests.
PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the condensed consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the condensed consolidated balance sheets represents the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy.
The noncontrolling interest ownership percentages in PBF LLC as of March 31, 2018 and December 31, 2017 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2017	3,767,464	110,565,531	114,332,995
	3.3%	96.7%	100.0%
March 31, 2018	3,240,062	111,118,981	114,359,043
	2.8%	97.2%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC holds a 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public common unit holders as of March 31, 2018. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX, and records a noncontrolling interest for the economic interest in PBFX held by the public common unit holders. Noncontrolling interest on the condensed consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBFX held by the public common unit holders of PBFX other than PBF Energy (through its ownership in PBF LLC). Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of PBFX attributable to the public common unit holders of PBFX.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentages in PBFX as of March 31, 2018 and December 31, 2017, are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2017	23,441,211	18,459,497	41,900,708
	55.9%	44.1%	100.0%
March 31, 2018	23,441,211	18,459,497	41,900,708
	55.9%	44.1%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the three months ended March 31, 2018 and 2017 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $(68) and $113, respectively.
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2018 and 2017, respectively:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336,654	$110,203	$10,808	$445,284	$2,902,949
Comprehensive income (loss)	30,613	1,295	(68)	10,225	42,065
Dividends and distributions	(33,322)	(972)	—	(11,665)	(45,959)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	777	—	—	—	777
Equity-based compensation awards	4,238	—	—	834	5,072
Other	10,921	—	—	—	10,921
Balance at March 31, 2018	$2,349,881	$110,526	$10,740	$444,678	$2,915,825

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,025,044	$98,671	$12,513	$434,456	$2,570,684
Comprehensive (loss) income	(30,773)	(1,846)	113	12,790	(19,716)
Dividends and distributions	(32,900)	(1,152)	—	(10,714)	(44,766)
Equity-based compensation awards	5,345	—	—	680	6,025
Other	—	—	—	(4)	(4)
Balance at March 31, 2017	$1,966,716	$95,673	$12,626	$437,208	$2,512,223
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the three months ended March 31, 2018 and 2017, respectively:

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422,411	$10,808	$445,284	$2,878,503
Comprehensive income (loss)	41,840	(68)	10,225	51,997
Dividends and distributions	(34,294)	—	(11,665)	(45,959)
Equity-based compensation awards	4,238	—	834	5,072
Other	10,921	—	—	10,921
Balance at March 31, 2018	$2,445,116	$10,740	$444,678	$2,900,534

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,040,851	$12,513	$434,456	$2,487,820
Comprehensive income	(54,442)	113	12,790	(41,539)
Dividends and distributions	(34,052)	—	(10,714)	(44,766)
Equity-based compensation awards	5,345	—	680	6,025
Other	(3)	—	(4)	(7)
Balance at March 31, 2017	$1,957,699	$12,626	$437,208	$2,407,533
Share Activity
The following table presents the changes in PBF Energy Class A common stock and treasury stock outstanding:

	Three Months Ended March 31, 2018		Year Ended December 31, 2017
	Class A Common Stock	Treasury Stock	Class A Common Stock	Treasury Stock
Balance at beginning of period	110,565,531	6,132,884	109,204,047	6,087,963
Treasury stock purchases (1)	(32,149)	32,149	—	44,921
Stock based compensation	1,054	—	702,404	—
Exercise of options and warrants	45,257	—	462,500	—
Exchange of PBF LLC Series A units for shares of Class A common stock	539,288	—	196,580	—
Balance at end of period	111,118,981	6,165,033	110,565,531	6,132,884
_____
(1) Includes shares repurchased from participants in connection with the vesting of equity awards granted under the Company’s stock compensation plans to cover employee income tax liabilities.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table presents the changes in PBF LLC Series C Units and Series A Units outstanding:

	Three Months Ended March 31, 2018		Year Ended December 31, 2017
	Series A Units	Series C Units	Series A Units	Series C Units
Balance at beginning of period	3,767,464	110,586,762	3,920,902	109,204,047
Exercise of Series A warrants and options	11,886	45,257	64,373	462,500
Exchange of Series A units for PBF Energy Class A common stock	(539,288)	539,288	(196,580)	217,811
Grant of restricted shares	—	1,054	—	702,404
Surrender of units for tax withholding	—	(32,149)	—	—
Redemption of Series A units by PBF Energy	—	—	(21,231)	—
Balance at end of period	3,240,062	111,140,212	3,767,464	110,586,762

5. INVENTORIES
Inventories consisted of the following:

March 31, 2018
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,271,675	$—	$1,271,675
Refined products and blendstocks	1,069,309	350,953	1,420,262
Warehouse stock and other	100,610	—	100,610
	$2,441,594	$350,953	$2,792,547
Lower of cost or market adjustment	(149,406)	(63,397)	(212,803)
Total inventories	$2,292,188	$287,556	$2,579,744

December 31, 2017
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797
Inventory under inventory intermediation agreements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
During the three months ended March 31, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $87,653 and $64,504, respectively,

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

reflecting the net change in the lower of cost or market inventory reserve from $300,456 at December 31, 2017 to $212,803 at March 31, 2018.
During the three months ended March 31, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $16,039 and $9,726, respectively, reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $612,027 at March 31, 2017.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy	March 31, 2018	December 31, 2017
Inventory-related accruals	$1,014,632	$1,151,810
Inventory intermediation agreements	273,583	244,287
Accrued transportation costs	158,785	64,400
Excise and sales tax payable	126,872	118,515
Accrued capital expenditures	73,028	18,765
Renewable energy credit and emissions obligations	48,015	26,231
Accrued interest	43,924	14,080
Customer deposits	31,576	16,133
Accrued utilities	30,921	42,189
Accrued refinery maintenance and support costs	23,284	35,674
Accrued salaries and benefits	13,577	58,589
Environmental liabilities	7,464	8,289
Other	43,419	15,892
Total accrued expenses	$1,889,080	$1,814,854

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF LLC	March 31, 2018	December 31, 2017
Inventory-related accruals	$1,014,632	$1,151,810
Inventory intermediation agreements	273,583	244,287
Accrued transportation costs	158,785	64,400
Excise and sales tax payable	126,872	118,515
Accrued capital expenditures	73,028	18,765
Accrued interest	55,188	23,419
Renewable energy credit and emissions obligations	48,015	26,231
Customer deposits	31,576	16,133
Accrued utilities	30,921	42,189
Accrued refinery maintenance and support costs	23,284	35,674
Accrued salaries and benefits	13,577	58,589
Environmental liabilities	7,464	8,289
Other	45,236	16,093
Total accrued expenses	$1,902,161	$1,824,394
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron. As of March 31, 2018 and December 31, 2017, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
7. AFFILIATE NOTE PAYABLE - PBF LLC
As of March 31, 2018 and December 31, 2017, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $310,201 and $292,844, respectively. The notes have an interest rate of 2.5% and a 5-year term but may be prepaid in whole or in part at any time, at the option of the payor without penalty or premium.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

8. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 97.2% as of March 31, 2018 and approximately 96.7% as of December 31, 2017). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Ltd, that are treated as C-Corporations for income tax purposes.
The income tax expense (benefit) in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended March 31,
	2018	2017
Current income tax expense	$83	$473
Deferred income tax expense (benefit)	10,859	(19,520)
Total income tax expense (benefit)	$10,942	$(19,047)

Income tax expense (benefit) is based on income (loss) before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended March 31,
	2018	2017
Provision at Federal statutory rate	21.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.5%	4.4%
Nondeductible/nontaxable items	0.2%	0.2%
Rate differential from foreign jurisdictions	—%	0.1%
Foreign tax rate change	—%	(1.7)%
Other	(0.2)%	—%
Effective tax rate	26.5%	38.0%
PBF Energy’s effective income tax rate for the three months ended March 31, 2018, including the impact of income attributable to noncontrolling interests of $11,445 was 20.7%. PBF Energy’s effective income tax rate for the three months ended March 31, 2017, including the impact of income attributable to noncontrolling interests of $11,047 was 48.7%.
The decrease in effective tax rate when comparing the three month period ended March 31, 2018 to the three month period ended March 31, 2017 is primarily driven by the Tax Cuts and Jobs Act (“TCJA”), which was effective as of January 1, 2018. The TCJA significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%. In connection with the enactment of the TCJA, the Company recorded a net tax expense of $20,153 in the year ending December 31, 2017. It is the Company’s expectation that the other legislative areas within TCJA, such as the Transition Tax and the Global Low-Taxed Intangible Income, will not have a material impact on the provision for income taxes.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The income tax expense (benefit) in the PBF LLC condensed consolidated financial statements of operations consists of the following:

	Three Months Ended March 31,
	2018	2017
Current income tax (benefit) expense	$(5)	$472
Deferred income tax benefit	(696)	(38)
Total income tax (benefit) expense	$(701)	$434

The Company has determined there are no material uncertain tax positions as of March 31, 2018. The Company does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,719 recorded as of March 31, 2018 ($10,282 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of March 31, 2018 and December 31, 2017, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time the Company acquired Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

approximately $741, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/ explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $136,194 as of March 31, 2018 ($136,487 as of December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA and the California Department of Toxic Substances Control (“DTSC”) conducted inspections following the acquisition related to Torrance operations and issued preliminary findings concerning potential operational violations. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under the Resource Conservation and Recovery Act with respect to the alleged violations from EPA’s and DTSC’s inspections. On March 2, 2018, DTSC issued an order to correct alleged violations relating to the accumulation of oil bearing materials. Torrance and DTSC are in discussions to resolve the alleged violations in the order.  In the context of these discussions DTSC has indicated potential penalties of approximately $200. Other than the potential DTSC penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,846 recorded as of March 31, 2018 ($1,923 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 1.83%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
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
As of January 1, 2011, the Company is required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements. The Company’s planned capital projects will reduce the amount of benzene credits that it needs to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental 25 regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 97.2% interest in PBF LLC as of March 31, 2018 (96.7% as of December 31, 2017). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of March 31, 2018, PBF Energy has recognized a liability for the Tax Receivable Agreement of $366,547 ($362,142 as of December 31, 2017) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
10. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2018, PBF LLC made aggregate non-tax quarterly distributions of $34,198, or $0.30 per unit to its members, of which $33,226 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $33,226 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2018.

With respect to distributions paid during the three months ended March 31, 2018, PBFX paid a distribution on outstanding common units of $0.485 per unit on March 14, 2018, of which $11,689 was distributed to PBF LLC and the balance was distributed to its public unit holders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2018	2017
Components of net periodic benefit cost:
Service cost	$11,836	$10,143
Interest cost	1,447	1,084
Expected return on plan assets	(2,134)	(1,442)
Amortization of prior service cost	21	13
Amortization of actuarial loss	71	113
Net periodic benefit cost	$11,241	$9,911

	Three Months Ended March 31,
Post-Retirement Medical Plan	2018	2017
Components of net periodic benefit cost:
Service cost	$287	$316
Interest cost	155	172
Amortization of prior service cost	162	161
Net periodic benefit cost	$604	$649

The Company adopted ASU 2017-07 as described in “Note 1 - Description of the Business and Basis of Presentation” effective January 1, 2018. The new guidance requires the bifurcation of net periodic benefit cost. The service cost component is presented within Income from operations, while the other components are reported separately outside of operations. This guidance was applied retrospectively in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and March 31, 2017, the Company reported income of $278 and expense of $101, respectively, related to the non-service cost components of net periodic benefit cost in Other income (expense).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2018 and December 31, 2017.
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

	As of March 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,897	$—	$—	$1,897	N/A	$1,897
Commodity contracts	13,096	1,296	—	14,392	(14,392)	—
Liabilities:
Commodity contracts	40,561	17,926	—	58,487	(14,392)	44,095
Catalyst lease obligations	—	59,034	—	59,034	—	59,034
Derivatives included with inventory intermediation agreement obligations	—	16,546	—	16,546	—	16,546

	As of December 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2018 and December 31, 2017, $9,468 and $9,593, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$—	$(84)
Purchases	—	—
Settlements	—	45
Unrealized gain included in earnings	—	39
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$—

There were no transfers between levels during the three months ended March 31, 2018 or 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725,000	$758,625	$725,000	$763,945
2023 Senior Notes (a)	500,000	522,431	500,000	522,101
PBFX 2023 Senior Notes (a)	528,239	534,177	528,374	544,118
PBF Rail Term Loan (b)	26,679	26,679	28,366	28,366
Catalyst leases (c)	59,034	59,034	59,048	59,048
PBFX Revolving Credit Facility (b)	20,000	20,000	29,700	29,700
Revolving Loan (b)	350,000	350,000	350,000	350,000
	2,208,952	2,270,946	2,220,488	2,297,278
Less - Current debt (c)	(11,032)	(11,032)	(10,987)	(10,987)
Less - Unamortized deferred financing costs	(32,316)	n/a	(34,459)	n/a
Long-term debt	$2,165,604	$2,259,914	$2,175,042	$2,286,291

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 7.00% senior notes due 2023 and the 7.25% senior notes due 2025 (collectively, the “Senior Notes”), and the PBFX 6.875% senior notes due 2023 (the “PBFX 2023 Senior Notes”).
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2017, Delaware City Refining entered into platinum bridge leases that will expire in the second quarter of 2018. These bridge leases are payable at maturity and will not be renewed. The total outstanding balance related to these bridge leases as of March 31, 2018 and December 31, 2017 was $11,032, and $10,987, respectively, and is included in Current debt on the Company’s Condensed Consolidated balance sheet.

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of March 31, 2018, there were 3,298,380 barrels of intermediates and refined products (3,000,142 barrels at December 31, 2017) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2018, there were 19,880,000 barrels of crude oil and 5,224,000 barrels of refined products (22,348,000 and 1,989,000, respectively, as of December 31, 2017), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2018 and December 31, 2017 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(16,546)
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)

Derivatives not designated as hedging instruments:
March 31, 2018:
Commodity contracts	Accrued expenses	$(44,095)
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8,825)
For the three months ended March 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$23,124

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2018:
Commodity contracts	Cost of products and other	$(13,281)
For the three months ended March 31, 2017:
Commodity contracts	Cost of products and other	$391

Hedged items designated in fair value hedges:
For the three months ended March 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$8,825
For the three months ended March 31, 2017:
Intermediate and refined product inventory	Cost of products and other	$(23,124)

The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2018 or 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
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
Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets primarily consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third party customers through fee-based commercial agreements. PBFX currently does not generate significant third party revenue and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy and PBF LLC perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual segments.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2018 and March 31, 2017 are presented below. In connection with the adoption of ASU 2017-07, the accompanying segment information has been retrospectively adjusted, for all periods presented, to reflect the reclassification of certain net periodic benefit costs from Operating expense to Other income (expense).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF Energy	Three Months Ended March 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,799,601	$64,039	$—	$(60,864)	$5,802,776
Depreciation and amortization expense	76,778	6,495	2,714	—	85,987
Income (loss) from operations (1)	125,713	35,205	(61,236)	(4,022)	95,660
Interest expense, net	1,835	9,948	31,415	—	43,198
Capital expenditures	88,297	3,953	1,030	—	93,280

	Three Months Ended March 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,750,197	$60,477	$—	$(56,201)	$4,754,473
Depreciation and amortization expense	53,818	5,352	1,762	—	60,932
Income (loss) from operations (1)	10,615	36,041	(42,262)	(3,599)	795
Interest expense, net	918	7,984	28,281	—	37,183
Capital expenditures	167,216	19,467	2,261	—	188,944

	Balance at March 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$7,471,210	$728,480	$115,576	$(32,903)	$8,282,363

	Balance at December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$7,298,049	$737,550	$123,211	$(40,817)	$8,117,993

PBF LLC	Three Months Ended March 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,799,601	$64,039	$—	$(60,864)	$5,802,776
Depreciation and amortization expense	76,778	6,495	2,714	—	85,987
Income (loss) from operations (1)	125,713	35,205	(60,984)	(4,022)	95,912
Interest expense, net	1,835	9,948	33,378	—	45,161
Capital expenditures	88,297	3,953	1,030	—	93,280

	Three Months Ended March 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,750,197	$60,477	$—	$(56,201)	$4,754,473
Depreciation and amortization expense	53,818	5,352	1,762	—	60,932
Income (loss) from operations (1)	10,615	36,041	(42,226)	(3,599)	831
Interest expense, net	918	7,984	30,659	—	39,561
Capital expenditures	167,216	19,467	2,261	—	188,944

	Balance at March 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$7,471,210	$728,480	$62,157	$(32,903)	$8,228,944

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Balance at December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$7,298,049	$737,550	$44,203	$(40,817)	$8,038,985

(1)
The Logistics segment includes 100% of the income from operations of TVPC as TVPC is consolidated by PBFX. PBFX records net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For the purposes of the Company’s condensed consolidated financial statements, PBF Holding’s equity income in investee and PBFX’s net income attributable to noncontrolling interest eliminate in consolidation.

(2)
The Logistics segment includes 100% of the assets of TVPC as TVPC is consolidated by PBFX. PBFX records a noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records an equity investment in TVPC reflecting its noncontrolling ownership interest. For the purposes of the Company’s condensed consolidated PBF Energy financial statements, PBFX’s noncontrolling interest in TVPC and PBF Holding’s equity investment in TVPC eliminate in consolidation.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
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
The following table sets forth the computation of basic and diluted net income per share of Class A common stock attributable to PBF Energy:

	Three Months Ended March 31,
Basic Earnings Per Share:	2018	2017
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$30,366	$(31,077)
Less: Income allocated to participating securities	201	271
Income (loss) available to PBF Energy Inc. stockholders - basic	$30,165	$(31,348)
Denominator for basic net income per Class A common share - weighted average shares	110,820,379	108,760,374
Basic net income (loss) attributable to PBF Energy per Class A common share	$0.27	$(0.29)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$30,165	$(31,348)
Plus: Net income attributable to noncontrolling interest (1)	1,288	—
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(340)	—
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$31,113	$(31,348)

Denominator:(1)
Denominator for basic net income (loss) per Class A common share-weighted average shares	110,820,379	108,760,374
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	3,535,140	—
Common stock equivalents (2)	837,972	—
Denominator for diluted net income (loss) per Class A common share-adjusted weighted average shares	115,193,491	108,760,374
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$0.27	$(0.29)
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. For the three months ended March 31, 2018 the net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 26.4% annualized statutory corporate tax rate) attributable to the converted units.

The potential conversion of 3,843,206 PBF LLC Series A Units for the three months ended March 31, 2017 were excluded from the denominator in computing diluted net income per share because including them would have had an antidilutive effect. As the PBF LLC Series A Units were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share and does not include the net income and related income tax expense associated with the potential conversion of the PBF LLC Series A Units.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options and warrants to purchase 3,982,000 and 7,364,616 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended March 31, 2018 and 2017, respectively.

16. SUBSEQUENT EVENTS
Dividend Declared
On May 3, 2018, PBF Energy announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 30, 2018 to Class A common stockholders of record at the close of business on May 15, 2018.
PBFX Distributions
On May 3, 2018, the Board of Directors of PBF GP announced a distribution of $0.49 per unit on outstanding common units of PBFX. The distribution is payable on May 30, 2018 to PBFX unitholders of record at the close of business on May 15, 2018.
Cummins Terminals Purchase

On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which includes product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities (the “Cummins Terminals”) from Cummins Terminals, Inc. for total cash consideration of approximately $58,000 (the “Cummins Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.

PBF Holding Revolving Credit Facility

On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced its existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Loan"). Among other things, the 2018 Revolving Loan increases the maximum commitment available to PBF Holding from $2,635,000 to $3,400,000, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3,500,000. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement. The 2018 Revolving Loan contains representations, warranties and covenants by PBF Holding and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to PBF Holding than, those in the August 2014 Revolving Credit Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2017, the audited PBF LLC financial statements for the year ended December 31, 2017 included in the Registration Statement on Form S-4 filed on March 13, 2018 by PBF Logistics LP and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 97.2% of the outstanding economic interests in PBF LLC as of March 31, 2018. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2018, PBF LLC also holds a 44.1% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions or areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2018, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of March 31, 2018, PBF Energy owned 111,140,212 PBF LLC Series C Units and our current and former executive officers and directors and certain employees held 3,240,062 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 97.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 2.8% of the voting power in us (96.7% and 3.3% as of December 31, 2017, respectively).
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Senior Notes Offerings
On May 30, 2017, PBF Holding and PBF Finance issued $725.0 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “2025 Senior Notes”). The Company used the net proceeds of $711.6 million to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. Upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 7.00% senior notes due 2023 (the “2023 Senior Notes”) became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
On October 6, 2017, PBFX issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new PBFX 2023 Senior Notes” and, together with the initial PBFX 2023 Senior Notes, the “PBFX 2023 Senior Notes”). The new PBFX 2023 Senior Notes were issued at 102% of face value with an effective rate of 6.442% and were issued under the indenture governing the initial PBFX 2023 Senior Notes dated on May 12, 2015. The new PBFX 2023 Senior Notes are expected to be treated as a single series with the initial PBFX 2023 Senior Notes and have the same terms as those initial notes except that (i) the new PBFX 2023 Senior Notes are subject to a separate registration rights agreement and (ii) the new PBFX 2023 Senior Notes were issued initially under CUSIP numbers different from the initial PBFX 2023 Senior Notes. PBFX used the net proceeds from the offering of the new PBFX 2023 Senior Notes to repay a portion of the PBFX Revolving Credit Facility and for general capital purposes. The new PBFX 2023 Senior Notes included a registration rights arrangement whereby the Company agreed to file with the SEC and use commercially reasonable efforts to consummate an offer to exchange the new PBFX 2023 Senior Notes for an issue of registered notes with terms substantially identical to the notes no later than 365 days after the date of the original issuance of the new PBFX 2023 Senior Notes. This registration statement was declared effective on April 2, 2018 and it is anticipated that the exchange will be consummated during the second quarter of 2018.
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended, the "Inventory Intermediation Agreements") with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
PBFX Assets and Transactions
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of March 31, 2018, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC, pursuant to which PBFX’s wholly owned subsidiary PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline. In August 2017, PBFX completed construction of a new 24" pipeline to replace the existing pipeline and commenced services.
On February 15, 2017, we entered into a ten-year storage services agreement with PBFX Op Co (the “Chalmette Storage Services Agreement”) under which PBFX, through PBFX Op Co, assumed construction of a new crude tank with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”). The Chalmette Storage Tank commenced operations in November 2017 upon completion of construction.
On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between PBF Energy’s subsidiaries, Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the minimum volume commitments.
Change in Presentation
As discussed in “Note 1 - Description of Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements, in 2017 we determined that we would revise the presentation of certain line items on our historical consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within operating costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income or statements of cash flows.

Results of Operations

The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2018 and 2017 (amounts in thousands, except per share data). Differences between the results of operations between PBF Energy and PBF LLC pertain to income tax expense, interest expense and non-controlling interest as discussed below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from the East Coast Terminals, our Logistics segment did not have any significant third party revenue and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended March 31,
	2018	2017
Revenues	$5,802,776	$4,754,473
Cost and expenses:
Cost of products and other	5,132,102	4,196,767
Operating expenses (excluding depreciation and amortization expense as reflected below)	426,135	451,266
Depreciation and amortization expense	83,273	59,170
Cost of sales	5,641,510	4,707,203
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	62,813	43,830
Depreciation and amortization expense	2,714	1,762
Loss on sale of assets	79	883
Total cost and expenses	5,707,116	4,753,678

Income from operations	95,660	795
Other income (expense):
Change in fair value of catalyst leases	13	(2,588)
Interest expense, net (1)	(43,198)	(37,183)
Other non-service components of net periodic benefit cost	278	(101)
Income (loss) before income taxes	52,753	(39,077)
Income tax expense (benefit) (2)	10,942	(19,047)
Net income (loss)	41,811	(20,030)
Less: net income attributable to noncontrolling interests (3)	11,445	11,047
Net income (loss) attributable to PBF Energy Inc. stockholders	$30,366	$(31,077)

Gross margin	$182,449	$67,011

Gross refining margin (4)	$609,995	$498,444

Net income (loss) available to Class A common stock per share:
Basic	$0.27	$(0.29)
Diluted	$0.27	$(0.29)

PBF LLC	Three Months Ended March 31,
	2018	2017
Revenues	$5,802,776	$4,754,473
Cost and expenses:
Cost of products and other	5,132,102	4,196,767
Operating expenses (excluding depreciation and amortization expense as reflected below)	426,135	451,266
Depreciation and amortization expense	83,273	59,170
Cost of sales	5,641,510	4,707,203
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	62,561	43,794
Depreciation and amortization expense	2,714	1,762
Loss on sale of assets	79	883
Total cost and expenses	5,706,864	4,753,642

Income from operations	95,912	831
Other income (expense):
Change in fair value of catalyst leases	13	(2,588)
Interest expense, net	(45,161)	(39,561)
Other non-service components of net periodic benefit cost	278	(101)
Income (loss) before income taxes	51,042	(41,419)
Income tax (benefit) expense	(701)	434
Net income (loss)	51,743	(41,853)
Less: net income attributable to noncontrolling interests	10,157	12,903
Net income (loss) attributable to PBF Energy Company LLC	$41,586	$(54,756)

(1)    PBF LLC interest expense, which includes interest expense related to the affiliate note payable (as described in “Note 7 - Affiliate Note Payable” of our Notes to Condensed Consolidated Financial Statements), that eliminates in consolidation at the PBF Energy level, was $45.2 million and $39.6 million for the three months ended March 31, 2018 and 2017, respectively.

(2) PBL LLC income tax (benefit) expense (as described in “Note 8 - Income Taxes” of our Notes to Condensed Consolidated Financial Statements) consisted of a benefit of $0.7 million and expense of $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

(3) PBF LLC net income attributable to noncontrolling interest (as described in “Note 4 - Equity” of our Notes to Condensed Consolidated Financial Statements) was $10.2 million and $12.9 million for the three months ended March 31, 2018 and 2017, respectively.

(4) See Non-GAAP Financial Measures below.

Operating Highlights	Three Months Ended March 31,
	2018	2017
Key Operating Information
Production (bpd in thousands)	803.0	742.7
Crude oil and feedstocks throughput (bpd in thousands)	799.6	738.0
Total crude oil and feedstocks throughput (millions of barrels)	72.0	66.4
Gross margin per barrel of throughput	$2.54	$1.01
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.26	$7.75
Refinery operating expense, per barrel of throughput	$5.72	$6.58

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	40%
Medium	35%	29%
Light	20%	16%
Other feedstocks and blends	11%	15%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	51%	52%
Distillates and distillate blendstocks	31%	29%
Lubes	1%	1%
Chemicals	2%	2%
Other	15%	16%
Total yield	100%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.    We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2018	2017
	(dollars per barrel, except as noted)
Dated Brent Crude	$66.90	$53.57
West Texas Intermediate (WTI) crude oil	$62.90	$51.70
Light Louisiana Sweet (LLS) crude oil	$65.84	$53.39
Alaska North Slope (ANS) crude oil	$67.20	$53.82
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.80	$11.58
WTI (Chicago) 4-3-1	$11.78	$11.19
LLS (Gulf Coast) 2-1-1	$12.84	$12.03
ANS (West Coast) 4-3-1	$16.42	$16.52
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.00	$1.87
Dated Brent less Maya (heavy, sour)	$9.15	$8.95
Dated Brent less WTS (sour)	$5.40	$3.31
Dated Brent less ASCI (sour)	$4.57	$4.08
WTI less WCS (heavy, sour)	$26.06	$12.93
WTI less Bakken (light, sweet)	$1.04	$0.92
WTI less Syncrude (light, sweet)	$0.30	$(2.20)
WTI less LLS (light, sweet)	$(2.94)	$(1.69)
WTI less ANS (light, sweet)	$(4.30)	$(2.12)
Natural gas (dollars per MMBTU)	$2.79	$3.06
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Overview— PBF Energy net income was $41.8 million for the three months ended March 31, 2018 compared to a net loss of $20.0 million for the three months ended March 31, 2017. PBF LLC net income was $51.7 million for the three months ended March 31, 2018 compared to a net loss of $41.9 million for the three months ended March 31, 2017. Net income attributable to PBF Energy Inc. stockholders was $30.4 million, or $0.27 per diluted share, for the three months ended March 31, 2018 ($0.27 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.29) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to a net loss attributable to PBF Energy Inc. stockholders of $31.1 million, or $(0.29) per diluted share, for the three months ended March 31, 2017 ($(0.29) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(0.20) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy Inc. stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 97.2% and 96.6% for the three months ended March 31, 2018 and 2017, respectively.
Our results for the three months ended March 31, 2018 were positively impacted by a non-cash special item consisting of a pre-tax LCM inventory adjustment of approximately $87.7 million, or $64.5 million net of tax. Our results for the three months ended March 31, 2017 were negatively impacted by a pre-tax LCM inventory adjustment of approximately $16.0 million, or $9.7 million net of tax. These LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of the net change in LCM inventory reserve, our results were negatively impacted by higher depreciation and amortization expense associated with our continued investment in our refining assets and the effect of turnarounds during the quarter on our product mix, partially offset by generally favorable movements in crude differentials, higher crack spreads and overall higher throughput volumes experienced across our refineries.
Revenues— Revenues totaled $5.8 billion for the three months ended March 31, 2018 compared to $4.8 billion for the three months ended March 31, 2017, an increase of approximately $1.0 billion, or 22.0%. Revenues per barrel were $72.09 and $61.97 for the three months ended March 31, 2018 and 2017, respectively, an increase of 16.3% directly related to higher hydrocarbon commodity prices. For the three months ended March 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 332,900 bpd, 122,900 bpd, 169,200 bpd and 174,600 bpd, respectively. For the three months ended March 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 320,300 bpd, 123,800 bpd, 155,600 bpd and 138,300 bpd, respectively. The throughput rates at our East Coast, Gulf Coast and West Coast refineries were higher in the three months ended 2018 compared to the same period in 2017 despite planned turnarounds at our Gulf Coast refinery beginning towards the end of the quarter. Throughput rates at our Mid-Continent refinery were in line with the same quarter of the prior year despite a planned turnaround beginning in March 2018. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to improved refinery performance experienced following the completion of its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the three months ended March 31, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,500 bpd, 135,700 bpd, 214,500 bpd and 189,700 bpd, respectively. For the three months ended March 31, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,900 bpd, 152,800 bpd, 193,700 bpd and 161,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expense and depreciation, totaled $182.4 million, or $2.54 per barrel of throughput, for the three months ended March 31, 2018, compared to $67.0 million, or $1.01 per barrel of throughput, for the three months ended March 31, 2017, an increase of $115.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $610.0 million, or $8.49 per barrel of throughput ($522.3 million or $7.26 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2018 compared to $498.4 million, or $7.51 per barrel of throughput ($514.5 million or $7.75 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2017, an increase of approximately $111.6 million, or $7.9 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to generally favorable movements in crude differentials, higher crack spreads and overall higher throughput volumes experienced across our refineries, partially offset by the effect of turnarounds during the quarter on our product mix resulting in higher production of low-value products such as sulfur, petroleum coke and fuel oils. We also experienced increased margin contributions of $56.7 million from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $87.7 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2017. The non-cash LCM inventory adjustment decreased gross margin and gross refining margin by approximately $16.0 million for the three months ended March 31, 2017. Additionally, our results continue to be negatively impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”) totaling $43.9 million for the three months ended March 31, 2018 and $45.5 million for the three months ended March 31, 2017.

Average industry refining margins in the Mid-Continent were stronger during the three months ended March 31, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $11.78 per barrel, or 5.3% higher, in the three months ended March 31, 2018 as compared to $11.19 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was 13.0% higher in the three months ended March 31, 2018, as compared to$0.92 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $0.30 per barrel during the three months ended March 31, 2018 as compared to a premium of $2.20 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.80 per barrel, or 10.5% higher in the three months ended March 31, 2018, as compared to $11.58 per barrel in the same period in 2017. The Dated Brent/Maya differential was $0.20 higher in the three months ended March 31, 2018 as compared to the same period in 2017. The Dated Brent/WTI differential was $2.13 higher in the three months ended March 31, 2018 as compared to the same period in 2017, and the WTI/Bakken differential was approximately $0.12 per barrel more favorable in the three months ended March 31, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins improved during the three months ended March 31, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.84 per barrel, or 6.7% higher, in the three months ended March 31, 2018 as compared to $12.03 per barrel in the same period in 2017. Crude differentials slightly decreased with the WTI/LLS differential averaging a premium of $2.94 per barrel during the three months ended March 31, 2018 as compared to a premium of $1.69 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins slightly decreased during the three months ended March 31, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $16.42 per barrel, or 0.6% lower, in the three months ended March 31, 2018 as compared to $16.52 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $4.30 per barrel during the three months ended March 31, 2018 as compared to a premium of $2.12 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $426.1 million for the three months ended March 31, 2018 compared to $451.3 million for the three months ended March 31, 2017, a decrease of $25.1 million, or 5.6%. Of the total $426.1 million of operating expenses for the three months ended March 31, 2018, $411.4 million or $5.72 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $14.7 million related to expenses incurred by the Logistics segment ($436.8 million, or $6.58 per barrel, and $14.5 million of operating expenses for the three months ended March 31, 2017 related to the Refining and Logistics segments, respectively). The decrease in operating expenses was driven by increased system reliability, and our focused efforts on reducing operating costs at our Chalmette and Torrance refineries, which lowered quarterly maintenance costs by approximately $29.3 million.  Operating expenses related to our Logistics segment were generally consistent with the prior year and consist of costs related to the operation and maintenance of PBFX’s assets.
General and Administrative Expenses— General and administrative expenses totaled $62.8 million for the three months ended March 31, 2018 compared to $43.8 million for the three months ended March 31, 2017, an increase of approximately $19.0 million or 43.3%. The increase in general and administrative expenses for the three months ended March 31, 2018 in comparison to the three months ended March 31, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.

Loss on Sale of Assets— There was a loss of $0.1 million and a loss of $0.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively, related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $86.0 million for the three months ended March 31, 2018 (including $83.3 million recorded within Cost of sales) compared to $60.9 million for the three months ended March 31, 2017 (including $59.2 million recorded within Cost of sales), an increase of approximately $25.1 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2017 which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of less than $0.1 million for the three months ended March 31, 2018 compared to a loss of $2.6 million for the three months ended March 31, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— PBF Energy interest expense totaled $43.2 million for the three months ended March 31, 2018 compared to $37.2 million for the three months ended March 31, 2017, an increase of approximately $6.0 million. This net increase is mainly attributable to the interest costs associated with the issuance of the new PBFX 2023 Senior Notes on October 6, 2017. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $45.2 million and $39.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively and includes $2.0 million and $2.4 million of incremental interest expense on the affiliate notes payable with PBF Energy that eliminates in consolidation at the PBF Energy level.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary of PBF Holding are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 97.2% and 96.6%, on a weighted-average basis for the three months ended March 31, 2018 and 2017, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interest, for the three months ended March 31, 2018 and 2017 was 26.5% and 38.0%, respectively, reflecting tax adjustments for discrete items and the impact of the Tax Cuts and Jobs Act (“TCJA”) which, among other things, reduced the U.S federal corporate tax rate from 35% to 21%.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the condensed consolidated statements of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and the public common unit holders of PBFX and by the third party stockholders of the two Chalmette Refining subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended March 31, 2018 and 2017 was approximately 2.8% and 3.4%, respectively. The carrying amount of the noncontrolling interest on our condensed consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP (“Non-GAAP”). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Such Non-GAAP financial measures are presented only in the context of PBF Energy’s results and are not presented or discussed in respect to PBF LLC.
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment, (as further explained in “Notes to Non-GAAP Financial Measures” below on page 59). Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

2.
Income Taxes. Prior to PBF Energy’s initial public offering (“IPO”), PBF Energy was organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy’s IPO, not all of its earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Fully-Converted tax provisions and earnings to assume that PBF

Energy had adopted its post-IPO corporate tax structure for all periods presented and is taxed as a C-corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of PBF Energy’s earnings that are subject to corporate income tax.
The following table reconciles the Adjusted Fully-Converted results for PBF Energy with their results presented in accordance with GAAP for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share amount):

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to PBF Energy Inc. stockholders	$30,366	$(31,077)
Less: Income allocated to participating securities	201	271
Income (loss) available to PBF Energy Inc. stockholders - basic	30,165	(31,348)
Add: Net income (loss) attributable to the noncontrolling interest (1)	1,288	(1,856)
Less: Income tax (expense) benefit (2)	(340)	731
Adjusted fully-converted net income (loss)	$31,113	$(32,473)
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(87,653)	16,039
Add: Recomputed income taxes on special items (3)	23,149	(6,313)
Adjusted fully-converted net loss excluding special items	$(33,391)	$(22,747)

Weighted-average shares outstanding of PBF Energy Inc.	110,820,379	108,760,374
Conversion of PBF LLC Series A Units (4)	3,535,140	3,843,206
Common stock equivalents (5)	837,972	—
Fully-converted shares outstanding-diluted	115,193,491	112,603,580

Diluted net income (loss) per share	$0.27	$(0.29)
Adjusted fully-converted net income (loss) (per fully exchanged, fully diluted shares outstanding)	$0.27	$(0.29)
Adjusted fully-converted net loss excluding special items (per fully exchanged, fully diluted shares outstanding)	$(0.29)	$(0.20)
——————————
See Notes to Non-GAAP Financial Measures on page 59
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as gross margin excluding refinery depreciation, refinery operating expense, and gross margin of PBFX. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to gross margin, income from operations, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Three Months Ended March 31,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$5,802,776	$80.64	$4,754,473	$71.56
Less: Cost of products and other	5,132,102	71.31	4,196,767	63.16
Less: Refinery operating expense	411,447	5.72	436,768	6.58
Less: Refinery depreciation expense	76,778	1.07	53,927	0.81
Gross margin	$182,449	$2.54	$67,011	$1.01
Reconciliation of gross margin to gross refining margin:
Gross margin	$182,449	$2.54	$67,011	$1.01
Less: Revenues of PBFX	(64,039)	(0.89)	(60,477)	(0.91)
Add: Affiliate cost of sales of PBFX	3,360	0.05	1,215	0.02
Add: Refinery operating expense	411,447	5.72	436,768	6.58
Add: Refinery depreciation expense	76,778	1.07	53,927	0.81
Gross refining margin	$609,995	$8.49	$498,444	$7.51
Special items:
Add: Non-cash LCM inventory adjustment (3)	(87,653)	(1.23)	16,039	0.24
Gross refining margin excluding special items	$522,342	$7.26	$514,483	$7.75
——————————
See Notes to Non-GAAP Financial Measures on page 59
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst leases, the write down of inventory to the LCM, changes in the liability for Tax Receivable Agreement due to factors out of our control such as changes in tax rates and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,

	2018	2017
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$41,811	$(20,030)
Add: Depreciation and amortization expense	85,987	60,932
Add: Interest expense, net	43,198	37,183
Add: Income tax expense (benefit)	10,942	(19,047)
EBITDA	$181,938	$59,038
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(87,653)	16,039
EBITDA excluding special items	$94,285	$75,077

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$181,938	$59,038
Add: Stock-based compensation	5,072	6,025
Add: Net non-cash change in fair value of catalyst leases	(13)	2,588
Add: Non-cash LCM inventory adjustment (3)	(87,653)	16,039
Adjusted EBITDA	$99,344	$83,690
——————————
See Notes to Non-GAAP Financial Measures on page 59

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy, as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock.

(2)
Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.4% and 39.4% for the 2018 and 2017 periods, respectively, applied to the net income attributable to the noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above. Our statutory tax rates were reduced in 2018 as a result of the TCJA (as defined in “Note 8 - Income Taxes” of our Notes to Condensed Consolidated Financial Statements) enactment.

(3)	Special items:
LCM inventory adjustment - LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower the cost or market. Cost is determined using last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in the Refining segment’s operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2018	2017
January 1,	$300,456	$595,988
March 31,	212,803	612,027
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on operating income (loss) and net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,

	2018	2017
Net LCM inventory adjustment benefit (charge) in operating income	$87,653	$(16,039)
Net LCM inventory adjustment benefit (charge) in net income	64,504	(9,726)
The income tax impact of the special items were calculated using the tax rates shown in footnote (2) above.

(4)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three months ended March 31, 2018 and 2017, respectively.

Common stock equivalents exclude the effects of options and warrants to purchase 3,982,000 and 7,364,616 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2018 and March 31, 2017, respectively.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, dividend payment, debt service and share repurchase program requirements, as well as our obligations under the tax receivable agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flow are explained thereafter.
Cash Flows from Operating Activities
Net cash used in operating activities was $85.4 million for the three months ended March 31, 2018 compared to net cash used in operating activities of $165.4 million for the three months ended March 31, 2017. Our operating cash flows for the three months ended March 31, 2018 included our net income of $41.8 million, depreciation and amortization of $88.0 million, deferred income taxes of $10.9 million, pension and other post-retirement benefits costs of $11.8 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $8.8 million, stock-based compensation of $5.1 million, and a loss on sale of assets of $0.1 million, partially offset by a net non-cash benefit of $87.7 million relating to a LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected uses of cash of $164.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the three months ended March 31, 2017 included our net loss of $20.0 million, depreciation and amortization of $63.5 million, pension and other post-retirement benefits costs of $10.6 million, stock-based compensation of $6.0 million, changes in the fair value of our catalyst leases of $2.6 million, a net non-cash benefit of $16.0 million relating to a LCM inventory adjustment and a loss on sale of assets of $0.9 million, partially offset by deferred income taxes of $19.5 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $23.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $202.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $93.3 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $189.0 million for the three months ended March 31, 2017. The net cash flows used in investing activities for the three months ended March 31, 2018 was comprised of cash outflows of $24.9 million for capital expenditures, expenditures for refinery turnarounds of $58.8 million and expenditures for other assets of $9.5 million. Net cash used in investing activities for the three months ended March 31, 2017 was comprised of cash outflows of $109.7 million for capital expenditures, expenditures for refinery turnarounds of $64.4 million and expenditures for other assets of $14.8 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $31.3 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $85.8 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, net cash used in financing activities consisted of distributions and dividends of $45.6 million, repayment of the PBFX revolver of $9.7 million, principal amortization payments of the PBF Rail Term Loan of $1.7 million, repayment of note payable of $1.2 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million, partially offset by proceeds from insurance premium financing of $27.8 million. For the three months ended March 31, 2017, net cash used in financing activities consisted of distributions and dividends of $44.5 million, repayments of the PBFX Term Loan of $39.7 million and principal amortization payments of the PBF Rail Term Loan of $1.6 million. Additionally, during the three months ended March 31, 2017, we borrowed and repaid $200.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the quarter.
The cash flow activity of PBF LLC for the period ended March 31, 2018 is materially consistent with that of PBF Energy discussed above, other than lower deferred income taxes offset by the change in other current assets of $36.2 million included in cash flows from operating activities, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects proceeds from an affiliate loan with PBF Energy of $28.3 million included in cash flow from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended March 31, 2017 is materially consistent with that of PBF Energy discussed above, other than the PBF LLC change in other current assets of $28.7 million included in cash flows used in operating activities, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects proceeds from affiliate loan with PBF Energy of $72.0 million included in cash flow from financing activities, which eliminates in consolidation at PBF Energy.
Credit Facilities
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Loan"). Among other things, the 2018 Revolving Loan increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Loan bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the credit agreement. The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on our corporate credit rating. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement. The 2018 Revolving Loan contains representations, warranties and covenants by us and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to us than, those in the August 2014 Revolving Credit Agreement.
PBFX Revolving Credit Facility
On April 16, 2018, PBFX completed the Cummins Terminals Purchase for total cash consideration of approximately $58.0 million, of which $57.0 million was financed through borrowings under the PBFX Revolving Credit Facility.

Liquidity
As of March 31, 2018, our total liquidity was approximately $1,403.9 million, compared to total liquidity of approximately $1,442.0 million as of December 31, 2017. Our total liquidity is equal to the amount of excess availability under the Revolving Loan, which includes our cash balance at March 31, 2018. In addition, as of March 31, 2018 and December 31, 2017, PBFX had approximately $336.0 million of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions, capital expenditures and for other general corporate purposes.
Working Capital
PBF Energy’s working capital at March 31, 2018 was $1,284.0 million, consisting of $3,861.7 million in total current assets and $2,577.7 million in total current liabilities. PBF Energy’s working capital at December 31, 2017 was $1,384.0 million, consisting of $3,803.0 million in total current assets and $2,418.9 million in total current liabilities. PBF LLC’s working capital at March 31, 2018 was $1,269.5 million, consisting of $3,860.3 million in total current assets and $2,590.8 million in total current liabilities. PBF LLC’s working capital at December 31, 2017 was $1,351.7 million, consisting of $3,780.2 million in total current assets and $2,428.5 million in total current liabilities.
Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, partially offset by earnings during the three months ended March 31, 2018.
Capital Spending
Net capital spending was $93.3 million for the three months ended March 31, 2018, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. Excluding PBFX, we currently expect to spend an aggregate of approximately $525.0 million to $550.0 million in net capital expenditures during the full year 2018 for facility improvements and refinery maintenance and turnarounds. Significant capital spending for the full year 2018, excluding PBFX, includes turnarounds for the FCC and alkylation units at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Toledo and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements. In addition, PBFX expects to spend an aggregate of $20.0 million to $25.0 million in net capital expenditures during the full year 2018, excluding capital expenditures related to current year acquisitions.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $300.0 million of our Class A common stock (as amended from time to time, the “Repurchase Program”), which expires on September 30, 2018. As of March 31, 2018, we have purchased approximately 6,050,717 shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the three months ended March 31, 2018. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the Inventory Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At March 31, 2018, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $351.0 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2018, other than outstanding letters of credit in the amount of approximately $556.4 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of March 31, 2018, we have recognized a liability for the Tax Receivable Agreement of $366.5 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $33.90 per share (the closing price on March 31, 2018) and that LIBOR were to be 1.85%, we estimate as of March 31, 2018 that the aggregate amount of these accelerated payments would have been approximately $356.5 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the three months ended March 31, 2018, PBF LLC made aggregate non-tax quarterly distributions of $34.2 million, or $0.30 per unit to its members, of which $33.2 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $33.2 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2018.
On May 3, 2018, PBF Energy announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 30, 2018 to Class A common stockholders of record at the close of business on May 15, 2018. PBF LLC intends to make pro-rata distributions of approximately $34.5 million, or $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
PBF Energy currently intends to continue to pay a quarterly cash dividend of $0.30 per share of Class A common stock. The declaration, amount and payment of this and any other future dividends on shares of Class A common stock will be at the sole discretion of our board of directors, and we are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members).
As of March 31, 2018, the Company had $1,356.7 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $315.8 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of March 31, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.8 million per quarter or approximately $51.2 million per year, based on the current number of common units and associated IDRs (as defined in “Note 3 - PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements) outstanding as of March 31, 2018. During the three months ended March 31, 2018, PBFX made quarterly cash distributions totaling $23.1 million of which $11.7 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On May 3, 2018, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.49 per unit on outstanding common units of PBFX. The distribution is payable on May 30, 2018 to PBFX common unitholders of record at the close of business on May 15, 2018.
As of March 31, 2018, PBFX had $4.0 million outstanding letters of credit and $336.0 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $22.0 million to fund its operations, if necessary. Accordingly, as of March 31, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unitholders.

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
At March 31, 2018 and December 31, 2017, we had gross open commodity derivative contracts representing 25.1 million barrels and 24.3 million barrels, respectively, with an unrealized net loss of $44.1 million and $74.3 million, respectively. The open commodity derivative contracts as of March 31, 2018 expire at various times during 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.2 million barrels and 30.1 million barrels at March 31, 2018 and December 31, 2017, respectively. The average cost of our hydrocarbon inventories was approximately $78.70 and $80.21 per barrel on a LIFO basis at March 31, 2018 and December 31, 2017, respectively, excluding the net impact of LCM inventory adjustments of approximately $212.8 million and $300.5 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of March 31, 2018. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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
Interest Rate Risk
The maximum availability under our 2018 Revolving Loan is $3.40 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Loan. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $34.0 million annually.
The PBFX Revolving Credit Facility, with a current maximum availability of $360.0 million, bears interest at a variable rate and exposes us to interest rate risk. If this facility was fully drawn, a 1.0% change in the interest rate would result in a $2.3 million change in our interest expense annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $26.7 million at March 31, 2018. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
We also have interest rate exposure in connection with our Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy’s and PBF LLC’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on that evaluation, PBF Energy’s and PBF LLC’s principal executive officer and the principal financial officer have concluded that PBF Energy’s and PBF LLC’s disclosure controls and procedures are effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, either entity’s internal controls over financial reporting.

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
On April 7, 2015, DNREC issued a Notice of Violation (W-15-SWD-01) alleging violations of the Delaware City refinery’s NPDES discharge permit during the period between December 12, 2014 through January 4, 2015. On March 5, 2018, a settlement agreement was finalized resolving the alleged violations contained in the April 7, 2015 Notice of Violation, as well as additional alleged violations occurring during the period between January 2014 through January 2018. Pursuant to this settlement agreement, the Delaware City refinery will either pay a penalty of $30,000 and fund an approved Environmental Improvement Project (“EIP”) in the amount of $88,000, or pay a penalty in the amount of $118,000. A cost recovery payment of $7,433 will be assessed in either case.
At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be approximately $741,000, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro.
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
At the time we acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and Finding of Violation to Toledo Refining, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo Refining and the EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA and the California Department of Toxic Substances Control (“DTSC”) conducted inspections following the acquisition related to Torrance operations and issued preliminary findings concerning potential operational violations. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under the Resource Conservation and Recovery Act with respect to the alleged violations from EPA’s and DTSC’s inspections. On March 2, 2018, DTSC issued an order to correct alleged violations relating to the accumulation of oil bearing materials. Torrance and DTSC are in discussions to resolve the alleged violations in the order.  In the context of these discussions DTSC has indicated potential penalties of approximately $200,000.  Other than the potential DTSC penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
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
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Plaquemines Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2007. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals, that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The state trial court has scheduled a mini-trial of up to 10 plaintiffs in 2018, relating to 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended March 31, 2018, 539,288 PBF LLC Series A Units were exchanged for 539,288 shares of our Class A common stock in transactions exempt from registration under Section 4(a) (2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
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
There were no repurchases of our Class A Common Stock during the first quarter of 2018. For the period of time from the inception of the Repurchase Program through March 31, 2018, we purchased 6,050,717 shares for $150.8 million. As of March 31, 2018, we had $149.2 million remaining authorized availability under the Repurchase Program.

Item 5. Other Information

(a) On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between PBF Energy’s subsidiaries, Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the minimum volume commitments.
The foregoing description is not complete and is subject to and qualified in its entirety by reference to the full text of the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement which are included as Exhibits 10.2 and 10.3 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1**
Form of Amended and Restated Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2018 (File No. 001-35764))

10.2
Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Current Report on Form 10-Q dated May 3, 2018 (File No. 001-36446))

10.3
Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Current Report on Form 10-Q dated May 3, 2018 (File No. 001-36446))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
———————

*	Filed herewith.
**	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date	May 3, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date	May 3, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)