Form 10-Q
period 2018-06-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2018-08-02
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
PBF Energy Inc.         Yes [ ] No [x]
PBF Energy Company LLC    Yes [ ] No [x]
As of July 31, 2018, PBF Energy Inc. had outstanding 113,831,228 shares of Class A common stock and 20 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in PBF Energy Company LLC as of June 30, 2018. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
This combined Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of June 30, 2018. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2018, PBF LLC also holds a 43.9% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
•the effects of competition in our markets;
•changes in currency exchange rates, interest rates and capital costs;
•adverse developments in our relationship with both our key employees and unionized employees;
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
•payments by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under our Tax Receivable Agreement (as defined in “Note 10 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements) for certain tax benefits we may claim;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $19,681 and $19,664, respectively)	$478,329	$573,021
Accounts receivable	1,034,074	952,552
Inventories	2,540,277	2,213,797
Prepaid and other current assets	55,150	63,589
Total current assets	4,107,830	3,802,959
Property, plant and equipment, net (PBFX: $710,412 and $673,823, respectively)	3,560,524	3,479,213
Deferred tax assets	—	53,638
Deferred charges and other assets, net	878,361	782,183
Total assets	$8,546,715	$8,117,993
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$637,941	$578,551
Accrued expenses	1,830,037	1,814,854
Deferred revenue	4,809	8,933
Note payable	3,200	5,621
Current debt	1,298	10,987
Total current liabilities	2,477,285	2,418,946
Long-term debt (PBFX: $603,581 and $548,793, respectively)	2,214,042	2,175,042
Payable to related parties pursuant to Tax Receivable Agreement	391,156	362,142
Deferred tax liabilities	58,617	33,155
Other long-term liabilities	233,331	225,759
Total liabilities	5,374,431	5,215,044
Commitments and contingencies (Note 10)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 113,829,728 shares outstanding at June 30, 2018, 110,565,531 shares outstanding at December 31, 2017	96	95
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 20 shares outstanding at June 30, 2018, 25 shares outstanding at December 31, 2017	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at June 30, 2018 and December 31, 2017	—	—
Treasury stock, at cost, 6,171,898 shares outstanding at June 30, 2018 and 6,132,884 shares outstanding at December 31, 2017	(153,618)	(152,585)
Additional paid in capital	2,308,502	2,277,739
Retained earnings	471,958	236,786
Accumulated other comprehensive loss	(25,109)	(25,381)
Total PBF Energy Inc. equity	2,601,829	2,336,654
Noncontrolling interest	570,455	566,295
Total equity	3,172,284	2,902,949
Total liabilities and equity	$8,546,715	$8,117,993

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,444,083	$5,017,225	$13,246,859	$9,771,698

Cost and expenses:
Cost of products and other	6,452,535	4,605,693	11,584,637	8,802,460
Operating expenses (excluding depreciation and amortization expense as reflected below)	417,695	412,790	843,830	864,056
Depreciation and amortization expense	89,748	62,683	173,021	121,853
Cost of sales	6,959,978	5,081,166	12,601,488	9,788,369
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,685	41,058	121,498	84,888
Depreciation and amortization expense	2,563	6,020	5,277	7,782
Loss on sale of assets	594	29	673	912
Total cost and expenses	7,021,820	5,128,273	12,728,936	9,881,951

Income (loss) from operations	422,263	(111,048)	517,923	(110,253)

Other income (expense):
Change in fair value of catalyst leases	4,140	1,104	4,153	(1,484)
Debt extinguishment costs	—	(25,451)	—	(25,451)
Interest expense, net	(43,448)	(40,698)	(86,646)	(77,881)
Other non-service components of net periodic benefit cost	277	(101)	555	(202)
Income (loss) before income taxes	383,232	(176,194)	435,985	(215,271)
Income tax expense (benefit)	95,545	(72,043)	106,487	(91,090)
Net income (loss)	287,687	(104,151)	329,498	(124,181)
Less: net income attributable to noncontrolling interests	15,534	5,512	26,979	16,559
Net income (loss) attributable to PBF Energy Inc. stockholders	$272,153	$(109,663)	$302,519	$(140,740)

Weighted-average shares of Class A common stock outstanding
Basic	112,875,813	108,779,992	111,853,774	108,770,237
Diluted	116,409,273	108,779,992	115,749,927	108,770,237
Net income (loss) available to Class A common stock per share:
Basic	$2.41	$(1.01)	$2.70	$(1.30)
Diluted	$2.37	$(1.01)	$2.66	$(1.30)

Dividends per common share	$0.30	$0.30	$0.60	$0.60

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$287,687	$(104,151)	$329,498	$(124,181)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(235)	43	(235)	70
Net gain on pension and other post-retirement benefits	255	287	509	574
Total other comprehensive income	20	330	274	644
Comprehensive income (loss)	287,707	(103,821)	329,772	(123,537)
Less: comprehensive income attributable to noncontrolling interests	15,530	5,524	26,982	16,581
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$272,177	$(109,345)	$302,790	$(140,118)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$329,498	$(124,181)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	182,283	134,595
Stock-based compensation	13,017	13,842
Change in fair value of catalyst leases	(4,153)	1,484
Deferred income taxes	105,735	(92,464)
Non-cash change in inventory repurchase obligations	2,538	(3,107)
Non-cash lower of cost or market inventory adjustment	(245,655)	167,134
Debt extinguishment costs	—	25,451
Pension and other post-retirement benefit costs	23,691	21,121
Loss on sale of assets	673	912

Changes in operating assets and liabilities:
Accounts receivable	(81,522)	8,533
Inventories	(80,825)	(178,738)
Prepaid and other current assets	8,439	63,853
Accounts payable	61,682	(138,802)
Accrued expenses	7,597	113,494
Deferred revenue	(4,124)	(7,131)
Other assets and liabilities	(10,986)	(40,661)
Net cash provided by (used in) operations	307,888	(34,665)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(115,690)	(220,446)
Expenditures for deferred turnaround costs	(179,194)	(214,375)
Expenditures for other assets	(12,357)	(23,747)
Acquisition of Toledo Products Terminal by PBFX	—	(10,097)
Acquisition of Knoxville Terminals by PBFX	(58,000)	—
Purchase of marketable securities	—	(75,036)
Maturities of marketable securities	—	115,060
Net cash used in investing activities	$(365,241)	$(428,641)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members other than PBF Energy	$(1,362)	$(2,300)
Distributions to PBFX public unit holders	(22,922)	(21,248)
Dividend payments	(67,155)	(65,807)
Proceeds from 2025 Senior Notes	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	—	(690,209)
Proceeds from PBFX revolver borrowings	64,000	—
Repayments of PBFX revolver borrowings	(9,700)	—
Repayments of PBFX Term Loan borrowings	—	(39,664)
Repayments of PBF Rail Term Loan	(3,385)	(3,295)
Proceeds from revolver borrowings	—	290,000
Repayments of revolver borrowings	—	(290,000)
Repayment of note payable	(2,421)	—
Catalyst lease settlements	(9,466)	—
Proceeds from insurance premium financing	17,398	—
Proceeds from stock options exercised	11,670	—
Purchase of treasury stock	(1,033)	—
Deferred financing costs and other	(12,963)	(12,414)
Net cash used in financing activities	(37,339)	(109,937)

Net decrease in cash and cash equivalents	(94,692)	(573,243)
Cash and cash equivalents, beginning of period	573,021	746,274
Cash and cash equivalents, end of period	$478,329	$173,031

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$20,143	$128,941

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $19,681 and $19,664, respectively)	$474,980	$562,036
Accounts receivable	1,034,074	952,552
Inventories	2,540,277	2,213,797
Prepaid and other current assets	53,622	51,799
Total current assets	4,102,953	3,780,184

Property, plant and equipment, net (PBFX: $710,412 and $673,823, respectively)	3,560,524	3,479,213
Deferred charges and other assets, net	873,657	779,588
Total assets	$8,537,134	$8,038,985

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$637,941	$578,551
Accrued expenses	1,843,245	1,824,394
Deferred revenue	4,809	8,933
Note payable	3,200	5,621
Current debt	1,298	10,987
Total current liabilities	2,490,493	2,428,486

Long-term debt (PBFX: $603,581 and $548,793, respectively)	2,214,042	2,175,042
Affiliate note payable	322,144	292,844
Deferred tax liabilities	28,502	33,155
Other long-term liabilities	233,358	225,845
Total liabilities	5,288,539	5,155,372

Commitments and contingencies (Note 10)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5,110	5,110
PBF Energy Company LLC equity:
Series A Units, 1,206,325 and 3,767,464 issued and outstanding at June 30, 2018 and December 31, 2017, no par or stated value	19,481	40,058
Series C Units, 113,850,959 and 110,586,762 issued and outstanding at June 30, 2018 and December 31, 2017, no par or stated value	1,682,854	1,654,999
Treasury stock, at cost	(153,618)	(152,585)
Retained earnings	1,266,869	906,875
Accumulated other comprehensive loss	(26,662)	(26,936)
Total PBF Energy Company LLC equity	2,788,924	2,422,411
Noncontrolling interest	454,561	456,092
Total equity	3,243,485	2,878,503
Total liabilities, Series B units and equity	$8,537,134	$8,038,985

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,444,083	$5,017,225	$13,246,859	$9,771,698

Cost and expenses:
Cost of products and other	6,452,535	4,605,693	11,584,637	8,802,460
Operating expenses (excluding depreciation and amortization expense as reflected below)	417,695	412,790	843,830	864,056
Depreciation and amortization expense	89,748	62,683	173,021	121,853
Cost of sales	6,959,978	5,081,166	12,601,488	9,788,369
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,244	40,986	120,805	84,780
Depreciation and amortization expense	2,563	6,020	5,277	7,782
Loss on sale of assets	594	29	673	912
Total cost and expenses	7,021,379	5,128,201	12,728,243	9,881,843

Income (loss) from operations	422,704	(110,976)	518,616	(110,145)

Other income (expense):
Change in fair value of catalyst leases	4,140	1,104	4,153	(1,484)
Debt extinguishment costs	—	(25,451)	—	(25,451)
Interest expense, net	(45,482)	(42,456)	(90,643)	(82,017)
Other non-service components of net periodic benefit cost	277	(101)	555	(202)
Income (loss) before income taxes	381,639	(177,880)	432,681	(219,299)
Income tax (benefit) expense	(3,983)	5,898	(4,684)	6,332
Net income (loss)	385,622	(183,778)	437,365	(225,631)
Less: net income attributable to noncontrolling interests	9,426	12,116	19,583	25,019
Net income (loss) attributable to PBF Energy Company LLC	$376,196	$(195,894)	$417,782	$(250,650)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$385,622	$(183,778)	$437,365	$(225,631)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(235)	43	(235)	70
Net gain on pension and other post-retirement benefits	255	287	509	574
Total other comprehensive income	20	330	274	644
Comprehensive income (loss)	385,642	(183,448)	437,639	(224,987)
Less: comprehensive income attributable to noncontrolling interests	9,426	12,116	19,583	25,019
Comprehensive income (loss) attributable to PBF Energy Company LLC	$376,216	$(195,564)	$418,056	$(250,006)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$437,365	$(225,631)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	182,283	134,595
Stock-based compensation	13,017	13,842
Change in fair value of catalyst leases	(4,153)	1,484
Deferred income taxes	(4,653)	5,123
Non-cash change in inventory repurchase obligations	2,538	(3,107)
Non-cash lower of cost or market inventory adjustment	(245,655)	167,134
Debt extinguishment costs	—	25,451
Pension and other post-retirement benefit costs	23,691	21,121
Loss on sale of assets	673	912

Changes in operating assets and liabilities:
Accounts receivable	(81,522)	8,533
Inventories	(80,825)	(178,738)
Prepaid and other current assets	(1,823)	(19,156)
Accounts payable	61,682	(138,802)
Accrued expenses	2,453	108,446
Deferred revenue	(4,124)	(7,131)
Other assets and liabilities	(14,138)	(40,661)
Net cash provided by (used in) operations	286,809	(126,585)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(115,690)	(220,446)
Expenditures for deferred turnaround costs	(179,194)	(214,375)
Expenditures for other assets	(12,357)	(23,747)
Acquisition of Toledo Products Terminal by PBFX	—	(10,097)
Acquisition of Knoxville Terminals by PBFX	(58,000)	—
Purchase of marketable securities	—	(75,036)
Maturities of marketable securities	—	115,060
Net cash used in investing activities	$(365,241)	$(428,641)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$(68,517)	$(68,107)
Distributions to PBFX public unit holders	(22,922)	(21,248)
Proceeds from 2025 Senior Notes	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	—	(690,209)
Proceeds from PBFX revolver borrowings	64,000	—
Repayments of PBFX revolver borrowings	(9,700)	—
Repayments of PBFX Term Loan borrowings	—	(39,664)
Repayments of PBF Rail Term Loan	(3,385)	(3,295)
Proceeds from revolver borrowings	—	290,000
Repayments of revolver borrowings	—	(290,000)
Repayment of note payable	(2,421)	—
Catalyst lease settlements	(9,466)	—
Proceeds from insurance premium financing	17,398	—
Proceeds from affiliate loan with PBF Energy Inc.	40,221	99,655
Proceeds from stock options exercised	164	—
Repurchase of treasury stock	(1,033)	—
Deferred financing costs and other	(12,963)	(12,414)
Net cash used in financing activities	(8,624)	(10,282)

Net decrease in cash and cash equivalents	(87,056)	(565,508)
Cash and cash equivalents, beginning of period	562,036	734,962
Cash and cash equivalents, end of period	$474,980	$169,454

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$20,143	$128,941

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
As of June 30, 2018, PBF LLC also holds a 43.9% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to “Note 3 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
As of June 30, 2018, the Company owns 113,850,959 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially own 1,206,325 PBF LLC Series A Units. As of June 30, 2018, the holders of the Company’s issued and outstanding shares of Class A common stock have 99.0% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 1.0% of the voting power in the Company.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the PBF Energy financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 and the PBF LLC financial statements for the year ended December 31, 2017 included in the Registration Statement on Form S-4 filed on March 13, 2018 by PBF Logistics LP. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income or statements of cash flows. Presented below is a summary of the effects of this revised presentation on PBF Energy’s historical statements of operations for the three and six months ended June 30, 2017:

PBF Energy	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$4,605,693	—	$4,605,693
Operating expenses (excluding depreciation and amortization expense as reflected below) (1)	412,790	—	412,790
Depreciation and amortization expense	—	62,683	62,683
Cost of sales			5,081,166
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	41,058	—	41,058
Depreciation and amortization expense	68,703	(62,683)	6,020
Loss on sale of assets	29	—	29
Total cost and expenses	$5,128,273		$5,128,273

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$8,802,460	—	$8,802,460
Operating expenses (excluding depreciation and amortization expense as reflected below) (1)	864,056	—	864,056
Depreciation and amortization expense	—	121,853	121,853
Cost of sales			9,788,369
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	84,888	—	84,888
Depreciation and amortization expense	129,635	(121,853)	7,782
Loss on sale of assets	912	—	912
Total cost and expenses	$9,881,951		$9,881,951
(1) Amounts disclosed include the retrospective adjustments recorded as part of the adoption of ASU 2017-07, as defined below under “Recently Adopted Accounting Guidance”.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other non-service components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the new guidance retrospectively in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2018, the Company recorded income of $277 and $555, respectively. For the three and six months ended June 30, 2017, the Company recorded expense of $101 and $202, respectively. These income and expenses have been recorded within Other income (expense) for the non-service cost components of net periodic benefit cost that were historically recorded within Operating expenses and General and administrative expenses.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Updated Lease Guidance is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. While early adoption is permitted, the Company will not early adopt the Updated Lease Guidance. The Company has established a working group to study and lead the implementation of the Updated Lease Guidance and has instituted a task plan designed to meet the requirements and implementation deadline. The Company has also evaluated and purchased a lease software system, completed software design and configuration of the system, and begun testing the implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Company’s consolidated financial statements and related disclosures and the impact on its business processes and controls. While the assessment of this standard is ongoing, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating recognition of the interest expense component of financing leases. The new standard will also require additional disclosures for financing and operating leases.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, the existing employee guidance for share-based payments will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. ASU 2018-07 also specifies the following: (i) that equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through the performance completion date; (ii) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. Finally, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, an entity should only re-measure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not re-measure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the three and six months ended June 30, 2018. The Company has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and quantitative disclosure changes upon implementing ASC 606 are discussed below.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
As noted in “Note 15 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented:

	Three Months Ended June 30,
	2018	2017
Refining Segment:
Gasoline and distillates	$6,341,757	$4,154,375
Feedstocks and other	404,197	310,951
Asphalt and blackoils	397,203	287,731
Chemicals	202,552	179,076
Lubricants	94,761	81,118
Total	7,440,470	5,013,251
Logistics Segment:
Logistics	67,398	62,329
Total revenue prior to eliminations	7,507,868	5,075,580
Eliminations of intercompany revenue	(63,785)	(58,355)
Total Revenues	$7,444,083	$5,017,225

	Six Months Ended June 30,
	2018	2017
Refining Segment:
Gasoline and distillates	$11,336,077	$8,243,186
Asphalt and blackoils	706,064	472,859
Feedstocks and other	642,906	535,361
Chemicals	378,660	363,499
Lubricants	176,364	148,544
Total	13,240,071	9,763,449
Logistics Segment:
Logistics	131,437	122,806
Total revenue prior to eliminations	13,371,508	9,886,255
Eliminations of intercompany revenue	(124,649)	(114,557)
Total Revenues	$13,246,859	$9,771,698

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of our performance, including amounts which are refundable. Deferred revenue was $4,809 and $8,933 as of June 30, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations for the comparative periods.
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

3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of June 30, 2018, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of June 30, 2018, PBF LLC holds a 43.9% limited partner interest in PBFX consisting of 18,459,497 common units, with the remaining 56.1% limited partner interest held by public unit holders. PBF LLC also owns all of the incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

its wholly-owned subsidiary, PBF GP, the general partner of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
Knoxville Terminals Purchase
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. for total cash consideration of approximately $58,000, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.
4. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of June 30, 2018 and December 31, 2017, PBF Energy’s equity interest in PBF LLC represented approximately 99.0% and 96.7%, respectively, of the outstanding interests.
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
The noncontrolling interest ownership percentages in PBF LLC as of June 30, 2018 and December 31, 2017 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2017	3,767,464	110,565,531	114,332,995
	3.3%	96.7%	100.0%
June 30, 2018	1,206,325	113,829,728	115,036,053
	1.0%	99.0%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC holds a 43.9% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 56.1% limited partner interest owned by public common unit holders as of June 30, 2018. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentages in PBFX as of June 30, 2018 and December 31, 2017, are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2017	23,441,211	18,459,497	41,900,708
	55.9%	44.1%	100.0%
June 30, 2018	23,613,565	18,459,497	42,073,062
	56.1%	43.9%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the three months ended June 30, 2018 and 2017 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $76 and $267, respectively. For the six months ended June 30, 2018 and 2017 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $8 and $380, respectively.
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2018 and 2017, respectively:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336,654	$110,203	$10,808	$445,284	$2,902,949
Comprehensive income	302,790	7,399	8	19,575	329,772
Dividends and distributions	(67,347)	(1,362)	—	(23,562)	(92,271)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	(2,380)	—	—	—	(2,380)
Equity-based compensation awards	9,520	—	—	3,497	13,017
Exercise of PBF LLC and PBF Energy options and warrants, net	11,671	(346)	—	—	11,325
Other	10,921	—	—	(1,049)	9,872
Balance at June 30, 2018	$2,601,829	$115,894	$10,816	$443,745	$3,172,284

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,025,044	$98,671	$12,513	$434,456	$2,570,684
Comprehensive income (loss)	(140,118)	(8,439)	380	24,640	(123,537)
Dividends and distributions	(65,807)	(2,300)	—	(21,787)	(89,894)
Equity-based compensation awards	10,134	—	—	3,708	13,842
Other	(2,098)	—	—	(4)	(2,102)
Balance at June 30, 2017	$1,827,155	$87,932	$12,893	$441,013	$2,368,993
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the six months ended June 30, 2018 and 2017, respectively:

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422,411	$10,808	$445,284	$2,878,503
Comprehensive income	418,056	8	19,575	437,639
Dividends and distributions	(68,709)	—	(23,562)	(92,271)
Equity-based compensation awards	9,520	—	3,497	13,017
Exercise of PBF LLC options and warrants, net	(3,275)	—	—	(3,275)
Other	10,921	—	(1,049)	9,872
Balance at June 30, 2018	$2,788,924	$10,816	$443,745	$3,243,485

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,040,851	$12,513	$434,456	$2,487,820
Comprehensive income (loss)	(250,006)	380	24,639	(224,987)
Dividends and distributions	(68,107)	—	(21,787)	(89,894)
Equity-based compensation awards	10,134	—	3,708	13,842
Other	(2,102)	—	(3)	(2,105)
Balance at June 30, 2017	$1,730,770	$12,893	$441,013	$2,184,676

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Share Activity
The following table presents the changes in PBF Energy Class A common stock and treasury stock outstanding:

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
	Class A Common Stock	Treasury Stock	Class A Common Stock	Treasury Stock
Balance at beginning of period	110,565,531	6,132,884	109,204,047	6,087,963
Treasury stock purchases (1)	(39,014)	39,014	—	44,921
Stock based compensation	12,244	—	702,404	—
Exercise of options and warrants	602,916	—	462,500	—
Exchange of PBF LLC Series A units for shares of Class A common stock	2,688,051	—	196,580	—
Balance at end of period	113,829,728	6,171,898	110,565,531	6,132,884
_____
(1) Includes shares repurchased from participants in connection with the vesting of equity awards granted under the Company’s stock compensation plans to cover employee income tax liabilities.
The following table presents the changes in PBF LLC Series C Units and Series A Units outstanding:

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
	Series A Units	Series C Units	Series A Units	Series C Units
Balance at beginning of period	3,767,464	110,586,762	3,920,902	109,204,047
Exercise of Series A warrants and options	126,912	602,916	64,373	462,500
Exchange of Series A units for PBF Energy Class A common stock	(2,688,051)	2,688,051	(196,580)	217,811
Grant of restricted shares	—	12,244	—	702,404
Surrender of units for tax withholding	—	(39,014)	—	—
Redemption of Series A units by PBF Energy	—	—	(21,231)	—
Balance at end of period	1,206,325	113,850,959	3,767,464	110,586,762

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

5. INVENTORIES
Inventories consisted of the following:

June 30, 2018
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,159,842	$—	$1,159,842
Refined products and blendstocks	1,036,028	296,142	1,332,170
Warehouse stock and other	103,066	—	103,066
	$2,298,936	$296,142	$2,595,078
Lower of cost or market adjustment	(11,751)	(43,050)	(54,801)
Total inventories	$2,287,185	$253,092	$2,540,277

December 31, 2017
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797
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
During the three months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $158,002 and $116,274, respectively, reflecting the net change in the lower of cost or market inventory reserve from $212,803 at March 31, 2018 to $54,801 at June 30, 2018. During the six months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $245,655 and $180,778, respectively, reflecting the net change in the lower of cost or market inventory reserve from $300,456 at December 31, 2017 to $54,801 at June 30, 2018.
During the three months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $151,095 and $91,624, respectively, reflecting the net change in the lower of cost or market inventory reserve from $612,027 at March 31, 2017 to $763,122 at June 30, 2017. During the six months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $167,134 and $101,350, respectively, reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $763,122 at June 30, 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy	June 30, 2018	December 31, 2017
Inventory-related accruals	$1,138,913	$1,151,810
Inventory intermediation agreements	227,740	244,287
Excise and sales tax payable	176,557	118,515
Accrued transportation costs	53,464	64,400
Renewable energy credit and emissions obligations	52,390	26,231
Accrued utilities	31,647	42,189
Accrued salaries and benefits	30,347	58,589
Accrued refinery maintenance and support costs	25,578	35,674
Customer deposits	22,670	16,133
Accrued interest	15,170	14,080
Accrued capital expenditures	14,395	18,765
Environmental liabilities	7,197	8,289
Other	33,969	15,892
Total accrued expenses	$1,830,037	$1,814,854

PBF LLC	June 30, 2018	December 31, 2017
Inventory-related accruals	$1,138,913	$1,151,810
Inventory intermediation agreements	227,740	244,287
Excise and sales tax payable	176,557	118,515
Accrued transportation costs	53,464	64,400
Renewable energy credit and emissions obligations	52,390	26,231
Accrued utilities	31,647	42,189
Accrued salaries and benefits	30,347	58,589
Accrued interest	28,461	23,419
Accrued refinery maintenance and support costs	25,578	35,674
Customer deposits	22,670	16,133
Accrued capital expenditures	14,395	18,765
Environmental liabilities	7,197	8,289
Other	33,886	16,093
Total accrued expenses	$1,843,245	$1,824,394
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2018 and December 31, 2017, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
7. DEBT
2018 Revolving Credit Agreement
On May 2, 2018, PBF Holding and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced its existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement"). The 2018 Revolving Credit Agreement has a maximum commitment of $3,400,000, a maturity date of May 2023 and redefines certain components of the Borrowing Base (as defined in the credit agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Credit Agreement bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin (all as defined in the credit agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on our corporate credit rating. In addition, an accordion feature allows for commitments of up to $3,500,000. The LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%. The 2018 Revolving Credit Agreement contains representations, warranties and covenants by PBF Holding and the other borrowers, as well as customary events of default and indemnification obligations.
At June 30, 2018 and December 31, 2017, there was $350,000 and $350,000, respectively, outstanding under the revolving credit agreements.

PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into an amended and restated revolving credit facility (the “PBFX A&R Revolving Credit Facility”), that among other things extends the maturity date from May 2019 to July 2023. Refer to Note 17 “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements for further details.

8. AFFILIATE NOTE PAYABLE - PBF LLC
As of June 30, 2018 and December 31, 2017, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $322,144 and $292,844, respectively. The notes have an interest rate of 2.5% and a 5-year term but may be prepaid in whole or in part at any time, at the option of the payor without penalty or premium.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.0% as of June 30, 2018 and approximately 96.7% as of December 31, 2017). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Ltd, that are treated as C-Corporations for income tax purposes.
The income tax expense (benefit) in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax expense	$669	$901	$752	$1,374
Deferred income tax expense (benefit)	94,876	(72,944)	105,735	(92,464)
Total income tax expense (benefit)	$95,545	$(72,043)	$106,487	$(91,090)

Income tax expense (benefit) is based on income (loss) before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision at Federal statutory rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.6%	4.8%	5.6%	4.7%
Nondeductible/nontaxable items	0.1%	(0.9)%	0.1%	(0.7)%
Rate differential from foreign jurisdictions	(0.2)%	1.0%	(0.2)%	0.9%
Foreign tax rate change	—%	—%	—%	(0.4)%
Other	(0.5)%	(0.3)%	(0.5)%	(0.2)%
Effective tax rate	26.0%	39.6%	26.0%	39.3%
PBF Energy’s effective income tax rate for the three and six months ended June 30, 2018, including the impact of income attributable to noncontrolling interests of $15,534 and $26,979, respectively, was 24.9% and 24.4%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2017, including the impact of income attributable to noncontrolling interests of $5,512 and $16,559, respectively, was 40.9% and 42.3% respectively.
The decrease in effective tax rate when comparing the three and six month periods ended June 30, 2018 to the three and six month periods ended June 30, 2017 is primarily driven by the Tax Cuts and Jobs Act (“TCJA”), which was effective as of January 1, 2018. The TCJA significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%. In connection with the enactment of the TCJA, PBF Energy recorded a net tax expense of $20,153 in the year ending December 31, 2017. It is the Company’s expectation

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

that the other legislative areas within TCJA, such as the Transition Tax and the Global Low-Taxed Intangible Income, will not have a material impact on the provision for income taxes.
The income tax expense (benefit) in the PBF LLC condensed consolidated financial statements of operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax (benefit) expense	$(26)	$737	$(31)	$1,209
Deferred income tax (benefit) expense	(3,957)	5,161	(4,653)	5,123
Total income tax (benefit) expense	$(3,983)	$5,898	$(4,684)	$6,332

The Company has determined there are no material uncertain tax positions as of June 30, 2018. The Company does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,448 recorded as of June 30, 2018 ($10,282 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of June 30, 2018 and December 31, 2017, this liability is self-guaranteed by the Company.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time the Company acquired Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations on or before December 31, 2014. On May

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18, 2018 the Order was settled by LDEQ and the Chalmette refinery for an administrative penalty of $741, of which $100 has been paid in cash and the remainder has been or will be spent on beneficial environmental projects.
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
At the time the Company acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and the EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $133,928 as of June 30, 2018 ($136,487 as of December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged violations from EPA’s and DTSC’s December 2016 inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $150 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,668 recorded as of June 30, 2018 ($1,923 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 1.83%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
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
The Company is required to comply with the Renewable Fuel Standard (“RFS”) implemented by the EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

consumed in the United States. In July 2018, the EPA issued proposed amendments to the RFS program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.
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
As of January 1, 2011, the Company is required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements. The Company’s planned capital projects will reduce the amount of benzene credits that it needs to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These new requirements, other requirements of the CAA and other

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of June 30, 2018 (96.7% as of December 31, 2017). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of June 30, 2018, PBF Energy has recognized a liability for the Tax Receivable Agreement of $391,156 ($362,142 as of December 31, 2017) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2018, PBF LLC made aggregate non-tax quarterly distributions of $68,517, or $0.30 per unit to its members, of which $67,155 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $67,155 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2018 and May 30, 2018.

With respect to distributions paid during the six months ended June 30, 2018, PBFX paid a distribution on outstanding common units of $0.485 per unit on March 14, 2018 and $0.490 per unit on May 30, 2018, of which $23,689 was distributed to PBF LLC and the balance was distributed to its public unit holders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$11,836	$10,144	$23,672	$20,287
Interest cost	1,449	1,084	2,896	2,168
Expected return on plan assets	(2,136)	(1,442)	(4,270)	(2,884)
Amortization of prior service cost	22	13	43	26
Amortization of actuarial loss	72	113	143	226
Net periodic benefit cost	$11,243	$9,912	$22,484	$19,823

	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$287	$316	$574	$632
Interest cost	155	172	310	344
Amortization of prior service cost	161	161	323	322
Net periodic benefit cost	$603	$649	$1,207	$1,298

The Company adopted ASU 2017-07 as described in “Note 1 - Description of the Business and Basis of Presentation” effective January 1, 2018. The new guidance requires the bifurcation of net periodic benefit cost. The service cost component is presented within Income from operations, while the other components are reported separately outside of operations. This guidance was applied retrospectively in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Company recorded income of $277 and $555, respectively, related to the non-service cost components of net periodic benefit cost in Other income (expense). For the three and six months ended June 30, 2017, the Company recorded expense of $101 and $202, respectively, related to the non-service cost components of net periodic benefit cost in Other income (expense).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2018 and December 31, 2017.
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

	As of June 30, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,520	$—	$—	$18,520	N/A	$18,520
Commodity contracts	65,389	5,999	—	71,388	(71,388)	—
Liabilities:
Commodity contracts	75,477	37,397	—	112,874	(71,388)	41,486
Catalyst lease obligations	—	45,430	—	45,430	—	45,430
Derivatives included with inventory intermediation agreement obligations	—	10,259	—	10,259	—	10,259

	As of December 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2018 and December 31, 2017, $9,464 and $9,593, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$—	$—	$—	$(84)
Purchases	—	—	—	—
Settlements	—	—	—	45
Unrealized gain included in earnings	—	—	—	39
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$—	$—	$—

There were no transfers between levels during the three and six months ended June 30, 2018 or 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725,000	$763,255	$725,000	$763,945
2023 Senior Notes (a)	500,000	521,660	500,000	522,101
PBFX 2023 Senior Notes (a)	528,101	532,956	528,374	544,118
PBF Rail Term Loan (b)	24,982	24,982	28,366	28,366
Catalyst leases (c)	45,430	45,430	59,048	59,048
PBFX Revolving Credit Facility (b)	84,000	84,000	29,700	29,700
Revolving Credit Agreement (b)	350,000	350,000	350,000	350,000
	2,257,513	2,322,283	2,220,488	2,297,278
Less - Current debt (c)	(1,298)	(1,298)	(10,987)	(10,987)
Less - Unamortized deferred financing costs	(42,173)	n/a	(34,459)	n/a
Long-term debt	$2,214,042	$2,320,985	$2,175,042	$2,286,291

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 7.00% senior notes due 2023 and the 7.25% senior notes due 2025 (collectively, the “Senior Notes”), and the PBFX 6.875% senior notes due 2023 (the “PBFX 2023 Senior Notes”).
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. As disclosed in Note 7, “Debt” and Note 17, “Subsequent Events”, on July 30, 2018, PBFX entered into the PBFX A&R Revolving Credit Facility, that among other things, extended the maturity date from May 2019 to July 2023. As such, the outstanding balance on the PBFX Revolving Credit Facility as of June 30, 2018 is classified as long-term debt on the condensed consolidated balance sheet.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2017, Delaware City Refining entered into two platinum bridge leases which were settled as of June 30, 2018 and the Company entered into a new platinum bridge lease, which will expire in the first quarter of 2019. The total outstanding balance related to these bridge leases as of June 30, 2018 and December 31, 2017 was $1,298 and $10,987, respectively, and is included in Current debt on the Company’s Condensed Consolidated balance sheet.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of June 30, 2018, there were 2,868,426 barrels of intermediates and refined products (3,000,142 barrels at December 31, 2017) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2018, there were 22,752,000 barrels of crude oil and 5,293,000 barrels of refined products (22,348,000 and 1,989,000, respectively, as of December 31, 2017), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2018 and December 31, 2017 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(10,259)
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)

Derivatives not designated as hedging instruments:
June 30, 2018:
Commodity contracts	Accrued expenses	$(41,486)
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)

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

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$6,287
For the three months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20,017)
For the six months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(2,538)
For the six months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$3,107

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(33,079)
For the three months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,293
For the six months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(46,360)
For the six months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,684

Hedged items designated in fair value hedges:
For the three months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$(6,287)
For the three months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$20,017
For the six months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$2,538
For the six months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$(3,107)

The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2018 or 2017.

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
Logistics
The Company’s Logistics segment is comprised of PBFX, a publicly traded master limited partnership, formed to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets primarily consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third party customers through fee-based commercial agreements. PBFX currently does not generate significant third party revenue and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy and PBF LLC perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual operating segments.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2018 and June 30, 2017 are presented below. In connection with the adoption of ASU 2017-07, the accompanying segment information has been retrospectively adjusted, for all periods presented, to reflect the reclassification of certain net periodic benefit costs from Operating expenses and General and administrative expenses to Other income (expense).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF Energy	Three Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,440,470	$67,398	$—	$(63,785)	$7,444,083
Depreciation and amortization expense	82,829	6,919	2,563	—	92,311
Income (loss) from operations (1)	446,506	34,880	(54,760)	(4,363)	422,263
Interest expense, net	2,596	10,425	30,427	—	43,448
Capital expenditures (2)	210,930	59,568	1,463	—	271,961

	Three Months Ended June 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,013,251	$62,329	$—	$(58,355)	$5,017,225
Depreciation and amortization expense	56,973	5,710	6,020	—	68,703
Income (loss) from operations (1)	(101,264)	35,017	(40,981)	(3,820)	(111,048)
Interest expense, net	1,335	7,886	31,477	—	40,698
Capital expenditures (2)	242,655	36,918	148	—	279,721

	Six Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,240,071	$131,437	$—	$(124,649)	$13,246,859
Depreciation and amortization expense	159,607	13,414	5,277	—	178,298
Income (loss) from operations (1)	572,219	70,085	(115,996)	(8,385)	517,923
Interest expense, net	4,431	20,373	61,842	—	86,646
Capital expenditures (2)	299,227	63,521	2,493	—	365,241

	Six Months Ended June 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,763,449	$122,806	$—	$(114,557)	$9,771,698
Depreciation and amortization expense	110,791	11,062	7,782	—	129,635
Income (loss) from operations (1)	(90,771)	71,058	(83,121)	(7,419)	(110,253)
Interest expense, net	2,253	15,870	59,758	—	77,881
Capital expenditures (2)	409,871	56,385	2,409	—	468,665

	Balance at June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$7,744,601	$777,756	$55,831	$(31,473)	$8,546,715

	Balance at December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$7,298,049	$737,550	$123,211	$(40,817)	$8,117,993

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF LLC	Three Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,440,470	$67,398	$—	$(63,785)	$7,444,083
Depreciation and amortization expense	82,829	6,919	2,563	—	92,311
Income (loss) from operations (1)	446,506	34,880	(54,319)	(4,363)	422,704
Interest expense, net	2,596	10,425	32,461	—	45,482
Capital expenditures (2)	210,930	59,568	1,463	—	271,961

	Three Months Ended June 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,013,251	$62,329	$—	$(58,355)	$5,017,225
Depreciation and amortization expense	56,973	5,710	6,020	—	68,703
Income (loss) from operations (1)	(101,264)	35,017	(40,909)	(3,820)	(110,976)
Interest expense, net	1,335	7,886	33,235	—	42,456
Capital expenditures (2)	242,655	36,918	148	—	279,721

	Six Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,240,071	$131,437	$—	$(124,649)	$13,246,859
Depreciation and amortization expense	159,607	13,414	5,277	—	178,298
Income (loss) from operations (1)	572,219	70,085	(115,303)	(8,385)	518,616
Interest expense, net	4,431	20,373	65,839	—	90,643
Capital expenditures (2)	299,227	63,521	2,493	—	365,241

	Six Months Ended June 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,763,449	$122,806	$—	$(114,557)	$9,771,698
Depreciation and amortization expense	110,791	11,062	7,782	—	129,635
Income (loss) from operations (1)	(90,771)	71,058	(83,013)	(7,419)	(110,145)
Interest expense, net	2,253	15,870	63,894	—	82,017
Capital expenditures (2)	409,871	56,385	2,409	—	468,665

	Balance at June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$7,744,601	$777,756	$46,250	$(31,473)	$8,537,134

	Balance at December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$7,298,049	$737,550	$44,203	$(40,817)	$8,038,985

(1)
The Logistics segment includes 100% of the income from operations of TVPC as TVPC is consolidated by PBFX. PBFX records net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For purposes of the Company’s condensed consolidated financial statements, PBF Holding’s equity income in investee and PBFX’s net income attributable to noncontrolling interest eliminate in consolidation.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
The Logistics segment includes capital expenditures of $58,000 for the acquisition of the Knoxville Terminals by PBFX on April 16, 2018 and $10,097 for the acquisition of the Toledo Terminal by PBFX on April 17, 2017.

(3)
The Logistics segment includes 100% of the assets of TVPC as TVPC is consolidated by PBFX. PBFX records a noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records an equity investment in TVPC reflecting its noncontrolling ownership interest. For purposes of the Company’s condensed consolidated PBF Energy financial statements, PBFX’s noncontrolling interest in TVPC and PBF Holding’s equity investment in TVPC eliminate in consolidation.

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
The following table sets forth the computation of basic and diluted net income per share of Class A common stock attributable to PBF Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2018	2017	2018	2017
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$272,153	$(109,663)	$302,519	$(140,740)
Less: Income allocated to participating securities	197	269	398	539
Income (loss) available to PBF Energy Inc. stockholders - basic	$271,956	$(109,932)	$302,121	$(141,279)
Denominator for basic net income per Class A common share - weighted average shares	112,875,813	108,779,992	111,853,774	108,770,237
Basic net income (loss) attributable to PBF Energy per Class A common share	$2.41	$(1.01)	$2.70	$(1.30)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$271,956	$(109,932)	$302,121	$(141,279)
Plus: Net income attributable to noncontrolling interest (1)	6,108	—	7,396	—
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(1,613)	—	(1,953)	—
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$276,451	$(109,932)	$307,564	$(141,279)

Denominator:(1)
Denominator for basic net income (loss) per Class A common share-weighted average shares	112,875,813	108,779,992	111,853,774	108,770,237
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	1,838,196	—	2,681,980	—
Common stock equivalents (2)	1,695,264	—	1,214,173	—
Denominator for diluted net income (loss) per Class A common share-adjusted weighted average shares	116,409,273	108,779,992	115,749,927	108,770,237
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$2.37	$(1.01)	$2.66	$(1.30)
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. For the three and six months ended June 30, 2018, respectively, the net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 26.4% estimated annualized statutory corporate tax rate) attributable to the converted units.

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

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options and warrants to purchase 12,500 and 233,250 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2018, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 7,278,142 and 7,278,142 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2017, respectively.

17. SUBSEQUENT EVENTS
Dividend Declared
On August 2, 2018, PBF Energy announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 30, 2018 to Class A common stockholders of record at the close of business on August 15, 2018.
PBFX Distributions
On August 2, 2018, the Board of Directors of PBF GP announced a distribution of $0.495 per unit on outstanding common units of PBFX. The distribution is payable on August 30, 2018 to PBFX unitholders of record at the close of business on August 15, 2018.
East Coast Storage Assets Acquisition

On July 16, 2018, PBFX entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of $107,000, which is comprised of an initial payment at closing of $75,000 with the balance being payable one year after closing. The East Coast Storage Assets Acquisition is expected to close in the fourth quarter of 2018, subject to customary regulatory and other approvals.

Registered Direct Offering

On July 16, 2018, the PBFX entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering of an aggregate of 1,775,750 common units for gross proceeds of approximately $35,000, which closed on July 30, 2018.

PBFX A&R Revolving Credit Facility

On July 30, 2018, PBFX amended and restated the PBFX Revolving Credit Facility dated May 14, 2014. Among other things, the PBFX A&R Revolving Credit Facility increases the maximum commitment available to PBFX from $360,000 to $500,000 and extends the maturity date to July 2023. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the PBFX Revolving Credit Facility. The PBFX A&R Revolving Credit Facility contains representations, warranties and covenants by PBFX, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to PBFX, than those in the PBFX Revolving Credit Facility.

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

PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of June 30, 2018. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2018, PBF LLC also holds a 43.9% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions or areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2018, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of June 30, 2018, PBF Energy owned 113,850,959 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 1,206,325 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 99.0% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 1.0% of the voting power in us (96.7% and 3.3% as of December 31, 2017, respectively).
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Loan"). Among other things, the 2018 Revolving Loan increases the maximum commitment available to PBF Holding from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base, as defined in the credit agreement, to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement.
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
On October 6, 2017, PBFX issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new PBFX 2023 Senior Notes” and, together with the initial PBFX 2023 Senior Notes, the “PBFX 2023 Senior Notes”). The new PBFX 2023 Senior Notes were issued at 102% of face value with an effective rate of 6.442% and were issued under the indenture governing the initial PBFX 2023 Senior Notes dated on May 12, 2015. PBFX used the net proceeds from the offering of the new PBFX 2023 Senior Notes to repay a portion of the PBFX Revolving Credit Facility and for general capital purposes. The new PBFX 2023 Senior Notes included a registration rights arrangement whereby the Company agreed to file with the SEC and use commercially reasonable efforts to consummate an offer to exchange the new PBFX 2023 Senior Notes for an issue of registered notes with terms substantially identical to the notes no later than 365 days after the date of the original issuance of the new PBFX 2023 Senior Notes. This registration statement was declared effective on April 2, 2018, and the exchange was consummated in May 2018.

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
PBFX Assets and Transactions
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of June 30, 2018, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
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
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. for total cash consideration of approximately $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.
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

Results of Operations

The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except per share data). Differences between the results of operations between PBF Energy and PBF LLC pertain to income tax expense, interest expense and non-controlling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment does not currently generate significant third party revenue and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,444,083	$5,017,225	$13,246,859	$9,771,698
Cost and expenses:
Cost of products and other	6,452,535	4,605,693	11,584,637	8,802,460
Operating expenses (excluding depreciation and amortization expense as reflected below)	417,695	412,790	843,830	864,056
Depreciation and amortization expense	89,748	62,683	173,021	121,853
Cost of sales	6,959,978	5,081,166	12,601,488	9,788,369
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,685	41,058	121,498	84,888
Depreciation and amortization expense	2,563	6,020	5,277	7,782
Loss on sale of assets	594	29	673	912
Total cost and expenses	7,021,820	5,128,273	12,728,936	9,881,951

Income (loss) from operations	422,263	(111,048)	517,923	(110,253)
Other income (expense):
Change in fair value of catalyst leases	4,140	1,104	4,153	(1,484)
Debt extinguishment costs	—	(25,451)	—	(25,451)
Interest expense, net	(43,448)	(40,698)	(86,646)	(77,881)
Other non-service components of net periodic benefit cost	277	(101)	555	(202)
Income (loss) before income taxes	383,232	(176,194)	435,985	(215,271)
Income tax expense (benefit)	95,545	(72,043)	106,487	(91,090)
Net income (loss)	287,687	(104,151)	329,498	(124,181)
Less: net income attributable to noncontrolling interests	15,534	5,512	26,979	16,559
Net income (loss) attributable to PBF Energy Inc. stockholders	$272,153	$(109,663)	$302,519	$(140,740)

Consolidated gross margin	$484,105	$(63,941)	$645,371	$(16,671)

Gross refining margin (1)	$928,317	$350,418	$1,538,312	$848,862

Net income (loss) available to Class A common stock per share:
Basic	$2.41	$(1.01)	$2.70	$(1.30)
Diluted	$2.37	$(1.01)	$2.66	$(1.30)

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,444,083	$5,017,225	$13,246,859	$9,771,698
Cost and expenses:
Cost of products and other	6,452,535	4,605,693	11,584,637	8,802,460
Operating expenses (excluding depreciation and amortization expense as reflected below)	417,695	412,790	843,830	864,056
Depreciation and amortization expense	89,748	62,683	173,021	121,853
Cost of sales	6,959,978	5,081,166	12,601,488	9,788,369
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,244	40,986	120,805	84,780
Depreciation and amortization expense	2,563	6,020	5,277	7,782
Loss on sale of assets	594	29	673	912
Total cost and expenses	7,021,379	5,128,201	12,728,243	9,881,843

Income (loss) from operations	422,704	(110,976)	518,616	(110,145)

Other income (expense):
Change in fair value of catalyst leases	4,140	1,104	4,153	(1,484)
Debt extinguishment costs	—	(25,451)	—	(25,451)
Interest expense, net	(45,482)	(42,456)	(90,643)	(82,017)
Other non-service components of net periodic benefit cost	277	(101)	555	(202)
Income (loss) before income taxes	381,639	(177,880)	432,681	(219,299)
Income tax (benefit) expense	(3,983)	5,898	(4,684)	6,332
Net income (loss)	385,622	(183,778)	437,365	(225,631)
Less: net income attributable to noncontrolling interests	9,426	12,116	19,583	25,019
Net income (loss) attributable to PBF Energy Company LLC	$376,196	$(195,894)	$417,782	$(250,650)

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Key Operating Information
Production (bpd in thousands)	866.1	764.2	831.2	748.8
Crude oil and feedstocks throughput (bpd in thousands)	866.6	769.2	833.3	753.7
Total crude oil and feedstocks throughput (millions of barrels)	78.8	70.0	150.8	136.4
Consolidated gross margin per barrel of throughput	$6.14	$(0.90)	$4.28	$(0.12)
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.77	$7.17	$8.57	$7.45
Refinery operating expense, per barrel of throughput	$5.11	$5.69	$5.40	$6.12

Crude and feedstocks (% of total throughput) (2)
Heavy	38%	30%	37%	35%
Medium	28%	31%	31%	30%
Light	21%	23%	20%	20%
Other feedstocks and blends	13%	16%	12%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	50%	49%	51%
Distillates and distillate blendstocks	32%	30%	32%	30%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	17%	16%	16%	16%
Total yield	100%	99%	100%	100%

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars per barrel, except as noted)
Dated Brent Crude	$74.42	$49.69	$70.75	$51.61
West Texas Intermediate (WTI) crude oil	$68.02	$48.11	$65.52	$49.89
Light Louisiana Sweet (LLS) crude oil	$73.14	$50.17	$69.58	$51.77
Alaska North Slope (ANS) crude oil	$73.93	$50.61	$70.64	$52.20
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.96	$14.81	$13.90	$13.21
WTI (Chicago) 4-3-1	$17.56	$14.09	$14.74	$12.65
LLS (Gulf Coast) 2-1-1	$13.52	$12.56	$13.19	$12.30
ANS (West Coast) 4-3-1	$18.70	$19.16	$17.59	$17.85
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.40	$1.58	$5.23	$1.73
Dated Brent less Maya (heavy, sour)	$12.40	$8.00	$10.78	$7.34
Dated Brent less WTS (sour)	$14.78	$2.65	$10.20	$2.98
Dated Brent less ASCI (sour)	$5.09	$2.85	$4.84	$3.46
WTI less WCS (heavy, sour)	$18.26	$9.56	$22.17	$11.23
WTI less Bakken (light, sweet)	$0.39	$0.30	$0.70	$0.61
WTI less Syncrude (light, sweet)	$2.98	$(1.35)	$1.69	$(1.81)
WTI less LLS (light, sweet)	$(5.12)	$(2.06)	$(4.06)	$(1.88)
WTI less ANS (light, sweet)	$(5.91)	$(2.50)	$(5.12)	$(2.31)
Natural gas (dollars per MMBTU)	$2.85	$3.14	$2.82	$3.10
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Overview— Net income was $287.7 million for the three months ended June 30, 2018 compared to net loss of $104.2 million for the three months ended June 30, 2017. PBF LLC net income was $385.6 million for the three months ended June 30, 2018 compared to net loss of $183.8 million for the three months ended June 30, 2017. Net income attributable to PBF Energy was $272.2 million or $2.37 per diluted share, for the three months ended June 30, 2018 ($2.37 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.38 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy of $109.7 million, or $(1.01) per diluted share, for the three months ended June 30, 2017 ($(1.01) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(0.06) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 98.4% and 96.6% for the three months ended June 30, 2018 and 2017, respectively.
Our results for the three months ended June 30, 2018 were positively impacted by a non-cash special item consisting of a pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $158.0 million, or $116.3 million net of tax. Our results for the three months ended June 30, 2017 were negatively impacted by pre-tax LCM inventory adjustment of approximately $151.1 million, or $91.6 million net of tax and pre-tax debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million, or $15.4 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by strong crack spreads, particularly in the Mid-Continent, favorable movements in crude differentials and higher overall throughput volumes and barrels sold across our refineries as a result of all five refineries operating without significant turnarounds or major maintenance during the quarter. In particular, we benefited significantly from favorable results at our Torrance refinery, which continues to experience operational improvements due to the capital investments made since our acquisition. Our results in the current period were negatively impacted by higher general and administrative costs and increased depreciation and amortization expense.
Revenues— Revenues totaled $7.4 billion for the three months ended June 30, 2018 compared to $5.0 billion for the three months ended June 30, 2017, an increase of approximately $2.4 billion, or 48.4%. Revenues per barrel were $80.39 and $61.30 for the three months ended June 30, 2018 and 2017, respectively, an increase of 31.1% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,900 bpd, 152,900 bpd, 188,500 bpd and 165,300 bpd, respectively. For the three months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 326,100 bpd, 154,600 bpd, 191,300 bpd and 97,200 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were higher in the three months ended June 30, 2018 compared to the same period in 2017. Throughput rates at our Mid-Continent and Gulf Coast refineries were in line with the same quarter of the prior year. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to planned downtime in 2017 related to its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the three months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 401,100 bpd, 162,900 bpd, 250,000 bpd and 203,600 bpd, respectively. For the three months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 369,000 bpd, 161,500 bpd, 237,700 bpd and 131,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $484.1 million for the three months ended June 30, 2018 compared to $(63.9) million for the three months ended June 30, 2017, an increase of approximately $548.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $928.3 million, or $11.77 per barrel of throughput ($770.3 million or $9.77 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2018 compared to $350.4 million, or $5.01 per barrel of throughput ($501.5 million or $7.17 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2017, an increase of approximately $577.9 million, or $268.8 million excluding special items.
Consolidated gross margin and gross refining margin increased due to overall higher throughput volumes and generally favorable movements in crude differentials and certain crack spreads. We experienced increased gross refining margin contributions of $155.4 million, or $116.1 million excluding special items, from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. In addition, consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $158.0 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of the first quarter of 2018. The non-cash LCM inventory adjustment decreased consolidated gross margin and gross refining margin by approximately $151.1 million on a net basis in the second quarter of 2017. Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”). Total RFS costs were $39.2 million for the three months ended June 30, 2018 in comparison to $74.2 million for the three months ended June 30, 2017.

Average industry refining margins in the Mid-Continent were significantly stronger during the three months ended June 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $17.56 per barrel, or 24.6% higher, in the three months ended June 30, 2018 as compared to $14.09 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was 30.0% higher in the three months ended June 30, 2018, as compared to $0.30 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $2.98 per barrel during the three months ended June 30, 2018 as compared to a premium of $1.35 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.96 per barrel, or 1.0% higher, in the three months ended June 30, 2018, as compared to $14.81 per barrel in the same period in 2017. The Dated Brent/Maya differential was $4.40 higher in the three months ended June 30, 2018 as compared to the same period in 2017 and the Dated Brent/WTI differential was $4.82 higher in the three months ended June 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins improved during the three months ended June 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.52 per barrel, or 7.6% higher, in the three months ended June 30, 2018 as compared to $12.56 per barrel in the same period in 2017. Crude differentials weakened with the WTI/LLS differential averaging a premium of $5.12 per barrel during the three months ended June 30, 2018 as compared to a premium of $2.06 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins slightly decreased during the three months ended June 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $18.70 per barrel, or 2.4% lower, in the three months ended June 30, 2018 as compared to $19.16 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.91 per barrel during the three months ended June 30, 2018 as compared to a premium of $2.50 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $417.7 million for the three months ended June 30, 2018 compared to $412.8 million for the three months ended June 30, 2017, an increase of $4.9 million, or 1.2%. Of the total $417.7 million of operating expenses for the three months ended June 30, 2018, $402.8 million or $5.11 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $14.9 million related to expenses incurred by the Logistics segment ($398.5 million, or $5.69 per barrel, and $14.3 million of operating expenses for the three months ended June 30, 2017 related to the Refining and Logistics segments, respectively). The nominal increase in operating expenses was driven by higher energy and utility costs driven by higher throughput across our system, partially offset by a decrease in maintenance and supply costs as a result of increased system reliability and our focused efforts on reducing operating costs at our Chalmette and Torrance refineries. Operating expenses related to our Logistics segment were generally consistent with the prior year and consist of costs related to the operation and maintenance of PBFX’s assets.
General and Administrative Expenses— General and administrative expenses totaled $58.7 million for the three months ended June 30, 2018 compared to $41.1 million for the three months ended June 30, 2017, an increase of approximately $17.6 million or 42.9%. The increase in general and administrative expenses for the three months ended June 30, 2018 in comparison to the three months ended June 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.

Loss on Sale of Assets— There was a loss of $0.6 million on the sale of assets for the three months ended June 30, 2018 relating to the sale of non-operating refinery assets. There was a de minimis loss on the sale of non-operating refinery assets for the three months ended June 30, 2017.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $92.3 million for the three months ended June 30, 2018 (including $89.7 million recorded within Cost of sales) compared to $68.7 million for the three months ended June 30, 2017 (including $62.7 million recorded within Cost of sales), an increase of $23.6 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2017 which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.1 million for the three months ended June 30, 2018 compared to a gain of $1.1 million for the three months ended June 30, 2017. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the three months ended June 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2018.
Interest Expense, net— PBF Energy interest expense totaled $43.4 million for the three months ended June 30, 2018 compared to $40.7 million for the three months ended June 30, 2017, an increase of approximately $2.8 million. This net increase is mainly attributable to the interest costs associated with the issuance of the new PBFX 2023 Senior Notes on October 6, 2017. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $45.5 million and $42.5 million for the three months ended June 30, 2018 and June 30, 2017, respectively (inclusive of $2.0 million and $1.8 million, respectively, of incremental interest expense on the affiliate notes payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and the Canadian subsidiary of PBF Holding are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 98.4% and 96.6%, on a weighted-average basis for the three months ended June 30, 2018 and 2017, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2018 and 2017 was 26.0% and 39.6%, respectively, reflecting tax adjustments for discrete items and the impact of the Tax Cuts and Jobs Act (“TCJA”) which, among other things, reduced the U.S federal corporate tax rate from 35% to 21%.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the condensed consolidated statements of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of the two Chalmette Refining subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended June 30, 2018 and 2017 was approximately 1.6% and 3.4%, respectively. The carrying amount of the noncontrolling interest on our condensed consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Overview— PBF Energy net income was $329.5 million for the six months ended June 30, 2018 compared to a net loss of $124.2 million for the six months ended June 30, 2017. PBF LLC net income was $437.4 million for the six months ended June 30, 2018 compared to a net loss of $225.6 million for the six months ended June 30, 2017. Net income attributable to PBF Energy Inc. stockholders was $302.5 million, or $2.66 per diluted share, for the six months ended June 30, 2018 ($2.66 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.10 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to a net loss attributable to PBF Energy Inc. stockholders of $140.7 million, or $(1.30) per diluted share, for the six months ended June 30, 2017 ($(1.30) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(0.26) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy Inc. stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 97.6% and 96.6% for the six months ended June 30, 2018 and 2017, respectively.
Our results for the six months ended June 30, 2018 were positively impacted by a non-cash special item consisting of a pre-tax LCM inventory adjustment of approximately $245.7 million, or $180.8 million net of tax. Our results for the six months ended June 30, 2017 were negatively impacted by a pre-tax LCM inventory adjustment of approximately $167.1 million, or $101.4 million net of tax and pre-tax debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million, or $15.4 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by strong crack spreads, favorable movements in crude differentials, higher overall throughput volumes and increases in barrels sold across our refineries. In particular we benefited significantly from favorable results at our Torrance refinery, which continues to experience operational improvements, including reduced operating expenses, due to the capital investments made since our acquisition. Our results in the current period were negatively impacted by higher general and administrative costs and increased interest and depreciation and amortization expense.
Revenues— Revenues totaled $13.2 billion for the six months ended June 30, 2018 compared to $9.8 billion for the six months ended June 30, 2017, an increase of approximately $3.5 billion, or 35.6%. Revenues per barrel were $76.53 and $61.62 for the six months ended June 30, 2018 and 2017, respectively, an increase of 24.2% directly related to higher hydrocarbon commodity prices. For the six months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 346,500 bpd, 138,000 bpd, 178,900 bpd and 169,900 bpd, respectively. For the six months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 323,200 bpd, 139,300 bpd, 173,600 bpd and 117,600 bpd, respectively. The throughput rates at our East Coast, Gulf Coast and West Coast refineries were higher in the six months ended June 30, 2018 compared to the same period in 2017 generally due to improved market conditions and turnaround activity timing. Throughput rates at our Mid-Continent refinery were in line with the prior year. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to planned downtime in the prior year as part of the first significant turnaround of the refinery under our ownership and improved refinery performance experienced in the current year. For the six months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,000 bpd, 149,300 bpd, 232,400 bpd and 196,700 bpd, respectively. For the six months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 357,100 bpd, 157,200 bpd, 215,800 bpd and 146,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $645.4 million for the six months ended June 30, 2018, compared to $(16.7) million for the six months ended June 30, 2017, an increase of approximately $662.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,538.3 million, or $10.20 per barrel of throughput ($1,292.7 million or $8.57 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2018 compared to $848.9 million, or $6.22 per barrel of throughput ($1,016.0 million or $7.45 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2017, an increase of approximately $689.5 million, or $276.7 million excluding special items.
Consolidated gross margin and gross refining margin increased due to generally favorable movements in crude differentials, higher crack spreads and overall higher throughput volumes experienced across our refineries. We also experienced increased gross refining margin contributions of $229.8 million, or $157.4 million excluding special items, from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. In addition, consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $245.7 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2017. The non-cash LCM inventory adjustment decreased consolidated gross margin and gross refining margin by approximately $167.1 million for the six months ended June 30, 2017. Additionally, our results continue to be impacted by significant costs to comply with RFS. Total RFS costs were $83.1 million for the six months ended June 30, 2018 in comparison to $119.7 million for the six months ended June 30, 2017.
Average industry refining margins in the Mid-Continent were stronger during the six months ended June 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $14.74 per barrel, or 16.5% higher, in the six months ended June 30, 2018 as compared to $12.65 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was 14.8% higher in the six months ended June 30, 2018, as compared to $0.61 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $1.69 per barrel during the six months ended June 30, 2018 as compared to a premium of $1.81 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.90 per barrel, or 5.2% higher in the six months ended June 30, 2018, as compared to $13.21 per barrel in the same period in 2017. The Dated Brent/Maya differential was $3.44 higher in the six months ended June 30, 2018 as compared to the same period in 2017. The Dated Brent/WTI differential was $3.50 higher in the six months ended June 30, 2018 as compared to the same period in 2017, and the WTI/Bakken differential was approximately $0.09 per barrel higher in the six months ended June 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins improved during the six months ended June 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.19 per barrel, or 7.2% higher, in the six months ended June 30, 2018 as compared to $12.30 per barrel in the same period in 2017. Crude differentials weakened with the WTI/LLS differential averaging a premium of $4.06 per barrel during the six months ended June 30, 2018 as compared to a premium of $1.88 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins slightly decreased during the six months ended June 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $17.59 per barrel, or 1.5% lower, in the six months ended June 30, 2018 as compared to $17.85 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.12 per barrel during the six months ended June 30, 2018 as compared to a premium of $2.31 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $843.8 million for the six months ended June 30, 2018 compared to $864.1 million for the six months ended June 30, 2017, a decrease of approximately $20.2 million, or 2.3%. Of the total $843.8 million of operating expenses for the six months ended June 30, 2018, $814.2 million or $5.40 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $29.6 million related to expenses incurred by the Logistics segment ($835.3 million or $6.12 per barrel, and $28.8 million of operating expenses for the six months ended June 30, 2017 related to the Refining and Logistics segments, respectively). The decrease in operating expenses was driven by increased system reliability, and our focused efforts on reducing operating costs at our Chalmette and Torrance refineries, which lowered maintenance costs. Additionally, there was a decrease in supplies and materials due to our Torrance refinery experiencing higher costs in 2017 related to its turnaround. These decreases were partially offset by higher energy and utility costs as a result of increased throughput. Operating expenses related to our Logistics segment were generally consistent with the prior year and consist of costs related to the operation and maintenance of PBFX’s assets.
General and Administrative Expenses— General and administrative expenses totaled $121.5 million for the six months ended June 30, 2018 compared to $84.9 million for the six months ended June 30, 2017, an increase of approximately $36.6 million or 43.1%. The increase in general and administrative expenses for the six months ended June 30, 2018 in comparison to the six months ended June 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Loss on Sale of Assets— There was a loss of $0.7 million and a loss of $0.9 million for the six months ended June 30, 2018 and June 30, 2017, respectively, related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $178.3 million for the six months ended June 30, 2018 (including $173.0 million recorded within Cost of sales) compared to $129.6 million for the six months ended June 30, 2017 (including $121.9 million recorded within Cost of sales), an increase of approximately $48.7 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2017, which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.2 million for the six months ended June 30, 2018 compared to a loss of $1.5 million for the six months ended June 30, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the six months ended June 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2018.
Interest Expense, net— PBF Energy interest expense totaled $86.6 million for the six months ended June 30, 2018 compared to $77.9 million for the six months ended June 30, 2017, an increase of approximately $8.8 million. This net increase is mainly attributable to the interest costs associated with the issuance of the new PBFX 2023 Senior Notes on October 6, 2017. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $90.6 million and $82.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively (inclusive of $4.0 million and $4.2 million, respectively, of incremental interest expense on the affiliate notes payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary of PBF Holding are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 97.6% and 96.6%, on a weighted-average basis for the six months ended June 30, 2018 and 2017, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the six months ended June 30, 2018 and 2017 was 26.0% and 39.3%, respectively, reflecting tax adjustments for discrete items and the impact of the TCJA which, among other things, reduced the U.S federal corporate tax rate from 35% to 21%.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the condensed consolidated statements of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and the public common unit holders of PBFX and by the third party stockholders of the two Chalmette Refining subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2018 and 2017 was approximately 2.4% and 3.4%, respectively. The carrying amount of the noncontrolling interest on our condensed consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the three and six months ended June 30, 2018 relate to an LCM inventory adjustment and special items for the three and six months ended June 30, 2017 relate to an LCM inventory adjustment and debt extinguishment costs (as further explained in “Notes to Non-GAAP Financial Measures” below). Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles the Adjusted Fully-Converted results for PBF Energy with their results presented in accordance with GAAP for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to PBF Energy Inc. stockholders	$272,153	$(109,663)	$302,519	$(140,740)
Less: Income allocated to participating securities	197	269	398	539
Income (loss) available to PBF Energy Inc. stockholders - basic	271,956	(109,932)	302,121	(141,279)
Add: Net income (loss) attributable to the noncontrolling interest (1)	6,108	(6,604)	7,396	(8,460)
Less: Income tax (expense) benefit (2)	(1,613)	2,599	(1,953)	3,330
Adjusted fully-converted net income (loss)	$276,451	$(113,937)	$307,564	$(146,409)
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(158,002)	151,095	(245,655)	167,134
Add: Debt extinguishment costs (3)	—	25,451	—	25,451
Add: Recomputed income taxes on special items (3)	41,728	(69,489)	64,877	(75,801)
Adjusted fully-converted net income (loss) excluding special items	$160,177	$(6,880)	$126,786	$(29,625)

Weighted-average shares outstanding of PBF Energy Inc.	112,875,813	108,779,992	111,853,774	108,770,237
Conversion of PBF LLC Series A Units (4)	1,838,196	3,828,871	2,681,980	3,835,999
Common stock equivalents (5)	1,695,264	—	1,214,173	—
Fully-converted shares outstanding-diluted	116,409,273	112,608,863	115,749,927	112,606,236

Diluted net income (loss) per share	$2.37	$(1.01)	$2.66	$(1.30)
Adjusted fully-converted net income (loss) (per fully exchanged, fully diluted shares outstanding)	$2.37	$(1.01)	$2.66	$(1.30)
Adjusted fully-converted net income (loss) excluding special items (per fully exchanged, fully diluted shares outstanding)	$1.38	$(0.06)	$1.10	$(0.26)
——————————
See Notes to Non-GAAP Financial Measures.
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refinery depreciation, refinery operating expense, and gross margin of PBFX. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.

Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to consolidated gross margin, income from operations, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The following table presents our GAAP calculation of consolidated gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Three Months Ended June 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,444,083	$94.40	$5,017,225	$71.68
Less: Cost of Sales	6,959,978	88.26	5,081,166	72.58
Consolidated gross margin	$484,105	$6.14	$(63,941)	$(0.90)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$484,105	$6.14	$(63,941)	$(0.90)
Add: PBFX operating expense	19,111	0.24	15,504	0.22
Add: PBFX depreciation expense	6,919	0.08	5,710	0.08
Less: Revenue of PBFX	(67,398)	(0.85)	(62,329)	(0.89)
Add: Refinery operating expenses	402,751	5.11	398,501	5.69
Add: Refinery depreciation expense	82,829	1.05	56,973	0.81
Gross refining margin	$928,317	$11.77	$350,418	$5.01
Special items:
Add: Non-cash LCM inventory adjustment (3)	(158,002)	(2.00)	151,095	2.16
Gross refining margin excluding special items	$770,315	$9.77	$501,513	$7.17
——————————
See Notes to Non-GAAP Financial Measures.

	Six Months Ended June 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$13,246,859	$87.83	$9,771,698	$71.63
Less: Cost of Sales	12,601,488	83.55	9,788,369	71.75
Consolidated gross margin	$645,371	$4.28	$(16,671)	$(0.12)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$645,371	$4.28	$(16,671)	$(0.12)
Add: PBFX operating expense	37,159	0.25	31,233	0.23
Add: PBFX depreciation expense	13,414	0.09	10,952	0.08
Less: Revenue of PBFX	(131,437)	(0.87)	(122,806)	(0.90)
Add: Refinery operating expense	814,198	5.40	835,253	6.12
Add: Refinery depreciation	159,607	1.05	110,901	0.81
Gross refining margin	$1,538,312	$10.20	$848,862	$6.22
Special items:
Add: Non-cash LCM inventory adjustment (3)	(245,655)	(1.63)	167,134	1.23
Gross refining margin excluding special items	$1,292,657	$8.57	$1,015,996	$7.45
——————————
See Notes to Non-GAAP Financial Measures.
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
The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$287,687	$(104,151)	$329,498	$(124,181)
Add: Depreciation and amortization expense	92,311	68,703	178,298	129,635
Add: Interest expense, net	43,448	40,698	86,646	77,881
Add: Income tax expense (benefit)	95,545	(72,043)	106,487	(91,090)
EBITDA	$518,991	$(66,793)	$700,929	$(7,755)
Special Items:
Add: Non-cash LCM inventory adjustment (3)	(158,002)	151,095	(245,655)	167,134
Add: Debt extinguishment costs (3)	—	25,451	—	25,451
EBITDA excluding special items	$360,989	$109,753	$455,274	$184,830

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$518,991	$(66,793)	$700,929	$(7,755)
Add: Stock-based compensation	7,945	7,817	13,017	13,842
Add: Net non-cash change in fair value of catalyst leases	(4,140)	(1,104)	(4,153)	1,484
Add: Non-cash LCM inventory adjustment (3)	(158,002)	151,095	(245,655)	167,134
Add: Debt extinguishment costs (3)	—	25,451	—	25,451
Adjusted EBITDA	$364,794	$116,466	$464,138	$200,156
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)
Represents the elimination of the noncontrolling interest associated with the ownership by the members of PBF LLC other than PBF Energy, as if such members had fully exchanged their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock.

(2)
Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.4% and 39.4% for the 2018 and 2017 periods, respectively, applied to the net income attributable to the noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above. Our statutory tax rates were reduced in 2018 as a result of the TCJA enactment.

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
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2018	2017
January 1,	$300,456	$595,988
March 31,	212,803	612,027
June 30,	54,801	763,122
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on operating income (loss) and net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Net LCM inventory adjustment benefit (charge) in income (loss) from operations	$158,002	$(151,095)	$245,655	$(167,134)
Net LCM inventory adjustment benefit (charge) in net income (loss)	116,274	(91,624)	180,778	(101,350)
Debt Extinguishment Costs - During the three and six months ended June 30, 2017, we recorded pre-tax debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. These nonrecurring charges decreased net income by $15.4 million for the three and six months ended June 30, 2017. There were no such costs in the same periods of 2018.
Recomputed Income taxes on special items - The income tax impact of the special items were calculated using the tax rates shown in footnote (2) above.

(4)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and six months ended June 30, 2018 and 2017, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 12,500 and 233,250 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six month periods ended June 30, 2018, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 7,278,142 and 7,278,142 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six month periods ended June 30, 2017, respectively.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, dividend payment, debt service and share repurchase program requirements, as well as our obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of June 30, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flow are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $307.9 million for the six months ended June 30, 2018 compared to net cash used in operating activities of $34.7 million for the six months ended June 30, 2017. Our operating cash flows for the six months ended June 30, 2018 included our net income of $329.5 million, depreciation and amortization of $182.3 million, deferred income taxes of $105.7 million, pension and other post-retirement benefits costs of $23.7 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $2.5 million, stock-based compensation of $13.0 million, and a loss on sale of assets of $0.7 million, partially offset by a net non-cash benefit of $245.7 million relating to an LCM inventory adjustment, and changes in the fair value of our catalyst leases of $4.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $99.7 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the six months ended June 30, 2017 included our net loss of $124.2 million, depreciation and amortization of $134.6 million, pension and other post-retirement benefits costs of $21.1 million, stock-based compensation of $13.8 million, changes in the fair value of our catalyst leases of $1.5 million, a net non-cash loss of $167.1 million relating to an LCM inventory adjustment, debt extinguishment costs related to the refinancing of our 2020 Senior Secured Notes of $25.5 million and a loss on sale of assets of $0.9 million, partially offset by deferred income taxes of $92.5 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $3.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $179.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $365.2 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $428.6 million for the six months ended June 30, 2017. The net cash flows used in investing activities for the six months ended June 30, 2018 was comprised of cash outflows of $115.7 million for capital expenditures, expenditures for refinery turnarounds of $179.2 million, expenditures for other assets of $12.4 million and expenditures for the acquisition of Knoxville Terminals by PBFX of $58.0 million. Net cash used in investing activities for the six months ended June 30, 2017 was comprised of cash outflows of $220.4 million for capital expenditures, expenditures for refinery turnarounds of $214.4 million, expenditures for other assets of $23.7 million and expenditures for the acquisition of Toledo Terminal by PBFX of $10.1 million, partially offset by $40.0 million of net maturities of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $37.3 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $109.9 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, net cash used in financing activities consisted of distributions and dividends of $91.4 million, principal amortization payments of the PBF Rail Term Loan of $3.4 million, repayment of note payable of $2.4 million, net settlements of precious metals catalyst leases of $9.5 million, deferred financing costs of $13.0 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million, partially offset by net borrowings from the PBFX Revolving Credit Facility of $54.3 million, proceeds from insurance premium financing of $17.4 million and proceeds from stock options exercised of $11.7 million. For the six months ended June 30, 2017, net cash used in financing activities consisted of distributions and dividends of $89.4 million, repayments of the PBFX Term Loan of $39.7 million, principal amortization payments of the PBF Rail Term Loan of $3.3 million, partially offset by net cash proceeds of $22.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs. Additionally, during the six months ended June 30, 2017, we borrowed and repaid $290.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the six months ended June 30, 2017.
The cash flow activity of PBF LLC for the period ended June 30, 2018 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects proceeds from an affiliate loan with PBF Energy of $40.2 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended June 30, 2017 is materially consistent with that of PBF Energy discussed above, other than change in deferred taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects proceeds from an affiliate loan with PBF Energy of $99.7 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
Credit Facilities
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement”). Among other things, the 2018 Revolving Credit Agreement increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base (as defined in the credit agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Credit Agreement bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the

Applicable Margin, all as defined in the credit agreement. The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on our corporate credit rating. In addition, an accordion feature allows for commitments of up to $3.5 billion. The LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25% (as described in “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements). The 2018 Revolving Credit Agreement contains representations, warranties and covenants by us and the other borrowers, as well as customary events of default and indemnification obligations.
The 2018 Revolving Credit Agreement contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates and the ability of PBF Holding to change the nature of its business or its fiscal year; all as defined in the credit agreement.

In addition, the 2018 Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability, as defined in the credit agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the credit agreement and determined as of the last day of the most recently completed quarter, to be less than 1.0 to 1.0.

PBF Holding’s obligations under the 2018 Revolving Credit Agreement are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the credit agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.

PBFX Revolving Credit Facility
On July 30, 2018, PBFX amended and restated the PBFX Revolving Credit Facility dated May 14, 2014. Among other things, the PBFX A&R Revolving Credit Facility increases the maximum commitment available to PBFX from $360.0 million to $500.0 million and extends the maturity date to July 2023. PBFX has the ability to further increase the maximum availability by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the PBFX Revolving Credit Facility. The PBFX A&R Revolving Credit Facility contains representations, warranties and covenants by PBFX, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to PBFX, than those in the PBFX Revolving Credit Facility.

On April 16, 2018, PBFX completed the Knoxville Terminals Purchase for total cash consideration of approximately $58.0 million, excluding working capital adjustments, which was primarily financed through borrowings under the PBFX Revolving Credit Facility.
Liquidity
As of June 30, 2018, our total liquidity was approximately $1,785.9 million, compared to total liquidity of approximately $1,442.0 million as of December 31, 2017. Our total liquidity is equal to the amount of excess availability under the 2018 Revolving Credit Agreement, which includes our cash balance at June 30, 2018. In addition, as of June 30, 2018 PBFX had approximately $272.0 million of borrowing capacity under the PBFX Revolving Credit Facility in comparison to $336.0 million as of December 31, 2017. The PBFX A&R Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and for other general corporate purposes incurred by PBFX.
Working Capital
PBF Energy’s working capital at June 30, 2018 was $1,630.5 million, consisting of $4,107.8 million in total current assets and $2,477.3 million in total current liabilities. PBF Energy’s working capital at December 31, 2017 was $1,384.0 million, consisting of $3,803.0 million in total current assets and $2,418.9 million in total current liabilities. PBF LLC’s working capital at June 30, 2018 was $1,612.5 million, consisting of $4,103.0 million in total current assets and $2,490.5 million in total current liabilities. PBF LLC’s working capital at December 31, 2017 was $1,351.7 million, consisting of $3,780.2 million in total current assets and $2,428.5 million in total current liabilities.
Working capital has increased primarily as a result of positive earnings during the six months ended June 30, 2018, partially offset by capital expenditures, including turnaround costs.
Capital Spending
Net capital spending was $365.2 million for the six months ended June 30, 2018, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries and the PBFX Knoxville Terminals Purchase. Excluding PBFX, we currently expect to spend an aggregate of approximately $525.0 million to $550.0 million in net capital expenditures during the full year 2018 for facility improvements and refinery maintenance and turnarounds. Significant capital spending for the full year 2018, excluding PBFX, includes turnarounds for the FCC and alkylation units at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Toledo and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements. In addition, PBFX expects to spend an aggregate of approximately $60.0 million to $65.0 million in net capital expenditures during the full year 2018, excluding acquisitions.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $300.0 million of our Class A common stock (as amended from time to time, the “Repurchase Program”), which expires on September 30, 2018. As of June 30, 2018, we have purchased approximately 6,050,717 shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the three months ended June 30, 2018. We currently have the ability to purchase approximately an additional $149.2 million in common stock under the approved Repurchase Program.
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
At June 30, 2018, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $296.1 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2018, other than outstanding letters of credit in the amount of approximately $605.7 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of June 30, 2018, we have recognized a liability for the Tax Receivable Agreement of $391.2 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $41.93 per share (the closing price on June 30, 2018) and that LIBOR were to be 1.85%, we estimate as of June 30, 2018 that the aggregate amount of these accelerated payments would have been approximately $345.5 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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

Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the six months ended June 30, 2018, PBF LLC made aggregate non-tax quarterly distributions of $68.5 million, or $0.30 per unit to its members, of which $67.2 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $67.2 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2018 and May 30, 2018.
On August 2, 2018, PBF Energy announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 30, 2018 to Class A common stockholders of record at the close of business on August 15, 2018. PBF LLC intends to make pro-rata distributions of approximately $34.5 million, or $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of June 30, 2018, the Company had $1,750.3 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $442.7 million, under the 2018 Revolving Credit Agreement to fund its operations, if necessary. Accordingly, as of June 30, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.8 million per quarter or approximately $51.2 million per year, based on the number of common units and associated IDRs (as defined in “Note 3 - PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements) outstanding as of June 30, 2018. During the six months ended June 30, 2018, PBFX made quarterly cash distributions totaling $46.6 million of which $23.7 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On August 2, 2018, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.495 per unit on outstanding common units of PBFX. The distribution is payable on August 30, 2018 to PBFX common unitholders of record at the close of business on August 15, 2018.
As of June 30, 2018, PBFX had $4.0 million outstanding letters of credit and $272.0 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $19.7 million to fund its operations, if necessary. Accordingly, as of June 30, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unitholders.

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
At June 30, 2018 and December 31, 2017, we had gross open commodity derivative contracts representing 28.0 million barrels and 24.3 million barrels, respectively, with an unrealized net loss of $41.5 million and $74.3 million, respectively. The open commodity derivative contracts as of June 30, 2018 expire at various times during 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 31.2 million barrels and 30.1 million barrels at June 30, 2018 and December 31, 2017, respectively. The average cost of our hydrocarbon inventories was approximately $79.92 and $80.21 per barrel on a LIFO basis at June 30, 2018 and December 31, 2017, respectively, excluding the net impact of LCM inventory adjustments of approximately $54.8 million and $300.5 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of June 30, 2018. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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
Interest Rate Risk
The maximum availability under our 2018 Revolving Credit Agreement is $3.4 billion. Borrowings under the 2018 Revolving Credit Agreement bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the 2018 Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $34.0 million annually.
The PBFX A&R Revolving Credit Facility, with a current maximum availability of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX A&R Revolving Credit Facility. At June 30, 2018, PBFX had $84.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $3.6 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $25.0 million at June 30, 2018. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.25 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy’s and PBF LLC’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on that evaluation, PBF Energy’s and PBF LLC’s principal executive officer and the principal financial officer have concluded that PBF Energy’s and PBF LLC’s disclosure controls and procedures are effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, either entity’s internal controls over financial reporting.

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
On April 7, 2015, DNREC issued a Notice of Violation (W-15-SWD-01) alleging violations of the Delaware City refinery’s NPDES discharge permit during the period between December 12, 2014 through January 4, 2015. On March 5, 2018, a settlement agreement was finalized resolving the alleged violations contained in the April 7, 2015 Notice of Violation, as well as additional alleged violations occurring during the period between January 2014 through January 2018. Pursuant to this settlement agreement, the Delaware City refinery was either going to pay a penalty of $30,000 and fund an approved Environmental Improvement Project (“EIP”) in the amount of $88,000, or pay a penalty in the amount of $118,000. A cost recovery payment of $7,433 will be assessed in either case. The Delaware City refinery has elected to pay the $30,000 penalty and fund the EIP in the amount of $88,000. The Delaware City refinery has paid the penalty and the cost recovery payment and is awaiting DNREC approval to fund the EIP.
At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations on or before December 31, 2014. On May 18, 2018 the Order was settled by LDEQ and the Chalmette refinery for an administrative penalty of $741,000, of which $100,000 has been paid in cash and the remainder has been or will be spent on beneficial environmental projects.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty.
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
At the time we acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and the EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged RCRA violations from December 2016 EPA’s and DTSC’s inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150,000. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these alleged remaining RCRA violations. Other than the $150,000 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs, and plaintiffs request for rehearing was later denied. As a result of the appellate court’s judgment, the potential amount of the claims is not determinable. The trial court has set a new mini-trial of two plaintiffs for November 2018. Depending upon the ultimate class size, the nature of the claims, or the results from the forthcoming mini-trial, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2007. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals, that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. Although no trial date has been set by the state trial court, the parties are preparing for a mini-trial of up to 10 plaintiffs, relating to 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by Exxon. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. This matter is in the initial stages of discovery and we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended June 30, 2018, 2,148,763 PBF LLC Series A Units were exchanged for 2,148,763 shares of our Class A common stock in transactions exempt from registration under Section 4(a) (2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
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
There were no repurchases of our Class A Common Stock during the second quarter of 2018. For the period of time from the inception of the Repurchase Program through June 30, 2018, we purchased 6,050,717 shares for $150.8 million. As of June 30, 2018, we had $149.2 million remaining authorized availability under the Repurchase Program.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1
Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764))

10.2**
PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764))

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

PBF Energy Inc.

Date	August 2, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date	August 2, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)