Form 10-Q
period 2018-09-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2018-10-31
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
PBF Energy Inc.         Yes [ ] No [x]
PBF Energy Company LLC    Yes [ ] No [x]
As of October 29, 2018, PBF Energy Inc. had outstanding 119,889,646 shares of Class A common stock and 20 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in PBF Energy Company LLC as of September 30, 2018. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
This combined Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of September 30, 2018. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2018, PBF LLC also holds a 44.0% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2017 of PBF Energy, which we refer to as our 2017 Annual Report on Form 10-K, the PBF LLC financial statements for the year ended December 31, 2017 filed with PBF Logistics LP’s Registration Statement on Form S-4 filed on March 13, 2018 by PBF Logistics LP, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
• adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $18,022 and $19,664, respectively)	$1,059,200	$573,021
Accounts receivable	1,067,811	952,552
Inventories	2,561,106	2,213,797
Prepaid and other current assets	61,489	63,589
Total current assets	4,749,606	3,802,959
Property, plant and equipment, net (PBFX: $736,876 and $684,488, respectively)	3,597,266	3,479,213
Deferred tax assets	—	53,638
Deferred charges and other assets, net	868,538	782,183
Total assets	$9,215,410	$8,117,993
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$483,127	$578,551
Accrued expenses	2,151,131	1,814,854
Deferred revenue	13,154	8,933
Note payable	—	5,621
Current debt	1,242	10,987
Total current liabilities	2,648,654	2,418,946
Long-term debt (PBFX: $567,152 and $548,793, respectively)	2,175,889	2,175,042
Payable to related parties pursuant to Tax Receivable Agreement	381,260	362,142
Deferred tax liabilities	122,406	33,155
Other long-term liabilities	241,840	225,759
Total liabilities	5,570,049	5,215,044
Commitments and contingencies (Note 10)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 119,951,719 shares outstanding at September 30, 2018, 110,565,531 shares outstanding at December 31, 2017	105	95
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 20 shares outstanding at September 30, 2018, 25 shares outstanding at December 31, 2017	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2018 and December 31, 2017	—	—
Treasury stock, at cost, 6,172,428 shares outstanding at September 30, 2018 and 6,132,884 shares outstanding at December 31, 2017	(153,968)	(152,585)
Additional paid in capital	2,631,191	2,277,739
Retained earnings	615,540	236,786
Accumulated other comprehensive loss	(24,934)	(25,381)
Total PBF Energy Inc. equity	3,067,934	2,336,654
Noncontrolling interest	577,427	566,295
Total equity	3,645,361	2,902,949
Total liabilities and equity	$9,215,410	$8,117,993

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,646,360	$5,478,951	$20,893,219	$15,250,649

Cost and expenses:
Cost of products and other	6,816,095	4,352,061	18,400,732	13,154,521
Operating expenses (excluding depreciation and amortization expense as reflected below)	424,331	402,823	1,268,161	1,266,879
Depreciation and amortization expense	90,732	75,948	263,753	197,800
Cost of sales	7,331,158	4,830,832	19,932,646	14,619,200
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	69,920	58,259	191,418	143,147
Depreciation and amortization expense	2,594	2,572	7,871	10,355
(Gain) loss on sale of assets	(43,745)	28	(43,072)	940
Total cost and expenses	7,359,927	4,891,691	20,088,863	14,773,642

Income from operations	286,433	587,260	804,356	477,007

Other income (expense):
Change in Tax Receivable Agreement liability	7,763	565	7,763	565
Change in fair value of catalyst leases	1,630	473	5,783	(1,011)
Debt extinguishment costs	—	—	—	(25,451)
Interest expense, net	(42,289)	(36,990)	(128,935)	(114,871)
Other non-service components of net periodic benefit cost	278	(103)	833	(305)
Income before income taxes	253,815	551,205	689,800	335,934
Income tax expense	61,349	203,979	167,836	112,889
Net income	192,466	347,226	521,964	223,045
Less: net income attributable to noncontrolling interests	12,928	32,861	39,907	49,420
Net income attributable to PBF Energy Inc. stockholders	$179,538	$314,365	$482,057	$173,625

Weighted-average shares of Class A common stock outstanding
Basic	117,029,486	109,724,595	113,597,970	109,634,921
Diluted	120,405,315	113,882,240	117,375,170	113,791,542
Net income available to Class A common stock per share:
Basic	$1.53	$2.86	$4.24	$1.58
Diluted	$1.50	$2.85	$4.16	$1.57

Dividends per common share	$0.30	$0.30	$0.90	$0.90

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$192,466	$347,226	$521,964	$223,045
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(77)	(1)	(312)	69
Net gain on pension and other post-retirement benefits	254	288	763	862
Total other comprehensive income	177	287	451	931
Comprehensive income	192,643	347,513	522,415	223,976
Less: comprehensive income attributable to noncontrolling interests	12,929	32,871	39,911	49,452
Comprehensive income attributable to PBF Energy Inc. stockholders	$179,714	$314,642	$482,504	$174,524

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$521,964	$223,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,663	215,052
Stock-based compensation	18,608	18,064
Change in fair value of catalyst leases	(5,783)	1,011
Deferred income taxes	167,013	111,325
Change in Tax Receivable Agreement liability	(7,763)	(565)
Non-cash change in inventory repurchase obligations	10,701	(26,659)
Non-cash lower of cost or market inventory adjustment	(300,456)	(97,943)
Debt extinguishment costs	—	25,451
Pension and other post-retirement benefit costs	35,536	31,682
(Gain) loss on sale of assets	(43,072)	940

Changes in operating assets and liabilities:
Accounts receivable	(115,259)	(155,838)
Inventories	(46,853)	(349,189)
Prepaid and other current assets	2,100	78,838
Accounts payable	(109,847)	(102,471)
Accrued expenses	318,848	415,862
Deferred revenue	4,221	(9,005)
Other assets and liabilities	(7,292)	(57,377)
Net cash provided by operating activities	720,329	322,223

Cash flows from investing activities:
Expenditures for property, plant and equipment	(192,152)	(267,151)
Expenditures for deferred turnaround costs	(201,029)	(341,598)
Expenditures for other assets	(16,946)	(31,096)
Acquisition of Toledo Products Terminal by PBFX	—	(10,097)
Acquisition of Knoxville Terminals by PBFX	(58,000)	—
Purchase of marketable securities	—	(75,036)
Maturities of marketable securities	—	115,060
Proceeds from sale of assets	48,290	—
Net cash used in investing activities	$(419,837)	$(609,918)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	$287,284	$—
Net proceeds from issuance of PBFX common units	34,820	—
Distributions to PBF Energy Company LLC members other than PBF Energy	(1,724)	(3,448)
Distributions to PBFX public unitholders	(35,490)	(32,261)
Dividend payments	(103,015)	(98,723)
Proceeds from 2025 Senior Notes	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	—	(690,209)
Proceeds from PBFX revolver borrowings	64,000	—
Repayments of PBFX revolver borrowings	(43,700)	—
Repayments of PBFX Term Loan borrowings	—	(39,664)
Repayments of PBF Rail Term Loan	(5,092)	(4,959)
Proceeds from revolver borrowings	—	490,000
Repayments of revolver borrowings	—	(490,000)
Repayment of note payable	(5,621)	—
Catalyst lease settlements	(9,466)	—
Proceeds from insurance premium financing	6,959	—
Proceeds from stock options exercised	14,004	—
Purchase of treasury stock	(1,383)	—
Deferred financing costs and other	(15,889)	(13,424)
Net cash provided by (used in) financing activities	185,687	(157,688)

Net increase (decrease) in cash and cash equivalents	486,179	(445,383)
Cash and cash equivalents, beginning of period	573,021	746,274
Cash and cash equivalents, end of period	$1,059,200	$300,891

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$48,545	$36,172
Note payable issued for purchase of property, plant and equipment	—	6,831

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $18,022 and $19,664, respectively)	$1,057,339	$562,036
Accounts receivable	1,067,811	952,552
Inventories	2,561,106	2,213,797
Prepaid and other current assets	61,489	51,799
Total current assets	4,747,745	3,780,184

Property, plant and equipment, net (PBFX: $736,876 and $684,488, respectively)	3,597,266	3,479,213
Deferred charges and other assets, net	863,834	779,588
Total assets	$9,208,845	$8,038,985

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$482,933	$578,551
Accrued expenses	2,167,794	1,824,394
Deferred revenue	13,154	8,933
Note payable	—	5,621
Current debt	1,242	10,987
Total current liabilities	2,665,123	2,428,486

Long-term debt (PBFX: $567,152 and $548,793, respectively)	2,175,889	2,175,042
Affiliate note payable	326,115	292,844
Deferred tax liabilities	27,778	33,155
Other long-term liabilities	241,867	225,845
Total liabilities	5,436,772	5,155,372

Commitments and contingencies (Note 10)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5,110	5,110
PBF Energy Company LLC equity:
Series A Units, 1,206,325 and 3,767,464 issued and outstanding at September 30, 2018 and December 31, 2017, no par or stated value	18,996	40,058
Series C Units, 119,972,950 and 110,586,762 issued and outstanding at September 30, 2018 and December 31, 2017, no par or stated value	2,003,991	1,654,999
Treasury stock, at cost	(153,968)	(152,585)
Retained earnings	1,464,930	906,875
Accumulated other comprehensive loss	(26,485)	(26,936)
Total PBF Energy Company LLC equity	3,307,464	2,422,411
Noncontrolling interest	459,499	456,092
Total equity	3,766,963	2,878,503
Total liabilities, Series B units and equity	$9,208,845	$8,038,985

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,646,360	$5,478,951	$20,893,219	$15,250,649

Cost and expenses:
Cost of products and other	6,816,095	4,352,061	18,400,732	13,154,521
Operating expenses (excluding depreciation and amortization expense as reflected below)	424,331	402,823	1,268,161	1,266,879
Depreciation and amortization expense	90,732	75,948	263,753	197,800
Cost of sales	7,331,158	4,830,832	19,932,646	14,619,200
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	69,594	58,211	190,399	142,991
Depreciation and amortization expense	2,594	2,572	7,871	10,355
(Gain) loss on sale of assets	(43,745)	28	(43,072)	940
Total cost and expenses	7,359,601	4,891,643	20,087,844	14,773,486

Income from operations	286,759	587,308	805,375	477,163

Other income (expense):
Change in fair value of catalyst leases	1,630	473	5,783	(1,011)
Debt extinguishment costs	—	—	—	(25,451)
Interest expense, net	(44,473)	(38,893)	(135,116)	(120,910)
Other non-service components of net periodic benefit cost	278	(103)	833	(305)
Income before income taxes	244,194	548,785	676,875	329,486
Income tax (benefit) expense	(719)	(4,292)	(5,403)	2,040
Net income	244,913	553,077	682,278	327,446
Less: net income attributable to noncontrolling interests	10,534	14,732	30,117	39,751
Net income attributable to PBF Energy Company LLC	$234,379	$538,345	$652,161	$287,695

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$244,913	$553,077	$682,278	$327,446
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(77)	(1)	(312)	69
Net gain on pension and other post-retirement benefits	254	288	763	862
Total other comprehensive income	177	287	451	931
Comprehensive income	245,090	553,364	682,729	328,377
Less: comprehensive income attributable to noncontrolling interests	10,534	14,732	30,117	39,751
Comprehensive income attributable to PBF Energy Company LLC	$234,556	$538,632	$652,612	$288,626

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$682,278	$327,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,663	215,052
Stock-based compensation	18,608	18,064
Change in fair value of catalyst leases	(5,783)	1,011
Deferred income taxes	(5,377)	641
Non-cash change in inventory repurchase obligations	10,701	(26,659)
Non-cash lower of cost or market inventory adjustment	(300,456)	(97,943)
Debt extinguishment costs	—	25,451
Pension and other post-retirement benefit costs	35,536	31,682
(Gain) loss on sale of assets	(43,072)	940

Changes in operating assets and liabilities:
Accounts receivable	(115,259)	(155,838)
Inventories	(46,853)	(349,189)
Prepaid and other current assets	(9,690)	(4,732)
Accounts payable	(110,041)	(102,441)
Accrued expenses	317,159	412,542
Deferred revenue	4,221	(9,005)
Other assets and liabilities	(10,534)	(57,377)
Net cash provided by operating activities	699,101	229,645

Cash flows from investing activities:
Expenditures for property, plant and equipment	(192,152)	(267,151)
Expenditures for deferred turnaround costs	(201,029)	(341,598)
Expenditures for other assets	(16,946)	(31,096)
Acquisition of Toledo Products Terminal by PBFX	—	(10,097)
Acquisition of Knoxville Terminals by PBFX	(58,000)	—
Purchase of marketable securities	—	(75,036)
Maturities of marketable securities	—	115,060
Proceeds from sale of assets	48,290	—
Net cash used in investing activities	$(419,837)	$(609,918)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of PBF LLC Series C units	$287,284	$—
Net proceeds from issuance of PBFX common units	34,820	—
Distributions to PBF Energy Company LLC members	(104,739)	(102,171)
Distributions to PBFX public unitholders	(35,490)	(32,261)
Proceeds from 2025 Senior Notes	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	—	(690,209)
Proceeds from PBFX revolver borrowings	64,000	—
Repayments of PBFX revolver borrowings	(43,700)	—
Repayments of PBFX Term Loan borrowings	—	(39,664)
Repayments of PBF Rail Term Loan	(5,092)	(4,959)
Proceeds from revolver borrowings	—	490,000
Repayments of revolver borrowings	—	(490,000)
Repayment of note payable	(5,621)	—
Catalyst lease settlements	(9,466)	—
Proceeds from insurance premium financing	6,959	—
Proceeds from affiliate loan with PBF Energy Inc.	44,192	99,655
Proceeds from stock options exercised	164	—
Purchase of treasury stock	(1,383)	—
Deferred financing costs and other	(15,889)	(13,424)
Net cash provided by (used in) financing activities	216,039	(58,033)

Net increase (decrease) in cash and cash equivalents	495,303	(438,306)
Cash and cash equivalents, beginning of period	562,036	734,962
Cash and cash equivalents, end of period	$1,057,339	$296,656

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$48,545	$36,172
Note payable issued for purchase of property, plant and equipment	—	6,831

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
As of September 30, 2018, PBF LLC also holds a 44.0% limited partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (refer to “Note 3 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
As of September 30, 2018, the Company owns 119,972,950 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially own 1,206,325 PBF LLC Series A Units. As of September 30, 2018, the holders of the Company’s issued and outstanding shares of Class A common stock have 99.0% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 1.0% of the voting power in the Company.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the PBF Energy financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 and the PBF LLC financial statements for the year ended December 31, 2017 included in the Registration Statement on Form S-4 filed on March 13, 2018 by PBFX. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
Torrance Land Sale
During the three months ended September 30, 2018, the Company closed on a third party sale of a parcel of real property acquired as part of the Torrance Refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $43,761 included within Gain on sale of assets within the Condensed Consolidated Statements of Operations.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other non-service components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the new guidance retrospectively in the Condensed Consolidated Statements of Operations. Income and expense amounts related to non-service components of net periodic benefit cost, historically recorded within Operating expenses and General and administrative expenses, have been recorded within Other income (expense). For the three and nine months ended September 30, 2018, the Company recorded income of $278 and $833, respectively, related to non-service components of net periodic benefit cost. For the three and nine months ended September 30, 2017, the Company recorded expense of $103 and $305, respectively, related to non-service components of net periodic benefit cost.

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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Updated Lease Guidance is effective for interim and annual periods beginning after December 15, 2018, and allows a modified retrospective approach to adoption. While early adoption is permitted, the Company will not early adopt the Updated Lease Guidance. The Company has established a working group to study the implementation of the Updated Lease Guidance and has instituted a task plan designed to meet the requirements and implementation deadline. The Company has also evaluated and purchased a lease software system, completed software design and configuration of the system, and substantially completed testing the implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Company’s consolidated financial statements and related disclosures and has designed and begun implementing business processes and controls to address the new guidance. While the assessment of this standard is ongoing, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases, with the exception of certain short-term leases, on its balance sheet reflected as right of use assets and lease obligation liabilities as well as accelerating recognition of the interest expense component of financing leases. The new standard will also require additional disclosures for financing and operating leases. The Updated Lease Guidance allows for certain practical expedients, certain of which the Company has elected to adopt including, among others, the expedient to carry forward the classification of leases under current lease guidance once the Updated Lease Guidance becomes effective, the expedient to not include short-term leases on its balance sheet and to avail itself of the additional transition method whereby it will apply the Updated Lease Guidance on the effective date and recognize a cumulative-effect adjustment to opening retained earnings.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities in the consolidated financial statements. The amendments expand the ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance in ASU 2017-12 should be applied using a modified retrospective approach. The guidance in ASU 2017-12 also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. While the Company is still evaluating the timing of adoption, it currently does not expect this guidance to have a material impact on its consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
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
Effective January 1, 2018, the Company adopted ASC 606. As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers as detailed below.
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the three and nine months ended September 30, 2018. The Company has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Company did not record a cumulative effect adjustment upon initially

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are detailed below.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
As described in “Note 15 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended September 30,
	2018	2017
Refining Segment:
Gasoline and distillates	$6,227,509	$4,657,279
Feedstocks and other	552,156	192,817
Asphalt and blackoils	544,943	361,401
Chemicals	243,174	189,812
Lubricants	74,162	73,805
Total	7,641,944	5,475,114
Logistics Segment:
Logistics	70,556	66,195
Total revenue prior to eliminations	7,712,500	5,541,309
Elimination of intercompany revenue	(66,140)	(62,358)
Total Revenues	$7,646,360	$5,478,951

	Nine Months Ended September 30,
	2018	2017
Refining Segment:
Gasoline and distillates	$17,563,586	$12,900,465
Asphalt and blackoils	1,251,007	834,260
Feedstocks and other	1,193,660	726,804
Chemicals	621,834	553,311
Lubricants	250,526	222,349
Total	20,880,613	15,237,189
Logistics Segment:
Logistics	203,395	190,375
Total revenue prior to eliminations	21,084,008	15,427,564
Elimination of intercompany revenue	(190,789)	(176,915)
Total Revenues	$20,893,219	$15,250,649

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The majority of the Company’s revenues are generated from the sale of refined petroleum products reported in the Refining segment. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Refining segment also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
Logistics segment revenue is generated by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments, as applicable, or the delivery of actual volumes based on contractual rates applied to throughput or storage volumes. A majority of the Company’s logistics revenues are generated between intercompany transactions and are eliminated in consolidation.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $13,154 and $8,933 as of September 30, 2018 and December 31, 2017, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Significant Judgment and Practical Expedients
For performance obligations related to sales of products, the Company has determined that customers are able to direct the use of, and obtain substantially all of the benefits from, the products at the point in time that the products are delivered. The Company has determined that the transfer of control upon delivery to the customer’s requested destination accurately depicts the transfer of goods. Upon the delivery of the products and transfer of control, the Company generally has the present right to payment and the customers bear the risks and rewards of ownership of the products. The Company has elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of September 30, 2018, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of September 30, 2018, PBF LLC holds a 44.0% limited partner interest in PBFX consisting of 19,953,631 common units, with the remaining 56.0% limited partner interest held by public unitholders. PBF LLC also owns all of the incentive distribution rights (“IDRs”) and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
Knoxville Terminals Purchase
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”) for total cash consideration of $58,000, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.
Registered Direct Offering
On July 16, 2018, PBFX entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units for gross proceeds of approximately $35,000. The Registered Direct Offering closed on July 30, 2018.
4. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. As of September 30, 2018 and December 31, 2017, PBF Energy’s equity interest in PBF LLC represented approximately 99.0% and 96.7%, respectively, of the outstanding interests.
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
The noncontrolling interest ownership percentages in PBF LLC as of September 30, 2018 and December 31, 2017 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2017	3,767,464	110,565,531	114,332,995
	3.3%	96.7%	100.0%
September 30, 2018	1,206,325	119,951,719	121,158,044
	1.0%	99.0%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Noncontrolling Interest in PBFX
PBF LLC holds a 44.0% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 56.0% limited partner interest owned by public common unitholders as of September 30, 2018. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX, and records a noncontrolling interest for the economic interest in PBFX held by the public common unitholders. Noncontrolling interest on the condensed consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBFX held by the public common unitholders of PBFX other than PBF Energy (through its ownership in PBF LLC). Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of PBFX attributable to the public common unitholders of PBFX.
The noncontrolling interest ownership percentages in PBFX as of September 30, 2018 and December 31, 2017, are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2017	23,441,211	18,459,497	41,900,708
	55.9%	44.1%	100.0%
September 30, 2018	25,393,565	19,953,631	45,347,196
	56.0%	44.0%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the three months ended September 30, 2018 and 2017 the Company recorded a noncontrolling interest in the earnings (loss) of these subsidiaries of $35 and $(6), respectively. For the nine months ended September 30, 2018 and 2017 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $43 and $374, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Changes in Equity and Noncontrolling Interests
On August 14, 2018, the Company completed a public offering of an aggregate of 6,000,000 shares of Class A common stock (the “August 2018 Equity Offering”) for net proceeds of $287,284, after deducting underwriting discounts and commissions and other offering expenses. The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2018 and 2017, respectively:

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336,654	$110,203	$10,808	$445,284	$2,902,949
Comprehensive income	482,504	9,794	43	30,074	522,415
Dividends and distributions	(103,303)	(1,724)	—	(36,466)	(141,493)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	(2,756)	—	—	—	(2,756)
Issuance of additional PBFX common units	28,564	—	—	6,256	34,820
Equity-based compensation awards	14,059	—	—	4,549	18,608
August 2018 Equity Offering	287,284	—	—	—	287,284
Exercise of PBF LLC and PBF Energy options and warrants, net	14,004	(345)	—	—	13,659
Other	10,924	—	—	(1,049)	9,875
Balance at September 30, 2018	$3,067,934	$117,928	$10,851	$448,648	$3,645,361

	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,025,044	$98,671	$12,513	$434,456	$2,570,684
Comprehensive income	174,524	9,701	374	39,377	223,976
Dividends and distributions	(98,723)	(3,448)	—	(33,090)	(135,261)
Equity-based compensation awards	13,549	—	—	4,515	18,064
Other	(2,096)	—	—	(5)	(2,101)
Balance at September 30, 2017	$2,112,298	$104,924	$12,887	$445,253	$2,675,362

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the nine months ended September 30, 2018 and 2017, respectively:

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422,411	$10,808	$445,284	$2,878,503
Comprehensive income	652,612	43	30,074	682,729
Dividends and distributions	(105,027)	—	(36,466)	(141,493)
Issuance of additional PBFX common units	28,564	—	6,256	34,820
Equity-based compensation awards	14,059	—	4,549	18,608
Exercise of PBF LLC options and warrants, net	(3,760)	—	—	(3,760)
Issuance of Series C units in connection with the August 2018 Equity Offering	287,284	—	—	287,284
Other	11,321	—	(1,049)	10,272
Balance at September 30, 2018	$3,307,464	$10,851	$448,648	$3,766,963

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,040,851	$12,513	$434,456	$2,487,820
Comprehensive income	288,626	374	39,377	328,377
Dividends and distributions	(102,171)	—	(33,090)	(135,261)
Equity-based compensation awards	13,549	—	4,515	18,064
Other	(2,096)	—	(5)	(2,101)
Balance at September 30, 2017	$2,238,759	$12,887	$445,253	$2,696,899
Share Activity
The following table presents the changes in PBF Energy Class A common stock and treasury stock outstanding:

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
	Class A Common Stock	Treasury Stock	Class A Common Stock	Treasury Stock
Balance at beginning of period	110,565,531	6,132,884	109,204,047	6,087,963
Treasury stock purchases (1)	(39,544)	39,544	—	44,921
Stock based compensation	35,811	—	702,404	—
Exercise of options and warrants	691,286	—	462,500	—
Exchange of PBF LLC Series A units for shares of Class A common stock	2,698,635	—	196,580	—
August 2018 Equity Offering	6,000,000	—	—	—
Balance at end of period	119,951,719	6,172,428	110,565,531	6,132,884
_____
(1) Includes shares repurchased from participants in connection with the vesting of equity awards granted under the Company’s stock compensation plans to cover employee income tax liabilities.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table presents the changes in PBF LLC Series A Units and Series C Units outstanding:

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
	Series A Units	Series C Units	Series A Units	Series C Units
Balance at beginning of period	3,767,464	110,586,762	3,920,902	109,204,047
Exercise of Series A warrants and options	137,496	691,286	64,373	462,500
Exchange of Series A units for PBF Energy Class A common stock	(2,698,635)	2,698,635	(196,580)	217,811
Grant of restricted shares	—	35,811	—	702,404
Surrender of units for tax withholding	—	(39,544)	—	—
Redemption of Series A units by PBF Energy	—	—	(21,231)	—
August 2018 Equity Offering	—	6,000,000	—	—
Balance at end of period	1,206,325	119,972,950	3,767,464	110,586,762

5. INVENTORIES
Inventories consisted of the following:

September 30, 2018
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,055,654	$—	$1,055,654
Refined products and blendstocks	1,060,841	339,134	1,399,975
Warehouse stock and other	105,477	—	105,477
	$2,221,972	$339,134	$2,561,106
Lower of cost or market adjustment	—	—	—
Total inventories	$2,221,972	$339,134	$2,561,106

December 31, 2017
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797
Inventory under inventory intermediation agreements includes certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

At September 30, 2018 the replacement value of inventories exceeded the LIFO carrying value by approximately $12,037. During the three months ended September 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $54,801 and $40,328, respectively, reflecting no lower of cost or market (“LCM”) reserve as of September 30, 2018 in comparison to an LCM reserve of $54,801 at June 30, 2018. During the nine months ended September 30, 2018, the Company recorded an LCM inventory adjustment which increased operating income and net income by $300,456 and $221,106, respectively, reflecting no LCM reserve as of September 30, 2018 in comparison to an LCM reserve of $300,456 at December 31, 2017.
During the three months ended September 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $265,077 and $160,743, respectively, reflecting the net change in the LCM reserve from $763,122 at June 30, 2017 to $498,045 at September 30, 2017. During the nine months ended September 30, 2017, the Company recorded an LCM inventory adjustment which increased operating income and net income by $97,943 and $59,393, respectively, reflecting the net change in the LCM reserve from $595,988 at December 31, 2016 to $498,045 at September 30, 2017.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy	September 30, 2018	December 31, 2017
Inventory-related accruals	$1,451,142	$1,151,810
Inventory intermediation agreements	254,022	244,287
Excise and sales tax payable	123,174	118,515
Accrued transportation costs	56,167	64,400
Accrued salaries and benefits	55,366	58,589
Accrued interest	43,395	14,080
Renewable energy credit and emissions obligations	32,753	26,231
Accrued utilities	32,371	42,189
Accrued capital expenditures	26,082	18,765
Accrued refinery maintenance and support costs	23,147	35,674
Customer deposits	20,583	16,133
Environmental liabilities	7,173	8,289
Other	25,756	15,892
Total accrued expenses	$2,151,131	$1,814,854

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF LLC	September 30, 2018	December 31, 2017
Inventory-related accruals	$1,451,142	$1,151,810
Inventory intermediation agreements	254,022	244,287
Excise and sales tax payable	123,174	118,515
Accrued interest	58,885	23,419
Accrued transportation costs	56,167	64,400
Accrued salaries and benefits	55,366	58,589
Renewable energy credit and emissions obligations	32,753	26,231
Accrued utilities	32,371	42,189
Accrued capital expenditures	26,082	18,765
Accrued refinery maintenance and support costs	23,147	35,674
Customer deposits	20,583	16,133
Environmental liabilities	7,173	8,289
Other	26,929	16,093
Total accrued expenses	$2,167,794	$1,824,394
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2018 and December 31, 2017, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Early Return of Railcars
On September 30, 2018, the Company agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of its railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, the Company will pay agreed amounts in lieu of satisfaction of return conditions (the “early termination penalty”) and will pay a reduced rental fee over the remaining term of the lease. Certain of these railcars are idle and the remaining railcars will be taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, the Company recognized an expense of $44,571 for the three months ended September 30, 2018 included within Cost of sales consisting of (i) a $40,313 charge for the early termination penalty and (ii) a $4,258 charge related to the remaining lease payments associated with the portion of railcars within the amended lease, that were idled and out of service as of September 30, 2018. The Company has recorded a liability within Inventory-related accruals (included within Accrued expenses) for $25,843 representing the amount of the early lease termination obligation expected to be paid within the next twelve months and a liability within Other long-term liabilities for $18,728 representing the remaining amount of the obligation.
7. DEBT
2018 Revolving Credit Agreement
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced its existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement"). The 2018 Revolving Credit Agreement has a maximum commitment of $3,400,000, a maturity date of May 2023 and redefines certain components of the Borrowing Base (as defined in the credit agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Credit Agreement bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin (all as defined in the credit agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on the Company’s corporate credit rating. In addition, an accordion feature allows for commitments of up to $3,500,000. The LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
The 2018 Revolving Credit Agreement contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on incurring additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates and the ability of PBF Holding to change the nature of its business or its fiscal year; all as defined in the credit agreement.
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
At both September 30, 2018 and December 31, 2017, there was $350,000 outstanding under the revolving credit agreements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into an amended and restated credit facility (as amended, the “PBFX Revolving Credit Facility”). The PBFX Revolving Credit Facility has a maximum commitment available to PBFX of $500,000 and a maturity date of July 2023 that may be extended for one year on up to two occasions, subject to certain customary terms and conditions. PBFX has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $250,000, or a total facility size of $750,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $75,000 sublimit for standby letters of credit, a $25,000 sublimit for swingline loans and is guaranteed by a guaranty of collection from PBF LLC. Obligations under the PBFX Revolving Credit Facility are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets and those of its restricted subsidiaries. Borrowings under the PBFX Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus an Applicable Margin (all as defined in the PBFX Revolving Credit Facility). The Applicable Margin ranges from 0.75% to 1.75% for Alternative Base Rate Loans and from 1.75% to 2.75% for Adjusted LIBOR Rate Loans, in each case depending on PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Facility.
At September 30, 2018 and December 31, 2017, there was $50,000 and $29,700, respectively, outstanding under the PBFX revolving credit facilities.

8. AFFILIATE NOTE PAYABLE - PBF LLC
As of September 30, 2018 and December 31, 2017, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $326,115 and $292,844, respectively. The note has an interest rate of 2.5% and a 5-year term but may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

9. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.0% as of September 30, 2018 and approximately 96.7% as of December 31, 2017). PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Ltd, that are treated as C-Corporations for income tax purposes.
The reported income tax expense in the PBF Energy condensed consolidated financial statements of operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax expense	$71	$190	$823	$1,564
Deferred income tax expense	61,278	203,789	167,013	111,325
Total income tax expense	$61,349	$203,979	$167,836	$112,889

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Income tax expense is based on income before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision at Federal statutory rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.6%	4.5%	5.9%	4.3%
Nondeductible/nontaxable items	(0.5)%	(0.2)%	(0.1)%	0.2%
Rate differential from foreign jurisdictions	(0.2)%	0.3%	(0.2)%	(0.1)%
Provision to return adjustment	—%	(0.1)%	—%	(0.2)%
Foreign tax rate change	—%	—%	—%	0.3%
Other	(0.4)%	(0.1)%	(0.8)%	(0.1)%
Effective tax rate	25.5%	39.4%	25.8%	39.4%
PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2018, including the impact of income attributable to noncontrolling interests of $12,928 and $39,907, respectively, was 24.2% and 24.3%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2017, including the impact of income attributable to noncontrolling interests of $32,861 and $49,420, respectively, was 37.0% and 33.6% respectively.
The decrease in effective tax rate when comparing the three and nine month periods ended September 30, 2018 to the three and nine month periods ended September 30, 2017 is primarily driven by the Tax Cuts and Jobs Act (“TCJA”), which was effective as of January 1, 2018. The TCJA significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%. In connection with the enactment of the TCJA, PBF Energy recorded a net tax expense of $20,153 in the year ending December 31, 2017. It is the Company’s expectation that the other legislative areas within TCJA, such as the Transition Tax and the Global Low-Taxed Intangible Income, will not have a material impact on the provision for income taxes.
The reported income tax (benefit) expense in the PBF LLC condensed consolidated financial statements of operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax expense (benefit)	$5	$190	$(26)	$1,399
Deferred income tax (benefit) expense	(724)	(4,482)	(5,377)	641
Total income tax (benefit) expense	$(719)	$(4,292)	$(5,403)	$2,040

The Company has determined there are no material uncertain tax positions as of September 30, 2018. The Company does not have any unrecognized tax benefits.

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,253 recorded as of September 30, 2018 ($10,282 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of September 30, 2018 and December 31, 2017, this liability is self-guaranteed by the Company.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

At the time the Company acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation, and on September 20, 2013, EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $133,025 as of September 30, 2018 ($136,487 as of December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, the Company received a letter from SCAQMD offering to settle this NOV for $515. The Company is currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. The Company is currently in communication with EPA to resolve the RMP preliminary findings. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged violations from EPA’s and DTSC’s December 2016 inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $150 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,629 recorded as of September 30, 2018 ($1,923 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 1.83%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
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
The Company is required to comply with the Renewable Fuel Standard (“RFS”) implemented by EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. In July 2018, EPA issued proposed amendments to the RFS program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.
In addition, on December 1, 2015 EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. The Company is in the process of implementing the requirements of this regulation. The regulation does not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Company is subject to obligations to purchase RINs. On February 15, 2017, the Company received a notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements. The Company’s planned capital projects will reduce the amount of benzene credits that it needs to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

include PBF Energy, which holds a 99.0% interest in PBF LLC as of September 30, 2018 (96.7% as of December 31, 2017). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of September 30, 2018, PBF Energy has recognized a liability for the Tax Receivable Agreement of $381,260 ($362,142 as of December 31, 2017) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.
11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2018, PBF LLC made aggregate non-tax quarterly distributions of $104,739, or $0.30 per unit to its members, of which $103,015 was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $103,015 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2018, May 30, 2018 and August 30, 2018.

With respect to distributions paid during the nine months ended September 30, 2018, PBFX paid a distribution on outstanding common units of $0.485 per unit on March 14, 2018, $0.490 per unit on May 30, 2018 and $0.495 per unit on August 30, 2018, of which $36,981 was distributed to PBF LLC and the balance was distributed to its public unitholders.

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$11,836	$10,142	$35,508	$30,429
Interest cost	1,448	1,084	4,344	3,252
Expected return on plan assets	(2,135)	(1,441)	(6,405)	(4,325)
Amortization of prior service cost	22	13	65	39
Amortization of actuarial loss	71	113	214	339
Net periodic benefit cost	$11,242	$9,911	$33,726	$29,734

	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$287	$316	$861	$948
Interest cost	155	172	465	516
Amortization of prior service cost	161	162	484	484
Net periodic benefit cost	$603	$650	$1,810	$1,948

The Company adopted ASU 2017-07 as described in “Note 1 - Description of the Business and Basis of Presentation” effective January 1, 2018. The new guidance requires the bifurcation of net periodic benefit cost. The service cost component is presented within Income from operations, while the other components are reported separately outside of operations. This guidance was applied retrospectively in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company recorded income of $278 and $833,

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

respectively, related to the non-service components of net periodic benefit cost in Other income (expense). For the three and nine months ended September 30, 2017, the Company recorded expense of $103 and $305, respectively, related to the non-service components of net periodic benefit cost in Other income (expense).

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2018 and December 31, 2017.
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

	As of September 30, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$396,998	$—	$—	$396,998	N/A	$396,998
Commodity contracts	17,023	1,702	—	18,725	(18,725)	—
Liabilities:
Commodity contracts	24,202	21,895	—	46,097	(18,725)	27,372
Catalyst lease obligations	—	43,800	—	43,800	—	43,800
Derivatives included with inventory intermediation agreement obligations	—	18,422	—	18,422	—	18,422

	As of December 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2018 and December 31, 2017, $9,427 and $9,593, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
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

There were no transfers between levels during the three and nine months ended September 30, 2018 or 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725,000	$767,282	$725,000	$763,945
2023 Senior Notes (a)	500,000	522,798	500,000	522,101
PBFX 2023 Senior Notes (a)	527,962	539,494	528,374	544,118
PBF Rail Term Loan (b)	23,273	23,273	28,366	28,366
Catalyst leases (c)	43,800	43,800	59,048	59,048
PBFX Revolving Credit Facility (b) (d)	50,000	50,000	29,700	29,700
Revolving Credit Agreement (b)	350,000	350,000	350,000	350,000
	2,220,035	2,296,647	2,220,488	2,297,278
Less - Current debt (c)	(1,242)	(1,242)	(10,987)	(10,987)
Less - Unamortized deferred financing costs	(42,904)	n/a	(34,459)	n/a
Long-term debt	$2,175,889	$2,295,405	$2,175,042	$2,286,291

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 7.00% senior notes due 2023, the 7.25% senior notes due 2025 (collectively with the senior notes due 2023, the “Senior Notes”), and the PBFX 6.875% senior notes due 2023 (the “PBFX 2023 Senior Notes”).
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2017, Delaware City Refining entered into two platinum bridge leases which were settled during the second quarter of 2018 and the Company entered into a new platinum bridge lease, which will expire in the first quarter of 2019. The total outstanding balance related to these bridge leases as of September 30, 2018 and December 31, 2017 was $1,242 and $10,987, respectively, and is included in Current debt on the Company’s Condensed Consolidated balance sheet.
(d) On October 1, 2018, PBFX borrowed $75,000 to fund the East Coast Storage Acquisition. Refer to “Note 17 - Subsequent Events” for more details.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

As of September 30, 2018, there were 2,966,904 barrels of intermediates and refined products (3,000,142 barrels at December 31, 2017) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2018, there were 11,126,000 barrels of crude oil and 3,097,000 barrels of refined products (22,348,000 and 1,989,000, respectively, as of December 31, 2017), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2018 and December 31, 2017 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(18,422)
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)

Derivatives not designated as hedging instruments:
September 30, 2018:
Commodity contracts	Accrued expenses	$(27,372)
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)

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

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8,163)
For the three months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,766)
For the nine months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(10,701)
For the nine months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(26,659)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(9,517)
For the three months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(17,291)
For the nine months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(55,877)
For the nine months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(2,606)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$8,163
For the three months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$29,766
For the nine months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$10,701
For the nine months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$26,659

The Company had no ineffectiveness related to the fair value hedges for the three and nine months ended September 30, 2018 or 2017.

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
Refining
The Company’s Refining segment includes the operations of its five refineries, including certain related logistics assets that are not owned by PBFX. The Company’s refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, New Orleans, Louisiana and Torrance, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2018 and September 30, 2017 are presented below. In connection with the adoption of ASU 2017-07, the accompanying segment information has been retrospectively adjusted, for all periods presented, to reflect the reclassification of certain net periodic benefit costs from Operating expenses and General and administrative expenses to Other income (expense).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF Energy	Three Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,641,944	$70,556	$—	$(66,140)	$7,646,360
Depreciation and amortization expense	83,281	7,451	2,594	—	93,326
Income (loss) from operations (1)	321,370	37,577	(67,789)	(4,725)	286,433
Interest expense, net	2,078	10,567	29,644	—	42,289
Capital expenditures	79,697	20,956	2,233	—	102,886

	Three Months Ended September 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,475,114	$66,195	$—	$(62,358)	$5,478,951
Depreciation and amortization expense	70,192	5,756	2,572	—	78,520
Income (loss) from operations (1)	609,292	39,201	(57,434)	(3,799)	587,260
Interest expense, net	1,180	7,748	28,062	—	36,990
Capital expenditures	165,179	15,536	562	—	181,277

	Nine Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$20,880,613	$203,395	$—	$(190,789)	$20,893,219
Depreciation and amortization expense	242,568	21,185	7,871	—	271,624
Income (loss) from operations (1)	895,952	105,299	(183,785)	(13,110)	804,356
Interest expense, net	6,509	30,940	91,486	—	128,935
Capital expenditures (2)	376,774	86,627	4,726	—	468,127

	Nine Months Ended September 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,237,189	$190,375	$—	$(176,915)	$15,250,649
Depreciation and amortization expense	180,704	17,096	10,355	—	208,155
Income (loss) from operations (1)	521,015	107,765	(140,555)	(11,218)	477,007
Interest expense, net	3,433	23,618	87,820	—	114,871
Capital expenditures (2)	574,871	72,100	2,971	—	649,942

	Balance at September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$8,369,215	$806,850	$72,799	$(33,454)	$9,215,410

	Balance at December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$7,287,384	$748,215	$123,211	$(40,817)	$8,117,993

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF LLC	Three Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,641,944	$70,556	$—	$(66,140)	$7,646,360
Depreciation and amortization expense	83,281	7,451	2,594	—	93,326
Income (loss) from operations (1)	321,370	37,577	(67,463)	(4,725)	286,759
Interest expense, net	2,078	10,567	31,828	—	44,473
Capital expenditures	79,697	20,956	2,233	—	102,886

	Three Months Ended September 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,475,114	$66,195	$—	$(62,358)	$5,478,951
Depreciation and amortization expense	70,192	5,756	2,572	—	78,520
Income (loss) from operations (1)	609,292	39,201	(57,386)	(3,799)	587,308
Interest expense, net	1,180	7,748	29,965	—	38,893
Capital expenditures	165,179	15,536	562	—	181,277

	Nine Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$20,880,613	$203,395	$—	$(190,789)	$20,893,219
Depreciation and amortization expense	242,568	21,185	7,871	—	271,624
Income (loss) from operations (1)	895,952	105,299	(182,766)	(13,110)	805,375
Interest expense, net	6,509	30,940	97,667	—	135,116
Capital expenditures (2)	376,774	86,627	4,726	—	468,127

	Nine Months Ended September 30, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,237,189	$190,375	$—	$(176,915)	$15,250,649
Depreciation and amortization expense	180,704	17,096	10,355	—	208,155
Income (loss) from operations (1)	521,015	107,765	(140,399)	(11,218)	477,163
Interest expense, net	3,433	23,618	93,859	—	120,910
Capital expenditures (2)	574,871	72,100	2,971	—	649,942

	Balance at September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$8,369,215	$806,850	$66,234	$(33,454)	$9,208,845

	Balance at December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$7,287,384	$748,215	$44,203	$(40,817)	$8,038,985

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
The Logistics segment includes capital expenditures of $58,000 for the acquisition of the Knoxville Terminals by PBFX on April 16, 2018 and $10,097 for the acquisition of the Toledo Products Terminal by PBFX on April 17, 2017.

(3)
The Logistics segment includes 100% of the assets of TVPC as TVPC is consolidated by PBFX. PBFX records a noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records an equity investment in TVPC reflecting its noncontrolling ownership interest. For purposes of the Company’s condensed consolidated PBF Energy and PBF LLC financial statements, PBFX’s noncontrolling interest in TVPC and PBF Holding’s equity investment in TVPC eliminate in consolidation.

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
The following table sets forth the computation of basic and diluted net income per share of Class A common stock attributable to PBF Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2018	2017	2018	2017
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$179,538	$314,365	$482,057	$173,625
Less: Income allocated to participating securities	194	272	592	811
Income available to PBF Energy Inc. stockholders - basic	$179,344	$314,093	$481,465	$172,814
Denominator for basic net income per Class A common share - weighted average shares	117,029,486	109,724,595	113,597,970	109,634,921
Basic net income attributable to PBF Energy per Class A common share	$1.53	$2.86	$4.24	$1.58

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$179,344	$314,093	$481,465	$172,814
Plus: Net income attributable to noncontrolling interest (1)	2,394	18,137	9,790	9,677
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(632)	(7,139)	(2,585)	(3,809)
Numerator for diluted net income per Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$181,106	$325,091	$488,670	$178,682

Denominator:(1)
Denominator for basic net income per Class A common share-weighted average shares	117,029,486	109,724,595	113,597,970	109,634,921
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	1,206,326	3,825,508	2,184,690	3,832,464
Common stock equivalents (2)	2,169,503	332,137	1,592,510	324,157
Denominator for diluted net income per Class A common share-adjusted weighted average shares	120,405,315	113,882,240	117,375,170	113,791,542
Diluted net income attributable to PBF Energy Inc. stockholders per Class A common share	$1.50	$2.85	$4.16	$1.57
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to Class A common stock of PBF Energy. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 26.4% estimated annualized statutory corporate tax rate for both the three and nine months ended September 30, 2018 and 39.4% estimated annualized statutory corporate tax rate for both the three and nine months ended September 30, 2017) attributable to the converted units.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options and warrants to purchase 15,000 and 25,000 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2018, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 6,484,650 and 6,554,650 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2017, respectively.

17. SUBSEQUENT EVENTS
Dividend Declared
On October 31, 2018, PBF Energy announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 30, 2018 to Class A common stockholders of record at the close of business on November 15, 2018.
PBFX Distributions
On October 31, 2018, the Board of Directors of PBF GP announced a distribution of $0.50 per unit on outstanding common units of PBFX. The distribution is payable on November 30, 2018 to PBFX unitholders of record at the close of business on November 15, 2018.
East Coast Storage Assets Acquisition

On July 16, 2018, PBFX entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of $107,000, comprised of an initial payment at closing of $75,000 with the balance being payable one year after closing. The East Coast Storage Assets Acquisition closed on October 1, 2018.

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

PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of September 30, 2018. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2018, PBF LLC also holds a 44.0% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions or areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2018, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of September 30, 2018, PBF Energy owned 119,972,950 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 1,206,325 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our Class A common stock have approximately 99.0% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 1.0% of the voting power in us (96.7% and 3.3% as of December 31, 2017, respectively).
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Torrance Land Sale
During the three months ended September 30, 2018, the Company closed on a third party sale of a parcel of real property acquired as part of the Torrance Refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $43.8 million included within Gain on sale of assets within the Condensed Consolidated Statements of Operations.
Early Return of Railcars
On September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we will pay agreed amounts in lieu of satisfaction of return conditions (the “early termination penalty”) and will pay a reduced rental fee over the remaining term of the lease. Certain of these railcars are idle and the remaining railcars will be taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, we recognized an expense of $44.6 million for the three months ended September 30, 2018 included within Cost of sales consisting of (i) a $40.3 million charge for the early termination penalty and (ii) a $4.3 million charge related to the remaining lease payments associated with the portion of railcars within the amended lease, that were idled and out of service as of September 30, 2018. In addition, we expect to recognize a charge of $7.7 million subsequent to September 30, 2018 relating to the residual lease payments as the remaining railcars are taken out of service and returned to the lessor. We have recorded a liability within Accrued expenses for $25.8 million representing the amount of the early lease termination obligation expected to be paid within the next twelve months and a liability within Other long-term liabilities for $18.7 million representing the remaining amount of the obligation.
PBF Energy Inc. Public Offering
On August 14, 2018, we completed a public offering of an aggregate of 6,000,000 shares of Class A common stock (the “August 2018 Equity Offering”) for net proceeds of $287.3 million, after deducting underwriting discounts and commissions and other offering expenses. Net proceeds from the August 2018 Equity Offering were subsequently used to purchase an equivalent amount of PBF LLC Series C Units.
PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into an amended and restated credit facility (as amended, the “PBFX Revolving Credit Facility”). Among other things, the PBFX Revolving Credit Facility increases the maximum commitment available to PBFX from $360.0 million to $500.0 million and extends the maturity date to July 2023. PBFX has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the May 2014 PBFX Revolving Credit Facility. The PBFX Revolving Credit Facility is guaranteed by a guaranty of collection from PBF LLC.
PBFX Registered Direct Offering
On July 16, 2018, PBFX entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units for gross proceeds of approximately $35.0 million. The Registered Direct Offering closed on July 30, 2018.
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement"). Among other things, the 2018 Revolving Credit Agreement increases the maximum commitment available to PBF Holding from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base, as defined in the credit agreement, to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement.
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
PBFX Assets and Transactions
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of September 30, 2018, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
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
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. for total cash consideration of $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.
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

Results of Operations

The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except per share data). Differences between the results of operations between PBF Energy and PBF LLC pertain to income tax expense, interest expense and non-controlling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segment as our Logistics segment does not currently generate significant third party revenue and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,646,360	$5,478,951	$20,893,219	$15,250,649
Cost and expenses:
Cost of products and other	6,816,095	4,352,061	18,400,732	13,154,521
Operating expenses (excluding depreciation and amortization expense as reflected below)	424,331	402,823	1,268,161	1,266,879
Depreciation and amortization expense	90,732	75,948	263,753	197,800
Cost of sales	7,331,158	4,830,832	19,932,646	14,619,200
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	69,920	58,259	191,418	143,147
Depreciation and amortization expense	2,594	2,572	7,871	10,355
(Gain) loss on sale of assets	(43,745)	28	(43,072)	940
Total cost and expenses	7,359,927	4,891,691	20,088,863	14,773,642

Income from operations	286,433	587,260	804,356	477,007
Other income (expense):
Change in Tax Receivable Agreement liability	7,763	565	7,763	565
Change in fair value of catalyst leases	1,630	473	5,783	(1,011)
Debt extinguishment costs	—	—	—	(25,451)
Interest expense, net	(42,289)	(36,990)	(128,935)	(114,871)
Other non-service components of net periodic benefit cost	278	(103)	833	(305)
Income before income taxes	253,815	551,205	689,800	335,934
Income tax expense	61,349	203,979	167,836	112,889
Net income	192,466	347,226	521,964	223,045
Less: net income attributable to noncontrolling interests	12,928	32,861	39,907	49,420
Net income attributable to PBF Energy Inc. stockholders	$179,538	$314,365	$482,057	$173,625

Consolidated gross margin	$315,202	$648,119	$960,573	$631,449

Gross refining margin (1)	$765,773	$1,064,007	$2,304,085	$1,912,869

Net income available to Class A common stock per share:
Basic	$1.53	$2.86	$4.24	$1.58
Diluted	$1.50	$2.85	$4.16	$1.57

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,646,360	$5,478,951	$20,893,219	$15,250,649
Cost and expenses:
Cost of products and other	6,816,095	4,352,061	18,400,732	13,154,521
Operating expenses (excluding depreciation and amortization expense as reflected below)	424,331	402,823	1,268,161	1,266,879
Depreciation and amortization expense	90,732	75,948	263,753	197,800
Cost of sales	7,331,158	4,830,832	19,932,646	14,619,200
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	69,594	58,211	190,399	142,991
Depreciation and amortization expense	2,594	2,572	7,871	10,355
(Gain) loss on sale of assets	(43,745)	28	(43,072)	940
Total cost and expenses	7,359,601	4,891,643	20,087,844	14,773,486

Income from operations	286,759	587,308	805,375	477,163

Other income (expense):
Change in fair value of catalyst leases	1,630	473	5,783	(1,011)
Debt extinguishment costs	—	—	—	(25,451)
Interest expense, net	(44,473)	(38,893)	(135,116)	(120,910)
Other non-service components of net periodic benefit cost	278	(103)	833	(305)
Income before income taxes	244,194	548,785	676,875	329,486
Income tax (benefit) expense	(719)	(4,292)	(5,403)	2,040
Net income	244,913	553,077	682,278	327,446
Less: net income attributable to noncontrolling interests	10,534	14,732	30,117	39,751
Net income attributable to PBF Energy Company LLC	$234,379	$538,345	$652,161	$287,695

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Key Operating Information
Production (bpd in thousands)	896.7	852.6	854.0	781.6
Crude oil and feedstocks throughput (bpd in thousands)	888.4	849.7	851.8	786.1
Total crude oil and feedstocks throughput (millions of barrels)	81.7	78.2	232.5	214.6
Consolidated gross margin per barrel of throughput	$3.86	$8.29	$4.13	$2.94
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.25	$10.22	$8.80	$8.46
Refinery operating expense, per barrel of throughput	$5.01	$4.98	$5.26	$5.71

Crude and feedstocks (% of total throughput) (2)
Heavy	35%	33%	36%	34%
Medium	28%	30%	30%	30%
Light	23%	22%	21%	21%
Other feedstocks and blends	14%	15%	13%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	49%	50%	49%	50%
Distillates and distillate blendstocks	32%	29%	32%	29%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	17%	18%	16%	17%
Total yield	101%	100%	100%	99%

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars per barrel, except as noted)
Dated Brent Crude	$75.07	$52.16	$72.19	$51.79
West Texas Intermediate (WTI) crude oil	$69.63	$48.18	$66.90	$49.32
Light Louisiana Sweet (LLS) crude oil	$74.15	$51.67	$71.11	$51.73
Alaska North Slope (ANS) crude oil	$75.26	$52.04	$72.19	$52.15
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.62	$18.12	$14.15	$14.84
WTI (Chicago) 4-3-1	$18.05	$18.82	$15.84	$14.70
LLS (Gulf Coast) 2-1-1	$13.38	$16.69	$13.26	$13.75
ANS (West Coast) 4-3-1	$14.84	$20.66	$16.67	$18.78
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.44	$3.97	$5.29	$2.47
Dated Brent less Maya (heavy, sour)	$9.12	$8.75	$10.21	$6.77
Dated Brent less WTS (sour)	$19.79	$4.96	$13.41	$3.63
Dated Brent less ASCI (sour)	$4.42	$3.82	$4.69	$3.58
WTI less WCS (heavy, sour)	$29.30	$10.03	$24.55	$10.83
WTI less Bakken (light, sweet)	$1.08	$(0.69)	$0.87	$0.18
WTI less Syncrude (light, sweet)	$5.59	$(1.95)	$3.00	$(1.86)
WTI less LLS (light, sweet)	$(4.52)	$(3.49)	$(4.21)	$(2.41)
WTI less ANS (light, sweet)	$(5.63)	$(3.86)	$(5.29)	$(2.82)
Natural gas (dollars per MMBTU)	$2.86	$2.95	$2.85	$3.05
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Overview— Net income was $192.5 million for the three months ended September 30, 2018 compared to net income of $347.2 million for the three months ended September 30, 2017. PBF LLC net income was $244.9 million for the three months ended September 30, 2018 compared to net income of $553.1 million for the three months ended September 30, 2017. Net income attributable to PBF Energy was $179.5 million or $1.50 per diluted share, for the three months ended September 30, 2018 ($1.50 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.13 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $314.4 million, or $2.85 per diluted share, for the three months ended September 30, 2017 ($2.85 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.44 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 96.6% for the three months ended September 30, 2018 and 2017, respectively.
Our results for the three months ended September 30, 2018 were positively impacted by special items consisting of a non-cash pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $54.8 million, or $40.3 million net of tax, a pre-tax change in the Tax Receivable Agreement liability (as defined in “Note 10 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements) of $7.8

million, or $5.7 million net of tax, and a pre-tax gain on the Torrance land sale of $43.8 million, or $32.2 million net of tax. These favorable impacts were partially offset by a special item related to the early return of certain leased railcars resulting in a pre-tax charge of $44.6 million, or $32.8 million net of tax. Our results for the three months ended September 30, 2017 were positively impacted by a pre-tax LCM inventory adjustment of approximately $265.1 million, or $160.7 million net of tax, and a pre-tax change in the Tax Receivable Agreement liability of $0.6 million, or $0.3 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by favorable movements in crude differentials, higher throughput volumes and barrels sold across the majority of our refineries and reduced regulatory compliance costs, offset by lower crack spreads realized at each of our refineries, which were favorably impacted in the prior year by the hurricane-related effect on refining margins due to tightening product inventories, specifically distillates. Our results in the current period were negatively impacted by higher general and administrative costs and increased depreciation and amortization expense.
Revenues— Revenues totaled $7.6 billion for the three months ended September 30, 2018 compared to $5.5 billion for the three months ended September 30, 2017, an increase of approximately $2.2 billion, or 39.6%. Revenues per barrel were $83.55 and $63.79 for the three months ended September 30, 2018 and 2017, respectively, an increase of 31.0% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,600 bpd, 172,100 bpd, 195,500 bpd and 166,200 bpd, respectively. For the three months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 343,700 bpd, 160,600 bpd, 200,400 bpd and 145,000 bpd, respectively. The throughput rates at our East Coast, Mid-Continent and West Coast refineries were higher in the three months ended September 30, 2018 compared to the same period in 2017. Throughput rates at our Gulf Coast refinery were in line with the same quarter of the prior year, whereas our East Coast and Mid-Continent refineries ran at higher rates during the quarter taking advantage of a relatively strong margin environment. The throughput rates at our West Coast refinery increased due to planned downtime in 2017 related to its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the three months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 380,200 bpd, 175,800 bpd, 242,800 bpd and 196,000 bpd, respectively. For the three months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,700 bpd, 167,300 bpd, 233,400 bpd and 173,300 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $315.2 million for the three months ended September 30, 2018 compared to $648.1 million for the three months ended September 30, 2017, a decrease of approximately $332.9 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $765.8 million, or $9.37 per barrel of throughput ($755.5 million or $9.25 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2018 compared to $1,064.0 million, or $13.61 per barrel of throughput ($798.9 million or $10.22 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2017, a decrease of approximately $298.2 million, or $43.4 million excluding special items.
Consolidated gross margin and gross refining margin decreased due to overall lower crack spreads in comparison to the same period in 2017, partially offset by favorable movements in crude differentials and higher throughput volumes and barrels sold across the majority of our refineries. During the three months ended September 30, 2017 we experienced higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region. In addition, consolidated gross margin and gross refining margin were positively impacted in the current and prior year by special items. For the three months ended September 30, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $54.8 million on a net basis, resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of the second quarter of 2018, partially offset by a $44.6 million charge resulting from costs associated with the early return of certain leased railcars. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $265.1 million on a net basis in the third quarter of 2017.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $33.9 million for the three months ended September 30, 2018 in comparison to $83.4 million for the three months ended September 30, 2017.
Average industry refining margins in the Mid-Continent were slightly weaker during the three months ended September 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $18.05 per barrel, or 4.1% lower, in the three months ended September 30, 2018 as compared to $18.82 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which averaged a discount of $1.08 per barrel in the three months ended September 30, 2018, as compared to a premium of $0.69 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $5.59 per barrel during the three months ended September 30, 2018 as compared to a premium of $1.95 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.62 per barrel, or 19.3% lower, in the three months ended September 30, 2018, as compared to $18.12 per barrel in the same period in 2017. The Dated Brent/Maya differential was $0.37 higher in the three months ended September 30, 2018 as compared to the same period in 2017 and the Dated Brent/WTI differential was $1.47 higher in the three months ended September 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins weakened during the three months ended September 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.38 per barrel, or 19.8% lower, in the three months ended September 30, 2018 as compared to $16.69 per barrel in the same period in 2017. Additionally, crude differentials weakened with the WTI/LLS differential averaging a premium of $4.52 per barrel during the three months ended September 30, 2018 as compared to a premium of $3.49 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins decreased during the three months ended September 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $14.84 per barrel, or 28.2% lower, in the three months ended September 30, 2018 as compared to $20.66 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.63 per barrel during the three months ended September 30, 2018 as compared to a premium of $3.86 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $424.3 million for the three months ended September 30, 2018 compared to $402.8 million for the three months ended September 30, 2017, an increase of $21.5 million, or 5.3%. Of the total $424.3 million of operating expenses for the three months ended September 30, 2018, $409.6 million or $5.01 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $14.7 million related to expenses incurred by the Logistics segment ($389.5 million, or $4.98 per barrel, and $13.3 million of operating expenses for the three months ended September 30, 2017 related to the Refining and Logistics segments, respectively). The increase in operating expenses was driven by higher energy and utility costs driven by higher throughput across our system. Operating expenses related to our Logistics segment were generally consistent with the prior year and consist of costs related to the operation and maintenance of PBFX’s assets.
General and Administrative Expenses— General and administrative expenses totaled $69.9 million for the three months ended September 30, 2018 compared to $58.3 million for the three months ended September 30,

2017, an increase of approximately $11.7 million or 20.0%. The increase in general and administrative expenses for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Gain (Loss) on Sale of Assets— There was a net gain of $43.7 million on the sale of assets for the three months ended September 30, 2018 mainly attributed to a $43.8 million gain related to the Torrance land sale. There was a de minimis loss on the sale of non-operating refinery assets for the three months ended September 30, 2017.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $93.3 million for the three months ended September 30, 2018 (including $90.7 million recorded within Cost of sales) compared to $78.5 million for the three months ended September 30, 2017 (including $75.9 million recorded within Cost of sales), an increase of $14.8 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2017 which included the first significant Torrance refinery turnaround under our ownership.
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the three months ended September 30, 2018 represented a gain of $7.8 million compared to a gain of $0.6 million in the three months ended September 30, 2017.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.6 million for the three months ended September 30, 2018 compared to a gain of $0.5 million for the three months ended September 30, 2017. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— PBF Energy interest expense totaled $42.3 million for the three months ended September 30, 2018 compared to $37.0 million for the three months ended September 30, 2017, an increase of approximately $5.3 million. This net increase is mainly attributable to the interest costs associated with the issuance of the new PBFX 2023 Senior Notes in October 2017 and higher borrowings under the PBFX Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $44.5 million and $38.9 million for the three months ended September 30, 2018 and September 30, 2017, respectively (inclusive of $2.2 million and $1.9 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and the Canadian subsidiary of PBF Holding are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0% and 96.6%, on a weighted-average basis for the three months ended September 30, 2018 and 2017, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2018 and 2017 was 25.5% and 39.4%, respectively, reflecting tax adjustments for discrete items and the impact of the Tax Cuts and Jobs Act (“TCJA”) which, among other things, reduced the U.S federal corporate tax rate from 35% to 21%.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the condensed consolidated statements of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy, by the public common unitholders of PBFX and by the third party stockholder of the two Chalmette Refining subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unit holders of PBFX and by the third party stockholder of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2018 and 2017 was approximately 1.0% and 3.4%, respectively. The carrying amount of the noncontrolling interest on our condensed consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Overview— PBF Energy net income was $522.0 million for the nine months ended September 30, 2018 compared to a net income of $223.0 million for the nine months ended September 30, 2017. PBF LLC net income was $682.3 million for the nine months ended September 30, 2018 compared to a net income of $327.4 million for the nine months ended September 30, 2017. Net income attributable to PBF Energy Inc. stockholders was $482.1 million, or $4.16 per diluted share, for the nine months ended September 30, 2018 ($4.16 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $2.24 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy Inc. stockholders of $173.6 million, or $1.57 per diluted share, for the nine months ended September 30, 2017 ($1.57 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.18 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy Inc. stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 98.1% and 96.6% for the nine months ended September 30, 2018 and 2017, respectively.
Our results for the nine months ended September 30, 2018 were positively impacted by special items consisting of a non-cash pre-tax LCM inventory adjustment of approximately $300.5 million, or $221.1 million net of tax, a pre-tax change in the Tax Receivable Agreement liability of $7.8 million, or $5.7 million net of tax, and a pre-tax gain on the Torrance land sale of $43.8 million, or $32.2 million net of tax. These favorable impacts were partially offset by a special item related to the early return of certain leased railcars, resulting in a pre-tax charge of $44.6 million, or $32.8 million net of tax. Our results for the nine months ended September 30, 2017 were positively impacted by a pre-tax LCM inventory adjustment of approximately $97.9 million, or $59.4 million net of tax, and a pre-tax change in the Tax Receivable Agreement liability of $0.6 million, or $0.3 million net of tax, which were partially offset by a special item related to pre-tax debt extinguishment costs associated with the early retirement of our 2020 Senior Secured Notes of $25.5 million, or $15.4 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results were positively impacted by favorable movements in crude differentials, higher throughput volumes and barrels sold across the majority of our refineries and reduced regulatory compliance costs, offset by lower crack spreads realized at the majority of our refineries, which were favorably impacted in the prior year by the hurricane-related effect on refining margins due to tightening product inventories, specifically distillates. Our results in the current year period were negatively impacted by higher general and administrative costs and increased depreciation and amortization expense.
Revenues— Revenues totaled $20.9 billion for the nine months ended September 30, 2018 compared to $15.3 billion for the nine months ended September 30, 2017, an increase of approximately $5.6 billion, or 37.0%. Revenues per barrel were $78.96 and $62.38 for the nine months ended September 30, 2018 and 2017, respectively, an increase of 26.6% directly related to higher hydrocarbon commodity prices. For the nine months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 349,200 bpd, 149,500 bpd, 184,400 bpd and 168,700 bpd, respectively. For the nine months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 330,100 bpd, 146,500 bpd, 182,600 bpd and 126,900 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were higher in the nine months ended September 30, 2018 compared to the same period in 2017. Throughput rates at our Mid-Continent and Gulf Coast refineries were in line with the prior year despite planned downtimes during the first half of 2018. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to planned downtime in the prior year as part of the first significant turnaround of the refinery under our ownership and improved refinery performance experienced in the current year. For the nine months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,700 bpd, 158,300 bpd, 235,900 bpd and 196,500 bpd, respectively. For the nine months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,000 bpd, 160,600 bpd, 221,700 bpd and 155,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $960.6 million for the nine months ended September 30, 2018, compared to $631.4 million for the nine months ended September 30, 2017, an increase of approximately $329.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,304.1 million, or $9.90 per barrel of throughput ($2,048.2 million or $8.80 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2018 compared to $1,912.9 million, or $8.91 per barrel of throughput ($1,814.9 million or $8.46 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2017, an increase of approximately $391.2 million, or $233.3 million excluding special items.
Consolidated gross margin and gross refining margin increased due to generally favorable movements in crude differentials and higher throughput volumes and barrels sold across the majority of our refineries. In addition, consolidated gross margin and gross refining margin were positively impacted in the current and prior year by special items. For the nine months ended September 30, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $300.5 million on a net basis, resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2017, partially offset by a $44.6 million charge resulting from costs associated with the early return of certain leased railcars. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $97.9 million for the nine months ended September 30, 2017.
Additionally, our results continue to be impacted by significant costs to comply with RFS, although at a reduced level from the prior year. Total RFS costs were $117.0 million for the nine months ended September 30, 2018 in comparison to $203.2 million for the nine months ended September 30, 2017.
Average industry refining margins in the Mid-Continent were stronger during the nine months ended September 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was

$15.84 per barrel, or 7.8% higher, in the nine months ended September 30, 2018 as compared to $14.70 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was approximately $0.87 per barrel in the nine months ended September 30, 2018, as compared to $0.18 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $3.00 per barrel during the nine months ended September 30, 2018 as compared to a premium of $1.86 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.15 per barrel, or 4.6% lower in the nine months ended September 30, 2018, as compared to $14.84 per barrel in the same period in 2017. The Dated Brent/Maya differential was $3.44 higher in the nine months ended September 30, 2018 as compared to the same period in 2017. The Dated Brent/WTI differential was $2.82 higher in the nine months ended September 30, 2018 as compared to the same period in 2017, and the WTI/Bakken differential was approximately $0.69 per barrel higher in the nine months ended September 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins slightly decreased during the nine months ended September 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.26 per barrel, or 3.6% lower, in the nine months ended September 30, 2018 as compared to $13.75 per barrel in the same period in 2017. Crude differentials weakened with the WTI/LLS differential averaging a premium of $4.21 per barrel during the nine months ended September 30, 2018 as compared to a premium of $2.41 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins decreased during the nine months ended September 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $16.67 per barrel, or 11.2% lower, in the nine months ended September 30, 2018 as compared to $18.78 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.29 per barrel during the nine months ended September 30, 2018 as compared to a premium of $2.82 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,268.2 million for the nine months ended September 30, 2018 compared to $1,266.9 million for the nine months ended September 30, 2017, an increase of approximately $1.3 million, or 0.1%. Of the total $1,268.2 million of operating expenses for the nine months ended September 30, 2018, $1,223.8 million or $5.26 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $44.4 million related to expenses incurred by the Logistics segment ($1,224.8 million or $5.71 per barrel, and $42.1 million of operating expenses for the nine months ended September 30, 2017 related to the Refining and Logistics segments, respectively). Operating expenses for the Company were in line with the prior year. Decreases in operating expenses on a per barrel basis were driven by increased system reliability and our focused efforts on reducing operating costs. Additionally, there was a decrease in supplies and materials due to our Torrance refinery experiencing higher costs in 2017 related to its turnaround. These decreases were offset by higher energy and utility costs as a result of overall increased throughput. Operating expenses related to our Logistics segment were generally consistent with the prior year and consist of costs related to the operation and maintenance of PBFX’s assets.
General and Administrative Expenses— General and administrative expenses totaled $191.4 million for the nine months ended September 30, 2018 compared to $143.1 million for the nine months ended September 30, 2017, an increase of approximately $48.3 million or 33.7%. The increase in general and administrative expenses for the nine months ended September 30, 2018 in comparison to the nine months ended September 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.

Gain (Loss) on Sale of Assets— There was a net gain of $43.1 million for the nine months ended September 30, 2018 mainly attributed to a $43.8 million gain related to the Torrance land sale. There was a loss of $0.9 million for the nine months ended September 30, 2017 related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $271.6 million for the nine months ended September 30, 2018 (including $263.8 million recorded within Cost of sales) compared to $208.2 million for the nine months ended September 30, 2017 (including $197.8 million recorded within Cost of sales), an increase of approximately $63.5 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2017, which included the first significant Torrance refinery turnaround under our ownership.
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the nine months ended September 30, 2018 represented a gain of $7.8 million compared to a gain of $0.6 million in the nine months ended September 30, 2017.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.8 million for the nine months ended September 30, 2018 compared to a loss of $1.0 million for the nine months ended September 30, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the nine months ended September 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2018.
Interest Expense, net— PBF Energy interest expense totaled $128.9 million for the nine months ended September 30, 2018 compared to $114.9 million for the nine months ended September 30, 2017, an increase of approximately $14.1 million. This net increase is mainly attributable to the interest costs associated with the issuance of the new PBFX 2023 Senior Notes in October 2017 and higher borrowings under the PBFX Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $135.1 million and $120.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively (inclusive of $6.2 million and $6.1 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a master limited partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary of PBF Holding are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 98.1% and 96.6%, on a weighted-average basis for the nine months ended September 30, 2018 and 2017, respectively. PBF Energy’s condensed consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the nine months ended September 30, 2018 and 2017 was 25.8% and 39.4%, respectively, reflecting tax adjustments for discrete items and the impact of the TCJA which, among other things, reduced the U.S federal corporate tax rate from 35% to 21%.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the condensed consolidated statements of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF Energy other than PBF Energy and the public common unit holders of PBFX and by the third party stockholders of the two Chalmette Refining subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the nine months ended September 30, 2018 and 2017 was approximately 1.9% and 3.4%, respectively. The carrying amount of the noncontrolling interest on our condensed consolidated balance sheet attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the three and nine months ended September 30, 2018 relate to an LCM inventory adjustment, changes in the Tax Receivable Agreement liability, gain on the sale of assets related to the Torrance land sale and charges associated with the early return of certain leased railcars. Special items for the three and nine months ended September 30, 2017 relate to an LCM inventory adjustment, changes in the Tax Receivable Agreement liability and debt extinguishment costs. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles the Adjusted Fully-Converted results for PBF Energy with their results presented in accordance with GAAP for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to PBF Energy Inc. stockholders	$179,538	$314,365	$482,057	$173,625
Less: Income allocated to participating securities	194	272	592	811
Income available to PBF Energy Inc. stockholders - basic	179,344	314,093	481,465	172,814
Add: Net income attributable to the noncontrolling interest (1)	2,394	18,137	9,790	9,677
Less: Income tax expense (2)	(632)	(7,139)	(2,585)	(3,809)
Adjusted fully-converted net income	$181,106	$325,091	$488,670	$178,682
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(54,801)	(265,077)	(300,456)	(97,943)
Add: Change in Tax Receivable Agreement liability	(7,763)	(565)	(7,763)	(565)
Add: Debt extinguishment costs	—	—	—	25,451
Add: Gain on Torrance land sale	(43,761)	—	(43,761)	—
Add: Early railcar return expense	44,571	—	44,571	—
Add: Recomputed income taxes on special items	16,309	104,556	81,186	28,755
Adjusted fully-converted net income excluding special items	$135,661	$164,005	$262,447	$134,380

Weighted-average shares outstanding of PBF Energy Inc.	117,029,486	109,724,595	113,597,970	109,634,921
Conversion of PBF LLC Series A Units (4)	1,206,326	3,825,508	2,184,690	3,832,464
Common stock equivalents (5)	2,169,503	332,137	1,592,510	324,157
Fully-converted shares outstanding-diluted	120,405,315	113,882,240	117,375,170	113,791,542

Diluted net income per share	$1.50	$2.85	$4.16	$1.57
Adjusted fully-converted net income per fully exchanged, fully diluted shares outstanding	$1.50	$2.85	$4.16	$1.57
Adjusted fully-converted net income excluding special items per fully exchanged, fully diluted shares outstanding	$1.13	$1.44	$2.24	$1.18
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

	Three Months Ended September 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,646,360	$93.56	$5,478,951	$70.09
Less: Cost of Sales	7,331,158	89.70	4,830,832	61.80
Consolidated gross margin	$315,202	$3.86	$648,119	$8.29
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$315,202	$3.86	$648,119	$8.29
Add: PBFX operating expense	20,268	0.25	15,930	0.20
Add: PBFX depreciation expense	7,379	0.09	5,610	0.08
Less: Revenues of PBFX	(70,029)	(0.86)	(65,494)	(0.84)
Add: Refinery operating expenses	409,600	5.01	389,504	4.98
Add: Refinery depreciation expense	83,353	1.02	70,338	0.90
Gross refining margin	$765,773	$9.37	$1,064,007	$13.61
Special items: (3)
Add: Non-cash LCM inventory adjustment	(54,801)	(0.67)	(265,077)	(3.39)
Add: Early railcar return expense	44,571	0.55	—	—
Gross refining margin excluding special items	$755,543	$9.25	$798,930	$10.22
——————————
See Notes to Non-GAAP Financial Measures.

	Nine Months Ended September 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$20,893,219	$89.84	$15,250,649	$71.07
Less: Cost of Sales	19,932,646	85.71	14,619,200	68.13
Consolidated gross margin	$960,573	$4.13	$631,449	$2.94
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$960,573	$4.13	$631,449	$2.94
Add: PBFX operating expense	57,427	0.25	47,163	0.22
Add: PBFX depreciation expense	20,793	0.09	16,562	0.08
Less: Revenues of PBFX	(201,466)	(0.87)	(188,300)	(0.88)
Add: Refinery operating expense	1,223,798	5.26	1,224,757	5.71
Add: Refinery depreciation	242,960	1.04	181,238	0.84
Gross refining margin	$2,304,085	$9.90	$1,912,869	$8.91
Special items:(3)
Add: Non-cash LCM inventory adjustment	(300,456)	(1.29)	(97,943)	(0.45)
Add: Early railcar return expense	44,571	0.19	—	—
Gross refining margin excluding special items	$2,048,200	$8.80	$1,814,926	$8.46
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst leases, the write down of inventory to the LCM, changes in the liability for Tax Receivable Agreement due to factors out of our control such as changes in tax rates, debt extinguishment costs related to refinancing activities, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$192,466	$347,226	$521,964	$223,045
Add: Depreciation and amortization expense	93,326	78,520	271,624	208,155
Add: Interest expense, net	42,289	36,990	128,935	114,871
Add: Income tax expense	61,349	203,979	167,836	112,889
EBITDA	$389,430	$666,715	$1,090,359	$658,960
Special Items(3)
Add: Non-cash LCM inventory adjustment	(54,801)	(265,077)	(300,456)	(97,943)
Add: Change in Tax Receivable Agreement liability	(7,763)	(565)	(7,763)	(565)
Add: Debt extinguishment costs	—	—	—	25,451
Add: Gain on Torrance land sale	(43,761)	—	(43,761)	—
Add: Early railcar return expense	44,571	—	44,571	—
EBITDA excluding special items	$327,676	$401,073	$782,950	$585,903

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$389,430	$666,715	$1,090,359	$658,960
Add: Stock-based compensation	5,591	4,222	18,608	18,064
Add: Net non-cash change in fair value of catalyst leases	(1,630)	(473)	(5,783)	1,011
Add: Non-cash LCM inventory adjustment (3)	(54,801)	(265,077)	(300,456)	(97,943)
Add: Change in Tax Receivable Agreement liability(3)	(7,763)	(565)	(7,763)	(565)
Add: Debt extinguishment costs (3)	—	—	—	25,451
Adjusted EBITDA	$330,827	$404,822	$794,965	$604,978
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

(2)
Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.4% and 39.4% for the 2018 and 2017 periods, respectively, applied to net income attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above. Our statutory tax rates were reduced in 2018 as a result of the TCJA enactment.

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
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2018	2017
January 1,	$300,456	$595,988
June 30,	54,801	763,122
September 30,	—	498,045
The following table includes the corresponding impact of changes in the LCM inventory reserve on income from operations and net income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Net LCM inventory adjustment benefit in income from operations	$54,801	$265,077	$300,456	$97,943
Net LCM inventory adjustment benefit in net income	40,328	160,743	221,106	59,393
Change in Tax Receivable Agreement liability - During the three and nine months ended September 30, 2018 we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $7.8 million and $5.7 million, respectively. During the three and nine months ended September 30, 2017 we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $0.6 million and $0.3 million, respectively. The changes in the Tax

Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates.
Debt Extinguishment Costs - During the nine months ended September 30, 2017, we recorded pre-tax debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. These nonrecurring charges decreased net income by $15.4 million for the nine months ended September 30, 2017. There were no such costs in the same periods of 2018.
Early Return of Railcars - During the three and nine months ended September 30, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $44.6 million and $32.8 million, respectively. There were no such expenses in the same periods of 2017.
Gain on Torrance land sale - During the three and nine months ended September 30, 2018 we recorded a gain on the sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $43.8 million and $32.2 million, respectively. There was no such gain in the same periods of 2017.
Recomputed Income taxes on special items - The income tax impact of the special items were calculated using the tax rates shown in (2) above.

(4)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and nine months ended September 30, 2018 and 2017, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 15,000 and 25,000 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine month periods ended September 30, 2018, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 6,484,650 and 6,554,650 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine month periods ended September 30, 2017, respectively.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, dividend payment, debt service and share repurchase program requirements, as well as our obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flow are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $720.3 million for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $322.2 million for the nine months ended September 30,

2017. Our operating cash flows for the nine months ended September 30, 2018 included our net income of $522.0 million, depreciation and amortization of $277.7 million, deferred income taxes of $167.0 million, pension and other post-retirement benefits costs of $35.5 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $10.7 million, stock-based compensation of $18.6 million, partially offset by a gain on sale of assets of $43.1 million, a net non-cash benefit of $300.5 million relating to an LCM inventory adjustment, change in the Tax Receivable Agreement liability of $7.8 million and changes in the fair value of our catalyst leases of $5.8 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $45.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2017 included our net income of $223.0 million, depreciation and amortization of $215.1 million, deferred income taxes of $111.3 million, pension and other post-retirement benefits costs of $31.7 million, stock-based compensation of $18.1 million, changes in the fair value of our catalyst leases of $1.0 million, debt extinguishment costs related to the refinancing of our 2020 Senior Secured Notes of $25.5 million, and a loss on sale of assets of $0.9 million, partially offset by a net non-cash benefit of $97.9 million relating to an LCM inventory adjustment, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $26.7 million and change in the Tax Receivable Agreement liability of $0.6 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $179.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $419.8 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $609.9 million for the nine months ended September 30, 2017. The net cash flows used in investing activities for the nine months ended September 30, 2018 was comprised of cash outflows of $192.2 million for capital expenditures, expenditures for refinery turnarounds of $201.0 million, expenditures for other assets of $16.9 million and expenditures for the acquisition of the Knoxville Terminals by PBFX of $58.0 million, partially offset by proceeds of $48.3 million related to the Torrance land sale. Net cash used in investing activities for the nine months ended September 30, 2017 was comprised of cash outflows of $267.2 million for capital expenditures, expenditures for refinery turnarounds of $341.6 million, expenditures for other assets of $31.1 million and expenditures for the acquisition of the Toledo Products Terminal by PBFX of $10.1 million, partially offset by $40.0 million of net maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $185.7 million for the nine months ended September 30, 2018 compared to net cash used in financing activities of $157.7 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net cash provided by financing activities consisted primarily of $287.3 million in net proceeds from the August 2018 Equity Offering, $34.8 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $20.3 million, proceeds from stock options exercised of $14.0 million and proceeds from insurance premium financing of $7.0 million, partially offset by distributions and dividends of $140.2 million, principal amortization payments of the PBF Rail Term Loan of $5.1 million, repayment of note payable of $5.6 million, settlements of precious metals catalyst leases of $9.5 million, deferred financing costs of $15.9 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.4 million. For the nine months ended September 30, 2017, net cash used in financing activities consisted of distributions and dividends of $134.4 million, repayments of the PBFX Term Loan of $39.7 million, principal amortization payments of the PBF Rail Term Loan of $5.0 million, partially offset by net cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs. Additionally, during the nine months ended September 30, 2017, we borrowed and repaid $490.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the nine months ended September 30, 2017.
The cash flow activity of PBF LLC for the period ended September 30, 2018 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net proceeds from an affiliate loan with PBF Energy of $44.2 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended September 30, 2017 is materially consistent with that of PBF Energy discussed above, other than change in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net proceeds from an affiliate loan with PBF Energy of $99.7 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
Credit Facilities
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement”). Among other things, the 2018 Revolving Credit Agreement increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base (as defined in the credit agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Credit Agreement bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the credit agreement and further described in “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements.
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
PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into the PBFX Revolving Credit Facility. Among other things, the PBFX Revolving Credit Facility increases the maximum commitment available to PBFX from $360.0 million to $500.0 million, and extends the maturity date to July 2023. PBFX has the ability to further increase the maximum availability by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. Borrowings under the PBFX Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at LIBOR Rate plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement and further described in “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements.
The PBFX Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements, or enter into transactions with affiliates on terms which are not at arm’s length.
Additionally, commencing with the Measurement Period (as defined in the PBFX Amended and Restated Revolving Credit Agreement) ending September 30, 2018, PBFX will be required to maintain the following financial ratios, each as defined in the PBFX Amended and Restated Revolving Credit Agreement: (a) Consolidated Interest Coverage of at least 2.50 to 1.00, (b) Consolidated Total Leverage of not greater than 4.50 to 1.00 and (c) Consolidated Senior Secured Leverage of not greater than 3.50 to 1.00.
The PBFX Revolving Credit Facility contains events of default customary for transactions of their nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
On April 16, 2018, PBFX completed the Knoxville Terminals Purchase for total cash consideration of $58.0 million, excluding working capital adjustments, which was primarily financed through borrowings under the PBFX Revolving Credit Facility.
Liquidity
As of September 30, 2018, our total liquidity was approximately $2,237.1 million, compared to total liquidity of approximately $1,442.0 million as of December 31, 2017. Our total liquidity is equal to the amount of excess availability under the 2018 Revolving Credit Agreement, which includes our cash balance at September 30, 2018. In addition, as of September 30, 2018, PBFX had approximately $446.0 million of borrowing capacity under the PBFX Revolving Credit Facility in comparison to $336.0 million as of December 31, 2017. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and for other general corporate purposes incurred by PBFX.
Working Capital
PBF Energy’s working capital at September 30, 2018 was $2,101.0 million, consisting of $4,749.6 million in total current assets and $2,648.7 million in total current liabilities. PBF Energy’s working capital at December 31, 2017 was $1,384.0 million, consisting of $3,803.0 million in total current assets and $2,418.9 million in total current liabilities. PBF LLC’s working capital at September 30, 2018 was $2,082.6 million, consisting of $4,747.7 million in total current assets and $2,665.1 million in total current liabilities. PBF LLC’s working capital at December 31, 2017 was $1,351.7 million, consisting of $3,780.2 million in total current assets and $2,428.5 million in total current liabilities.

Working capital has increased during the nine months ended September 30, 2018 primarily as a result of positive earnings, proceeds from the August 2018 Equity Offering, proceeds from the PBFX Registered Direct Offering, and proceeds from the Torrance land sale, partially offset by capital expenditures, including turnaround costs.
Capital Spending
Net capital spending was $468.1 million for the nine months ended September 30, 2018, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries and the PBFX Knoxville Terminals Purchase. Excluding PBFX, we currently expect to spend an aggregate of approximately $525.0 million to $550.0 million in net capital expenditures during the full year 2018 for facility improvements and refinery maintenance and turnarounds. Significant capital spending for the full year 2018, excluding PBFX, includes turnarounds for the FCC and alkylation units at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Toledo and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements. In addition, PBFX expects to spend an aggregate of approximately $50.0 million to $55.0 million in net capital expenditures during the full year 2018, excluding acquisitions.
On October 1, 2018, PBFX closed on its acquisition of CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of $107.0 million, comprised of an initial payment at closing of $75.0 million with the balance being payable one year after closing. The initial payment made at closing for this acquisition was financed through a combination of cash on hand, including the proceeds from the Registered Direct Offering, and borrowings under our Revolving Credit Facility.

Share Repurchases
Our Board of Directors previously authorized the repurchase of up to $300.0 million of our Class A common stock (as amended from time to time, the “Repurchase Program”). As of September 30, 2018, we have purchased approximately 6,050,717 shares of our Class A common stock under the Repurchase Program for $150.8 million through open market transactions. No repurchases of our Class A common stock were made during the three months ended September 30, 2018. The Repurchase Program expired on September 30, 2018 and was not renewed.
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
At September 30, 2018, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $339.1 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2018, other than outstanding letters of credit in the amount of approximately $682.6 million and operating leases.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of September 30, 2018, we have recognized a liability for the Tax Receivable Agreement of $381.3 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $49.91 per share (the closing price on September 30, 2018) and that LIBOR were to be 1.85%, we estimate as of September 30, 2018 that the aggregate amount of these accelerated payments would have been approximately $339.5 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2018, PBF LLC made aggregate non-tax quarterly distributions of $104.7 million, or $0.30 per unit to its members, of which $103.0 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $103.0 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2018, May 30, 2018 and August 30, 2018.
On October 31, 2018, PBF Energy announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 30, 2018 to Class A common stockholders of record at the close of business on November 15, 2018. PBF LLC intends to make pro-rata distributions of approximately $36.3 million, or $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of September 30, 2018, the Company had $2,191.3 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $1,013.4 million, under the 2018 Revolving Credit Agreement to fund its operations, if necessary. Accordingly, as of September 30, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $13.8 million per quarter or approximately $55.2 million per year, based on the number of common units and associated IDRs (as defined in “Note 3 - PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements) outstanding as of September 30, 2018. During the nine months ended September 30, 2018, PBFX made quarterly cash distributions totaling $72.5 million of which $37.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On October 31, 2018, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.50 per unit on outstanding common units of PBFX. The distribution is payable on November 30, 2018 to PBFX common unitholders of record at the close of business on November 15, 2018.
As of September 30, 2018, PBFX had $4.0 million outstanding letters of credit and $446.0 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $18.0 million to fund its operations, if necessary. Accordingly, as of September 30, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unitholders.

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
At September 30, 2018 and December 31, 2017, we had gross open commodity derivative contracts representing 14.2 million barrels and 24.3 million barrels, respectively, with an unrealized net loss of $27.4 million and $74.3 million, respectively. The open commodity derivative contracts as of September 30, 2018 expire at various times during 2018 and 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.5 million barrels and 30.1 million barrels at September 30, 2018 and December 31, 2017, respectively. The average cost of our hydrocarbon inventories was approximately $80.45 and $80.21 per barrel on a LIFO basis at September 30, 2018 and December 31, 2017, respectively. The December 31, 2017 results exclude the net impact of an LCM inventory adjustment of approximately $300.5 million, whereas at September 30, 2018, the replacement value of inventories exceeded the LIFO carrying value. If market prices of our inventory declines to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of September 30, 2018. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

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
The PBFX Revolving Credit Facility, with a current maximum availability of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Facility. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $3.5 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $23.3 million at September 30, 2018. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.23 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Energy’s and PBF LLC’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, PBF Energy’s and PBF LLC’s principal executive officer and the principal financial officer have concluded that PBF Energy’s and PBF LLC’s disclosure controls and procedures are effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, either entity’s internal controls over financial reporting.

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
On April 7, 2015, DNREC issued a Notice of Violation (W-15-SWD-01) alleging violations of the Delaware City refinery’s NPDES discharge permit during the period between December 12, 2014 through January 4, 2015. On March 5, 2018, a settlement agreement was finalized resolving the alleged violations contained in the April 7, 2015 Notice of Violation, as well as additional alleged violations occurring during the period between January 2014 through January 2018. Pursuant to this settlement agreement, the Delaware City refinery was either going to pay a penalty of $30,000 and fund an approved Environmental Improvement Project (“EIP”) in the amount of $88,000, or pay a penalty in the amount of $118,000. A cost recovery payment of $7,433 will be assessed in either case. The Delaware City refinery has elected to pay the $30,000 penalty and fund the EIP in the amount of $88,000. The Delaware City refinery has paid the penalty and the cost recovery payment and will fund the approved EIP as soon as the project scope is finalized.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request is being finalized and will be submitted to DNREC.
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
At the time we acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation, and on September 20, 2013, EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, the Company received a letter from SCAQMD offering to settle this NOV for $515,250. The Company is currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. The Company is currently in communication with EPA to resolve the RMP preliminary findings. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged RCRA violations from December 2016 EPA’s and DTSC’s inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150,000. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these alleged remaining RCRA violations. Other than the $150,000 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs, and plaintiffs request for rehearing was later denied. The parties are currently progressing settlement discussions. We presently believe the outcome of a settlement, or continued litigation, will not have a material impact on our financial position, results of operations or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2007. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. Although no trial date has been set by the state trial court, the parties are preparing for a mini-trial of up to 10 plaintiffs, relating to 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. As this matter is in the class certification phase, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding Company LLC, PBFX Operating Company LLC, Chalmette Refining, L.L.C., two individual employees of the Chalmette Refinery (“the PBF Defendants”), two entities, PBF Consultants, LLC and PBF Investments, LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette Refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an Answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
We are subject to obligations to purchase RINs. On February 15, 2017, we received notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.
As of January 1, 2011, we are required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of our produced gasoline. We purchase benzene credits to meet these requirements. Our planned capital projects will reduce the amount of benzene credits that we need to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into our produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause us to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable our refineries to produce products that meet applicable requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to Class A Common Stock
In the three months ended September 30, 2018, 10,584 PBF LLC Series A Units were exchanged for 10,584 shares of our Class A common stock in transactions exempt from registration under Section 4(a) (2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
Share Repurchase Program
Our Board of Directors authorized the repurchase of up to $300.0 million of our Class A common stock (as amended from time to time, the “Repurchase Program”), which expired on September 30, 2018 and was not renewed. These repurchases were made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may have been effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We were not obligated to purchase any shares under the Repurchase Program, and repurchases may have been suspended or discontinued at any time without prior notice.
There were no repurchases of our Class A Common Stock during the third quarter of 2018. For the period of time from the inception of the Repurchase Program through September 30, 2018, we purchased 6,050,717 shares for $150.8 million.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

2.1
Purchase and Sale Agreement dated July 16, 2018, among Crown Point International LLC, as Seller, PBF Logistics LP, as Purchaser and, CPI Operations LLC, for the limited purposes set forth therein (incorporated by reference to Exhibit 2.1 filed with PBF Logistics LP’s Current Report on Form 8-K dated July 20, 2018 (File No. 001-36446))

4.1
Sixth Supplemental Indenture dated as of September 11, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446))

10.1
Amended and Restated Revolving Credit Agreement dated as of July 30, 2018, among PBF Logistics LP, the lender party hereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 2, 2018 (File No. 001-35764))

10.2
Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446))

10.3
Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446))

10.4
Joinder Agreement dated as of September 7, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446))

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

PBF Energy Inc.

Date:	October 31, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	October 31, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)