Form 10-Q
period 2019-03-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2019-05-01
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
Or

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

PBF Energy Inc.         Yes [x] No [ ]
PBF Energy Company LLC    Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
PBF Energy Inc.         Yes [ ] No [x]
PBF Energy Company LLC    Yes [ ] No [x]
As of April 29, 2019, PBF Energy Inc. had outstanding 119,850,446 shares of Class A common stock and 20 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in PBF Energy Company LLC as of March 31, 2019. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

This combined Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of March 31, 2019. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2019, PBF LLC also holds a 54.1% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2018 of PBF Energy and PBF LLC, which we refer to as our 2018 Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products located at the Company’s storage tanks at the Paulsboro and Delaware City refineries and at PBFX’s East Coast Storage Assets upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•payments by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under PBF Energy’s Tax Receivable Agreement (as defined in “Note 7 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements) for certain tax benefits we may claim;

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
•our ability to successfully integrate completed acquisitions into our business and realize the benefits from such acquisitions;
•liabilities arising from acquisitions that are unforeseen or exceed our expectations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $16.4 and $19.9, respectively)	$418.3	$597.3
Accounts receivable	869.4	718.2
Inventories	2,566.5	1,865.8
Prepaid and other current assets	125.1	55.6
Total current assets	3,979.3	3,236.9
Property, plant and equipment, net (PBFX: $861.6 and $862.1, respectively)	3,875.9	3,820.9
Deferred tax assets	—	48.5
Operating lease right of use assets	245.5	—
Deferred charges and other assets, net	1,025.4	899.1
Total assets	$9,126.1	$8,005.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$556.2	$488.4
Accrued expenses	1,900.7	1,623.6
Deferred revenue	66.5	20.1
Current operating lease liabilities	81.0	—
Current debt	2.5	2.4
Total current liabilities	2,606.9	2,134.5
Long-term debt (PBFX: $677.8 and $673.3, respectively)	2,188.5	1,931.3
Payable to related parties pursuant to Tax Receivable Agreement	373.5	373.5
Deferred tax liabilities	70.4	40.4
Long-term operating lease liabilities	165.0	—
Other long-term liabilities	275.0	277.2
Total liabilities	5,679.3	4,756.9
Commitments and contingencies (Note 7)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 119,848,135 shares outstanding at March 31, 2019, 119,874,191 shares outstanding at December 31, 2018	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 20 shares outstanding at March 31, 2019, 20 shares outstanding at December 31, 2018	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2019 and December 31, 2018	—	—
Treasury stock, at cost, 6,303,932 shares outstanding at March 31, 2019 and 6,274,261 shares outstanding at December 31, 2018	(161.8)	(160.8)
Additional paid in capital	2,722.5	2,633.8
Retained earnings	419.1	225.8
Accumulated other comprehensive loss	(22.2)	(22.4)
Total PBF Energy Inc. equity	2,957.7	2,676.5
Noncontrolling interest	489.1	572.0
Total equity	3,446.8	3,248.5
Total liabilities and equity	$9,126.1	$8,005.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$5,216.2	$5,802.8

Cost and expenses:
Cost of products and other	4,209.2	5,132.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	479.0	426.1
Depreciation and amortization expense	103.0	83.3
Cost of sales	4,791.2	5,641.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.6	62.8
Depreciation and amortization expense	2.8	2.7
Loss on sale of assets	—	0.1
Total cost and expenses	4,851.6	5,707.1

Income from operations	364.6	95.7

Other income (expense):
Change in fair value of catalyst leases	(3.1)	—
Interest expense, net	(39.5)	(43.2)
Other non-service components of net periodic benefit cost	(0.1)	0.3
Income before income taxes	321.9	52.8
Income tax expense	80.5	11.0
Net income	241.4	41.8
Less: net income attributable to noncontrolling interests	12.2	11.4
Net income attributable to PBF Energy Inc. stockholders	$229.2	$30.4

Weighted-average shares of Class A common stock outstanding
Basic	119,880,915	110,820,379
Diluted	122,175,744	115,193,491
Net income available to Class A common stock per share:
Basic	$1.91	$0.27
Diluted	$1.89	$0.27

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$241.4	$41.8
Other comprehensive income:
Net gain on pension and other post-retirement benefits	0.2	0.3
Total other comprehensive income	0.2	0.3
Comprehensive income	241.6	42.1
Less: comprehensive income attributable to noncontrolling interests	12.1	11.5
Comprehensive income attributable to PBF Energy Inc. stockholders	$229.5	$30.6

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	110,565,531	$0.1	25	$—	$2,277.7	$236.8	$(25.4)	6,132,884	$(152.6)	$566.3	$2,902.9
Comprehensive Income	—	—	—	—	—	30.3	0.3	—	—	11.5	42.1
Exercise of warrants and options	45,257	—		—	—	—	—	—	—	—	—
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(11.7)	(11.7)
Stock-based compensation	1,054	—	—	—	4.3	—	—	—	—	0.8	5.1
Dividends ($0.30 per common share)	—	—	—	—	—	(33.3)	—	—	—	—	(33.3)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	0.8	—	—	—	—	—	0.8
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	539,288	—	(3)	—	—	—	—	—	—	—	—
Treasury stock purchases	(32,149)	—	—	—	1.0	—	—	32,149	(1.0)	—	—
Other	—	—	—	—	10.9	—	—	—	—	—	10.9
Balance, March 31, 2018	111,118,981	$0.1	22	$—	$2,294.7	$233.8	$(25.1)	6,165,033	$(153.6)	$565.9	$2,915.8

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive Income	—	—	—	—	—	229.3	0.2	—	—	12.1	241.6
Exercise of warrants and options	5,025	—		—	0.1	—	—	—	—	—	0.1
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(1.0)	—	—	—	—	—	(1.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based compensation	(1,410)	—	—	—	6.2	—	—	—	—	1.0	7.2
Dividends ($0.30 per common share)	—	—	—	—	—	(36.0)	—	—	—	—	(36.0)
Issuance of additional PBFX common units	—	—	—	—	82.4	—	—	—	—	(82.4)	—
Treasury stock purchases	(29,671)	—	—	—	1.0	—	—	29,671	(1.0)	—	—
Balance, March 31, 2019	119,848,135	$0.1	20	$—	$2,722.5	$419.1	$(22.2)	6,303,932	$(161.8)	$489.1	$3,446.8

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$241.4	$41.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	108.6	88.0
Stock-based compensation	8.0	5.1
Change in fair value of catalyst leases	3.1	—
Deferred income taxes	78.5	10.9
Non-cash change in inventory repurchase obligations	14.2	8.8
Non-cash lower of cost or market inventory adjustment	(506.0)	(87.7)
Pension and other post-retirement benefit costs	11.2	11.8
Loss on sale of assets	—	0.1

Changes in operating assets and liabilities:
Accounts receivable	(151.2)	121.5
Inventories	(194.7)	(278.3)
Prepaid and other current assets	(69.5)	(24.3)
Accounts payable	46.1	31.9
Accrued expenses	224.5	(8.3)
Deferred revenue	46.4	(2.6)
Other assets and liabilities	(10.5)	(4.1)
Net cash used in operating activities	$(149.9)	$(85.4)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(105.4)	(24.9)
Expenditures for deferred turnaround costs	(133.0)	(58.8)
Expenditures for other assets	(22.2)	(9.6)
Net cash used in investing activities	$(260.6)	$(93.3)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members other than PBF Energy	$(0.4)	$(1.0)
Distributions to PBFX public unitholders	(12.8)	(11.4)
Dividend payments	(35.9)	(33.2)
Proceeds from revolver borrowings	575.0	—
Repayments of revolver borrowings	(325.0)	—
Repayment of note payable	—	(1.2)
Proceeds from PBFX revolver borrowings	16.0	—
Repayments of PBFX revolver borrowings	(12.0)	(9.7)
Repayments of PBF Rail Term Loan	(1.7)	(1.7)
Proceeds from insurance premium financing	30.2	27.9
Taxes paid for net settlement of stock-based compensation	(1.0)	—
Proceeds from stock options exercised	0.1	—
Purchase of treasury stock	(1.0)	(1.0)
Net cash provided by (used in) financing activities	$231.5	$(31.3)

Net decrease in cash and cash equivalents	(179.0)	(210.0)
Cash and cash equivalents, beginning of period	597.3	573.0
Cash and cash equivalents, end of period	$418.3	$363.0

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$119.3	$129.4
Assets acquired under operating leases	267.0	—

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $16.4 and $19.9, respectively)	$417.3	$596.0
Accounts receivable	869.4	718.2
Inventories	2,566.5	1,865.8
Prepaid and other current assets	125.1	55.1
Total current assets	3,978.3	3,235.1

Property, plant and equipment, net (PBFX: $861.6 and $862.1, respectively)	3,875.9	3,820.9
Operating lease right of use assets	245.5	—
Deferred charges and other assets, net	1,023.3	897.1
Total assets	$9,123.0	$7,953.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$556.2	$488.4
Accrued expenses	1,920.3	1,642.7
Deferred revenue	66.5	20.1
Current operating lease liabilities	81.0	—
Current debt	2.5	2.4
Total current liabilities	2,626.5	2,153.6

Long-term debt (PBFX: $677.8 and $673.3, respectively)	2,188.5	1,931.3
Affiliate note payable	326.0	326.1
Deferred tax liabilities	33.2	40.4
Long-term operating lease liabilities	165.0	—
Other long-term liabilities	275.0	277.2
Total liabilities	5,614.2	4,728.6

Commitments and contingencies (Note 7)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 1,206,325 and 1,206,325 issued and outstanding at March 31, 2019 and December 31, 2018, no par or stated value	20.2	20.2
Series C Units, 119,869,366 and 119,895,422 issued and outstanding at March 31, 2019 and December 31, 2018, no par or stated value	2,098.5	2,009.8
Treasury stock, at cost	(161.8)	(160.8)
Retained earnings	1,196.3	914.3
Accumulated other comprehensive loss	(23.7)	(23.9)
Total PBF Energy Company LLC equity	3,129.5	2,759.6
Noncontrolling interest	374.2	459.8
Total equity	3,503.7	3,219.4
Total liabilities, Series B units and equity	$9,123.0	$7,953.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Revenues	$5,216.2	$5,802.8

Cost and expenses:
Cost of products and other	4,209.2	5,132.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	479.0	426.1
Depreciation and amortization expense	103.0	83.3
Cost of sales	4,791.2	5,641.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.3	62.6
Depreciation and amortization expense	2.8	2.7
Loss on sale of assets	—	0.1
Total cost and expenses	4,851.3	5,706.9

Income from operations	364.9	95.9

Other income (expense):
Change in fair value of catalyst leases	(3.1)	—
Interest expense, net	(41.5)	(45.2)
Other non-service components of net periodic benefit cost	(0.1)	0.3
Income before income taxes	320.2	51.0
Income tax benefit	(7.2)	(0.7)
Net income	327.4	51.7
Less: net income attributable to noncontrolling interests	9.0	10.2
Net income attributable to PBF Energy Company LLC	$318.4	$41.5

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$327.4	$51.7
Other comprehensive income:
Net gain on pension and other post-retirement benefits	0.2	0.3
Total other comprehensive income	0.2	0.3
Comprehensive income	327.6	52.0
Less: comprehensive income attributable to noncontrolling interests	9.0	10.2
Comprehensive income attributable to PBF Energy Company LLC	$318.6	$41.8

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2017	3,767,464	$40.1	110,586,762	$1,655.0	$(26.9)	$906.8	$456.1	$(152.6)	$2,878.5
Comprehensive Income	—	—	—	—	0.3	41.5	10.2	—	52.0
Exercise of Series A warrants and options	11,886	—	45,257	—	—	—	—	—	—
Exchange of Series A units for PBF Energy Class A common stock	(539,288)	(4.1)	539,288	4.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(34.3)	(11.7)	—	(46.0)
Stock-based compensation	—	—	1,054	4.3	—	—	0.8	—	5.1
Treasury stock purchases	—	—	(32,149)	1.0	—	—	—	(1.0)	—
Other	—	—	—	—	—	10.9	—	—	10.9
Balance, March 31, 2018	3,240,062	$36.0	111,140,212	$1,664.4	$(26.6)	$924.9	$455.4	$(153.6)	$2,900.5

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive Income	—	—	—	—	0.2	318.4	9.0	—	327.6
Exercise of Series A warrants and options	—	—	5,025	(0.9)	—	—	—	—	(0.9)
Exchange of Series A units for PBF Energy Class A common stock	—	—	—	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.4)	(13.2)	—	(49.6)
Issuance of additional PBFX common units	—	—	—	82.4	—	—	(82.4)	—	—
Stock-based compensation	—	—	(1,410)	6.2	—	—	1.0	—	7.2
Treasury stock purchases	—	—	(29,671)	1.0	—	—	—	(1.0)	—
Balance, March 31, 2019	1,206,325	$20.2	119,869,366	$2,098.5	$(23.7)	$1,196.3	$374.2	$(161.8)	$3,503.7

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$327.4	$51.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	108.6	88.0
Stock-based compensation	8.0	5.1
Change in fair value of catalyst leases	3.1	—
Deferred income taxes	(7.2)	(0.7)
Non-cash change in inventory repurchase obligations	14.2	8.8
Non-cash lower of cost or market inventory adjustment	(506.0)	(87.7)
Pension and other post-retirement benefit costs	11.2	11.8
Loss on sale of assets	—	0.1

Changes in operating assets and liabilities:
Accounts receivable	(151.2)	121.5
Inventories	(194.7)	(278.3)
Prepaid and other current assets	(70.0)	(36.1)
Accounts payable	46.1	31.9
Accrued expenses	225.2	(13.5)
Deferred revenue	46.4	(2.6)
Other assets and liabilities	(10.5)	(4.2)
Net cash used in operating activities	$(149.4)	$(104.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(105.4)	(24.9)
Expenditures for deferred turnaround costs	(133.0)	(58.8)
Expenditures for other assets	(22.2)	(9.6)
Net cash used in investing activities	$(260.6)	$(93.3)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$(36.3)	$(34.2)
Distributions to PBFX public unitholders	(12.8)	(11.4)
Proceeds from revolver borrowings	575.0	—
Repayments of revolver borrowings	(325.0)	—
Repayment of note payable	—	(1.2)
Proceeds from PBFX revolver borrowings	16.0	—
Repayments of PBFX revolver borrowings	(12.0)	(9.7)
Repayments of PBF Rail Term Loan	(1.7)	(1.7)
Proceeds from insurance premium financing	30.2	27.9
Proceeds from affiliate loan with PBF Energy Inc.	(0.1)	28.3
Taxes paid for net settlement of stock-based compensation	(1.0)	—
Repurchase of treasury stock	(1.0)	(1.0)
Net cash provided by (used in) financing activities	$231.3	$(3.0)

Net decrease in cash and cash equivalents	(178.7)	(200.5)
Cash and cash equivalents, beginning of period	596.0	562.0
Cash and cash equivalents, end of period	$417.3	$361.5

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$119.3	$129.4
Assets acquired under operating leases	267.0	—

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation on November 7, 2011 and is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Condensed Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 9 - Equity”).
PBF Energy holds a 99.0% economic interest in PBF LLC as of March 31, 2019 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 1.0% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of March 31, 2019, PBF Energy held 119,869,366 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 1,206,325 PBF LLC Series A Units.
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
As of March 31, 2019, PBF LLC also held a 54.1% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 9 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded MLP that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. The Logistics segment consists solely of PBFX’s operations. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy Inc. and PBF Energy Company LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
In 2019, the Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Condensed Consolidated Balance Sheets of approximately $250.0 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings. See “Note 8 - Leases” for further details.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities in the consolidated financial statements. The amendments expand the ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance in ASU 2017-12 was applied using a modified retrospective approach. The guidance in ASU 2017-12 also provided transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 are being applied prospectively. The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. As a result, non-employee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of March 31, 2019, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of March 31, 2019, PBF LLC held a 54.1% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 45.9% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. On February 28, 2019, PBFX closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS
East Coast Storage Assets Acquisition
On October 1, 2018, PBFX closed the purchase of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by an agreement dated as of July 16, 2018 between PBFX and Crown Point International, LLC (“Crown Point”). Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”) which are expected to be restarted in the fourth quarter of 2019.
The aggregate purchase price for the East Coast Storage Assets Acquisition was $127.0 million, including working capital and Contingent Consideration, which was comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million payable one year after closing. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the amended and restated PBFX revolving credit facility (the “PBFX Revolving Credit Facility”). The fair value allocation is subject to adjustment pending completion of the final purchase valuation, which was in process as of March 31, 2019.
PBFX accounted for the East Coast Storage Assets Acquisition as a business combination under GAAP whereby PBFX recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition.
The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

(in millions)	Purchase Price
Gross purchase price*	$105.9
Estimated working capital adjustments	—
Contingent consideration**	21.1
Total consideration	$127.0
* Includes $30.9 million net present value payable of $32.0 million due to Crown Point one year after closing.
** Contingent consideration is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

The following table summarizes the estimated amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value Allocation
Accounts receivable	$0.4
Prepaid and other current assets	1.8
Property, plant and equipment	114.4
Intangible assets*	13.3
Accounts payable and Accrued expenses	(2.2)
Other long-term liabilities	(0.7)
Estimated fair value of net assets acquired	$127.0
* Intangible assets are included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The East Coast Storage Asset Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the agreement, PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2020. PBFX recorded the Contingent Consideration based on its estimated fair value of $21.1 million at acquisition date, which was recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
The Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2019 include the results of operations of the East Coast Storage Assets subsequent to the East Coast Storage Assets Acquisition, whereas the same period in 2018 does not include the results of operations of such assets. On an unaudited, pro forma basis, the revenues and net income of the Company, assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the East Coast Storage Assets Acquisition and interest expense associated with the related financing.

Three Months Ended March 31, 2018
(Unaudited, in millions)
PBF Energy
Pro forma revenues	$5,808.6
Pro forma net income attributable to PBF Energy Inc. stockholders	29.7

PBF LLC
Pro forma revenues	$5,808.6
Pro forma net income attributable to PBF LLC	40.7
Acquisition Expenses
The Company incurred acquisition-related costs of $0.1 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

March 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,156.2	$69.9	$1,226.1
Refined products and blendstocks	1,067.1	308.0	1,375.1
Warehouse stock and other	111.1	—	111.1
	$2,334.4	$377.9	$2,712.3
Lower of cost or market adjustment	(76.8)	(69.0)	(145.8)
Total inventories	$2,257.6	$308.9	$2,566.5

December 31, 2018
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,044.8	$—	$1,044.8
Refined products and blendstocks	1,026.9	334.8	1,361.7
Warehouse stock and other	111.1	—	111.1
	$2,182.8	$334.8	$2,517.6
Lower of cost or market adjustment	(557.2)	(94.6)	(651.8)
Total inventories	$1,625.6	$240.2	$1,865.8
Inventory under inventory intermediation agreements includes crude oil and certain light finished products sold to counterparties in connection with the amended and restated inventory intermediation agreements (as amended in the first quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets (the “PBFX East Coast Storage Facility”, and together with the Company’s storage tanks at the Delaware City and Paulsboro refineries, the “Storage Tanks”).
During the three months ended March 31, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $506.0 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $651.8 million at December 31, 2018 to $145.8 million at March 31, 2019.
During the three months ended March 31, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $87.7 million, reflecting the net change in the LCM reserve from $300.5 million at December 31, 2017 to $212.8 million at March 31, 2018.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	March 31, 2019	December 31, 2018
Inventory-related accruals	$1,124.3	$846.3
Inventory intermediation agreements	294.6	249.4
Excise and sales tax payable	129.3	149.4
Accrued capital expenditures	68.0	60.6
Accrued transportation costs	62.3	53.6
Accrued interest	43.2	12.1
Accrued utilities	40.0	49.8
Deferred payment - East Coast Storage Assets Acquisition	31.4	30.9
Renewable energy credit and emissions obligations	24.3	27.1
Accrued salaries and benefits	15.4	89.8
Environmental liabilities	9.7	7.0
Accrued refinery maintenance and support costs	8.3	19.0
Customer deposits	0.7	5.6
Other	49.2	23.0
Total accrued expenses	$1,900.7	$1,623.6

PBF LLC (in millions)	March 31, 2019	December 31, 2018
Inventory-related accruals	$1,124.3	$846.3
Inventory intermediation agreements	294.6	249.4
Excise and sales tax payable	129.3	149.4
Accrued capital expenditures	68.0	60.6
Accrued interest	63.0	29.9
Accrued transportation costs	62.3	53.6
Accrued utilities	40.0	49.8
Deferred payment - East Coast Storage Assets Acquisition	31.4	30.9
Renewable energy credit and emissions obligations	24.3	27.1
Accrued salaries and benefits	15.4	89.8
Environmental liabilities	9.7	7.0
Accrued refinery maintenance and support costs	8.3	19.0
Customer deposits	0.7	5.6
Other	49.0	24.3
Total accrued expenses	$1,920.3	$1,642.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase certain crude oil, intermediate and finished products (the “Products”) that are held in the Company’s Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of March 31, 2019 and December 31, 2018, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

6. AFFILIATE NOTE PAYABLE - PBF LLC
As of March 31, 2019 and December 31, 2018, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $326.0 million and $326.1 million, respectively. The note has an interest rate of 2.5% and a 5-year term, due April 2020, but may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

7. COMMITMENTS AND CONTINGENCIES
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11.7 million recorded as of March 31, 2019 ($11.0 million as of December 31, 2018) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of March 31, 2019, a portion of this liability is self-guaranteed by the Company with the remainder being guaranteed through an irrevocable standby letter of credit issued by BNP Paribas.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3.9 million in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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
At the time the Company acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation, and on September 20, 2013, EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. A tentative settlement has been reached, including flare emission reduction and controls, enhancements to the existing leak detection and repair program, closure of an existing Consent Decree, implementation of supplemental environmental projects, and payment of a civil penalty in the amount of $0.4 million. On February 5, 2019, a Notice of Lodging of the Consent Decree was published in the Federal Register, starting a 30-day public comment period. On March 7, 2019 the Environmental Law & Policy Center and the Environmental Advocacy Clinic at Northwestern Law School filed adverse comments to the Consent Decree. TRC is currently waiting on EPA to respond to these comments.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $129.2 million as of March 31, 2019 ($130.8 million as of December 31, 2018), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Torrance refinery and related logistics assets, the Company agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, the Company received a letter from SCAQMD offering to settle this NOV for $0.5 million. On February 22, 2019, the SCAQMD reduced their settlement offer to $0.3 million. The Company is currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Since the EPA’s issuance of the preliminary findings in March 2017, the Company has been in substantive discussions to resolve the preliminary findings. In the course of these discussions, on November 8, 2018, EPA made an offer to settle all preliminary findings for $0.5 million. The Company is currently in communication with EPA to resolve the RMP preliminary findings.
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $0.2 million. The Torrance refinery has complied with these requirements. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $0.2 million DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $0.1 million. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
In connection with the PBFX Plains Asset Purchase, PBFX is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $0.3 million per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1.5 million recorded as of March 31, 2019 ($1.6 million as of December 31, 2018) represents the present value of expected future costs discounted at a rate of 1.83%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. During the three months ended March 31, 2019, PBFX made notification to certain agencies of an oil sheen in the Schuylkill River potentially sourcing from a PBFX facility. Clean-up was immediately initiated, and oil is no longer being released into the waterway. The source of the oil is currently under investigation. Although full clean-up and remediation costs have not been finalized, it is not expected to be material to the Company.
In connection with the Knoxville Terminal Purchase, PBFX and Cummins purchased a ten-year, $30.0 million environmental insurance policy against unknown environmental liabilities. PBFX did not assume, and is currently not aware of, any material pre-existing environmental obligations. Additionally, the seller remains responsible for pre-acquisition environmental obligations up to a specified amount for a specified period of time.
In connection with the East Coast Storage Assets Acquisition, PBFX purchased a ten-year, $30.0 million environmental insurance policy against unknown environmental liabilities. Additionally, the seller remains responsible for pre-acquisition environmental obligations up to a specified amount for a specified period of time. The recorded environmental liability associated with the East Coast Storage Assets Acquisition as of March 31, 2019 was $0.9 million ($0.9 million as of December 31, 2018).

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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15th of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of March 31, 2019 (99.0% as of December 31, 2018). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million ($373.5 million as of December 31, 2018) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

8. LEASES
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The Company does not separate lease and nonlease components of contracts. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial, logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset is operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.
Lease Position as of March 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019:

(in millions)	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$245.5
Total lease assets		$245.5

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$81.0
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	$165.0
Total lease liabilities		$246.0

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs
The table below presents certain information related to the lease costs for the Company’s operating leases for the three months ended March 31, 2019:

Three Months Ended March 31,
Lease Costs (in millions)	2019
Components of total lease cost:
Operating lease cost	$26.2
Short-term lease cost	23.3
Variable lease cost	1.4
Total lease cost	$50.9
There were no net gains or losses on any sale-leaseback transactions for the three months ended March 31, 2019.
Other Information
The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2019:

Three Months Ended March 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20.9
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	17.0
Lease Terms and Discount Rates
The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for the Company’s operating leases as of March 31, 2019:

March 31,
2019
Weighted average remaining lease term - operating leases	5.5 years
Weighted average discount rate - operating leases	7.97%

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2019:

Amounts due within twelve months of March 31, (in millions)	Operating Leases
2019	$97.5
2020	72.0
2021	34.6
2022	23.4
2023	16.7
Thereafter	72.8
Total minimum lease payments	317.0
Less: effect of discounting	71.0
Present value of future minimum lease payments	246.0
Less: current obligations under leases	81.0
Long-term lease obligations	$165.0
As of March 31, 2019, the Company has entered into an additional lease for hydrogen supply, with future lease payments expected to total approximately $212.6 million. The lease is expected to commence in the second quarter of 2020 with a term of 15 years.
There are no material lease arrangements where the Company is the lessor.

9. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.0% as of March 31, 2019 and December 31, 2018, respectively.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBF LLC as of March 31, 2019 and December 31, 2018 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2018	1,206,325	119,874,191	121,080,516
	1.0%	99.0%	100.0%
March 31, 2019	1,206,325	119,848,135	121,054,460
	1.0%	99.0%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 54.1% limited partner interest in PBFX with the remaining 45.9% limited partner interest owned by the public common unitholders as of March 31, 2019. PBF LLC is also the sole member of PBF GP, the general partner of PBFX. As noted in “Note 2 - PBF Logistics LP”, pursuant to the IDR Restructuring, the IDRs held by PBF LLC were canceled and converted into newly issued common units.
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
The noncontrolling interest ownership percentages in PBFX as of March 31, 2019 and December 31, 2018, are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2018	25,395,032	19,953,631	45,348,663
	56.0%	44.0%	100.0%
March 31, 2019	25,395,190	29,953,631	55,348,821
	45.9%	54.1%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the three months ended March 31, 2019 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.1 million. For the three months ended March 31, 2018 the Company recorded noncontrolling interest in the losses of these subsidiaries of less than $0.1 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2019 and 2018, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	229.5	3.1	—	9.0	241.6
Dividends and distributions	(36.0)	(0.4)	—	(13.2)	(49.6)
Issuance of additional PBFX common units	82.4	—	—	(82.4)	—
Stock-based compensation	6.2	—	—	1.0	7.2
Exercise of PBF LLC and PBF Energy options and warrants, net	0.1	—	—	—	0.1
Taxes paid for net settlements of equity-based compensation	(1.0)	—	—	—	(1.0)
Balance at March 31, 2019	$2,957.7	$114.9	$10.9	$363.3	$3,446.8

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336.6	$110.2	$10.8	$445.3	$2,902.9
Comprehensive income	30.6	1.3	—	10.2	42.1
Dividends and distributions	(33.3)	(1.0)	—	(11.7)	(46.0)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	0.8	—	—	—	0.8
Stock-based compensation	4.3	—	—	0.8	5.1
Other	10.9	—	—	—	10.9
Balance at March 31, 2018	$2,349.9	$110.5	$10.8	$444.6	$2,915.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the three months ended March 31, 2019 and 2018, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	318.6	—	9.0	327.6
Dividends and distributions	(36.4)	—	(13.2)	(49.6)
Exercise of PBF LLC options and warrants, net	(0.9)	—	—	(0.9)
Issuance of additional PBFX common units	82.4	—	(82.4)	—
Stock-based compensation	6.2	—	1.0	7.2
Balance at March 31, 2019	$3,129.5	$10.9	$363.3	$3,503.7

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422.4	$10.8	$445.3	$2,878.5
Comprehensive income	41.8	—	10.2	52.0
Dividends and distributions	(34.3)	—	(11.7)	(46.0)
Stock-based compensation	4.3	—	0.8	5.1
Other	10.9	—	—	10.9
Balance at March 31, 2018	$2,445.1	$10.8	$444.6	$2,900.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2019, PBF LLC made an aggregate non-tax quarterly distribution of $36.3 million, or $0.30 per unit to its members, of which $35.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay a quarterly cash dividend of $0.30 per share of Class A common stock on March 14, 2019.

With respect to distributions paid during the three months ended March 31, 2019, PBFX paid a distribution on outstanding common units of $0.505 per unit on March 14, 2019, of which $15.1 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended March 31,
Pension Benefits	2019	2018
Components of net periodic benefit cost:
Service cost	$10.9	$11.8
Interest cost	2.1	1.4
Expected return on plan assets	(2.4)	(2.1)
Amortization of prior service cost and actuarial loss	0.1	0.1
Net periodic benefit cost	$10.7	$11.2

(in millions)	Three Months Ended March 31,
Post-Retirement Medical Plan	2019	2018
Components of net periodic benefit cost:
Service cost	$0.2	$0.3
Interest cost	0.2	0.1
Amortization of prior service cost	0.1	0.2
Net periodic benefit cost	$0.5	$0.6

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
As described in “Note 16 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended March 31,
(in millions)	2019	2018
Refining Segment:
Gasoline and distillates	$4,433.0	$4,994.3
Asphalt and blackoils	353.0	308.9
Feedstocks and other	200.7	238.2
Chemicals	151.7	176.1
Lubricants	70.3	81.6
Total	5,208.7	5,799.1
Logistics Segment:
Logistics	78.8	64.7
Total revenue prior to eliminations	5,287.5	5,863.8
Elimination of intercompany revenue	(71.3)	(61.0)
Total Revenues	$5,216.2	$5,802.8

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
Logistics segment revenue is generated by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments, as applicable, or the delivery of actual volumes based on contractual rates applied to throughput or storage volumes. A majority of the Company’s logistics revenues are generated by intercompany transactions and are eliminated in consolidation.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $66.5 million and $20.1 million as of March 31, 2019 and December 31, 2018, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.

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

13. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.0% as of March 31, 2019 and December 31, 2018, respectively). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Ltd, that are treated as C-Corporations for income tax purposes.
The reported income tax expense in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Current income tax expense	$2.0	$0.1
Deferred income tax expense	78.5	10.9
Total income tax expense	$80.5	$11.0

Income tax expense is based on income before taxes attributable to PBF Energy and excludes income before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended March 31,
	2019	2018
Provision at Federal statutory rate	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.0%	5.5%
Nondeductible/nontaxable items	0.2%	0.2%
Rate differential from foreign jurisdictions	(0.3)%	—%
Other	0.1%	(0.2)%
Effective tax rate	26.0%	26.5%
PBF Energy’s effective income tax rate for the three months ended March 31, 2019, including the impact of income attributable to noncontrolling interests of $12.2 million, was 25.0%. PBF Energy’s effective income tax rate for the three months ended March 31, 2018, including the impact of income attributable to noncontrolling interests of $11.4 million, was 20.7%.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reported income tax benefit in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Current income tax expense	$—	$—
Deferred income tax (benefit)	(7.2)	(0.7)
Total income tax (benefit)	$(7.2)	$(0.7)

The Company has determined there are no material uncertain tax positions as of March 31, 2019. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2019 and December 31, 2018.
We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of March 31, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$18.4	$—	$—	$18.4	N/A	$18.4
Commodity contracts	3.5	11.7	—	15.2	(5.3)	9.9
Derivatives included with inventory intermediation agreement obligations	—	9.8	—	9.8	—	9.8
Liabilities:
Commodity contracts	5.0	0.3	—	5.3	(5.3)	—
Catalyst lease obligations	—	47.4	—	47.4	—	47.4

	As of December 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$16.7	$—	$—	$16.7	N/A	$16.7
Commodity contracts	1.2	8.9	—	10.1	(2.9)	7.2
Derivatives included with inventory intermediation agreement obligations	—	24.1	—	24.1	—	24.1
Liabilities:
Commodity contracts	2.7	0.2	—	2.9	(2.9)	—
Catalyst lease obligations	—	44.3	—	44.3	—	44.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2019 and December 31, 2018, $9.8 million and $9.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three months ended March 31, 2019 or 2018.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725.0	$745.9	$725.0	$688.4
2023 Senior Notes (a)	500.0	515.6	500.0	479.4
PBFX 2023 Senior Notes (a)	527.7	536.9	527.8	515.3
PBF Rail Term Loan (b)	19.8	19.8	21.6	21.6
Catalyst leases (c)	47.4	47.4	44.3	44.3
PBFX Revolving Credit Facility (b)	160.0	160.0	156.0	156.0
Revolving Credit Facility (b)	250.0	250.0	—	—
	2,229.9	2,275.6	1,974.7	1,905.0
Less - Current debt (c)	(2.5)	(2.5)	(2.4)	(2.4)
Less - Unamortized deferred financing costs	(38.9)	n/a	(41.0)	n/a
Long-term debt	$2,188.5	$2,273.1	$1,931.3	$1,902.6

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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2018, Toledo Refining and Chalmette Refining entered

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

into two platinum bridge leases which were settled in April 2019 and Delaware City Refining entered into a new platinum bridge lease, which will expire in the second quarter of 2019. These leases are payable at maturity and are not anticipated to be renewed. The total outstanding balance related to these bridge leases as of March 31, 2019 and December 31, 2018 was $2.5 million and $2.4 million, respectively, and is included in Current debt in the Company’s Condensed Consolidated Balance Sheets.
15. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into Inventory Intermediation Agreements that contain purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of March 31, 2019, there were 754,419 barrels of crude oil and feedstocks (no barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. As of March 31, 2019, there were 3,232,956 barrels of intermediates and refined products (3,350,166 barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2019, there were 6,558,000 barrels of crude oil and 4,904,000 barrels of refined products (5,801,000 and 1,609,000, respectively, as of December 31, 2018), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2019 and December 31, 2018 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
March 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$9.8
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.1

Derivatives not designated as hedging instruments:
March 31, 2019:
Commodity contracts	Accounts receivable	$9.9
December 31, 2018:
Commodity contracts	Accounts receivable	$7.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(14.2)
For the three months ended March 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8.8)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2019:
Commodity contracts	Cost of products and other	$31.7
For the three months ended March 31, 2018:
Commodity contracts	Cost of products and other	$(13.3)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$14.2
For the three months ended March 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$8.8

The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2019 or 2018.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION
The Company’s operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining and Logistics segments are included in Corporate. Intersegment transactions are eliminated in the Condensed Consolidated Financial Statements and are included in Eliminations.
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
Total assets of each segment consist of property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, property, plant and equipment and other assets not directly related to the Company’s refinery and logistics operations.
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2019 and March 31, 2018 are presented below. In connection with certain contributions by PBF LLC to PBFX in 2018, the accompanying segment information has been retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,208.7	$78.8	$—	$(71.3)	$5,216.2
Depreciation and amortization expense	94.3	8.7	2.8	—	105.8
Income (loss) from operations (1)	389.5	34.2	(54.4)	(4.7)	364.6
Interest expense, net	0.5	12.1	26.9	—	39.5
Capital expenditures	247.1	11.2	2.3	—	260.6

	Three Months Ended March 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,799.1	$64.7	$—	$(61.0)	$5,802.8
Depreciation and amortization expense	76.7	6.6	2.7	—	86.0
Income (loss) from operations (1)	127.0	33.9	(61.2)	(4.0)	95.7
Interest expense, net	1.9	9.9	31.4	—	43.2
Capital expenditures	88.3	4.0	1.0	—	93.3

	Balance at March 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$8,158.2	$957.2	$54.6	$(43.9)	$9,126.1

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$6,988.0	$956.4	$98.1	$(37.1)	$8,005.4

	Three Months Ended March 31, 2019
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,208.7	$78.8	$—	$(71.3)	$5,216.2
Depreciation and amortization expense	94.3	8.7	2.8	—	105.8
Income (loss) from operations (1)	389.5	34.2	(54.1)	(4.7)	364.9
Interest expense, net	0.5	12.1	28.9	—	41.5
Capital expenditures	247.1	11.2	2.3	—	260.6

	Three Months Ended March 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,799.1	$64.7	$—	$(61.0)	$5,802.8
Depreciation and amortization expense	76.7	6.6	2.7	—	86.0
Income (loss) from operations (1)	127.0	33.9	(61.0)	(4.0)	95.9
Interest expense, net	1.9	9.9	33.4	—	45.2
Capital expenditures	88.3	4.0	1.0	—	93.3

	Balance at March 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$8,158.2	$957.2	$51.5	$(43.9)	$9,123.0

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$6,988.0	$956.4	$45.8	$(37.1)	$7,953.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Logistics segment includes 100% of the income from operations of Torrance Valley Pipeline Company LLC (“TVPC”) as TVPC is consolidated by PBFX. PBFX records net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For purposes of the Company’s Condensed Consolidated Financial Statements, PBF Holding’s equity income in investee and PBFX’s net income attributable to noncontrolling interest eliminate in consolidation.

(2)
The Logistics segment includes 100% of the assets of TVPC as TVPC is consolidated by PBFX. PBFX records a noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) records an equity investment in TVPC reflecting its noncontrolling ownership interest. For purposes of the Company’s Condensed Consolidated Financial Statements, PBFX’s noncontrolling interest in TVPC and PBF Holding’s equity investment in TVPC eliminate in consolidation.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. NET INCOME PER SHARE OF PBF ENERGY
The Company grants certain equity-based compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, the Company has calculated net income per share of PBF Energy Class A common stock using the two-class method.
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended March 31,
Basic Earnings Per Share:	2019	2018
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$229.2	$30.4
Less: Income allocated to participating securities	0.1	0.2
Income available to PBF Energy Inc. stockholders - basic	$229.1	$30.2
Denominator for basic net income per Class A common share - weighted average shares	119,880,915	110,820,379
Basic net income attributable to PBF Energy per Class A common share	$1.91	$0.27

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$229.1	$30.2
Plus: Net income attributable to noncontrolling interest (1)	3.1	1.3
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(0.8)	(0.4)
Numerator for diluted net income per PBF Energy Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$231.4	$31.1

Denominator:(1)
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	119,880,915	110,820,379
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	1,206,325	3,535,140
Common stock equivalents (2)	1,088,504	837,972
Denominator for diluted net income per PBF Energy Class A common share-adjusted weighted average shares	122,175,744	115,193,491
Diluted net income attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$1.89	$0.27
__________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 26.0% estimated annualized statutory corporate tax rate for the three months ended March 31, 2019 and a 26.4% estimated annualized statutory corporate tax rate for the three months ended March 31, 2018) attributable to the converted units.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options and warrants to purchase 5,111,617 and 3,982,000 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended March 31, 2019 and March 31, 2018, respectively.

18. SUBSEQUENT EVENTS
Dividend Declared
On May 1, 2019, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2019.
PBFX Distributions
On May 1, 2019, the Board of Directors of PBF GP announced a distribution of $0.51 per unit on outstanding common units of PBFX. The distribution is payable on May 30, 2019 to PBFX unitholders of record at the close of business on May 15, 2019.
PBFX Registered Direct Offering
On April 24, 2019, PBFX entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “PBFX Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The PBFX Registered Direct Offering closed on April 29, 2019.
TVPC Acquisition
On April 24, 2019, PBFX entered into a Contribution Agreement with PBF LLC pursuant to which PBF LLC will contribute to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a fifty percent membership interest in TVPC. Subsequent to the completion of this transaction, which is expected to close in the second quarter of 2019, PBFX will own 100% of TVPC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy Inc. and PBF LLC included in the Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of March 31, 2019. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2019, PBF LLC also holds a 54.1% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly-traded master limited partnership (“MLP”).

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2019, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of March 31, 2019, PBF Energy owned 119,869,366 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 1,206,325 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.0% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 1.0% of the voting power in us (99.0% and 1.0% as of December 31, 2018, respectively).

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the amended and restated inventory intermediation agreements (as amended in the first quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The most recent of these amendments was executed on March 29, 2019. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DRC (i) extended the term to February 28, 2020, which term may be further extended by mutual consent of the parties to February 26, 2021 and (ii) added the PBFX East Coast Storage Facility (as defined in “Note 4 - Inventories” of our Notes to Condensed Consolidated Financial Statements) as a location which will sell crude oil, a new product type to be included in the Products (as defined in “Note 4 - Inventories” of our Notes to Condensed Consolidated Financial Statements), to J. Aron by DCR. Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Paulsboro and Delaware City refineries (the “Refineries”), and delivered into the Storage Tanks (as defined in “Note 4 - Inventories” of our Notes to Condensed Consolidated Financial Statements). Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Storage Tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases”
As disclosed in “Note 8 - Leases” of our Notes to Condensed Consolidated Financial Statements, prior to January 1, 2019, we accounted for leases under ASC 840 and did not record a right of use asset or corresponding lease liability for operating leases on our Condensed Consolidated Balance Sheets. We adopted ASC 842 using a modified retrospective approach, and elected the transition method to apply the new standard at the adoption date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840.
PBFX IDR Restructuring
On February 28, 2019, PBFX closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.
PBF Energy Inc. Public Offering
On August 14, 2018, PBF Energy completed a public offering of an aggregate of 6,000,000 shares of Class A common stock for net proceeds of $287.3 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2018 Equity Offering”).

PBFX Assets and Transactions
PBFX’s assets consist of various logistics assets. Apart from certain third-party acquisitions, PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Holding, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil, refined products and natural gas. These transactions are eliminated by PBF Energy and PBF LLC in consolidation.
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions and third-party acquisitions made by PBFX in the current or prior period are discussed below.
East Coast Assets Acquisition
On July 16, 2018, PBFX entered into an agreement with Crown Point to purchase its wholly-owned subsidiary, CPI for total consideration of approximately $127.0 million, including working capital and the Contingent Consideration (all terms as defined in “Note 3 - Acquisitions” of our Notes to Condensed Consolidated Financial Statements), comprised of an initial payment at closing of $75.0 million with a remaining $32.0 million balance payable one year after closing. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility (as defined below). The East Coast Storage Assets Acquisition closed on October 1, 2018.
Development Assets Acquisition
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC (the “Development Assets Contribution Agreements”), pursuant to which PBFX acquired from PBF LLC all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at PBF Holding’s Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”). The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units representing limited partner interests in PBFX, issued to PBF LLC (the “Development Assets Acquisition”).
Knoxville Terminal Acquisition
On April 16, 2018, PBFX completed the purchase of Knoxville Terminals from Cummins Terminals, Inc. for total cash consideration of $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.

PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into an amended and restated credit facility (as amended, the “PBFX Revolving Credit Facility”) with Wells Fargo, National Association, as administrative agent, and a syndicate of lenders. The PBFX Revolving Credit Facility amended and restated the May 2014 PBFX Revolving Credit Facility. Among other things, the PBFX Revolving Credit Facility increases the maximum commitment available to PBFX from $360.0 million to $500.0 million and extends the maturity date to July 2023. PBFX has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the May 2014 PBFX Revolving Credit Facility. The PBFX Revolving Credit Facility is guaranteed by a guaranty of collection from PBF LLC.
The outstanding balance under the PBFX Revolving Credit Facility was $160.0 million and $156.0 million as of March 31, 2019 and December 31, 2018, respectively.
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “Revolving Credit Facility"). Among other things, the Revolving Credit Facility increases the maximum commitment available to PBF Holding from $2.6 billion to $3.4 billion, extends the maturity date to May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement.
The outstanding balance under the Revolving Credit Facility was $250.0 million as of March 31, 2019. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2018.

Results of Operations

The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2019 and 2018 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income tax expense, interest expense and non-controlling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenue and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended March 31,
	2019	2018
Revenues	$5,216.2	$5,802.8
Cost and expenses:
Cost of products and other	4,209.2	5,132.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	479.0	426.1
Depreciation and amortization expense	103.0	83.3
Cost of sales	4,791.2	5,641.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.6	62.8
Depreciation and amortization expense	2.8	2.7
Loss on sale of assets	—	0.1
Total cost and expenses	4,851.6	5,707.1

Income from operations	364.6	95.7
Other income (expense):
Change in fair value of catalyst leases	(3.1)	—
Interest expense, net	(39.5)	(43.2)
Other non-service components of net periodic benefit cost	(0.1)	0.3
Income before income taxes	321.9	52.8
Income tax expense	80.5	11.0
Net income	241.4	41.8
Less: net income attributable to noncontrolling interests	12.2	11.4
Net income attributable to PBF Energy Inc. stockholders	$229.2	$30.4

Consolidated gross margin	$425.0	$161.3

Gross refining margin (1)	$932.5	$610.0

Net income available to Class A common stock per share:
Basic	$1.91	$0.27
Diluted	$1.89	$0.27

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended March 31,
	2019	2018
Revenues	$5,216.2	$5,802.8
Cost and expenses:
Cost of products and other	4,209.2	5,132.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	479.0	426.1
Depreciation and amortization expense	103.0	83.3
Cost of sales	4,791.2	5,641.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.3	62.6
Depreciation and amortization expense	2.8	2.7
Loss on sale of assets	—	0.1
Total cost and expenses	4,851.3	5,706.9

Income from operations	364.9	95.9

Other income (expense):
Change in fair value of catalyst leases	(3.1)	—
Interest expense, net	(41.5)	(45.2)
Other non-service components of net periodic benefit cost	(0.1)	0.3
Income before income taxes	320.2	51.0
Income tax benefit	(7.2)	(0.7)
Net income	327.4	51.7
Less: net income attributable to noncontrolling interests	9.0	10.2
Net income attributable to PBF Energy Company LLC	$318.4	$41.5

Operating Highlights	Three Months Ended March 31,
	2019	2018
Key Operating Information
Production (bpd in thousands)	737.7	803.0
Crude oil and feedstocks throughput (bpd in thousands)	743.1	799.6
Total crude oil and feedstocks throughput (millions of barrels)	66.9	72.0
Consolidated gross margin per barrel of throughput	$6.35	$2.26
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.38	$7.26
Refinery operating expense, per barrel of throughput	$6.78	$5.72

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	34%
Medium	32%	35%
Light	24%	20%
Other feedstocks and blends	12%	11%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	46%	51%
Distillates and distillate blendstocks	32%	31%
Lubes	1%	1%
Chemicals	2%	2%
Other	18%	15%
Total yield	99%	100%

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$63.26	$66.90
West Texas Intermediate (WTI) crude oil	$54.87	$62.90
Light Louisiana Sweet (LLS) crude oil	$62.38	$65.84
Alaska North Slope (ANS) crude oil	$64.39	$67.20
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.85	$12.80
WTI (Chicago) 4-3-1	$12.33	$11.78
LLS (Gulf Coast) 2-1-1	$9.89	$12.84
ANS (West Coast) 4-3-1	$13.54	$16.42
Crude Oil Differentials
Dated Brent (foreign) less WTI	$8.39	$4.00
Dated Brent less Maya (heavy, sour)	$4.50	$9.15
Dated Brent less WTS (sour)	$9.55	$5.40
Dated Brent less ASCI (sour)	$2.35	$4.57
WTI less WCS (heavy, sour)	$9.96	$26.06
WTI less Bakken (light, sweet)	$(0.25)	$1.04
WTI less Syncrude (light, sweet)	$(0.04)	$0.30
WTI less LLS (light, sweet)	$(7.51)	$(2.94)
WTI less ANS (light, sweet)	$(9.52)	$(4.30)
Natural gas (dollars per MMBTU)	$2.87	$2.79

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Overview— PBF Energy net income was $241.4 million for the three months ended March 31, 2019 compared to net income of $41.8 million for the three months ended March 31, 2018. PBF LLC net income was $327.4 million for the three months ended March 31, 2019 compared to net income of $51.7 million for the three months ended March 31, 2018. Net income attributable to PBF Energy stockholders was $229.2 million, or $1.89 per diluted share, for the three months ended March 31, 2019 ($1.89 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(1.18) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $30.4 million, or $0.27 per diluted share, for the three months ended March 31, 2018 ($0.27 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.29) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 97.2% for the three months ended March 31, 2019 and 2018, respectively.

Our results for the three months ended March 31, 2019 were positively impacted by a non-cash pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $506.0 million, or $374.4 million net of tax. Our results for the three months ended March 31, 2018 were positively impacted by a pre-tax LCM inventory adjustment of approximately $87.7 million, or $64.5 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials, lower crack spreads and overall lower throughput volumes and barrels sold across the majority of our refineries. Our results for the three months ended March 31, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the quarter.
Revenues— Revenues totaled $5.2 billion for the three months ended March 31, 2019 compared to $5.8 billion for the three months ended March 31, 2018, a decrease of approximately $0.6 billion, or 10.1%. Revenues per barrel were $66.19 and $72.09 for the three months ended March 31, 2019 and 2018, respectively, a decrease of 8.2% directly related to lower hydrocarbon commodity prices. For the three months ended March 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 305,000 bpd, 148,000 bpd, 164,600 bpd and 125,500 bpd, respectively. For the three months ended March 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 332,900 bpd, 122,900 bpd, 169,200 bpd and 174,600 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the three months ended March 31, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and unplanned downtime at Delaware City during 2019. Throughput rates at our Mid-Continent refinery were higher in the three months ended March 31, 2019 compared to the same period in 2018 due to a planned turnaround beginning in March 2018. Throughput rates at our Gulf Coast refinery were in line with the prior year. For the three months ended March 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 349,100 bpd, 158,000 bpd, 215,600 bpd and 152,800 bpd, respectively. For the three months ended March 31, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,500 bpd, 135,700 bpd, 214,500 bpd and 189,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $425.0 million for the three months ended March 31, 2019, compared to $161.3 million for the three months ended March 31, 2018, an increase of approximately $263.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $932.5 million, or $13.94 per barrel of throughput for the three months ended March 31, 2019 compared to $610.0 million, or $8.49 per barrel of throughput for the three months ended March 31, 2018, an increase of approximately $322.5 million. Gross refining margin excluding special items totaled $426.5 million or $6.38 per barrel of throughput for the three months ended March 31, 2019 compared to $522.3 million or $7.26 per barrel of throughput for the three months ended March 31, 2018, a decrease of $95.8 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $506.0 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended 2018 to the end of the first quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $87.7 million for the three months ended March 31, 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials, lower crack spreads, and reduced throughput in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $29.5 million for the three months ended March 31, 2019 in comparison to $43.9 million for the three months ended March 31, 2018.

Average industry margins were weaker during the quarter ended March 31, 2019 in comparison to the same period in 2018, primarily as a result of high levels of gasoline inventories pressuring product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our refining gross margin.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.85 per barrel, or 23.0% lower, in the three months ended March 31, 2019, as compared to $12.80 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $4.65 per barrel and $1.29 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $9.96 per barrel in 2019 compared to $26.06 in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $12.33 per barrel, or 4.7% higher, in the three months ended March 31, 2019 as compared to $11.78 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $0.25 per barrel in the three months ended March 31, 2019, as compared to a discount of $1.04 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged a premium of $0.04 per barrel during the three months ended March 31, 2019 as compared to a discount of $0.30 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $9.89 per barrel, or 23.0% lower, in the three months ended March 31, 2019 as compared to $12.84 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a declining WTI/LLS differential, which averaged a premium of $7.51 per barrel during the three months ended March 31, 2019 as compared to a premium of $2.94 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $13.54 per barrel, or 17.5% lower, in the three months ended March 31, 2019 as compared to $16.42 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a declining WTI/ANS differential, which averaged a premium of $9.52 per barrel during the three months ended March 31, 2019 as compared to a premium of $4.30 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $479.0 million for the three months ended March 31, 2019 compared to $426.1 million for the three months ended March 31, 2018, an increase of approximately $52.9 million, or 12.4%. Of the total $479.0 million of operating expenses for the three months ended March 31, 2019, $453.4 million or $6.78 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $25.6 million related to expenses incurred by the Logistics segment ($411.4 million or $5.72 per barrel, and $14.7 million of operating expenses for the three months ended March 31, 2018 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to higher outside service costs attributed to turnaround and maintenance activity, higher energy and utility costs as a result of overall increases in natural gas prices. Operating expenses related to our Logistics segment increased when compared to the same period in 2018 due to expenses related to the operations of PBFX’s recently acquired assets and higher environmental clean-up costs.

General and Administrative Expenses— General and administrative expenses totaled $57.6 million for the three months ended March 31, 2019 compared to $62.8 million for the three months ended March 31, 2018, a decrease of approximately $5.2 million or 8.3%. The decrease in general and administrative expenses for the three months ended March 31, 2019 in comparison to the three months ended March 31, 2018 primarily related to lower employee related expenses, partially offset by higher legal settlement costs. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Loss on Sale of Assets— Net loss on sale of assets was less than $0.1 million for the three months ended March 31, 2019 compared to a loss of $0.1 million for the three months ended March 31, 2018. These losses are related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $105.8 million for the three months ended March 31, 2019 (including $103.0 million recorded within Cost of sales) compared to $86.0 million for the three months ended March 31, 2018 (including $83.3 million recorded within Cost of sales), an increase of approximately $19.8 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $3.1 million for the three months ended March 31, 2019 compared to a gain of less than $0.1 million for the three months ended March 31, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— PBF Energy interest expense totaled $39.5 million for the three months ended March 31, 2019 compared to $43.2 million for the three months ended March 31, 2018, a decrease of approximately $3.7 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the three months ended March 31, 2019. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $41.5 million and $45.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively (inclusive of $2.1 million and $2.0 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0% and 97.2%, on a weighted-average basis for the three months ended March 31, 2019 and 2018, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the three months ended March 31, 2019 and 2018 was 26.0% and 26.5%, respectively.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended March 31, 2019 and 2018 was approximately 1.0% and 2.8%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items presented for the three months ended March 31, 2019 and March 31, 2018, respectively, relate to an LCM inventory adjustment. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles the Adjusted Fully-Converted results of PBF Energy with its results presented in accordance with GAAP for the three months ended March 31, 2019 and 2018 (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to PBF Energy Inc. stockholders	$229.2	$30.4
Less: Income allocated to participating securities	0.1	0.2
Income available to PBF Energy Inc. stockholders - basic	229.1	30.2
Add: Net income attributable to noncontrolling interest (1)	3.1	1.3
Less: Income tax expense (2)	(0.8)	(0.4)
Adjusted fully-converted net income	$231.4	$31.1
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(506.0)	(87.7)
Add: Recomputed income taxes on special items	131.6	23.2
Adjusted fully-converted net income (loss) excluding special items	$(143.0)	$(33.4)

Weighted-average shares outstanding of PBF Energy Inc.	119,880,915	110,820,379
Conversion of PBF LLC Series A Units (4)	1,206,325	3,535,140
Common stock equivalents (5)	1,088,504	837,972
Fully-converted shares outstanding-diluted	122,175,744	115,193,491

Diluted net income per share	$1.89	$0.27
Adjusted fully-converted net income per fully exchanged, fully diluted shares outstanding	$1.89	$0.27
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(1.18)	$(0.29)
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
Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to consolidated gross margin, income from operations, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$5,216.2	$77.99	$5,802.8	$80.64
Less: Cost of Sales	4,791.2	71.64	5,641.5	78.38
Consolidated gross margin	$425.0	$6.35	$161.3	$2.26
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$425.0	$6.35	$161.3	$2.26
Add: PBFX operating expense	29.9	0.45	18.0	0.25
Add: PBFX depreciation expense	8.7	0.13	6.5	0.08
Less: Revenues of PBFX	(78.8)	(1.18)	(64.0)	(0.89)
Add: Refinery operating expense	453.4	6.78	411.4	5.72
Add: Refinery depreciation expense	94.3	1.41	76.8	1.07
Gross refining margin	$932.5	$13.94	$610.0	$8.49
Special items:(3)
Add: Non-cash LCM inventory adjustment	(506.0)	(7.56)	(87.7)	(1.23)
Gross refining margin excluding special items	$426.5	$6.38	$522.3	$7.26
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

The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,

	2019	2018
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$241.4	$41.8
Add: Depreciation and amortization expense	105.8	86.0
Add: Interest expense, net	39.5	43.2
Add: Income tax expense	80.5	11.0
EBITDA	$467.2	$182.0
Special Items(3)
Add: Non-cash LCM inventory adjustment	(506.0)	(87.7)
EBITDA excluding special items	$(38.8)	$94.3

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$467.2	$182.0
Add: Stock-based compensation	8.0	5.1
Add: Net non-cash change in fair value of catalyst leases	3.1	—
Add: Non-cash LCM inventory adjustment (3)	(506.0)	(87.7)
Adjusted EBITDA	$(27.7)	$99.4
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

(2)
Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.0% and 26.4% for the 2019 and 2018 periods, respectively, applied to net income attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2019	2018
January 1,	$651.8	$300.5
March 31,	145.8	212.8
The following table includes the corresponding impact of changes in the LCM inventory reserve on income from operations and net income for the periods presented (in millions):

	Three Months Ended March 31,

	2019	2018
Net LCM inventory adjustment benefit in income from operations	$506.0	$87.7
Net LCM inventory adjustment benefit in net income	374.4	64.5
Recomputed Income taxes on special items - The income tax impact on special items is calculated using the tax rates shown in (2) above.

(4)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three months ended March 31, 2019 and 2018, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 5,111,617 and 3,982,000 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2019 and 2018, respectively. For periods showing a net loss, all common stock equivalents are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital needs, dividend payments, and debt service requirements, as well as our obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2019 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash used in operating activities was $149.9 million for the three months ended March 31, 2019 compared to net cash used in operating activities of $85.4 million for the three months ended March 31, 2018. Our operating cash flows for the three months ended March 31, 2019 included our net income of $241.4 million, depreciation and amortization of $108.6 million, deferred income taxes of $78.5 million, pension and other post-retirement benefits costs of $11.2 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $14.2 million, stock-based compensation of $8.0 million, changes in the fair value of our catalyst leases of $3.1 million, partially offset by a net non-cash benefit of $506.0 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected cash uses of $108.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2018 included our net income of $41.8 million, depreciation and amortization of $88.0 million, deferred income taxes of $10.9 million, pension and other post-retirement benefits costs of $11.8 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $8.8 million, stock-based compensation of $5.1 million, and a loss on sale of assets of $0.1 million, partially offset by a net non-cash benefit of $87.7 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected uses of cash of $164.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $260.6 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $93.3 million for the three months ended March 31, 2018. The net cash flows used in investing activities for the three months ended March 31, 2019 was comprised of cash outflows of $105.4 million for capital expenditures, expenditures for refinery turnarounds of $133.0 million and expenditures for other assets of $22.2 million. Net cash used in investing activities for the three months ended March 31, 2018 was comprised of cash outflows of $24.9 million for capital expenditures, expenditures for refinery turnarounds of $58.8 million and expenditures for other assets of $9.6 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $231.5 million for the three months ended March 31, 2019 compared to net cash used in financing activities of $31.3 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, net cash provided by financing activities consisted of net borrowings on our Revolving Credit Facility of $250.0 million, proceeds from insurance premium financing of $30.2 million, net borrowings from the PBFX Revolving Credit Facility of $4.0 million, and proceeds from stock options exercised of $0.1 million, partially offset by distributions and dividends of $49.1 million, principal amortization payments of the PBF Rail Term Loan of $1.7 million, taxes paid for net settlement of equity-based compensation of $1.0 million, and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million. For the three months ended March 31, 2018, net cash used in financing activities consisted of distributions and dividends of $45.6 million, repayments of the PBFX revolver of $9.7 million, principal amortization payments of the PBF Rail Term Loan of $1.7 million, repayment of note payable of $1.2 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million, partially offset by proceeds from insurance premium financing of $27.9 million.
The cash flow activity of PBF LLC for the period ended March 31, 2019 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net proceeds from an affiliate loan with PBF Energy of $0.1 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended March 31, 2018 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net proceeds from an affiliate loan with PBF Energy of $28.3 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
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

PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the August 2014 Revolving Credit Agreement with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $2.6 billion to $3.4 billion, extended the maturity date to May 2023, and redefined certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement. In addition, an accordion feature allows for commitments of up to $3.5 billion.
Liquidity
As of March 31, 2019, our total liquidity was approximately $1,653.5 million, compared to total liquidity of approximately $1,677.4 million as of December 31, 2018. Our total liquidity is equal to the amount of excess availability under the Revolving Credit Facility, which includes our cash balance at March 31, 2019. In addition, as of March 31, 2019, PBFX had approximately $335.9 million of borrowing capacity under the PBFX Revolving Credit Facility in comparison to $340.0 million as of December 31, 2018. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and other general corporate purposes incurred by PBFX.
Working Capital
PBF Energy’s working capital at March 31, 2019 was $1,372.4 million, consisting of $3,979.3 million in total current assets and $2,606.9 million in total current liabilities. PBF Energy’s working capital at December 31, 2018 was $1,102.4 million, consisting of $3,236.9 million in total current assets and $2,134.5 million in total current liabilities. PBF LLC’s working capital at March 31, 2019 was $1,351.8 million, consisting of $3,978.3 million in total current assets and $2,626.5 million in total current liabilities. PBF LLC’s working capital at December 31, 2018 was $1,081.5 million, consisting of $3,235.1 million in total current assets and $2,153.6 million in total current liabilities.
Working capital has increased during the three months ended March 31, 2019 primarily as a result of revolver borrowings and the change in our LCM inventory adjustment, partially offset by capital expenditures, including turnaround costs, and dividend and distributions.
Capital Spending
Capital spending was $260.6 million for the three months ended March 31, 2019, which primarily included turnaround costs at our Torrance and Delaware City refineries, safety related enhancements and facility improvements at our refineries. Excluding PBFX, we currently expect to spend an aggregate of approximately $625.0 million to $675.0 million in net capital expenditures during 2019 for facility improvements and refinery maintenance and turnarounds, the majority of which is expected to be incurred during the first six months of 2019. Significant capital spending for the full year 2019, excluding PBFX, includes turnarounds of the coker at our Torrance refinery, the coker at our Delaware City refinery and the crude unit at our Paulsboro refinery, as well as expenditures to meet environmental and regulatory requirements. Capital spending plans also include strategic capital expenditures for the restart of the idled Chalmette refinery coker and the Delaware City refinery hydrogen plant. In addition, PBFX expects to spend an aggregate of approximately $28.0 million to $36.0 million in net capital expenditures during 2019.

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
Inventory Intermediation Agreements
On March 29, 2019, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the Inventory Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware refinery extended the term to February 28, 2020, which term may be further extended by mutual consent of the parties to February 26, 2021 and (ii) added the PBFX East Coast Storage Facility as a location which will sell crude oil, a new product type to be included in the Products, to J. Aron by DCR.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Refineries, and delivered into the Storage Tanks. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Storage Tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At March 31, 2019, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $377.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2019, other than outstanding letters of credit of approximately $453.5 million.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of March 31, 2019, PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $31.14 per share (the closing price on March 31, 2019) and that LIBOR were to be 1.85%, we estimate as of March 31, 2019 that the aggregate amount of these accelerated payments would have been approximately $327.1 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
Future payments under the Tax Receivable Agreement by us in respect of subsequent exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock would be in addition to the amounts above and are expected to be substantial. The foregoing numbers are merely estimates - the actual payments could differ materially and assume that there are no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments.
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the three months ended March 31, 2019, PBF LLC made an aggregate non-tax quarterly distribution of $36.3 million, or $0.30 per unit to its members, of which $35.9 million was distributed to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2019.
On May 1, 2019, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2019. PBF LLC intends to make pro-rata distributions of approximately $36.3 million, or $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
PBF Energy currently intends to continue to pay quarterly cash dividends of $0.30 per share on its Class A common stock. The declaration, amount and payment of this and any other future dividends on shares of PBF Energy Class A common stock will be at the sole discretion of PBF Energy’s Board Of Directors, and we are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members).
As of March 31, 2019, the Company had $1,619.8 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $384.6 million, under the Revolving Credit Facility to fund its operations, if necessary. Accordingly, as of March 31, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

PBF Logistics LP
PBFX has paid, and intends to continue to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $16.8 million per quarter or approximately $67.2 million per year, based on the number of common units outstanding as of March 31, 2019. Subsequent to the closing of the PBFX Registered Direct Offering (as defined in “Note 18 - Subsequent Events” of our Notes to Condensed Consolidated Financial Statements), PBFX’s expected minimum distribution will increase to approximately $18.8 million per quarter or approximately $75.2 million on an annualized basis.
During the three months ended March 31, 2019, PBFX made a quarterly cash distribution totaling $27.9 million of which $15.1 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On May 1, 2019, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.51 per unit on outstanding common units of PBFX. The distribution is payable on May 30, 2019 to PBFX common unitholders of record at the close of business on May 15, 2019.
As of March 31, 2019, PBFX had $4.1 million outstanding letters of credit and $335.9 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $16.4 million to fund its operations, if necessary. Accordingly, as of March 31, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unitholders.

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
At March 31, 2019 and December 31, 2018, we had gross open commodity derivative contracts representing 11.5 million barrels and 7.4 million barrels, respectively, with an unrealized net gain of $9.9 million and $7.2 million, respectively. The open commodity derivative contracts as of March 31, 2019 expire at various times during 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.3 million barrels and 30.5 million barrels at March 31, 2019 and December 31, 2018, respectively. The average cost of our hydrocarbon inventories was approximately $78.17 and $78.78 per barrel on a LIFO basis at March 31, 2019 and December 31, 2018, respectively, excluding the net impact of LCM inventory adjustments of approximately $145.8 million and $651.8 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 73 million MMBTUs of natural gas amongst our five refineries as of March 31, 2019. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $73.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $21.1 million annually.
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
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $19.8 million at March 31, 2019. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.2 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2019. Based upon these evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect PBF Energy’s or PBF LLC’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, DNREC issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve this assessment in addition to other Notice of Violation (“NOV”) that have occurred since July 24, 2013 and associated Title V Permit deviations. It is possible that DNREC will assess penalties in relation to these matters but any such amount is not expected to be material to us.
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
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under settlement agreement.
On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Superior Court on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. DCR is currently evaluating its appeal options.

At the time we acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation (“NOV”), and on September 20, 2013, EPA issued a NOV and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, we received a letter from SCAQMD offering to settle this NOV for $515,250. On February 22, 2019, the SCAQMD reduced their settlement offer to $268,500. We are currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Since the EPA’s issuance of the preliminary findings in March 2017, the Company has been in substantive discussions to resolve the preliminary findings. In the course of these discussions, on November 8, 2018, EPA made an offer to settle all preliminary findings for $480,000. The Company is currently in communication with EPA to resolve the RMP preliminary findings.
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

On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs, and plaintiffs request for rehearing was later denied. The parties reached a comprehensive settlement of this matter on December 3, 2018, which received final court approval on January 17, 2019. The Caruso litigation, and related or consolidated matters, have been dismissed with prejudice. We presently believe this matter will not have a material impact on our financial position, results of operations or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The parties are preparing for an October 2019 mini-trial of up to 10 plaintiffs, relating to as many as 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. As it is currently unclear what the plaintiffs plan to do regarding the denial of class certification, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties is currently scheduled for April 29, 2019. As this matter is in the class certification phase, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding Company LLC, PBFX Operating Company LLC, Chalmette Refining, L.L.C., two individual employees of the Chalmette Refinery (“the PBF Defendants”), two entities, PBF Consultants, LLC and PBF Investments, LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette Refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an Answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Court denied Plaintiff’s motion to remand and dismissed without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants, LLC and PBF Investments, LLC. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended March 31, 2019, there were no PBF LLC Series A Units exchanged for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a) (2) of the Securities Act.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Amendment to the Inventory Intermediation Agreement dated as of March 29, 2019, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.2*†	Amendment to the Inventory Intermediation Agreement dated as of March 29, 2019, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC.

10.3
Equity Restructuring Agreement dated February 13, 2019, entered into by and among PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.4
Amendment to Amended and Restated Delaware City Rail Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.5
Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
———————

*	Filed herewith.
†	Portions of the exhibit have been omitted because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	May 1, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	May 1, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)