Form 10-Q
period 2019-06-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2019-08-01
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35764
Commission File Number: 333-206728-02

PBF ENERGY INC.
PBF ENERGY COMPANY LLC
(Exact name of registrant as specified in its charter)

Delaware		45-3763855
Delaware		61-1622166
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor
Parsippany	New Jersey	07054
(Address of principal executive offices)		(Zip Code)
(973) 455-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class		Trading Symbol	Name of each exchange on which registered
Common Stock	par value $.001	PBF	New York Stock Exchange

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

PBF Energy Inc.             Yes [x] No [ ]
PBF Energy Company LLC    Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑

As of July 30, 2019, PBF Energy Inc. had outstanding 119,894,441 shares of Class A common stock and 20 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in PBF Energy Company LLC as of June 30, 2019. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

This combined Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of June 30, 2019. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2019, PBF LLC also holds a 48.2% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2018 of PBF Energy and PBF LLC, which we refer to as our 2018 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products located at the Company’s storage tanks at the Paulsboro and Delaware City refineries and at the PBFX East Coast Storage Facility upon termination of these agreements (all terms as defined in “Note 4 - Inventories” of our Notes to Condensed Consolidated Financial Statements);
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
•our ability to consummate the pending Martinez Acquisition (as defined in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the Martinez Acquisition and any other acquisitions into our business and to realize the benefits from such acquisitions;
•unforeseen liabilities associated with the Martinez Acquisition and any other acquisitions;
•risk associated with the operation of PBFX as a separate, publicly-traded entity;
•potential tax consequences related to our investment in PBFX; and
•any decisions we continue to make with respect to our energy-related logistics assets that may be transferred to PBFX.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $20.0 and $19.9, respectively)	$204.1	$597.3
Accounts receivable	989.8	718.2
Inventories	2,314.4	1,865.8
Prepaid and other current assets	90.7	55.6
Total current assets	3,599.0	3,236.9
Property, plant and equipment, net (PBFX: $856.0 and $862.1, respectively)	3,919.1	3,820.9
Deferred tax assets	—	48.5
Operating lease right of use assets	236.9	—
Deferred charges and other assets, net	1,054.7	899.1
Total assets	$8,809.7	$8,005.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$444.2	$488.4
Accrued expenses	1,846.8	1,623.6
Deferred revenue	25.3	20.1
Current operating lease liabilities	80.2	—
Current debt	1.3	2.4
Total current liabilities	2,397.8	2,134.5
Long-term debt (PBFX: $769.2 and $673.3, respectively)	2,029.4	1,931.3
Payable to related parties pursuant to Tax Receivable Agreement	373.5	373.5
Deferred tax liabilities	60.1	40.4
Long-term operating lease liabilities	156.1	—
Other long-term liabilities	279.7	277.2
Total liabilities	5,296.6	4,756.9
Commitments and contingencies (Note 7)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 119,894,441 shares outstanding at June 30, 2019, 119,874,191 shares outstanding at December 31, 2018	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 20 shares outstanding at June 30, 2019, 20 shares outstanding at December 31, 2018	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at June 30, 2019 and December 31, 2018	—	—
Treasury stock, at cost, 6,315,761 shares outstanding at June 30, 2019 and 6,274,261 shares outstanding at December 31, 2018	(162.2)	(160.8)
Additional paid in capital	2,800.4	2,633.8
Retained earnings	350.8	225.8
Accumulated other comprehensive loss	(21.7)	(22.4)
Total PBF Energy Inc. equity	2,967.4	2,676.5
Noncontrolling interest	545.7	572.0
Total equity	3,513.1	3,248.5
Total liabilities and equity	$8,809.7	$8,005.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$6,560.0	$7,444.1	$11,776.2	$13,246.9

Cost and expenses:
Cost of products and other	5,955.8	6,452.5	10,165.0	11,584.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	433.2	417.7	912.2	843.8
Depreciation and amortization expense	104.2	89.7	207.2	173.0
Cost of sales	6,493.2	6,959.9	11,284.4	12,601.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.6	58.7	111.2	121.5
Depreciation and amortization expense	2.9	2.6	5.7	5.3
Loss on sale of assets	0.8	0.6	0.8	0.7
Total cost and expenses	6,550.5	7,021.8	11,402.1	12,728.9

Income from operations	9.5	422.3	374.1	518.0

Other income (expense):
Change in fair value of catalyst leases	0.5	4.1	(2.6)	4.1
Interest expense, net	(42.1)	(43.4)	(81.6)	(86.6)
Other non-service components of net periodic benefit cost	—	0.2	(0.1)	0.5
Income (loss) before income taxes	(32.1)	383.2	289.8	436.0
Income tax (benefit) expense	(10.5)	95.5	70.0	106.5
Net income (loss)	(21.6)	287.7	219.8	329.5
Less: net income attributable to noncontrolling interests	10.6	15.6	22.8	27.0
Net income (loss) attributable to PBF Energy Inc. stockholders	$(32.2)	$272.1	$197.0	$302.5

Weighted-average shares of Class A common stock outstanding
Basic	119,181,845	112,875,813	119,885,386	111,853,774
Diluted	119,181,845	116,409,273	122,020,444	115,749,927
Net income (loss) available to Class A common stock per share:
Basic	$(0.27)	$2.41	$1.64	$2.70
Diluted	$(0.27)	$2.37	$1.63	$2.66

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(21.6)	$287.7	$219.8	$329.5
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	0.3	(0.2)	0.3	(0.2)
Net gain on pension and other post-retirement benefits	0.2	0.2	0.4	0.5
Total other comprehensive income	0.5	—	0.7	0.3
Comprehensive income (loss)	(21.1)	287.7	220.5	329.8
Less: comprehensive income attributable to noncontrolling interests	10.8	15.5	22.9	27.0
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(31.9)	$272.2	$197.6	$302.8

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive Income	—	—	—	—	—	229.3	0.2	—	—	12.1	241.6
Exercise of warrants and options	5,025	—		—	0.1	—	—	—	—	—	0.1
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(1.0)	—	—	—	—	—	(1.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based compensation	(1,410)	—	—	—	6.2	—	—	—	—	1.0	7.2
Dividends ($0.30 per common share)	—	—	—	—	—	(36.0)	—	—	—	—	(36.0)
Issuance of additional PBFX common units	—	—	—	—	82.4	—	—	—	—	(82.4)	—
Treasury stock purchases	(29,671)	—	—	—	1.0	—	—	29,671	(1.0)	—	—
Balance, March 31, 2019	119,848,135	$0.1	20	$—	$2,722.5	$419.1	$(22.2)	6,303,932	$(161.8)	$489.1	$3,446.8
Comprehensive Income (loss)	—	—	—	—	—	(32.4)	0.5	—	—	10.8	(21.1)
Exercise of warrants and options	2,500	—		—	0.1	—	—	—	—	—	0.1
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(16.8)	(16.8)
Stock-based compensation	45,635	—	—	—	7.7	—	—	—	—	3.4	11.1
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Issuance of additional PBFX common units	—	—	—	—	69.6	—	—	—	—	62.9	132.5
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	0.1	—	—	—	—	—	0.1
Treasury stock purchases	(11,829)	—	—	—	0.4	—	—	11,829	(0.4)	—	—
Other	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2019	119,894,441	$0.1	20	$—	$2,800.4	$350.8	$(21.7)	6,315,761	$(162.2)	$545.7	$3,513.1

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	110,565,531	$0.1	25	$—	$2,277.7	$236.8	$(25.4)	6,132,884	$(152.6)	$566.3	$2,902.9
Comprehensive Income	—	—	—	—	—	30.3	0.3	—	—	11.5	42.1
Exercise of warrants and options	45,257	—		—	—	—	—	—	—	—	—
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(11.7)	(11.7)
Stock-based compensation	1,054	—	—	—	4.3	—	—	—	—	0.8	5.1
Dividends ($0.30 per common share)	—	—	—	—	—	(33.3)	—	—	—	—	(33.3)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	0.8	—	—	—	—	—	0.8
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	539,288	—	(3)	—	—	—	—	—	—	—	—
Treasury stock purchases	(32,149)	—	—	—	1.0	—	—	32,149	(1.0)	—	—
Other	—	—	—	—	10.9	—	—	—	—	—	10.9
Balance, March 31, 2018	111,118,981	$0.1	22	$—	$2,294.7	$233.8	$(25.1)	6,165,033	$(153.6)	$565.9	$2,915.8
Comprehensive Income	—	—	—	—	—	272.2	—	—	—	15.5	287.7
Exercise of warrants and options	557,659	—		—	11.7	—	—	—	—	—	11.7
Taxes paid for net settlement of equity-based compensation	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(11.9)	(11.9)
Stock-based compensation	11,190	—	—	—	5.2	—	—	—	—	2.7	7.9
Dividends ($0.30 per common share)	—	—	—	—	—	(34.0)	—	—	—	—	(34.0)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(3.2)	—	—	—	—	—	(3.2)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2,148,763	—	(2)	—	—	—	—	—	—	—	—
Treasury stock purchases	(6,865)	—	—	—	—	—	—	6,865	—	—	—
Other	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2018	113,829,728	$0.1	20	$—	$2,308.4	$472.0	$(25.1)	6,171,898	$(153.6)	$570.5	$3,172.3

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$219.8	$329.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	218.4	182.3
Stock-based compensation	20.0	13.0
Change in fair value of catalyst leases	2.6	(4.1)
Deferred income taxes	68.2	105.7
Non-cash change in inventory repurchase obligations	35.0	2.5
Non-cash lower of cost or market inventory adjustment	(324.0)	(245.7)
Pension and other post-retirement benefit costs	22.4	23.7
Loss on sale of assets	0.8	0.7

Changes in operating assets and liabilities:
Accounts receivable	(271.6)	(81.5)
Inventories	(124.6)	(80.8)
Prepaid and other current assets	(35.1)	8.4
Accounts payable	(33.5)	61.7
Accrued expenses	197.8	7.6
Deferred revenue	5.2	(4.1)
Other assets and liabilities	(28.8)	(11.0)
Net cash (used in) provided by operating activities	$(27.4)	$307.9

Cash flows from investing activities:
Expenditures for property, plant and equipment	(206.1)	(115.7)
Expenditures for deferred turnaround costs	(261.9)	(179.2)
Expenditures for other assets	(33.9)	(12.3)
Acquisition of Knoxville Terminals by PBFX	—	(58.0)
Net cash used in investing activities	$(501.9)	$(365.2)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Net proceeds from issuance of PBFX common units	$132.5	$—
Distributions to PBF Energy Company LLC members other than PBF Energy	(2.4)	(1.4)
Distributions to PBFX public unitholders	(29.2)	(22.9)
Dividend payments	(71.7)	(67.2)
Proceeds from revolver borrowings	1,250.0	—
Repayments of revolver borrowings	(1,250.0)	—
Repayment of note payable	—	(2.4)
Proceeds from PBFX revolver borrowings	196.0	64.0
Repayments of PBFX revolver borrowings	(101.0)	(9.7)
Repayments of PBF Rail Term Loan	(3.5)	(3.4)
Catalyst lease settlements	(1.2)	(9.5)
Proceeds from insurance premium financing	18.9	17.4
Proceeds from stock options exercised	0.2	11.7
Purchase of treasury stock	(1.4)	(1.0)
Deferred financing costs and other	(1.1)	(13.0)
Net cash provided by (used in) financing activities	$136.1	$(37.4)

Net decrease in cash and cash equivalents	(393.2)	(94.7)
Cash and cash equivalents, beginning of period	597.3	573.0
Cash and cash equivalents, end of period	$204.1	$478.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$39.9	$20.1
Assets acquired under operating leases	281.6	—
Assets acquired under finance leases	14.6	—
Cash paid during the year for:
Interest (net of capitalized interest of $8.1 and $4.0 in 2019 and 2018, respectively)	$72.1	$80.9
Income taxes	1.6	0.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $20.0 and $19.9, respectively)	$203.7	$596.0
Accounts receivable	989.8	718.2
Inventories	2,314.4	1,865.8
Prepaid and other current assets	90.7	55.1
Total current assets	3,598.6	3,235.1

Property, plant and equipment, net (PBFX: $856.0 and $862.1, respectively)	3,919.1	3,820.9
Operating lease right of use assets	236.9	—
Deferred charges and other assets, net	1,052.6	897.1
Total assets	$8,807.2	$7,953.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$444.2	$488.4
Accrued expenses	1,870.0	1,642.7
Deferred revenue	25.3	20.1
Current operating lease liabilities	80.2	—
Current debt	1.3	2.4
Total current liabilities	2,421.0	2,153.6

Long-term debt (PBFX: $769.2 and $673.3, respectively)	2,029.4	1,931.3
Affiliate note payable	378.4	326.1
Deferred tax liabilities	35.1	40.4
Long-term operating lease liabilities	156.1	—
Other long-term liabilities	279.7	277.2
Total liabilities	5,299.7	4,728.6

Commitments and contingencies (Note 7)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 1,206,325 and 1,206,325 issued and outstanding at June 30, 2019 and December 31, 2018, no par or stated value	20.2	20.2
Series C Units, 119,915,672 and 119,895,422 issued and outstanding at June 30, 2019 and December 31, 2018, no par or stated value	2,176.4	2,009.8
Treasury stock, at cost	(162.2)	(160.8)
Retained earnings	1,058.2	914.3
Accumulated other comprehensive loss	(23.2)	(23.9)
Total PBF Energy Company LLC equity	3,069.4	2,759.6
Noncontrolling interest	433.0	459.8
Total equity	3,502.4	3,219.4
Total liabilities, Series B units and equity	$8,807.2	$7,953.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$6,560.0	$7,444.1	$11,776.2	$13,246.9

Cost and expenses:
Cost of products and other	5,955.8	6,452.5	10,165.0	11,584.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	433.2	417.7	912.2	843.8
Depreciation and amortization expense	104.2	89.7	207.2	173.0
Cost of sales	6,493.2	6,959.9	11,284.4	12,601.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.2	58.2	110.5	120.8
Depreciation and amortization expense	2.9	2.6	5.7	5.3
Loss on sale of assets	0.8	0.6	0.8	0.7
Total cost and expenses	6,550.1	7,021.3	11,401.4	12,728.2

Income from operations	9.9	422.8	374.8	518.7

Other income (expense):
Change in fair value of catalyst leases	0.5	4.1	(2.6)	4.1
Interest expense, net	(44.5)	(45.4)	(86.0)	(90.6)
Other non-service components of net periodic benefit cost	—	0.2	(0.1)	0.5
Income (loss) before income taxes	(34.1)	381.7	286.1	432.7
Income tax expense (benefit)	1.8	(4.0)	(5.4)	(4.7)
Net income (loss)	(35.9)	385.7	291.5	437.4
Less: net income attributable to noncontrolling interests	11.1	9.4	20.1	19.6
Net income (loss) attributable to PBF Energy Company LLC	$(47.0)	$376.3	$271.4	$417.8

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(35.9)	$385.7	$291.5	$437.4
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	0.3	(0.2)	0.3	(0.2)
Net gain on pension and other post-retirement benefits	0.2	0.2	0.4	0.5
Total other comprehensive income	0.5	—	0.7	0.3
Comprehensive income (loss)	(35.4)	385.7	292.2	437.7
Less: comprehensive income attributable to noncontrolling interests	11.1	9.4	20.1	19.6
Comprehensive income (loss) attributable to PBF Energy Company LLC	$(46.5)	$376.3	$272.1	$418.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive Income	—	—	—	—	0.2	318.4	9.0	—	327.6
Exercise of Series A warrants and options	—	—	5,025	(0.9)	—	—	—	—	(0.9)
Distribution to members	—	—	—	—	—	(36.4)	(13.2)	—	(49.6)
Issuance of additional PBFX common units	—	—	—	82.4	—	—	(82.4)	—	—
Stock-based compensation	—	—	(1,410)	6.2	—	—	1.0	—	7.2
Treasury stock purchases	—	—	(29,671)	1.0	—	—	—	(1.0)	—
Balance, March 31, 2019	1,206,325	$20.2	119,869,366	$2,098.5	$(23.7)	$1,196.3	$374.2	$(161.8)	$3,503.7
Comprehensive Income (loss)	—	—	—	—	0.5	(47.0)	11.1	—	(35.4)
Exercise of Series A warrants and options	10,000	0.1	2,500	0.1	—	—	—	—	0.2
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(91.1)	(16.8)	—	(107.9)
Issuance of additional PBFX common units	—	—	—	69.6	—	—	62.9	—	132.5
Stock-based compensation	—	—	45,635	7.7	—	—	3.4	—	11.1
Treasury stock purchases	—	—	(11,829)	0.4	—	—	—	(0.4)	—
Other	—	—	—	—	—	—	(1.8)	—	(1.8)
Balance, June 30, 2019	1,206,325	$20.2	119,915,672	$2,176.4	$(23.2)	$1,058.2	$433.0	$(162.2)	$3,502.4

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2017	3,767,464	$40.1	110,586,762	$1,655.0	$(26.9)	$906.8	$456.1	$(152.6)	$2,878.5
Comprehensive Income	—	—	—	—	0.3	41.5	10.2	—	52.0
Exercise of Series A warrants and options	11,886	—	45,257	—	—	—	—	—	—
Exchange of Series A units for PBF Energy Class A common stock	(539,288)	(4.1)	539,288	4.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(34.3)	(11.7)	—	(46.0)
Stock-based compensation	—	—	1,054	4.3	—	—	0.8	—	5.1
Treasury stock purchases	—	—	(32,149)	1.0	—	—	—	(1.0)	—
Other	—	—	—	—	—	10.9	—	—	10.9
Balance, March 31, 2018	3,240,062	$36.0	111,140,212	$1,664.4	$(26.6)	$924.9	$455.4	$(153.6)	$2,900.5
Comprehensive Income	—	—	—	—	—	376.3	9.4	—	385.7
Exercise of Series A warrants and options	115,026	(3.3)	557,659	—	—	—	—	—	(3.3)
Exchange of Series A units for PBF Energy Class A common stock	(2,148,763)	(13.2)	2,148,763	13.2	—	—	—	—	—
Distribution to members	—	—	—	—	—	(34.4)	(11.9)	—	(46.3)
Stock-based compensation	—	—	11,190	5.2	—	—	2.7	—	7.9
Treasury stock purchases	—	—	(6,865)	—	—	—	—	—	—
Other	—	—	—	—	—	—	(1.0)	—	(1.0)
Balance, June 30, 2018	1,206,325	$19.5	113,850,959	$1,682.8	$(26.6)	$1,266.8	$454.6	$(153.6)	$3,243.5

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$291.5	$437.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	218.4	182.3
Stock-based compensation	20.0	13.0
Change in fair value of catalyst leases	2.6	(4.1)
Deferred income taxes	(5.3)	(4.7)
Non-cash change in inventory repurchase obligations	35.0	2.5
Non-cash lower of cost or market inventory adjustment	(324.0)	(245.7)
Pension and other post-retirement benefit costs	22.4	23.7
Loss on sale of assets	0.8	0.7

Changes in operating assets and liabilities:
Accounts receivable	(271.6)	(81.5)
Inventories	(124.6)	(80.8)
Prepaid and other current assets	(35.6)	(1.8)
Accounts payable	(33.5)	61.7
Accrued expenses	202.0	2.4
Deferred revenue	5.2	(4.1)
Other assets and liabilities	(28.8)	(14.2)
Net cash (used in) provided by operating activities	$(25.5)	$286.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(206.1)	(115.7)
Expenditures for deferred turnaround costs	(261.9)	(179.2)
Expenditures for other assets	(33.9)	(12.3)
Acquisition of Knoxville Terminals by PBFX	—	(58.0)
Net cash used in investing activities	$(501.9)	$(365.2)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Net proceeds from issuance of PBFX common units	$132.5	$—
Distributions to PBF Energy Company LLC members	(74.2)	(68.6)
Distributions to PBFX public unitholders	(29.2)	(22.9)
Proceeds from revolver borrowings	1,250.0	—
Repayments of revolver borrowings	(1,250.0)	—
Repayment of note payable	—	(2.4)
Proceeds from PBFX revolver borrowings	196.0	64.0
Repayments of PBFX revolver borrowings	(101.0)	(9.7)
Repayments of PBF Rail Term Loan	(3.5)	(3.4)
Catalyst lease settlements	(1.2)	(9.5)
Proceeds from insurance premium financing	18.9	17.4
Repayment of affiliate note payable with PBF Energy Inc.	(0.8)	40.3
Proceeds from stock options exercised	0.1	0.2
Repurchase of treasury stock	(1.4)	(1.0)
Deferred financing costs and other	(1.1)	(13.0)
Net cash provided by (used in) financing activities	$135.1	$(8.6)

Net decrease in cash and cash equivalents	(392.3)	(87.0)
Cash and cash equivalents, beginning of period	596.0	562.0
Cash and cash equivalents, end of period	$203.7	$475.0

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$39.9	$20.1
Assets acquired under operating leases	281.6	—
Assets acquired under finance leases	14.6	—
Affiliate note payable related to PBF LLC member distributions	53.2	—
Cash paid during the year for:
Interest (net of capitalized interest of $8.1 and $4.0 in 2019 and 2018, respectively)	$72.1	$80.9
Income taxes	0.7	0.1

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
PBF Energy holds a 99.0% economic interest in PBF LLC as of June 30, 2019 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 1.0% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of June 30, 2019, PBF Energy held 119,915,672 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 1,206,325 PBF LLC Series A Units.
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
As of June 30, 2019, PBF LLC also held a 48.2% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 9 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded MLP that was formed to operate logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. The Logistics segment consists solely of PBFX’s operations. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy Inc. and PBF Energy Company LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
In 2019, the Company has changed its presentation from thousands to millions, as applicable, and as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”) to increase the transparency and comparability of leases. ASU 842 supersedes the lease accounting guidance in ASC 840 - “Leases” (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retains the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Condensed Consolidated Balance Sheets of approximately $250.0 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings. See “Note 8 - Leases” for further details.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities in the consolidated financial statements. The amendments expand the ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance in ASU 2017-12 was applied using a modified retrospective approach. The guidance in ASU 2017-12 also provided transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 were applied prospectively. The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. As a result, non-employee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic 350-40) (“ASU 2018-15”). This guidance addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. This guidance should be applied on either a retrospective or prospective basis. The Company has elected to early adopt this guidance in the second quarter of 2019 on a prospective basis. The Company’s adoption of ASU 2018-15 did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses” (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements and related disclosures.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of June 30, 2019, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of June 30, 2019, PBF LLC held a 48.2% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 51.8% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. On February 28, 2019, PBFX closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.
PBFX Registered Direct Offering
On April 24, 2019, PBFX entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “PBFX Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The PBFX Registered Direct Offering closed on April 29, 2019.
TVPC Acquisition
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS
East Coast Storage Assets Acquisition
On October 1, 2018, PBFX closed the acquisition of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by an agreement dated as of July 16, 2018 between PBFX and Crown Point International, LLC (“Crown Point”). Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”) which are expected to be restarted in the fourth quarter of 2019.
The aggregate purchase price for the East Coast Storage Assets Acquisition was $127.0 million, including working capital and Contingent Consideration, which was comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million payable one year after closing. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the amended and restated PBFX revolving credit facility (the “PBFX Revolving Credit Facility”). The fair value allocation is subject to adjustment pending completion of the final purchase valuation, which was in process as of June 30, 2019, as the purchase price and fair value allocation may be subject to adjustment due to changes in assumptions and timing that may impact the Contingent Consideration.
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
* Includes $30.9 million net present value payable of $32.0 million due to Crown Point one year after closing, which is included in “Accrued expenses” on the Condensed Consolidated Balance Sheets.
** Contingent consideration is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

The following table summarizes the estimated amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value Allocation
Accounts receivable	$0.4
Prepaid and other current assets	1.8
Property, plant and equipment	114.4
Intangible assets*	13.3
Accounts payable	(0.9)
Accrued expenses	(1.3)
Other long-term liabilities	(0.7)
Estimated fair value of net assets acquired	$127.0
* Intangible assets are included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The East Coast Storage Asset Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the agreement, PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2019. PBFX recorded the Contingent Consideration based on its estimated fair value of $21.1 million at acquisition date, which was recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
The Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2019 include the results of operations of the East Coast Storage Assets subsequent to the East Coast Storage Assets Acquisition, whereas the same period in 2018 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of the Company, assuming the acquisition had occurred on January 1, 2017, for the period indicated, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the East Coast Storage Assets Acquisition and interest expense associated with the related financing.

Six Months Ended June 30, 2018
(Unaudited, in millions)
PBF Energy
Pro forma revenues	$13,258.5
Pro forma net income attributable to PBF Energy Inc. stockholders	301.0

PBF LLC
Pro forma revenues	$13,258.5
Pro forma net income attributable to PBF LLC	415.7

Acquisition Expenses
The Company incurred acquisition-related costs of $3.2 million and $3.3 million for the three and six months ended June 30, 2019, respectively. The Company incurred acquisition-related costs of $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively. Acquisition-related costs consist primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

June 30, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$992.7	$115.0	$1,107.7
Refined products and blendstocks	1,082.9	335.1	1,418.0
Warehouse stock and other	116.5	—	116.5
	$2,192.1	$450.1	$2,642.2
Lower of cost or market adjustment	(250.6)	(77.2)	(327.8)
Total inventories	$1,941.5	$372.9	$2,314.4

December 31, 2018
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,044.8	$—	$1,044.8
Refined products and blendstocks	1,026.9	334.8	1,361.7
Warehouse stock and other	111.1	—	111.1
	$2,182.8	$334.8	$2,517.6
Lower of cost or market adjustment	(557.2)	(94.6)	(651.8)
Total inventories	$1,625.6	$240.2	$1,865.8

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
During the three months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income by $182.0 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $145.8 million at March 31, 2019 to $327.8 million at June 30, 2019. During the six months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $324.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $327.8 million at June 30, 2019.
During the three months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $158.0 million, reflecting the net change in the LCM reserve from $212.8 million at March 31, 2018 to $54.8 million at June 30, 2018. During the six months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $245.7 million, reflecting the net change in the LCM reserve from $300.5 million at December 31, 2017 to $54.8 million at June 30, 2018.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	June 30, 2019	December 31, 2018
Inventory-related accruals	$1,121.8	$846.3
Inventory intermediation agreements	315.6	249.4
Excise and sales tax payable	132.9	149.4
Accrued transportation costs	60.2	53.6
Accrued utilities	32.2	49.8
Deferred payment - East Coast Storage Assets Acquisition	31.7	30.9
Accrued capital expenditures	29.6	60.6
Renewable energy credit and emissions obligations	26.5	27.1
Accrued refinery maintenance and support costs	19.9	19.0
Accrued salaries and benefits	13.6	89.8
Accrued interest	12.5	12.1
Environmental liabilities	9.7	7.0
Customer deposits	1.4	5.6
Other	39.2	23.0
Total accrued expenses	$1,846.8	$1,623.6

PBF LLC (in millions)	June 30, 2019	December 31, 2018
Inventory-related accruals	$1,121.8	$846.3
Inventory intermediation agreements	315.6	249.4
Excise and sales tax payable	132.9	149.4
Accrued transportation costs	60.2	53.6
Accrued interest	34.7	29.9
Accrued utilities	32.2	49.8
Deferred payment - East Coast Storage Assets Acquisition	31.7	30.9
Accrued capital expenditures	29.6	60.6
Renewable energy credit and emissions obligations	26.5	27.1
Accrued refinery maintenance and support costs	19.9	19.0
Accrued salaries and benefits	13.6	89.8
Environmental liabilities	9.7	7.0
Customer deposits	1.4	5.6
Other	40.2	24.3
Total accrued expenses	$1,870.0	$1,642.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase certain crude oil, intermediate and finished products (the “Products”) that are held in the Company’s Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2019 and December 31, 2018, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

6. AFFILIATE NOTE PAYABLE - PBF LLC
As of June 30, 2019 and December 31, 2018, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $378.4 million and $326.1 million, respectively. During the second quarter of 2019, the note payable was amended to extend the maturity date from April 2020 to April 2030. The note has an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES
In the ordinary conduct of the Company’s business, the Company is from time to time subject to lawsuits, investigations and claims, including class action proceedings, mass tort actions, tort actions, environmental claims and employee-related matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. For such ongoing matters for which we have not recorded a liability but losses are reasonably possible, we are unable to estimate a range of possible losses at this time due to various reasons that may include but are not limited to, matters being in an early stage and not fully developed through pleadings, discovery or court proceedings, number of potential claimants being unknown or uncertainty regarding a number of different factors underlying the potential claims. However, the ultimate resolution of one or more of these contingencies could result in an adverse outcome that may have a material effect on our financial position, results of operations or cash flows.
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $125.4 million as of June 30, 2019 ($130.8 million as of December 31, 2018), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The accrued environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $139.2 million and $144.2 million at June 30, 2019 and December 31, 2018, respectively, of which $129.5 million and $137.2 million, respectively, were classified as Other long-term liabilities. These accruals include remediation and monitoring costs, related to the Torrance refinery, as discussed above, and other operating assets, expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
During the first quarter of 2019, PBFX notified certain agencies of an oil sheen in the Schuylkill River potentially sourcing from a PBFX facility. Clean-up was immediately initiated, and oil is no longer being released into the waterway. The source of the oil is currently under investigation. Although full clean-up and remediation costs have not been completed, such incremental costs are not expected to be material to the Company.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of June 30, 2019 (99.0% as of December 31, 2018). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of June 30, 2019, PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million ($373.5 million as of December 31, 2018) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

8. LEASES
The Company leases office space, office equipment, refinery facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
The Company does not separate lease and nonlease components of contracts. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset is operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of June 30, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019:

(in millions)	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$236.9
Finance lease assets	Deferred charges and other assets, net	14.2
Total lease right of use assets		$251.1

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$80.2
Finance lease liabilities	Accrued expenses	1.1
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	156.1
Finance lease liabilities	Other long-term liabilities	13.3
Total lease liabilities		$250.7

Lease Costs
The table below presents certain information related to costs for the Company’s leases for the three and six months ended June 30, 2019:

Lease Costs (in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of total lease cost:
Finance lease cost
Amortization of right of use assets	$0.4	$0.4
Interest on lease liabilities	0.2	0.2
Operating lease cost	26.0	52.2
Short-term lease cost	25.1	48.4
Variable lease cost	2.1	3.5
Total lease cost	$53.8	$104.7

There were no net gains or losses on any sale-leaseback transactions for the three and six months ended June 30, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below presents supplemental cash flow information related to leases for the six months ended June 30, 2019:

(in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$52.0
Operating cash flows for finance leases	0.2
Financing cash flows for finance leases	0.2
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	46.2

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term - operating leases	5.5 years
Weighted average remaining lease term - finance leases	9.8 years

Weighted average discount rate - operating leases	7.97%
Weighted average discount rate - finance leases	6.83%

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2019:

Amounts due within twelve months of June 30, (in millions)	Finance Leases	Operating Leases
2019	$2.0	$95.3
2020	2.0	68.3
2021	2.0	30.9
2022	2.0	22.8
2023	2.0	18.6
Thereafter	9.8	68.0
Total minimum lease payments	19.8	303.9
Less: effect of discounting	5.4	67.6
Present value of future minimum lease payments	14.4	236.3
Less: current obligations under leases	1.1	80.2
Long-term lease obligations	$13.3	$156.1

As of June 30, 2019, the Company has entered certain leases that have not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future lease payments estimated to total approximately $212.6 million, expected to commence in the second quarter of 2020, and a 30-year lease for use of port facilities, with future lease payments estimated to total approximately $238.6 million, expected to commence in the third quarter of 2019. There are no material lease arrangements, in which the Company is the lessor.

9. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.0% as of June 30, 2019 and December 31, 2018, respectively.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBF LLC as of June 30, 2019 and December 31, 2018 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2018	1,206,325	119,874,191	121,080,516
	1.0%	99.0%	100.0%
June 30, 2019	1,206,325	119,894,441	121,100,766
	1.0%	99.0%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 48.2% limited partner interest in PBFX with the remaining 51.8% limited partner interest owned by the public common unitholders as of June 30, 2019. PBF LLC is also the sole member of PBF GP, the general partner of PBFX. As noted in “Note 2 - PBF Logistics LP”, pursuant to the IDR Restructuring, the IDRs held by PBF LLC were canceled and converted into newly issued common units. In addition, PBFX issued 6,585,500 common units to certain institutional investors in connection with the PBFX Registered Direct Offering on April 29, 2019.
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
The noncontrolling interest ownership percentages in PBFX as of December 31, 2018, the closing of the PBFX Registered Direct Offering and June 30, 2019 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2018	25,395,032	19,953,631	45,348,663
	56.0%	44.0%	100.0%
April 29, 2019 - PBFX Registered Direct Offering	32,047,718	29,953,631	62,001,349
	51.7%	48.3%	100.0%
June 30, 2019	32,153,579	29,953,631	62,107,210
	51.8%	48.2%	100.0%

Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In both the three and six months ended June 30, 2019 and 2018 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.2 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2019 and 2018, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	197.6	2.8	0.1	20.0	220.5
Dividends and distributions	(71.9)	(2.3)	—	(30.0)	(104.2)
Issuance of additional PBFX common units	152.0	—	—	(19.5)	132.5
Stock-based compensation	13.9	—	—	4.4	18.3
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Other	(0.9)	—	—	(1.8)	(2.7)
Balance at June 30, 2019	$2,967.4	$112.7	$11.0	$422.0	$3,513.1

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336.6	$110.2	$10.8	$445.3	$2,902.9
Comprehensive income	302.8	7.4	—	19.6	329.8
Dividends and distributions	(67.3)	(1.4)	—	(23.6)	(92.3)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	(2.4)	—	—	—	(2.4)
Stock-based compensation	9.5	—	—	3.5	13.0
Exercise of PBF LLC and PBF Energy options and warrants, net	11.7	(0.3)	—	—	11.4
Other	10.9	—	—	(1.0)	9.9
Balance at June 30, 2018	$2,601.8	$115.9	$10.8	$443.8	$3,172.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the six months ended June 30, 2019 and 2018, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity		Noncontrolling Interest in PBF Holding		Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6		$10.9		$448.9	$3,219.4
Comprehensive income	272.1		0.1		20.0	292.2
Dividends and distributions	(127.5)		—		(30.0)	(157.5)
Exercise of PBF LLC options and warrants, net	(0.7)		—		—	(0.7)
Issuance of additional PBFX common units	152.0		—		(19.5)	132.5
Stock-based compensation	13.9		—		4.4	18.3
Other	—	—	—	—	(1.8)	(1.8)
Balance at June 30, 2019	$3,069.4		$11.0		$422.0	$3,502.4

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422.4	$10.8	$445.3	$2,878.5
Comprehensive income	418.1	—	19.6	437.7
Dividends and distributions	(68.7)	—	(23.6)	(92.3)
Stock-based compensation	9.5	—	3.5	13.0
Exercise of PBF LLC and PBF Energy options and warrants, net	(3.3)	—	—	(3.3)
Other	10.9	—	(1.0)	9.9
Balance at June 30, 2018	$2,788.9	$10.8	$443.8	$3,243.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2019, PBF LLC made an aggregate non-tax quarterly distribution of $72.7 million, or $0.30 per unit to its members, of which $71.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $71.9 million to pay a quarterly cash dividend of $0.30 per share of Class A common stock on both March 14, 2019 and May 30, 2019. In addition, during the six months ended June 30, 2019, PBF LLC made aggregate tax distributions to its members of $54.8 million, of which $53.2 million was made to PBF Energy.

With respect to distributions paid during the six months ended June 30, 2019, PBFX paid a distribution on outstanding common units of $0.505 per unit on March 14, 2019 and $0.510 per unit on May 30, 2019, of which $30.4 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$10.9	$11.8	$21.8	$23.6
Interest cost	2.1	1.4	4.2	2.8
Expected return on plan assets	(2.4)	(2.1)	(4.8)	(4.2)
Amortization of prior service cost and actuarial loss	—	0.1	0.1	0.2
Net periodic benefit cost	$10.6	$11.2	$21.3	$22.4

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$0.3	$0.2	$0.5	$0.5
Interest cost	0.1	0.3	0.3	0.4
Amortization of prior service cost	0.2	0.1	0.3	0.3
Net periodic benefit cost	$0.6	$0.6	$1.1	$1.2

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

	Three Months Ended June 30,
(in millions)	2019	2018
Refining Segment:
Gasoline and distillates	$5,570.7	$6,341.8
Asphalt and blackoils	531.8	397.2
Feedstocks and other	203.9	403.2
Chemicals	177.6	202.6
Lubricants	67.9	94.8
Total	6,551.9	7,439.6
Logistics Segment:
Logistics	82.8	68.1
Total revenue prior to eliminations	6,634.7	7,507.7
Elimination of intercompany revenue	(74.7)	(63.6)
Total Revenues	$6,560.0	$7,444.1

	Six Months Ended June 30,
(in millions)	2019	2018
Refining Segment:
Gasoline and distillates	$10,003.7	$11,336.1
Asphalt and blackoils	884.8	706.1
Feedstocks and other	404.6	641.4
Chemicals	329.3	378.7
Lubricants	138.2	176.4
Total	11,760.6	13,238.7
Logistics Segment:
Logistics	161.6	132.8
Total revenue prior to eliminations	11,922.2	13,371.5
Elimination of intercompany revenue	(146.0)	(124.6)
Total Revenues	$11,776.2	$13,246.9

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
Logistics segment revenue is generated by charging fees for crude oil and refined products terminaling, storage and pipeline services based on the greater of contractual minimum volume commitments, as applicable, or the delivery of actual volumes based on contractual rates applied to throughput or storage volumes. A majority of the Company’s logistics revenues are generated by intercompany transactions and are eliminated in consolidation.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $25.3 million and $20.1 million as of June 30, 2019 and December 31, 2018, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

13. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.0% as of June 30, 2019 and December 31, 2018, respectively). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Ltd, that are treated as C-Corporations for income tax purposes.
The reported income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Current income tax (benefit) expense	$(0.2)	$0.7	$1.8	$0.8
Deferred income tax (benefit) expense	(10.3)	94.8	68.2	105.7
Total income tax (benefit) expense	$(10.5)	$95.5	$70.0	$106.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision at Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	2.0%	5.6%	5.5%	5.6%
Nondeductible/nontaxable items	(3.4)%	0.1%	0.7%	0.1%
Rate differential from foreign jurisdictions	2.4%	(0.2)%	(0.7)%	(0.2)%
Other	2.6%	(0.5)%	(0.3)%	(0.5)%
Effective tax rate	24.6%	26.0%	26.2%	26.0%

PBF Energy’s effective income tax rate for the three and six months ended June 30, 2019, including the impact of income attributable to noncontrolling interests of $10.6 million and $22.8 million, respectively, was 32.7% and 24.2%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2018, including the impact of income attributable to noncontrolling interests of $15.6 million and $27.0 million, respectively, was 24.9% and 24.4%, respectively.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Current income tax benefit	$(0.1)	$—	$(0.1)	$—
Deferred income tax expense (benefit)	1.9	(4.0)	(5.3)	(4.7)
Total income tax expense (benefit)	$1.8	$(4.0)	$(5.4)	$(4.7)

The Company has determined there are no material uncertain tax positions as of June 30, 2019. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2019 and December 31, 2018.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company has posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of June 30, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$11.1	$—	$—	$11.1	N/A	$11.1
Commodity contracts	22.4	8.4	—	30.8	(11.8)	19.0
Liabilities:
Commodity contracts	11.2	0.6	—	11.8	(11.8)	—
Catalyst lease obligations	—	45.8	—	45.8	—	45.8
Derivatives included with inventory intermediation agreement obligations	—	10.9	—	10.9	—	10.9

	As of December 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$16.7	$—	$—	$16.7	N/A	$16.7
Commodity contracts	1.2	8.9	—	10.1	(2.9)	7.2
Derivatives included with inventory intermediation agreement obligations	—	24.1	—	24.1	—	24.1
Liabilities:
Commodity contracts	2.7	0.2	—	2.9	(2.9)	—
Catalyst lease obligations	—	44.3	—	44.3	—	44.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2019 and December 31, 2018, $10.2 million and $9.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three and six months ended June 30, 2019 or 2018.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725.0	$759.6	$725.0	$688.4
2023 Senior Notes (a)	500.0	519.6	500.0	479.4
PBFX 2023 Senior Notes (a)	527.5	542.8	527.8	515.3
PBF Rail Term Loan (b)	18.1	18.1	21.6	21.6
Catalyst leases (c)	45.8	45.8	44.3	44.3
PBFX Revolving Credit Facility (b)	251.0	251.0	156.0	156.0
	2,067.4	2,136.9	1,974.7	1,905.0
Less - Current debt (c)	(1.3)	(1.3)	(2.4)	(2.4)
Less - Unamortized deferred financing costs	(36.7)	n/a	(41.0)	n/a
Long-term debt	$2,029.4	$2,135.6	$1,931.3	$1,902.6

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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2018, Toledo Refining and Chalmette Refining entered into two platinum bridge leases which were settled in April 2019 and were not renewed. During 2018, Delaware City Refining entered into a new platinum bridge lease, which will expire in the third quarter of 2019. This lease

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is payable at maturity and is not anticipated to be renewed. The total outstanding balance related to these bridge leases as of June 30, 2019 and December 31, 2018 was $1.3 million and $2.4 million, respectively, and is included in Current debt in the Company’s Condensed Consolidated Balance Sheets.
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
As of June 30, 2019, there were 496,153 barrels of crude oil and feedstocks (no barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. As of June 30, 2019, there were 3,418,263 barrels of intermediates and refined products (3,350,166 barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2019, there were 12,167,000 barrels of crude oil and 6,481,000 barrels of refined products (5,801,000 and 1,609,000, respectively, as of December 31, 2018), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2019 and December 31, 2018 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(10.9)
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.1

Derivatives not designated as hedging instruments:
June 30, 2019:
Commodity contracts	Accounts receivable	$19.0
December 31, 2018:
Commodity contracts	Accounts receivable	$7.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20.8)
For the three months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$6.3
For the six months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(35.0)
For the six months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(2.5)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2019:
Commodity contracts	Cost of products and other	$1.0
For the three months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(33.1)
For the six months ended June 30, 2019:
Commodity contracts	Cost of products and other	$32.7
For the six months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(46.4)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$20.8
For the three months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$(6.3)
For the six months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$35.0
For the six months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$2.5

The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2019 or 2018.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2019 and June 30, 2018 are presented below. In connection with certain contributions by PBF LLC to PBFX in 2018, the accompanying segment information has been retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,551.9	$82.8	$—	$(74.7)	$6,560.0
Depreciation and amortization expense	95.3	8.9	2.9	—	107.1
Income (loss) from operations (1) (2)	23.7	37.8	(48.8)	(3.2)	9.5
Interest expense, net	0.9	12.5	28.7	—	42.1
Capital expenditures	235.9	4.0	1.4	—	241.3

	Three Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,439.6	$68.1	$—	$(63.6)	$7,444.1
Depreciation and amortization expense	82.6	7.1	2.6	—	92.3
Income (loss) from operations (2)	447.6	33.8	(54.7)	(4.4)	422.3
Interest expense, net	2.5	10.5	30.4	—	43.4
Capital expenditures (3)	208.7	61.7	1.5	—	271.9

	Six Months Ended June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,760.6	$161.6	$—	$(146.0)	$11,776.2
Depreciation and amortization expense	189.6	17.6	5.7	—	212.9
Income (loss) from operations (1) (2)	413.2	72.0	(103.2)	(7.9)	374.1
Interest expense, net	1.4	24.6	55.6	—	81.6
Capital expenditures	483.0	15.2	3.7	—	501.9

	Six Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,238.7	$132.8	$—	$(124.6)	$13,246.9
Depreciation and amortization expense	159.3	13.7	5.3	—	178.3
Income (loss) from operations (2)	574.6	67.7	(115.9)	(8.4)	518.0
Interest expense, net	4.4	20.4	61.8	—	86.6
Capital expenditures (3)	297.0	65.7	2.5	—	365.2

	Balance at June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (1)	$7,834.5	$959.6	$62.9	$(47.3)	$8,809.7

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,988.0	$956.4	$98.1	$(37.1)	$8,005.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,551.9	$82.8	$—	$(74.7)	$6,560.0
Depreciation and amortization expense	95.3	8.9	2.9	—	107.1
Income (loss) from operations (1) (2)	23.7	37.8	(48.4)	(3.2)	9.9
Interest expense, net	0.9	12.5	31.1	—	44.5
Capital expenditures	235.9	4.0	1.4	—	241.3

	Three Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,439.6	$68.1	$—	$(63.6)	$7,444.1
Depreciation and amortization expense	82.6	7.1	2.6	—	92.3
Income (loss) from operations (2)	447.6	33.8	(54.2)	(4.4)	422.8
Interest expense, net	2.5	10.5	32.4	—	45.4
Capital expenditures (3)	208.7	61.7	1.5	—	271.9

	Six Months Ended June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,760.6	$161.6	$—	$(146.0)	$11,776.2
Depreciation and amortization expense	189.6	17.6	5.7	—	212.9
Income (loss) from operations (1) (2)	413.2	72.0	(102.5)	(7.9)	374.8
Interest expense, net	1.4	24.6	60.0	—	86.0
Capital expenditures	483.0	15.2	3.7	—	501.9

	Six Months Ended June 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,238.7	$132.8	$—	$(124.6)	$13,246.9
Depreciation and amortization expense	159.3	13.7	5.3	—	178.3
Income (loss) from operations (2)	574.6	67.7	(115.2)	(8.4)	518.7
Interest expense, net	4.4	20.4	65.8	—	90.6
Capital expenditures (3)	297.0	65.7	2.5	—	365.2

	Balance at June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (1)	$7,834.5	$959.6	$60.4	$(47.3)	$8,807.2

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,988.0	$956.4	$45.8	$(37.1)	$7,953.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
On April 24, 2019, PBFX entered into the TVPC Contribution Agreement, pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding. Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in TVPC. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.

(2)
Prior to the TVPC Contribution Agreement, the Logistics segment included 100% of the income from operations of TVPC, as TVPC was consolidated by PBFX. PBFX recorded net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) recorded equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For purposes of the Company’s Condensed Consolidated Financial Statements, PBF Holding’s equity income in investee and PBFX’s net income attributable to noncontrolling interest eliminated in consolidation.

(3)	The Logistics segment includes capital expenditures of $58.0 million for the acquisition of the Knoxville Terminals by PBFX on April 16, 2018.

(4)
Prior to the TVPC Contribution Agreement, the Logistics segment included 100% of the assets of TVPC, as TVPC was consolidated by PBFX. PBFX recorded noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) recorded an equity investment in TVPC reflecting its noncontrolling ownership interest. For purposes of the Company’s Condensed Consolidated Financial Statements, PBFX’s noncontrolling interest in TVPC and PBF Holding’s equity investment in TVPC eliminated in consolidation.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2019	2018	2019	2018
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(32.2)	$272.1	$197.0	$302.5
Less: Income allocated to participating securities	0.1	0.2	0.2	0.4
Income (loss) available to PBF Energy Inc. stockholders - basic	$(32.3)	$271.9	$196.8	$302.1
Denominator for basic net income (loss) per Class A common share - weighted average shares	119,181,845	112,875,813	119,885,386	111,853,774
Basic net income (loss) attributable to PBF Energy per Class A common share	$(0.27)	$2.41	$1.64	$2.70

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(32.3)	$271.9	$196.8	$302.1
Plus: Net income attributable to noncontrolling interest (1)	—	6.1	2.7	7.4
Less: Income tax expense on net income attributable to noncontrolling interest (1)	—	(1.5)	(0.7)	(1.9)
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(32.3)	$276.5	$198.8	$307.6

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	119,181,845	112,875,813	119,885,386	111,853,774
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	—	1,838,196	1,206,325	2,681,980
Common stock equivalents	—	1,695,264	928,733	1,214,173
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	119,181,845	116,409,273	122,020,444	115,749,927
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$(0.27)	$2.37	$1.63	$2.66

___________________________________________

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax benefit (expense) (based on a 26.5% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2019 and a 26.4% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2018) attributable to the converted units. During the three months ended June 30, 2019, the potential conversion of 1,206,325 PBF LLC Series A Units into PBF Energy Class A common stock were excluded from the denominator in computing diluted net income (loss) per share because including them would have had an anti-dilutive effect. As the potential conversion of the PBF LLC Series A Units and common stock equivalents were not included, the numerator used in the calculation of diluted net income (loss) per share was equal to the numerator used in the calculation of basic net income (loss) per share and does not include the net income (loss) and income tax attributable to the net income (loss) associated with the potential conversion of the PBF LLC Series A Units and common stock equivalents.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options, warrants and performance share units to purchase 6,833,973 and 6,012,867 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2019, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 12,500 and 233,250 shares of PBF Energy Class A common stock and PBF LLC Series A units because they were anti-dilutive for the three and six months ended June 30, 2018, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

18. SUBSEQUENT EVENTS
Dividend Declared
On August 1, 2019, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend is payable on August 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2019.
PBFX Distributions
On August 1, 2019, the Board of Directors of PBF GP announced a distribution of $0.515 per unit on outstanding common units of PBFX. The distribution is payable on August 30, 2019 to PBFX unitholders of record at the close of business on August 15, 2019.

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

PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of June 30, 2019. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2019, PBF LLC also holds a 48.2% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly-traded master limited partnership (“MLP”).

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2019, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of June 30, 2019, PBF Energy owned 119,915,672 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 1,206,325 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.0% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 1.0% of the voting power in us (99.0% and 1.0% as of December 31, 2018, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
Pending Martinez Acquisition
On June 11, 2019 (the “Execution Date”), PBF Holding entered into a definitive Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US (the "Seller"), to purchase the Martinez refinery and related logistics assets (collectively, the “Martinez Acquisition”). The obligations of PBF Holding under the Sale and Purchase Agreement have been guaranteed by the Company. The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion 157,000 bpd, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. The Martinez Acquisition is expected to further increase our total throughput capacity to over 1,000,000 bpd.
In addition to refining assets, the Martinez Acquisition includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
The purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on the date the transaction closes, plus inventory and working capital to be valued at closing. In addition, PBF Holding also has an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of a material adverse effect. Additionally, as a condition of closing, the assets must be operational in all material respects and in substantially the same condition and repair, ordinary wear and tear excepted, as of the Execution Date.
We expect to finance the transaction with a combination of cash on hand and debt. Following the expected completion of the Martinez Acquisition, our weighted average Nelson Complexity Index will increase to 12.8.

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
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases”
As disclosed in “Note 8 - Leases” of our Notes to Condensed Consolidated Financial Statements, prior to January 1, 2019, we accounted for leases under ASC 840 and did not record a right of use asset or corresponding lease liability for operating leases on our Condensed Consolidated Balance Sheets. We adopted ASC 842 using a modified retrospective approach, and elected the transition method to apply the new standard at the adoption date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840. Refer to “Note 8 - Leases” of our Notes to Condensed Consolidated Financial Statements.
PBF Energy Inc. Public Offering
On August 14, 2018, PBF Energy completed a public offering of an aggregate of 6,000,000 shares of Class A common stock for net proceeds of $287.3 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2018 Equity Offering”).

PBFX Assets and Transactions
PBFX’s assets consist of various logistics assets. Apart from business associated with certain third-party acquisitions, PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF Holding, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil, refined products and natural gas. These transactions are eliminated by PBF Energy and PBF LLC in consolidation.
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions and third-party acquisitions made by PBFX in the current or prior period are discussed below.
TVPC Acquisition
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in the Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC. The transaction was financed through a combination of proceeds from the PBFX Registered Direct Offering and borrowings under the PBFX Revolving Credit Facility (as defined below).
East Coast Storage Assets Acquisition
On July 16, 2018, PBFX entered into an agreement with Crown Point to purchase its wholly-owned subsidiary, CPI Operations LLC (“CPI”) for total consideration of approximately $127.0 million, including working capital and the Contingent Consideration, comprised of an initial payment at closing of $75.0 million with a remaining $32.0 million balance payable one year after closing. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility (as defined below). The East Coast Storage Assets Acquisition (all terms as defined in “Note 3 - Acquisitions” of our Notes to Condensed Consolidated Financial Statements) closed on October 1, 2018.
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
PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into an amended and restated credit facility (as amended, the “PBFX Revolving Credit Facility”) with Wells Fargo, National Association, as administrative agent, and a syndicate of lenders. The PBFX Revolving Credit Facility amended and restated the May 2014 PBFX Revolving Credit Facility to, among other things, increase the maximum commitment available to PBFX from $360.0 million to $500.0 million and extend the maturity date to July 2023. PBFX has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the May 2014 PBFX Revolving Credit Facility. The PBFX Revolving Credit Facility is guaranteed by a limited guaranty of collection from PBF LLC.
The outstanding balance under the PBFX Revolving Credit Facility was $251.0 million and $156.0 million as of June 30, 2019 and December 31, 2018, respectively.
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
There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2019 and December 31, 2018, respectively.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2019 and 2018 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenue and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$6,560.0	$7,444.1	$11,776.2	$13,246.9
Cost and expenses:
Cost of products and other	5,955.8	6,452.5	10,165.0	11,584.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	433.2	417.7	912.2	843.8
Depreciation and amortization expense	104.2	89.7	207.2	173.0
Cost of sales	6,493.2	6,959.9	11,284.4	12,601.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.6	58.7	111.2	121.5
Depreciation and amortization expense	2.9	2.6	5.7	5.3
Loss on sale of assets	0.8	0.6	0.8	0.7
Total cost and expenses	6,550.5	7,021.8	11,402.1	12,728.9

Income from operations	9.5	422.3	374.1	518.0
Other income (expense):
Change in fair value of catalyst leases	0.5	4.1	(2.6)	4.1
Interest expense, net	(42.1)	(43.4)	(81.6)	(86.6)
Other non-service components of net periodic benefit cost	—	0.2	(0.1)	0.5
Income (loss) before income taxes	(32.1)	383.2	289.8	436.0
Income tax (benefit) expense	(10.5)	95.5	70.0	106.5
Net income (loss)	(21.6)	287.7	219.8	329.5
Less: net income attributable to noncontrolling interests	10.6	15.6	22.8	27.0
Net income (loss) attributable to PBF Energy Inc. stockholders	$(32.2)	$272.1	$197.0	$302.5

Consolidated gross margin	$66.8	$484.2	$491.8	$645.5

Gross refining margin (1)	$526.5	$928.3	$1,459.0	$1,538.3

Net income (loss) available to Class A common stock per share:
Basic	$(0.27)	$2.41	$1.64	$2.70
Diluted	$(0.27)	$2.37	$1.63	$2.66

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$6,560.0	$7,444.1	$11,776.2	$13,246.9
Cost and expenses:
Cost of products and other	5,955.8	6,452.5	10,165.0	11,584.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	433.2	417.7	912.2	843.8
Depreciation and amortization expense	104.2	89.7	207.2	173.0
Cost of sales	6,493.2	6,959.9	11,284.4	12,601.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.2	58.2	110.5	120.8
Depreciation and amortization expense	2.9	2.6	5.7	5.3
Loss on sale of assets	0.8	0.6	0.8	0.7
Total cost and expenses	6,550.1	7,021.3	11,401.4	12,728.2

Income from operations	9.9	422.8	374.8	518.7

Other income (expense):
Change in fair value of catalyst leases	0.5	4.1	(2.6)	4.1
Interest expense, net	(44.5)	(45.4)	(86.0)	(90.6)
Other non-service components of net periodic benefit cost	—	0.2	(0.1)	0.5
Income (loss) before income taxes	(34.1)	381.7	286.1	432.7
Income tax expense (benefit)	1.8	(4.0)	(5.4)	(4.7)
Net income (loss)	(35.9)	385.7	291.5	437.4
Less: net income attributable to noncontrolling interests	11.1	9.4	20.1	19.6
Net income (loss) attributable to PBF Energy Company LLC	$(47.0)	$376.3	$271.4	$417.8

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Key Operating Information
Production (bpd in thousands)	854.2	866.1	796.7	831.2
Crude oil and feedstocks throughput (bpd in thousands)	854.1	866.6	798.9	833.3
Total crude oil and feedstocks throughput (millions of barrels)	77.7	78.8	144.6	150.8
Consolidated gross margin per barrel of throughput	$0.85	$6.14	$3.40	$4.28
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.10	$9.77	$7.85	$8.57
Refinery operating expense, per barrel of throughput	$5.27	$5.11	$5.97	$5.40

Crude and feedstocks (% of total throughput) (2)
Heavy	30%	38%	31%	37%
Medium	28%	28%	30%	31%
Light	26%	21%	25%	20%
Other feedstocks and blends	16%	13%	14%	12%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	49%	48%	48%	49%
Distillates and distillate blendstocks	31%	32%	32%	32%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	17%	17%	17%	16%
Total yield	100%	100%	100%	100%

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$68.96	$74.42	$66.16	$70.75
West Texas Intermediate (WTI) crude oil	$59.90	$68.02	$57.42	$65.52
Light Louisiana Sweet (LLS) crude oil	$67.04	$73.14	$64.75	$69.58
Alaska North Slope (ANS) crude oil	$68.29	$73.93	$66.37	$70.64
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.54	$14.96	$11.72	$13.90
WTI (Chicago) 4-3-1	$21.10	$17.56	$16.79	$14.74
LLS (Gulf Coast) 2-1-1	$12.65	$13.52	$11.29	$13.19
ANS (West Coast) 4-3-1	$22.96	$18.70	$18.33	$17.59
Crude Oil Differentials
Dated Brent (foreign) less WTI	$9.06	$6.40	$8.74	$5.23
Dated Brent less Maya (heavy, sour)	$7.27	$12.40	$5.69	$10.78
Dated Brent less WTS (sour)	$10.73	$14.78	$10.15	$10.20
Dated Brent less ASCI (sour)	$3.96	$5.09	$3.17	$4.84
WTI less WCS (heavy, sour)	$12.53	$18.26	$11.28	$22.17
WTI less Bakken (light, sweet)	$1.06	$0.39	$0.41	$0.70
WTI less Syncrude (light, sweet)	$(0.05)	$2.98	$(0.01)	$1.69
WTI less LLS (light, sweet)	$(7.14)	$(5.12)	$(7.33)	$(4.06)
WTI less ANS (light, sweet)	$(8.39)	$(5.91)	$(8.95)	$(5.12)
Natural gas (dollars per MMBTU)	$2.51	$2.85	$2.69	$2.82

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Overview— PBF Energy net loss was $21.6 million for the three months ended June 30, 2019 compared to net income of $287.7 million for the three months ended June 30, 2018. PBF LLC net loss was $35.9 million for the three months ended June 30, 2019 compared to net income of $385.7 million for the three months ended June 30, 2018. Net loss attributable to PBF Energy was $32.2 million, or $(0.27) per diluted share, for the three months ended June 30, 2019 ($(0.27) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $0.83 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $272.1 million, or $2.37 per diluted share, for the three months ended June 30, 2018 ($2.37 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.38 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income or loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 98.4% for the three months ended June 30, 2019 and 2018, respectively.

Our results for the three months ended June 30, 2019 were negatively impacted by a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $182.0 million, or $133.8 million net of tax. Our results for the three months ended June 30, 2018 were positively impacted by a pre-tax LCM inventory adjustment of approximately $158.0 million, or $116.3 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes and barrels sold across the majority of our refineries as a result of ongoing turnarounds, which were completed in the second quarter of 2019, despite stronger refining margins in the Mid-Continent and West Coast. Our results for the three months ended June 30, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the first half of the year.
Revenues— Revenues totaled $6.6 billion for the three months ended June 30, 2019 compared to $7.4 billion for the three months ended June 30, 2018, a decrease of approximately $0.9 billion, or 11.9%. Revenues per barrel were $74.24 and $80.39 for the three months ended June 30, 2019 and 2018, respectively, a decrease of 7.7% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 325,800 bpd, 163,200 bpd, 201,400 bpd and 163,700 bpd, respectively. For the three months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,900 bpd, 152,900 bpd, 188,500 bpd and 165,300 bpd, respectively. The throughput rates at our East Coast refineries were lower in the three months ended June 30, 2019 compared to the same period in 2018 due to planned downtime associated with the turnarounds of the crude unit at our Paulsboro refinery and coker at our Delaware City refinery, which were completed during the second quarter of 2019. Throughput rates in the Mid-Continent were higher in the three months ended June 30, 2019 compared to the same period in 2018 due to a planned turnaround at our Toledo refinery in the second quarter of the prior year. For the three months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,700 bpd, 171,800 bpd, 243,800 bpd and 196,800 bpd, respectively. For the three months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 401,100 bpd, 162,900 bpd, 250,000 bpd and 203,600 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $66.8 million for the three months ended June 30, 2019 compared to $484.2 million for the three months ended June 30, 2018, a decrease of approximately $417.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $526.5 million, or $6.76 per barrel of throughput for the three months ended June 30, 2019 compared to $928.3 million, or $11.77 per barrel of throughput for the three months ended June 30, 2018, a decrease of approximately $401.8 million. Gross refining margin excluding special items totaled $708.5 million or $9.10 per barrel of throughput for the three months ended June 30, 2019 compared to $770.3 million or $9.77 per barrel of throughput for the three months ended June 30, 2018, a decrease of $61.8 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $182.0 million on a net basis, resulting from the decrease in crude oil and refined product prices in comparison to the prices at the end of the first quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $158.0 million on a net basis in the second quarter of 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials and reduced throughput rates in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent and Gulf Coast and higher crack spreads in the Mid-Continent and West Coast.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $30.9 million for the three months ended June 30, 2019 in comparison to $39.2 million for the three months ended June 30, 2018.

Average industry margins were mixed during the three months ended June 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional inventory levels of gasoline and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our refining gross margin.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.54 per barrel, or 9.5% lower, in the three months ended June 30, 2019, as compared to $14.96 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya differential, which decreased by $5.13 per barrel in the three months ended June 30, 2019 as compared to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $12.53 per barrel in the three months ended June 30, 2019 compared to $18.26 in the same period in 2018, which unfavorably impacted our cost of heavy Canadian crude. This decrease was offset by improving WTI/Bakken differential, which increased $0.67 per barrel in the three months ended June 30, 2019 as compared to the same period in 2018.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $21.10 per barrel, or 20.2% higher, in the three months ended June 30, 2019 as compared to $17.56 per barrel in the same period in 2018. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $1.06 per barrel in the three months ended June 30, 2019, as compared to $0.39 per barrel in the same period in 2018. This increase was offset by tightening in the WTI/Syncrude differential, which averaged a premium of $0.05 per barrel during the three months ended June 30, 2019 as compared to a discount of $2.98 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.65 per barrel, or 6.4% lower, in the three months ended June 30, 2019 as compared to $13.52 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a declining WTI/LLS differential, which averaged a premium of $7.14 per barrel during the three months ended June 30, 2019 as compared to a premium of $5.12 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $22.96 per barrel, or 22.8% higher, in the three months ended June 30, 2019 as compared to $18.70 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $8.39 per barrel during the three months ended June 30, 2019 as compared to a premium of $5.91 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $433.2 million for the three months ended June 30, 2019 compared to $417.7 million for the three months ended June 30, 2018, an increase of $15.5 million, or 3.7%. Of the total $433.2 million of operating expenses for the three months ended June 30, 2019, $409.7 million, or $5.27 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $23.5 million related to expenses incurred by the Logistics segment ($402.7 million, or $5.11 per barrel, and $15.0 million of operating expenses for the three months ended June 30, 2018 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to higher outside service costs attributed to turnaround and maintenance activity. Operating expenses related to our Logistics segment increased when compared to the same period in 2018 primarily due to expenses related to the operations of PBFX’s recently acquired assets and higher environmental clean-up costs.

General and Administrative Expenses— General and administrative expenses totaled $53.6 million for the three months ended June 30, 2019 compared to $58.7 million for the three months ended June 30, 2018, a decrease of approximately $5.1 million or 8.7%. The decrease in general and administrative expenses for the three months ended June 30, 2019 in comparison to the three months ended June 30, 2018 is primarily related to lower employee related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on Sale of Assets— There was a net loss of $0.8 million on the sale of assets for the three months ended June 30, 2019 compared to a net loss of $0.6 million for the three months ended June 30, 2018, both of which were related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $107.1 million for the three months ended June 30, 2019 (including $104.2 million recorded within Cost of sales) compared to $92.3 million for the three months ended June 30, 2018 (including $89.7 million recorded within Cost of sales), an increase of $14.8 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2018.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $0.5 million for the three months ended June 30, 2019 compared to a gain of $4.1 million for the three months ended June 30, 2018. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— PBF Energy interest expense totaled $42.1 million for the three months ended June 30, 2019 compared to $43.4 million for the three months ended June 30, 2018, a decrease of approximately $1.3 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the three months ended June 30, 2019. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $44.5 million and $45.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively (inclusive of $2.4 million and $2.0 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0% and 98.4%, on a weighted-average basis for the three months ended June 30, 2019 and 2018, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2019 and 2018 was 24.6% and 26.0%, respectively, reflecting tax adjustments for discrete items during the quarters.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended June 30, 2019 and 2018 was approximately 1.0% and 1.6%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Overview— PBF Energy net income was $219.8 million for the six months ended June 30, 2019 compared to net income of $329.5 million for the six months ended June 30, 2018. PBF LLC net income was $291.5 million for the six months ended June 30, 2019 compared to net income of $437.4 million for the six months ended June 30, 2018. Net income attributable to PBF Energy stockholders was $197.0 million, or $1.63 per diluted share, for the six months ended June 30, 2019 ($1.63 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.33) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $302.5 million, or $2.66 per diluted share, for the six months ended June 30, 2018 ($2.66 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.10 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 97.6% for the six months ended June 30, 2019 and 2018, respectively.
Our results for the six months ended June 30, 2019 were positively impacted by a non-cash, pre-tax LCM inventory adjustment of approximately $324.0 million, or $238.3 million net of tax. Our results for the six months ended June 30, 2018 were positively impacted by a pre-tax LCM inventory adjustment of approximately $245.7 million, or $180.8 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes and barrels sold across our refineries, despite stronger refining margins in the Mid-Continent and West Coast. Our results for the six months ended June 30, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the first half of the year.

Revenues— Revenues totaled $11.8 billion for the six months ended June 30, 2019 compared to $13.2 billion for the six months ended June 30, 2018, a decrease of approximately $1.5 billion, or 11.1%. Revenues per barrel were $70.45 and $76.53 for the six months ended June 30, 2019 and 2018, respectively, a decrease of 7.9% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,500 bpd, 155,600 bpd, 183,100 bpd and 144,700 bpd, respectively. For the six months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 346,500 bpd, 138,000 bpd, 178,900 bpd and 169,900 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the six months ended June 30, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and the crude unit at our Paulsboro refinery, all of which were completed in the first half of 2019, and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were higher in the six months ended June 30, 2019 compared to the same period in 2018 due to a planned turnaround at our Toledo refinery in the first half of the prior year. Throughput rates at our Gulf Coast refinery were in line with the prior year. For the six months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 353,900 bpd, 164,900 bpd, 229,800 bpd and 174,900 bpd, respectively. For the six months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,000 bpd, 149,300 bpd, 232,400 bpd and 196,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $491.8 million for the six months ended June 30, 2019, compared to $645.5 million for the six months ended June 30, 2018, a decrease of approximately $153.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,459.0 million, or $10.08 per barrel of throughput for the six months ended June 30, 2019 compared to $1,538.3 million, or $10.20 per barrel of throughput for the six months ended June 30, 2018, a decrease of approximately $79.3 million. Gross refining margin excluding special items totaled $1,135.0 million or $7.85 per barrel of throughput for the six months ended June 30, 2019 compared to $1,292.6 million or $8.57 per barrel of throughput for the six months ended June 30, 2018, a decrease of $157.6 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $324.0 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended 2018 to the end of the second quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $245.7 million for the six months ended June 30, 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials and refining margins and reduced throughput rates in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent and Gulf Coast and stronger crack spreads in the Mid-Continent and West Coast.
Additionally, our results continue to be impacted by significant costs to comply with the RFS, although at a reduced level from the prior year. Total RFS costs were $60.4 million for the six months ended June 30, 2019 in comparison to $83.1 million for the six months ended June 30, 2018.
Average industry margins were mixed during the six months ended June 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional inventory levels of gasoline and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our gross refining margin.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $11.72 per barrel, or 15.7% lower, in the six months ended June 30, 2019, as compared to $13.90 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $5.09 per barrel and $0.29 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $11.28 per barrel in 2019 compared to $22.17 in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.79 per barrel, or 13.9% higher, in the six months ended June 30, 2019 as compared to $14.74 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a discount of $0.41 per barrel in the six months ended June 30, 2019, as compared to a discount of $0.70 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged a premium of $0.01 per barrel during the six months ended June 30, 2019 as compared to a discount of $1.69 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $11.29 per barrel, or 14.4% lower, in the six months ended June 30, 2019 as compared to $13.19 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $7.33 per barrel during the six months ended June 30, 2019 as compared to a premium of $4.06 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $18.33 per barrel, or 4.2% higher, in the six months ended June 30, 2019 as compared to $17.59 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $8.95 per barrel during the six months ended June 30, 2019 as compared to a premium of $5.12 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $912.2 million for the six months ended June 30, 2019 compared to $843.8 million for the six months ended June 30, 2018, an increase of approximately $68.4 million, or 8.1%. Of the total $912.2 million of operating expenses for the six months ended June 30, 2019, $863.1 million or $5.97 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $49.1 million related to expenses incurred by the Logistics segment ($814.1 million or $5.40 per barrel, and $29.7 million of operating expenses for the six months ended June 30, 2018 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to higher outside service costs attributed to turnaround and maintenance activity. Operating expenses related to our Logistics segment increased when compared to the same period in 2018 due to expenses related to the operations of PBFX’s recently acquired assets and higher environmental clean-up costs.
General and Administrative Expenses— General and administrative expenses totaled $111.2 million for the six months ended June 30, 2019 compared to $121.5 million for the six months ended June 30, 2018, a decrease of approximately $10.3 million or 8.5%. The decrease in general and administrative expenses for the six months ended June 30, 2019 in comparison to the six months ended June 30, 2018 primarily related to lower employee related expenses, including incentive compensation, partially offset by higher legal settlement costs. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on Sale of Assets— Net loss on sale of assets was $0.8 million for the six months ended June 30, 2019 compared to a loss of $0.7 million for the six months ended June 30, 2018. These losses are related to the sale of non-operating refinery assets.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $212.9 million for the six months ended June 30, 2019 (including $207.2 million recorded within Cost of sales) compared to $178.3 million for the six months ended June 30, 2018 (including $173.0 million recorded within Cost of sales), an increase of approximately $34.6 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds, which were completed in the first half of 2019.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.6 million for the six months ended June 30, 2019 compared to a gain of $4.1 million for the six months ended June 30, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— PBF Energy interest expense totaled $81.6 million for the six months ended June 30, 2019 compared to $86.6 million for the six months ended June 30, 2018, a decrease of approximately $5.0 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the six months ended June 30, 2019. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $86.0 million and $90.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively (inclusive of $4.4 million and $4.0 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0% and 97.6%, on a weighted-average basis for the six months ended June 30, 2019 and 2018, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the six months ended June 30, 2019 and 2018 was 26.2% and 26.0%, respectively.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2019 and 2018 was approximately 1.0% and 2.4%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items presented for the three and six months ended June 30, 2019 and June 30, 2018, respectively, relate to an LCM inventory adjustment. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles the Adjusted Fully-Converted results of PBF Energy with its results presented in accordance with GAAP for the three and six months ended June 30, 2019 and 2018 (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to PBF Energy Inc. stockholders	$(32.2)	$272.1	$197.0	$302.5
Less: Income allocated to participating securities	0.1	0.2	0.2	0.4
Income (loss) available to PBF Energy Inc. stockholders - basic	(32.3)	271.9	196.8	302.1
Add: Net income (loss) attributable to noncontrolling interest (1)	(0.5)	6.1	2.7	7.4
Less: Income tax benefit (expense) (2)	0.1	(1.5)	(0.7)	(1.9)
Adjusted fully-converted net income (loss)	$(32.7)	$276.5	$198.8	$307.6
Special Items: (3)
Add: Non-cash LCM inventory adjustment	182.0	(158.0)	(324.0)	(245.7)
Add: Recomputed income taxes on special items	(48.2)	41.7	85.7	64.9
Adjusted fully-converted net income (loss) excluding special items	$101.1	$160.2	$(39.5)	$126.8

Weighted-average shares outstanding of PBF Energy Inc.	119,181,845	112,875,813	119,885,386	111,853,774
Conversion of PBF LLC Series A Units (4)	1,206,325	1,838,196	1,206,325	2,681,980
Common stock equivalents (5)	1,501,569	1,695,264	928,733	1,214,173
Fully-converted shares outstanding-diluted	121,889,739	116,409,273	122,020,444	115,749,927

Diluted net income (loss) per share	$(0.27)	$2.37	$1.63	$2.66
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(0.27)	$2.37	$1.63	$2.66
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$0.83	$1.38	$(0.33)	$1.10
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

	Three Months Ended June 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$6,560.0	$84.40	$7,444.1	$94.40
Less: Cost of sales	6,493.2	83.55	6,959.9	88.26
Consolidated gross margin	$66.8	$0.85	$484.2	$6.14
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$66.8	$0.85	$484.2	$6.14
Add: PBFX operating expense	28.6	0.37	19.1	0.24
Add: PBFX depreciation expense	8.9	0.11	6.9	0.08
Less: Revenues of PBFX	(82.8)	(1.07)	(67.4)	(0.85)
Add: Refinery operating expense	409.7	5.27	402.7	5.11
Add: Refinery depreciation expense	95.3	1.23	82.8	1.05
Gross refining margin	$526.5	$6.76	$928.3	$11.77
Special items:
Add: Non-cash LCM inventory adjustment (3)	182.0	2.34	(158.0)	(2.00)
Gross refining margin excluding special items	$708.5	$9.10	$770.3	$9.77

	Six Months Ended June 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$11,776.2	$81.44	$13,246.9	$87.83
Less: Cost of sales	11,284.4	78.04	12,601.4	83.55
Consolidated gross margin	$491.8	$3.40	$645.5	$4.28
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$491.8	$3.40	$645.5	$4.28
Add: PBFX operating expense	58.5	0.40	37.1	0.25
Add: PBFX depreciation expense	17.6	0.12	13.4	0.09
Less: Revenues of PBFX	(161.6)	(1.12)	(131.4)	(0.87)
Add: Refinery operating expense	863.1	5.97	814.1	5.40
Add: Refinery depreciation expense	189.6	1.31	159.6	1.05
Gross refining margin	$1,459.0	$10.08	$1,538.3	$10.20
Special items:(3)
Add: Non-cash LCM inventory adjustment	(324.0)	(2.23)	(245.7)	(1.63)
Gross refining margin excluding special items	$1,135.0	$7.85	$1,292.6	$8.57
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
The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(21.6)	$287.7	$219.8	$329.5
Add: Depreciation and amortization expense	107.1	92.3	212.9	178.3
Add: Interest expense, net	42.1	43.4	81.6	86.6
Add: Income tax (benefit) expense	(10.5)	95.5	70.0	106.5
EBITDA	$117.1	$518.9	$584.3	$700.9
Special Items(3)
Add: Non-cash LCM inventory adjustment	182.0	(158.0)	(324.0)	(245.7)
EBITDA excluding special items	$299.1	$360.9	$260.3	$455.2

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$117.1	$518.9	$584.3	$700.9
Add: Stock-based compensation	12.0	7.9	20.0	13.0
Add: Net non-cash change in fair value of catalyst leases	(0.5)	(4.1)	2.6	(4.1)
Add: Non-cash LCM inventory adjustment (3)	182.0	(158.0)	(324.0)	(245.7)
Adjusted EBITDA	$310.6	$364.7	$282.9	$464.1
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

(2)
Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.5% and 26.4% for the 2019 and 2018 periods, respectively, applied to net income attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.

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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2019	2018
January 1,	$651.8	$300.5
March 31,	145.8	212.8
June 30,	327.8	54.8
The following table includes the corresponding impact of changes in the LCM inventory reserve on income from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Net LCM inventory adjustment (charge) benefit in income from operations	$(182.0)	$158.0	$324.0	$245.7
Net LCM inventory adjustment (charge) benefit in net income (loss)	(133.8)	116.3	238.3	180.8
Recomputed Income taxes on special items - The income tax impact on special items is calculated using the tax rates shown in (2) above.

(4)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and six months ended June 30, 2019 and 2018, respectively. Common stock equivalents exclude the effects of options, warrants and performance share units to purchase 6,833,973 and 6,012,867 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2019, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 12,500 and 233,250 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2018, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital needs, dividend payments, debt service requirements, and PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months, as well as to fund the pending Martinez Acquisition. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of June 30, 2019 with all covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash used in operating activities was $27.4 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $307.9 million for the six months ended June 30, 2018. Our operating cash flows for the six months ended June 30, 2019 included our net income of $219.8 million, depreciation and amortization of $218.4 million, deferred income taxes of $68.2 million, pension and other post-retirement benefits costs of $22.4 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $35.0 million, stock-based compensation of $20.0 million, changes in the fair value of our catalyst leases of $2.6 million and loss on sale of assets of $0.8 million, partially offset by a net non-cash benefit of $324.0 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected cash uses of $290.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2018 included our net income of $329.5 million, depreciation and amortization of $182.3 million, deferred income taxes of $105.7 million, pension and other post-retirement benefits costs of $23.7 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $2.5 million, stock-based compensation of $13.0 million, and a loss on sale of assets of $0.7 million, partially offset by a net non-cash benefit of $245.7 million relating to an LCM inventory adjustment and changes in the fair value of our catalyst leases of $4.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $99.7 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $501.9 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $365.2 million for the six months ended June 30, 2018. The net cash flows used in investing activities for the six months ended June 30, 2019 was comprised of cash outflows of $206.1 million for capital expenditures, expenditures for refinery turnarounds of $261.9 million, and expenditures for other assets of $33.9 million. Net cash used in investing activities for the six months ended June 30, 2018 was comprised of cash outflows of $115.7 million for capital expenditures, expenditures for refinery turnarounds of $179.2 million, expenditures for other assets of $12.3 million and expenditures for the acquisition of Knoxville Terminals by PBFX of $58.0 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $136.1 million for the six months ended June 30, 2019 compared to net cash used in financing activities of $37.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, net cash provided by financing activities consisted of $132.5 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $95.0 million, proceeds from insurance premium financing of $18.9 million, and proceeds from stock options exercised of $0.2 million, partially offset by distributions and dividends of $103.3 million, principal amortization payments of the PBF Rail Term Loan of $3.5 million, deferred financing costs and other of $1.1 million, net settlements of precious metals catalyst leases of $1.2 million, and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.4 million. Additionally, during the six months ended June 30, 2019, we borrowed and repaid $1,250.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the six months ended June 30, 2019. For the six months ended June 30, 2018, net cash used in financing activities consisted of distributions and dividends of $91.5 million, principal amortization payments of the PBF Rail Term Loan of $3.4 million, repayment of note payable of $2.4 million, net settlements of precious metals catalyst leases of $9.5 million, deferred financing costs of $13.0 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million, partially offset by net borrowings under the PBFX Revolving Credit Facility of $54.3 million, proceeds from insurance premium financing of $17.4 million and proceeds from stock options exercised of $11.7 million.
The cash flow activity of PBF LLC for the period ended June 30, 2019 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect repayments of the affiliate note payable with PBF Energy of $0.8 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended June 30, 2018 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect net proceeds from the affiliate note payable with PBF Energy of $40.3 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
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
Liquidity
As of June 30, 2019, our total liquidity was approximately $1,802.6 million, compared to total liquidity of approximately $1,677.4 million as of December 31, 2018. Our total liquidity is equal to the amount of excess availability under the Revolving Credit Facility, which includes our cash balance at June 30, 2019. In addition, as of June 30, 2019 PBFX had approximately $244.9 million of borrowing capacity under the PBFX Revolving Credit Facility in comparison to $340.0 million as of December 31, 2018. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and other general corporate purposes incurred by PBFX.
Working Capital
PBF Energy’s working capital at June 30, 2019 was $1,201.2 million, consisting of $3,599.0 million in total current assets and $2,397.8 million in total current liabilities. PBF Energy’s working capital at December 31, 2018 was $1,102.4 million, consisting of $3,236.9 million in total current assets and $2,134.5 million in total current liabilities. PBF LLC’s working capital at June 30, 2019 was $1,177.6 million, consisting of $3,598.6 million in total current assets and $2,421.0 million in total current liabilities. PBF LLC’s working capital at December 31, 2018 was $1,081.5 million, consisting of $3,235.1 million in total current assets and $2,153.6 million in total current liabilities.
Working capital has increased during the six months ended June 30, 2019 primarily as a result of the change in our LCM inventory adjustment, partially offset by capital expenditures, including turnaround costs, and dividends and distributions.
Capital Spending
Capital spending was $501.9 million for the six months ended June 30, 2019, which primarily included turnaround costs at our Torrance, Delaware City and Paulsboro refineries, safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $625.0 million to $675.0 million in net capital expenditures during 2019, excluding PBFX and any potential capital expenditures related to the pending Martinez Acquisition, for facility improvements and refinery maintenance and turnarounds, the majority of which were incurred during the first six months of 2019. Significant capital spending for the full year 2019, excluding PBFX, includes turnarounds of the coker at our Torrance refinery, the coker at our Delaware City refinery and the crude unit at our Paulsboro refinery, as well as expenditures to meet environmental and regulatory requirements. Capital spending plans also include strategic capital expenditures for the restart of the idled Chalmette refinery coker and the Delaware City refinery hydrogen plant. In addition, PBFX expects to spend an aggregate of approximately $30.0 million to $35.0 million in net capital expenditures during 2019.

As noted in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the Martinez refinery and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be valued at closing. In addition, PBF Holding also has an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery, as defined in the Sale and Purchase Agreement, for a period up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of any material adverse effects. We expect to finance the transaction through a combination of cash on hand and debt.
Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since the third quarter of 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. Notwithstanding the suspension, the recent U. S. sanctions imposed against PDVSA and Venezuela would prevent us from purchasing crude oil under this agreement. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
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
At June 30, 2019, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $450.1 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2019, other than outstanding letters of credit of approximately $283.7 million.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of June 30, 2019, PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $31.30 per share (the closing price on June 30, 2019) and that LIBOR were to be 1.85%, we estimate as of June 30, 2019 that the aggregate amount of these accelerated payments would have been approximately $327.2 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the six months ended June 30, 2019, PBF LLC made aggregate non-tax quarterly distributions of $72.7 million, or $0.30 per unit to its members, of which $71.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $71.9 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on both March 14, 2019 and May 30, 2019. In addition, during the six months ended June 30, 2019, PBF LLC made aggregate tax distributions to its members of $54.8 million, of which $53.2 million was made to PBF Energy.
On August 1, 2019, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend is payable on August 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2019. PBF LLC intends to make pro-rata distributions of approximately $36.3 million, or $0.30 per unit to its members, including PBF Energy, which in turn, intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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

As of June 30, 2019, the Company had $1,755.3 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $156.8 million, under the Revolving Credit Facility to fund its operations, if necessary. Accordingly, as of June 30, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX has paid, and intends to continue to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis, based on the number of common units outstanding as of June 30, 2019.
During the six months ended June 30, 2019, PBFX made quarterly cash distributions totaling $59.6 million of which $30.4 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On August 1, 2019, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.515 per unit on outstanding common units of PBFX. The distribution is payable on August 30, 2019 to PBFX common unitholders of record at the close of business on August 15, 2019.
As of June 30, 2019, PBFX had $4.1 million outstanding letters of credit and $244.9 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $20.0 million to fund its operations, if necessary. Accordingly, as of June 30, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unitholders.

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
At June 30, 2019 and December 31, 2018, we had gross open commodity derivative contracts representing 18.6 million barrels and 7.4 million barrels, respectively, with an unrealized net gain of $19.0 million and $7.2 million, respectively. The open commodity derivative contracts as of June 30, 2019 expire at various times during 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 31.8 million barrels and 30.5 million barrels at June 30, 2019 and December 31, 2018, respectively. The average cost of our hydrocarbon inventories was approximately $79.35 and $78.78 per barrel on a LIFO basis at June 30, 2019 and December 31, 2018, respectively, excluding the net impact of LCM inventory adjustments of approximately $327.8 million and $651.8 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 73 million MMBTUs of natural gas amongst our five refineries as of June 30, 2019. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $73.0 million.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $21.5 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $4.2 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $18.1 million at June 30, 2019. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.2 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2019. Based upon these evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect PBF Energy’s or PBF LLC’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, DNREC issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve this assessment in addition to other Notices of Violation (“NOVs”) and DNREC claims of noncompliance related to activities at the Delaware City Refinery that have occurred since June 1, 2010, including associated Title V Permit deviations. In addition, Delaware City Refining Company has reported to DNREC that measured levels of particulate matter emissions from certain coke management facilities have exceeded applicable permit standards. Delaware City Refining Company has instituted measures to improve the performance of these systems and believes that particulate matter emissions now comply with applicable standards. Delaware City Refining Company will conduct additional testing in late August 2019 to confirm this expectation. DNREC and Delaware City Refining Company have completed negotiations of a comprehensive settlement agreement to resolve all DNREC claims for air quality issues at the Delaware City Refinery through October 31, 2018, and for the particulate matter emission issue related to the coke management sources through the effective date of the agreement. The agreement, which is expected to be executed shortly, provides for resolution of DNREC’s claims, a penalty payment by Delaware City Refining Company of $950,000, and no admission of liability by Delaware City Refining Company with respect to the alleged air quality violations. The agreement will also result in modification and reissuance by DNREC of certain air quality permits for the refinery to resolve claims by Delaware City Refining Company objecting to certain prior permit conditions.
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under settlement agreement. DNREC has confirmed that Delaware City Refining Company has fully satisfied its obligations under the agreement, and therefore that the resolution of liability provided under the agreement has taken effect.

On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Superior Court on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action have filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, we received a letter from SCAQMD offering to settle this NOV for $515,250. On February 22, 2019, the SCAQMD reduced their settlement offer to $268,500 which the Torrance refinery accepted and paid on May 8, 2019 to resolve this NOV with the SCAQMD.
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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. Our opposition to the motion was filed on July 29, 2019. The hearing on Plaintiffs’ motion is currently scheduled for September 23, 2019. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties is currently scheduled for August 23, 2019. As this matter is in the class certification phase, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding Company LLC, PBFX Operating Company LLC, Chalmette Refining, L.L.C., two individual employees of the Chalmette Refinery (“the PBF Defendants”), two entities, PBF Consultants, LLC and PBF Investments, LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette Refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an Answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants, LLC and PBF Investments, LLC. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants, LLC and PBF Investments, LLC. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018:
Risks Relating to Our Business and Industry
Our announced Martinez Acquisition may not close when we expect, or at all, and may pose unforeseen risks and/or not have the benefits we expect.
On June 11, 2019, we entered into an agreement to purchase the Martinez refinery and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the second half of 2019, subject to satisfaction of customary closing conditions. There can be no assurance that we will complete the Martinez Acquisition under the terms set forth in the purchase agreement, or at all. We expect to finance the transaction through a combination of cash on hand and debt. The Martinez Acquisition is subject to numerous risks and uncertainties, including (i) the possibility that the announced acquisition will be delayed or will not close due to the failure of either party to satisfy the closing conditions, or for other reasons, (ii) the risk that the Martinez refinery will not be integrated into our company successfully or that expected benefits will not be realized and (iii) unforeseen liabilities associated with the Martinez Acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended June 30, 2019, 10,000 PBF LLC Series A Units were exchanged for 10,000 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 11, 2019 (File No. 001-35764)).

2.2**
Contribution Agreement dated as of April 24, 2019 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 26, 2019 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
———————

**
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	August 1, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	August 1, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)