Form 10-Q
period 2019-09-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2019-10-31
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑

As of October 28, 2019, PBF Energy Inc. had outstanding 119,843,868 shares of Class A common stock and 20 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in PBF Energy Company LLC as of September 30, 2019. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

This combined Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of September 30, 2019. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2019, PBF LLC also holds a 48.2% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources and expectations regarding future industry trends are forward-looking statements made under the safe harbor provisions of the PSLRA except to the extent such statements relate to the operations of a partnership or limited liability company. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products located at the Company’s storage tanks at the Paulsboro and Delaware City refineries and at the PBFX East Coast Storage Assets upon termination of these agreements (all terms as defined in “Note 3 - Acquisitions” and “Note 4 - Inventories” of our Notes to Condensed Consolidated Financial Statements);
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
•the impact of the recently enacted federal income tax legislation on our business;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $52.6 and $19.9, respectively)	$536.3	$597.3
Accounts receivable	879.8	718.2
Inventories	2,130.4	1,865.8
Prepaid and other current assets	56.4	55.6
Total current assets	3,602.9	3,236.9
Property, plant and equipment, net (PBFX: $856.2 and $862.1, respectively)	3,975.6	3,820.9
Deferred tax assets	—	48.5
Operating lease right of use assets	331.3	—
Deferred charges and other assets, net	1,007.6	899.1
Total assets	$8,917.4	$8,005.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$521.2	$488.4
Accrued expenses	1,699.6	1,623.6
Deferred revenue	13.1	20.1
Current operating lease liabilities	78.2	—
Current debt	—	2.4
Total current liabilities	2,312.1	2,134.5
Long-term debt (PBFX: $801.7 and $673.3, respectively)	2,064.3	1,931.3
Payable to related parties pursuant to Tax Receivable Agreement	373.5	373.5
Deferred tax liabilities	81.5	40.4
Long-term operating lease liabilities	252.1	—
Other long-term liabilities	279.6	277.2
Total liabilities	5,363.1	4,756.9
Commitments and contingencies (Note 7)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 119,902,824 shares outstanding at September 30, 2019, 119,874,191 shares outstanding at December 31, 2018	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 20 shares outstanding at September 30, 2019, 20 shares outstanding at December 31, 2018	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2019 and December 31, 2018	—	—
Treasury stock, at cost, 6,317,628 shares outstanding at September 30, 2019 and 6,274,261 shares outstanding at December 31, 2018	(162.2)	(160.8)
Additional paid in capital	2,806.8	2,633.8
Retained earnings	384.3	225.8
Accumulated other comprehensive loss	(21.3)	(22.4)
Total PBF Energy Inc. equity	3,007.7	2,676.5
Noncontrolling interest	546.6	572.0
Total equity	3,554.3	3,248.5
Total liabilities and equity	$8,917.4	$8,005.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,430.5	$7,646.3	$18,206.7	$20,893.2

Cost and expenses:
Cost of products and other	5,700.2	6,816.1	15,865.2	18,400.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	436.5	424.4	1,348.7	1,268.2
Depreciation and amortization expense	107.7	90.8	314.9	263.8
Cost of sales	6,244.4	7,331.3	17,528.8	19,932.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64.7	69.9	175.9	191.4
Depreciation and amortization expense	2.1	2.6	7.8	7.9
Gain on sale of assets	(32.6)	(43.8)	(31.8)	(43.1)
Total cost and expenses	6,278.6	7,360.0	17,680.7	20,088.9

Income from operations	151.9	286.3	526.0	804.3

Other income (expense):
Change in Tax Receivable Agreement liability	—	7.8	—	7.8
Change in fair value of catalyst leases	(3.8)	1.7	(6.4)	5.8
Interest expense, net	(39.7)	(42.3)	(121.3)	(128.9)
Other non-service components of net periodic benefit cost	(0.1)	0.3	(0.2)	0.8
Income before income taxes	108.3	253.8	398.1	689.8
Income tax expense	22.0	61.3	92.0	167.8
Net income	86.3	192.5	306.1	522.0
Less: net income attributable to noncontrolling interests	16.8	12.9	39.7	39.9
Net income attributable to PBF Energy Inc. stockholders	$69.5	$179.6	$266.4	$482.1

Weighted-average shares of Class A common stock outstanding
Basic	119,921,346	117,029,486	119,897,504	113,597,970
Diluted	121,589,179	120,405,315	121,871,864	117,375,170
Net income available to Class A common stock per share:
Basic	$0.58	$1.53	$2.22	$4.24
Diluted	$0.57	$1.50	$2.20	$4.16

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$86.3	$192.5	$306.1	$522.0
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.2	(0.1)	0.5	(0.3)
Net gain on pension and other post-retirement benefits	0.2	0.3	0.6	0.8
Total other comprehensive income	0.4	0.2	1.1	0.5
Comprehensive income	86.7	192.7	307.2	522.5
Less: comprehensive income attributable to noncontrolling interests	16.8	12.9	39.7	39.9
Comprehensive income attributable to PBF Energy Inc. stockholders	$69.9	$179.8	$267.5	$482.6

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2019	119,894,441	$0.1	20	$—	$2,800.4	$350.8	$(21.7)	6,315,761	$(162.2)	$545.7	$3,513.1
Comprehensive Income	—	—	—	—	—	69.5	0.4	—	—	16.8	86.7
Exercise of warrants and options	—	—		—	—	—	—	—	—	—	—
Taxes paid for net settlement of equity-based compensation	—	—	—	—	—	—	—	—	—	—	—
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(17.0)	(17.0)
Stock-based compensation	10,250	—	—	—	6.4	—	—	—	—	1.2	7.6
Dividends ($0.30 per common share)	—	—	—	—	—	(36.0)	—	—	—	—	(36.0)
Issuance of additional PBFX common units	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(1,867)	—	—	—	—	—	—	1,867	—	—	—
Other	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance, September 30, 2019	119,902,824	$0.1	20	$—	$2,806.8	$384.3	$(21.3)	6,317,628	$(162.2)	$546.6	$3,554.3

Balance, June 30, 2018	113,829,728	0.1	20	—	2,308.4	472.0	(25.1)	6,171,898	(153.6)	570.5	3,172.3
Comprehensive Income	—	—	—	—	—	179.6	0.2	—	—	12.9	192.7
Exercise of warrants and options	88,370	—		—	2.3	—	—	—	—	—	2.3
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(12.9)	(12.9)
Stock-based compensation	23,567	—	—	—	4.6	—	—	—	—	1.0	5.6
Dividends ($0.30 per common share)	—	—	—	—	—	(36.1)	—	—	—	—	(36.1)
Issuance of additional PBFX common units	—	—	—	—	28.6	—	—	—	—	6.3	34.9
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(0.4)	—	—	—	—	—	(0.4)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,584	—	—	—	—	—	—	—	—	—	—
August 2018 Equity Offering	6,000,000	—	—	—	287.3	—	—	—	—	—	287.3
Treasury stock purchases	(530)	—	—	—	0.4	—	—	530	(0.4)	—	—
Other	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2018	119,951,719	$0.1	20	$—	$2,631.2	$615.5	$(24.9)	6,172,428	$(154.0)	$577.4	$3,645.3

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive Income	—	—	—	—	—	266.4	1.1	—	—	39.7	307.2
Exercise of warrants and options	7,525	—	—	—	0.2	—	—	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(1.0)	—	—	—	—	—	(1.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.7)	(2.7)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(47.0)	(47.0)
Stock-based compensation	54,475	—	—	—	20.3	—	—	—	—	5.6	25.9
Dividends ($0.90 per common share)	—	—	—	—	—	(107.9)	—	—	—	—	(107.9)
Issuance of additional PBFX common units	—	—	—	—	152.0	—	—	—	—	(19.5)	132.5
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	0.1	—	—	—	—	—	0.1
Treasury stock purchases	(43,367)	—	—	—	1.4	—	—	43,367	(1.4)	—	—
Other	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance, September 30, 2019	119,902,824	$0.1	20	$—	$2,806.8	$384.3	$(21.3)	6,317,628	$(162.2)	$546.6	$3,554.3

Balance, December 31, 2017	110,565,531	$0.1	25	$—	$2,277.7	$236.8	$(25.4)	6,132,884	$(152.6)	$566.3	$2,902.9
Comprehensive Income	—	—	—	—	—	482.1	0.5	—	—	39.9	522.5
Exercise of warrants and options	691,286	—	—	—	14.0	—	—	—	—	—	14.0
Taxes paid for net settlement of equity-based compensation	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(36.5)	(36.5)
Stock-based compensation	35,811	—	—	—	14.1	—	—	—	—	4.5	18.6
Dividends ($0.90 per common share)	—	—	—	—	—	(103.4)	—	—	—	—	(103.4)
Issuance of additional PBFX common units	—	—	—	—	28.6	—	—	—	—	6.3	34.9
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(2.8)	—	—	—	—	—	(2.8)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2,698,635	—	(5)	—	—	—	—	—	—	—	—
August 2018 Equity Offering	6,000,000	—	—	—	287.3	—	—	—	—	—	287.3
Treasury stock purchases	(39,544)	—	—	—	1.4	—	—	39,544	(1.4)	—	—
Other	—	—	—	—	10.9	—	—	—	—	(1.1)	9.8
Balance, September 30, 2018	119,951,719	$0.1	20	$—	$2,631.2	$615.5	$(24.9)	6,172,428	$(154.0)	$577.4	$3,645.3

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$306.1	$522.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331.3	277.7
Stock-based compensation	28.4	18.6
Change in fair value of catalyst leases	6.4	(5.8)
Deferred income taxes	89.6	167.0
Change in Tax Receivable Agreement liability	—	(7.8)
Non-cash change in inventory repurchase obligations	11.4	10.7
Non-cash lower of cost or market inventory adjustment	(277.0)	(300.5)
Pension and other post-retirement benefit costs	33.6	35.6
Gain on sale of assets	(31.8)	(43.1)

Changes in operating assets and liabilities:
Accounts receivable	(161.6)	(115.3)
Inventories	12.4	(46.9)
Prepaid and other current assets	(2.0)	2.1
Accounts payable	56.8	(109.8)
Accrued expenses	85.0	318.8
Deferred revenue	(7.0)	4.2
Other assets and liabilities	(49.4)	(7.3)
Net cash provided by operating activities	$432.2	$720.2

Cash flows from investing activities:
Expenditures for property, plant and equipment	(309.0)	(192.2)
Expenditures for deferred turnaround costs	(282.6)	(201.0)
Expenditures for other assets	(38.2)	(16.9)
Acquisition of Knoxville Terminals by PBFX	—	(58.0)
Proceeds from sale of assets	36.3	48.3
Net cash used in investing activities	$(593.5)	$(419.8)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	$—	$287.3
Net proceeds from issuance of PBFX common units	132.5	34.9
Distributions to PBF Energy Company LLC members other than PBF Energy	(2.7)	(1.7)
Distributions to PBFX public unitholders	(45.8)	(35.5)
Dividend payments	(107.6)	(103.0)
Proceeds from revolver borrowings	1,350.0	—
Repayments of revolver borrowings	(1,350.0)	—
Repayment of note payable	—	(5.6)
Proceeds from PBFX revolver borrowings	228.0	64.0
Repayments of PBFX revolver borrowings	(101.0)	(43.7)
Repayments of PBF Rail Term Loan	(5.2)	(5.1)
Catalyst lease settlements	(3.5)	(9.5)
Proceeds from insurance premium financing	7.5	7.0
Proceeds from stock options exercised	0.2	14.0
Purchase of treasury stock	(1.5)	(1.4)
Deferred financing costs and other	(0.6)	(15.9)
Net cash provided by financing activities	$100.3	$185.8

Net (decrease) increase in cash and cash equivalents	(61.0)	486.2
Cash and cash equivalents, beginning of period	597.3	573.0
Cash and cash equivalents, end of period	$536.3	$1,059.2

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$34.9	$48.5
Assets acquired under operating leases	407.5	—
Assets acquired under finance leases	14.6	—
Cash paid during the period for:
Interest (net of capitalized interest of $13.8 and $6.5 in 2019 and 2018, respectively)	$81.9	$94.7
Income taxes	1.9	0.3

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $52.6 and $19.9, respectively)	$536.3	$596.0
Accounts receivable	878.7	718.2
Inventories	2,130.4	1,865.8
Prepaid and other current assets	56.4	55.1
Total current assets	3,601.8	3,235.1

Property, plant and equipment, net (PBFX: $856.2 and $862.1, respectively)	3,975.6	3,820.9
Operating lease right of use assets	331.3	—
Deferred charges and other assets, net	1,006.6	897.1
Total assets	$8,915.3	$7,953.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$521.2	$488.4
Accrued expenses	1,725.0	1,642.7
Deferred revenue	13.1	20.1
Current operating lease liabilities	78.2	—
Current debt	—	2.4
Total current liabilities	2,337.5	2,153.6

Long-term debt (PBFX: $801.7 and $673.3, respectively)	2,064.3	1,931.3
Affiliate note payable	378.4	326.1
Deferred tax liabilities	32.9	40.4
Long-term operating lease liabilities	252.1	—
Other long-term liabilities	279.6	277.2
Total liabilities	5,344.8	4,728.6

Commitments and contingencies (Note 7)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 1,206,325 and 1,206,325 issued and outstanding at September 30, 2019 and December 31, 2018, no par or stated value	20.2	20.2
Series C Units, 119,924,055 and 119,895,422 issued and outstanding at September 30, 2019 and December 31, 2018, no par or stated value	2,182.7	2,009.8
Treasury stock, at cost	(162.2)	(160.8)
Retained earnings	1,114.0	914.3
Accumulated other comprehensive loss	(22.8)	(23.9)
Total PBF Energy Company LLC equity	3,131.9	2,759.6
Noncontrolling interest	433.5	459.8
Total equity	3,565.4	3,219.4
Total liabilities, Series B units and equity	$8,915.3	$7,953.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,430.5	$7,646.3	$18,206.7	$20,893.2

Cost and expenses:
Cost of products and other	5,700.2	6,816.1	15,865.2	18,400.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	436.5	424.4	1,348.7	1,268.2
Depreciation and amortization expense	107.7	90.8	314.9	263.8
Cost of sales	6,244.4	7,331.3	17,528.8	19,932.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64.3	69.6	174.8	190.4
Depreciation and amortization expense	2.1	2.6	7.8	7.9
Gain on sale of assets	(32.6)	(43.8)	(31.8)	(43.1)
Total cost and expenses	6,278.2	7,359.7	17,679.6	20,087.9

Income from operations	152.3	286.6	527.1	805.3

Other income (expense):
Change in fair value of catalyst leases	(3.8)	1.7	(6.4)	5.8
Interest expense, net	(42.3)	(44.5)	(128.3)	(135.1)
Other non-service components of net periodic benefit cost	(0.1)	0.3	(0.2)	0.8
Income before income taxes	106.1	244.1	392.2	676.8
Income tax benefit	(2.0)	(0.8)	(7.4)	(5.5)
Net income	108.1	244.9	399.6	682.3
Less: net income attributable to noncontrolling interests	16.0	10.5	36.1	30.1
Net income attributable to PBF Energy Company LLC	$92.1	$234.4	$363.5	$652.2

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$108.1	$244.9	$399.6	$682.3
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.2	(0.1)	0.5	(0.3)
Net gain on pension and other post-retirement benefits	0.2	0.3	0.6	0.8
Total other comprehensive income	0.4	0.2	1.1	0.5
Comprehensive income	108.5	245.1	400.7	682.8
Less: comprehensive income attributable to noncontrolling interests	16.0	10.5	36.1	30.1
Comprehensive income attributable to PBF Energy Company LLC	$92.5	$234.6	$364.6	$652.7

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, June 30, 2019	1,206,325	$20.2	119,915,672	$2,176.4	$(23.2)	$1,058.2	$433.0	$(162.2)	$3,502.4
Comprehensive Income	—	—	—	—	0.4	92.1	16.0	—	108.5
Exercise of Series A warrants and options, net	—	—	—	(0.1)	—	—	—	—	(0.1)
Distribution to members	—	—	—	—	—	(36.3)	(17.0)	—	(53.3)
Stock-based compensation	—	—	10,250	6.4	—	—	1.2	—	7.6
Treasury stock purchases	—	—	(1,867)	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.3	—	0.3
Balance, September 30, 2019	1,206,325	$20.2	119,924,055	$2,182.7	$(22.8)	$1,114.0	$433.5	$(162.2)	$3,565.4

Balance, June 30, 2018	1,206,325	19.5	113,850,959	1,682.8	(26.6)	1,266.8	454.6	(153.6)	3,243.5
Comprehensive Income	—	—	—	—	0.2	234.4	10.5	—	245.1
Exercise of Series A warrants and options, net	10,584	(0.5)	88,370	—	—	—	—	—	(0.5)
Exchange of Series A units for PBF Energy Class A common stock	(10,584)	—	10,584	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.4)	(12.9)	—	(49.3)
Issuance of additional PBFX common units	—	—	—	28.6	—	—	6.3	—	34.9
Stock-based compensation	—	—	23,567	4.6	—	—	1.0	—	5.6
Issuance of Series C units in connection with the August 2018 Equity Offering	—	—	6,000,000	287.3	—	—	—	—	287.3
Treasury stock purchases	—	—	(530)	0.4	—	—	—	(0.4)	—
Other	—	—	—	0.4	—	—	(0.1)	—	0.3
Balance, September 30, 2018	1,206,325	$19.0	119,972,950	$2,004.1	$(26.4)	$1,464.8	$459.4	$(154.0)	$3,766.9

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive Income	—	—	—	—	1.1	363.5	36.1	—	400.7
Exercise of Series A warrants and options, net	10,000	0.1	7,525	(0.9)	—	—	—	—	(0.8)
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(163.8)	(47.0)	—	(210.8)
Issuance of additional PBFX common units	—	—	—	152.0	—	—	(19.5)	—	132.5
Stock-based compensation	—	—	54,475	20.3	—	—	5.6	—	25.9
Treasury stock purchases	—	—	(43,367)	1.4	—	—	—	(1.4)	—
Other	—	—	—	—	—	—	(1.5)	—	(1.5)
Balance, September 30, 2019	1,206,325	$20.2	119,924,055	$2,182.7	$(22.8)	$1,114.0	$433.5	$(162.2)	$3,565.4

Balance, December 31, 2017	3,767,464	40.1	110,586,762	1,655.0	(26.9)	906.8	456.1	(152.6)	2,878.5
Comprehensive Income	—	—	—	—	0.5	652.2	30.1	—	682.8
Exercise of Series A warrants and options, net	137,496	(3.8)	691,286	—	—	—	—	—	(3.8)
Exchange of Series A units for PBF Energy Class A common stock	(2,698,635)	(17.3)	2,698,635	17.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(105.1)	(36.5)	—	(141.6)
Issuance of additional PBFX common units	—	—	—	28.6	—	—	6.3	—	34.9
Stock-based compensation	—	—	35,811	14.1	—	—	4.5	—	18.6
Issuance of Series C units in connection with the August 2018 Equity Offering	—	—	6,000,000	287.3	—	—	—	—	287.3
Treasury stock purchases	—	—	(39,544)	1.4	—	—	—	(1.4)	—
Other	—	—	—	0.4	—	10.9	(1.1)	—	10.2
Balance, September 30, 2018	1,206,325	$19.0	119,972,950	$2,004.1	$(26.4)	$1,464.8	$459.4	$(154.0)	$3,766.9

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$399.6	$682.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331.3	277.7
Stock-based compensation	28.4	18.6
Change in fair value of catalyst leases	6.4	(5.8)
Deferred income taxes	(7.5)	(5.5)
Non-cash change in inventory repurchase obligations	11.4	10.7
Non-cash lower of cost or market inventory adjustment	(277.0)	(300.5)
Pension and other post-retirement benefit costs	33.6	35.5
Gain on sale of assets	(31.8)	(43.1)

Changes in operating assets and liabilities:
Accounts receivable	(160.5)	(115.3)
Inventories	12.4	(46.9)
Prepaid and other current assets	(2.6)	(9.7)
Accounts payable	56.8	(110.0)
Accrued expenses	91.3	317.2
Deferred revenue	(7.0)	4.2
Other assets and liabilities	(50.5)	(10.4)
Net cash provided by operating activities	$434.3	$699.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(309.0)	(192.2)
Expenditures for deferred turnaround costs	(282.6)	(201.0)
Expenditures for other assets	(38.2)	(16.9)
Acquisition of Knoxville Terminals by PBFX	—	(58.0)
Proceeds from sale of assets	36.3	48.3
Net cash used in investing activities	$(593.5)	$(419.8)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of PBF LLC Series C units	$—	$287.3
Net proceeds from issuance of PBFX common units	132.5	34.9
Distributions to PBF Energy Company LLC members	(110.3)	(104.7)
Distributions to PBFX public unitholders	(45.8)	(35.5)
Proceeds from revolver borrowings	1,350.0	—
Repayments of revolver borrowings	(1,350.0)	—
Repayment of note payable	—	(5.6)
Proceeds from PBFX revolver borrowings	228.0	64.0
Repayments of PBFX revolver borrowings	(101.0)	(43.7)
Repayments of PBF Rail Term Loan	(5.2)	(5.1)
Catalyst lease settlements	(3.5)	(9.5)
Proceeds from insurance premium financing	7.5	7.0
Affiliate note payable with PBF Energy Inc.	(0.8)	44.1
Proceeds from stock options exercised	0.1	0.2
Repurchase of treasury stock	(1.5)	(1.4)
Deferred financing costs and other	(0.5)	(15.9)
Net cash provided by financing activities	$99.5	$216.1

Net (decrease) increase in cash and cash equivalents	(59.7)	495.3
Cash and cash equivalents, beginning of period	596.0	562.0
Cash and cash equivalents, end of period	$536.3	$1,057.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$34.9	$48.5
Assets acquired under operating leases	407.5	—
Assets acquired under finance leases	14.6	—
Affiliate note payable related to PBF LLC member distributions	53.2	—
Cash paid during the period for:
Interest (net of capitalized interest of $13.8 and $6.5 in 2019 and 2018, respectively)	$81.9	$94.7
Income taxes	1.0	0.3

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
PBF Energy holds a 99.0% economic interest in PBF LLC as of September 30, 2019 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 1.0% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of September 30, 2019, PBF Energy held 119,924,055 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 1,206,325 PBF LLC Series A Units.
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
As of September 30, 2019, PBF LLC also held a 48.2% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 9 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy Inc. and PBF Energy Company LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
In 2019, the Company has changed its presentation from thousands to millions, as applicable, and as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Torrance Land Sale
During the three months ended September 30, 2019, the Company closed on a third party sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $33.1 million included within Gain on sale of assets in the Condensed Consolidated Statements of Operations.
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (Accounting Standards Codification “ASC” 842) to increase the transparency and comparability of leases. ASC 842 supersedes the lease accounting guidance in ASC 840 - “Leases” (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retains the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Condensed Consolidated Balance Sheets of approximately $250.0 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings. See “Note 8 - Leases” for further details.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. As a result, non-employee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenues from Contracts with Customers (“ASC 606”). The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and early adoption is permitted for all entities.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of September 30, 2019, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of September 30, 2019, PBF LLC held a 48.2% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 51.8% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. On February 28, 2019, PBFX closed on the transaction contemplated by the Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS
East Coast Storage Assets Acquisition
On October 1, 2018, PBFX closed the acquisition of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by a purchase and sale agreement dated as of July 16, 2018 between PBFX and Crown Point International, LLC (“Crown Point”). Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”), which recommenced operations on October 25, 2019.
The aggregate purchase price for the East Coast Storage Assets Acquisition was $127.0 million, including working capital and Contingent Consideration, which was comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million that was paid one year after closing on October 1, 2019. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the amended and restated PBFX revolving credit facility (the “PBFX Revolving Credit Facility”). The final purchase price and fair value allocation were completed as of September 30, 2019.
PBFX accounted for the East Coast Storage Assets Acquisition as a business combination in accordance with GAAP whereby PBFX recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition.
The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

(in millions)	Purchase Price
Gross purchase price*	$105.9
Working capital adjustments	—
Contingent Consideration**	21.1
Total consideration	$127.0
* Includes $30.9 million net present value payable of $32.0 million due to Crown Point one year after closing, which is included in “Accrued expenses” on the Condensed Consolidated Balance Sheets. The remaining $32.0 million payment was paid in full on October 1, 2019.
** The Contingent Consideration is included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value Allocation
Accounts receivable	$0.4
Prepaid and other current assets	0.6
Property, plant and equipment	115.6
Intangible assets*	13.3
Accounts payable	(0.9)
Accrued expenses	(1.3)
Other long-term liabilities	(0.7)
Fair value of net assets acquired	$127.0
* Intangible assets are included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The East Coast Storage Asset Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the purchase and sale agreement, PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. PBFX recorded the Contingent Consideration based on its estimated fair value of $21.1 million at acquisition date, which was recorded within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.
The Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2019 include the results of operations of the East Coast Storage Assets subsequent to the East Coast Storage Assets Acquisition. The same period in 2018 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of the Company, assuming the acquisition had occurred on January 1, 2017, for the period indicated, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the East Coast Storage Assets Acquisition and interest expense associated with the related financing.

Nine Months Ended September 30, 2018
(Unaudited, in millions)
PBF Energy
Pro forma revenues	$20,910.6
Pro forma net income attributable to PBF Energy Inc. stockholders	479.6

PBF LLC
Pro forma revenues	$20,910.6
Pro forma net income attributable to PBF LLC	648.8

Acquisition Expenses
The Company incurred acquisition-related costs of $4.2 million and $7.5 million for the three and nine months ended September 30, 2019, respectively. The Company incurred acquisition-related costs of $0.8 million and $2.0 million for the three and nine months ended September 30, 2018, respectively. Acquisition-related costs consist primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

September 30, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,065.6	$20.4	$1,086.0
Refined products and blendstocks	1,034.0	266.8	1,300.8
Warehouse stock and other	118.4	—	118.4
	$2,218.0	$287.2	$2,505.2
Lower of cost or market adjustment	(292.4)	(82.4)	(374.8)
Total inventories	$1,925.6	$204.8	$2,130.4

December 31, 2018
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,044.8	$—	$1,044.8
Refined products and blendstocks	1,026.9	334.8	1,361.7
Warehouse stock and other	111.1	—	111.1
	$2,182.8	$334.8	$2,517.6
Lower of cost or market adjustment	(557.2)	(94.6)	(651.8)
Total inventories	$1,625.6	$240.2	$1,865.8

Inventory under inventory intermediation agreements includes crude oil, intermediate and certain finished products purchased or produced by the Paulsboro and Delaware City refineries and sold to counterparties in connection with the amended and restated inventory intermediation agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets, (collectively the “Storage Tanks”).
During the three months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $47.0 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $327.8 million at June 30, 2019 to $374.8 million at September 30, 2019. During the nine months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $277.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $374.8 million at September 30, 2019.
At September 30, 2018 the replacement value of inventories exceeded the LIFO carrying value by approximately $12.0 million. During the three months ended September 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $54.8 million, reflecting no LCM reserve as of September 30, 2018 in comparison to an LCM reserve of $54.8 million at June 30, 2018. During the nine months ended September 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $300.5 million, reflecting no LCM reserve as of September 30, 2018 in comparison to an LCM reserve of $300.5 million at December 31, 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	September 30, 2019	December 31, 2018
Inventory-related accruals	$993.5	$846.3
Inventory intermediation agreements	241.5	249.4
Excise and sales tax payable	116.7	149.4
Accrued transportation costs	66.6	53.6
Renewable energy credit and emissions obligations	46.2	27.1
Accrued interest	43.1	12.1
Accrued utilities	38.9	49.8
Deferred payment - East Coast Storage Assets Acquisition	32.0	30.9
Accrued capital expenditures	29.3	60.6
Accrued salaries and benefits	26.3	89.8
Accrued refinery maintenance and support costs	23.4	19.0
Environmental liabilities	9.3	7.0
Customer deposits	4.1	5.6
Other	28.7	23.0
Total accrued expenses	$1,699.6	$1,623.6

PBF LLC (in millions)	September 30, 2019	December 31, 2018
Inventory-related accruals	$993.5	$846.3
Inventory intermediation agreements	241.5	249.4
Excise and sales tax payable	116.7	149.4
Accrued interest	67.9	29.9
Accrued transportation costs	66.6	53.6
Renewable energy credit and emissions obligations	46.2	27.1
Accrued utilities	38.9	49.8
Deferred payment - East Coast Storage Assets Acquisition	32.0	30.9
Accrued capital expenditures	29.3	60.6
Accrued salaries and benefits	26.3	89.8
Accrued refinery maintenance and support costs	23.4	19.0
Environmental liabilities	9.3	7.0
Customer deposits	4.1	5.6
Other	29.3	24.3
Total accrued expenses	$1,725.0	$1,642.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase certain crude oil, intermediate and finished products (the “Products”) that are held in the Company’s Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2019 and December 31, 2018, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

6. AFFILIATE NOTE PAYABLE - PBF LLC
As of September 30, 2019 and December 31, 2018, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $378.4 million and $326.1 million, respectively. During the second quarter of 2019, the note payable was amended to extend the maturity date from April 2020 to April 2030. The note has an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $123.2 million as of September 30, 2019 ($130.8 million as of December 31, 2018), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The accrued environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $136.7 million and $144.2 million at September 30, 2019 and December 31, 2018, respectively, of which $127.4 million and $137.2 million, respectively, were classified as Other long-term liabilities. These accruals include remediation and monitoring costs, related to the Torrance refinery, as discussed above, and other operating assets, expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
During the first quarter of 2019, PBFX notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source was immediately initiated. PBFX is working on a remedial investigation and action plan with the state agency.  Although response activities are nearly complete, remediation costs will not be finalized until the action plan is complete.  Incremental costs are not expected to be material to the Company.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of September 30, 2019 (99.0% as of December 31, 2018). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of September 30, 2019, PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million ($373.5 million as of December 31, 2018) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

8. LEASES
The Company leases office space, office equipment, refinery facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Interest expense for finance leases is incurred based on the carrying value of the lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
The Company does not separate lease and nonlease components of contracts for any of its asset classes. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset is operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of September 30, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019:

(in millions)	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$331.3
Finance lease assets	Deferred charges and other assets, net	13.8
Total lease right of use assets		$345.1

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$78.2
Finance lease liabilities	Accrued expenses	1.1
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	252.1
Finance lease liabilities	Other long-term liabilities	13.1
Total lease liabilities		$344.5

Lease Costs
The table below presents certain information related to costs for the Company’s leases for the three and nine months ended September 30, 2019:

Lease Costs (in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of total lease cost:
Finance lease cost
Amortization of right of use assets	$0.3	$0.7
Interest on lease liabilities	0.3	0.5
Operating lease cost	28.4	80.6
Short-term lease cost	22.4	70.8
Variable lease cost	2.0	5.5
Total lease cost	$53.4	$158.1

There were no net gains or losses on any sale-leaseback transactions for the three and nine months ended September 30, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below presents supplemental cash flow information related to leases for the nine months ended September 30, 2019 (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$81.3
Operating cash flows for finance leases	0.5
Financing cash flows for finance leases	0.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	172.1

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2019:

Weighted average remaining lease term - operating leases	12.5 years
Weighted average remaining lease term - finance leases	9.5 years

Weighted average discount rate - operating leases	7.43%
Weighted average discount rate - finance leases	6.83%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019:

Amounts due within twelve months of September 30, (in millions)	Finance Leases	Operating Leases
2019	$2.0	$100.1
2020	2.0	69.2
2021	2.0	42.8
2022	2.0	35.3
2023	2.0	30.6
Thereafter	9.4	242.3
Total minimum lease payments	19.4	520.3
Less: effect of discounting	5.2	190.0
Present value of future minimum lease payments	14.2	330.3
Less: current obligations under leases	1.1	78.2
Long-term lease obligations	$13.1	$252.1

As of September 30, 2019, the Company has entered certain leases that have not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future lease payments estimated to total approximately $212.6 million, expected to commence in the second quarter of 2020. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.0% as of September 30, 2019 and December 31, 2018, respectively.
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
The noncontrolling interest ownership percentages in PBF LLC as of September 30, 2019 and December 31, 2018 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2018	1,206,325	119,874,191	121,080,516
	1.0%	99.0%	100.0%
September 30, 2019	1,206,325	119,902,824	121,109,149
	1.0%	99.0%	100.0%
——————————

*	Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 48.2% limited partner interest in PBFX with the remaining 51.8% limited partner interest owned by the public common unitholders as of September 30, 2019. PBF LLC is also the sole member of PBF GP, the general partner of PBFX. As noted in “Note 2 - PBF Logistics LP”, pursuant to the IDR Restructuring, the IDRs held by PBF LLC were canceled and converted into newly issued common units. In addition, PBFX issued 6,585,500 common units to certain institutional investors in connection with the PBFX Registered Direct Offering on April 29, 2019.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBFX as of December 31, 2018, the closing of the PBFX Registered Direct Offering and September 30, 2019 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2018	25,395,032	19,953,631	45,348,663
	56.0%	44.0%	100.0%
April 29, 2019 - PBFX Registered Direct Offering	32,047,718	29,953,631	62,001,349
	51.7%	48.3%	100.0%
September 30, 2019	32,157,201	29,953,631	62,110,832
	51.8%	48.2%	100.0%

Noncontrolling Interest in PBF Holding
In connection with the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In both the three and nine months ended September 30, 2019 and 2018 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.2 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2019 and 2018, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	267.5	3.6	0.1	36.0	307.2
Dividends and distributions	(107.9)	(2.7)	—	(47.0)	(157.6)
Issuance of additional PBFX common units	152.0	—	—	(19.5)	132.5
Stock-based compensation	20.3	—	—	5.6	25.9
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Other	(0.9)	—	—	(1.5)	(2.4)
Balance at September 30, 2019	$3,007.7	$113.1	$11.0	$422.5	$3,554.3

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336.6	$110.2	$10.8	$445.3	$2,902.9
Comprehensive income	482.6	9.8	—	30.1	522.5
Dividends and distributions	(103.4)	(1.7)	—	(36.5)	(141.6)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	(2.8)	—	—	—	(2.8)
Stock-based compensation	14.1	—	—	4.5	18.6
Issuance of additional PBFX common units	28.6	—	—	6.3	34.9
August 2018 Equity Offering	287.3	—	—	—	287.3
Exercise of PBF LLC and PBF Energy options and warrants, net	14.0	(0.3)	—	—	13.7
Other	10.9	—	—	(1.1)	9.8
Balance at September 30, 2018	$3,067.9	$118.0	$10.8	$448.6	$3,645.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the nine months ended September 30, 2019 and 2018, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	364.6	0.1	36.0	400.7
Dividends and distributions	(163.8)	—	(47.0)	(210.8)
Exercise of PBF LLC options and warrants, net	(0.8)	—	—	(0.8)
Issuance of additional PBFX common units	152.0	—	(19.5)	132.5
Stock-based compensation	20.3	—	5.6	25.9
Other	—	—	(1.5)	(1.5)
Balance at September 30, 2019	$3,131.9	$11.0	$422.5	$3,565.4

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422.4	$10.8	$445.3	$2,878.5
Comprehensive income	652.7	—	30.1	682.8
Dividends and distributions	(105.1)	—	(36.5)	(141.6)
Issuance of Series C units in connection with the August 2018 Equity Offering	287.3	—	—	287.3
Issuance of additional PBFX common units	28.6	—	6.3	34.9
Stock-based compensation	14.1	—	4.5	18.6
Exercise of PBF LLC and PBF Energy options and warrants, net	(3.8)	—	—	(3.8)
Other	11.3	—	(1.1)	10.2
Balance at September 30, 2018	$3,307.5	$10.8	$448.6	$3,766.9

10. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2019, PBF LLC made an aggregate non-tax quarterly distribution of $109.0 million, or $0.30 per unit to its members, of which $107.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $107.9 million to pay a quarterly cash dividend of $0.30 per share of Class A common stock on March 14, 2019, May 30, 2019 and August 30, 2019. In addition, during the nine months ended September 30, 2019, PBF LLC made aggregate tax distributions to its members of $54.8 million, of which $53.2 million was made to PBF Energy.

With respect to distributions paid during the nine months ended September 30, 2019, PBFX paid a distribution on outstanding common units of $0.505 per unit on March 14, 2019, $0.510 per unit on May 30, 2019 and 0.515 per unit on August 30, 2019, of which $45.8 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$10.9	$11.9	$32.7	$35.5
Interest cost	2.0	1.5	6.2	4.3
Expected return on plan assets	(2.3)	(2.2)	(7.1)	(6.4)
Amortization of prior service cost and actuarial loss	0.1	0.1	0.2	0.3
Net periodic benefit cost	$10.7	$11.3	$32.0	$33.7

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$0.2	$0.4	$0.7	$0.9
Interest cost	0.2	0.1	0.5	0.5
Amortization of prior service cost and actuarial loss	0.1	0.2	0.4	0.5
Net periodic benefit cost	$0.5	$0.7	$1.6	$1.9

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

	Three Months Ended September 30,
(in millions)	2019	2018
Refining Segment:
Gasoline and distillates	$5,658.6	$6,227.5
Asphalt and blackoils	321.3	544.9
Feedstocks and other	188.1	552.3
Chemicals	183.0	243.1
Lubricants	71.1	74.1
Total	6,422.1	7,641.9
Logistics Segment:
Logistics	86.4	70.6
Total revenues prior to eliminations	6,508.5	7,712.5
Elimination of intercompany revenues	(78.0)	(66.2)
Total Revenues	$6,430.5	$7,646.3

	Nine Months Ended September 30,
(in millions)	2019	2018
Refining Segment:
Gasoline and distillates	$15,662.3	$17,563.6
Asphalt and blackoils	1,206.1	1,251.0
Feedstocks and other	592.7	1,193.7
Chemicals	512.3	621.8
Lubricants	209.3	250.5
Total	18,182.7	20,880.6
Logistics Segment:
Logistics	248.0	203.4
Total revenues prior to eliminations	18,430.7	21,084.0
Elimination of intercompany revenues	(224.0)	(190.8)
Total Revenues	$18,206.7	$20,893.2

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
The Company’s logistics segment revenues are generated by charging fees for crude oil and refined products terminaling, storage and pipeline services based on the greater of contractual minimum volume commitments, as applicable, or the delivery of actual volumes based on contractual rates applied to throughput or storage volumes. A majority of the Company’s logistics revenues are generated by intercompany transactions and are eliminated in consolidation.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $13.1 million and $20.1 million as of September 30, 2019 and December 31, 2018, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

13. INCOME TAXES
PBF Energy files federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.0% as of September 30, 2019 and December 31, 2018, respectively). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Ltd, that are treated as C-Corporations for income tax purposes.
The reported income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Current income tax expense	$0.6	$—	$2.4	$0.8
Deferred income tax expense	21.4	61.3	89.6	167.0
Total income tax expense	$22.0	$61.3	$92.0	$167.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision at Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.4%	5.6%	5.5%	5.9%
Nondeductible/nontaxable items	—%	(0.5)%	0.5%	(0.1)%
Rate differential from foreign jurisdictions	(0.6)%	(0.2)%	(0.7)%	(0.2)%
Other	(1.8)%	(0.4)%	(0.6)%	(0.8)%
Effective tax rate	24.0%	25.5%	25.7%	25.8%

PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2019, including the impact of income attributable to noncontrolling interests of $16.8 million and $39.7 million, respectively, was 20.3% and 23.1%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2018, including the impact of income attributable to noncontrolling interests of $12.9 million and $39.9 million, respectively, was 24.2% and 24.3%, respectively.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Current income tax expense	$0.2	$—	$0.1	$—
Deferred income tax benefit	(2.2)	(0.8)	(7.5)	(5.5)
Total income tax benefit	$(2.0)	$(0.8)	$(7.4)	$(5.5)

The Company has determined there are no material uncertain tax positions as of September 30, 2019. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2019 and December 31, 2018.
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

	As of September 30, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$17.6	$—	$—	$17.6	N/A	$17.6
Commodity contracts	8.4	5.5	—	13.9	(11.3)	2.6
Derivatives included with inventory intermediation agreement obligations	—	12.7	—	12.7	—	12.7
Liabilities:
Commodity contracts	9.2	2.1	—	11.3	(11.3)	—
Catalyst lease obligations	—	47.2	—	47.2	—	47.2

	As of December 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$16.7	$—	$—	$16.7	N/A	$16.7
Commodity contracts	1.2	8.9	—	10.1	(2.9)	7.2
Derivatives included with inventory intermediation agreement obligations	—	24.1	—	24.1	—	24.1
Liabilities:
Commodity contracts	2.7	0.2	—	2.9	(2.9)	—
Catalyst lease obligations	—	44.3	—	44.3	—	44.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2019 and December 31, 2018, $10.4 million and $9.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three and nine months ended September 30, 2019 or 2018.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725.0	$753.2	$725.0	$688.4
2023 Senior Notes (a)	500.0	518.5	500.0	479.4
PBFX 2023 Senior Notes (a)	527.4	543.1	527.8	515.3
PBF Rail Term Loan (b)	16.3	16.3	21.6	21.6
Catalyst leases (c)	47.2	47.2	44.3	44.3
PBFX Revolving Credit Facility (b)	283.0	283.0	156.0	156.0
	2,098.9	2,161.3	1,974.7	1,905.0
Less - Current debt	—	—	(2.4)	(2.4)
Less - Unamortized deferred financing costs	(34.6)	n/a	(41.0)	n/a
Long-term debt	$2,064.3	$2,161.3	$1,931.3	$1,902.6

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
As of September 30, 2019, there were 200,894 barrels of crude oil and feedstocks (no barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. As of September 30, 2019, there were 2,851,543 barrels of intermediates and refined products (3,350,166 barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2019, there were 3,997,000 barrels of crude oil and 4,500,000 barrels of refined products (5,801,000 and 1,609,000, respectively, as of December 31, 2018), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2019 and December 31, 2018 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$12.7
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.1

Derivatives not designated as hedging instruments:
September 30, 2019:
Commodity contracts	Accounts receivable	$2.6
December 31, 2018:
Commodity contracts	Accounts receivable	$7.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$23.6
For the three months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8.2)
For the nine months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(11.4)
For the nine months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(10.7)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2019:
Commodity contracts	Cost of products and other	$2.2
For the three months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(9.5)
For the nine months ended September 30, 2019:
Commodity contracts	Cost of products and other	$34.8
For the nine months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(55.9)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(23.6)
For the three months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$8.2
For the nine months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$11.4
For the nine months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$10.7

The Company had no ineffectiveness related to the fair value hedges for the three and nine months ended September 30, 2019 or 2018.

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
Logistics
The Company’s Logistics segment is comprised of PBFX, a publicly-traded MLP, formed to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets primarily consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third-party customers through fee-based commercial agreements. PBFX currently does not generate significant third-party revenues and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy and PBF LLC perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual operating segments.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2019 and September 30, 2018 are presented below. In connection with certain contributions by PBF LLC to PBFX in 2018, the accompanying segment information has been retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2019
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,422.1	$86.4	$—	$(78.0)	$6,430.5
Depreciation and amortization expense	98.7	9.0	2.1	—	109.8
Income (loss) from operations	169.8	44.4	(62.3)	—	151.9
Interest expense, net	(0.7)	13.4	27.0	—	39.7
Capital expenditures	117.2	8.0	2.7	—	127.9

	Three Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,641.9	$70.6	$—	$(66.2)	$7,646.3
Depreciation and amortization expense	83.3	7.5	2.6	—	93.4
Income (loss) from operations (2)	321.3	37.6	(67.9)	(4.7)	286.3
Interest expense, net	2.1	10.5	29.7	—	42.3
Capital expenditures	79.8	20.9	2.2	—	102.9

	Nine Months Ended September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,182.7	$248.0	$—	$(224.0)	$18,206.7
Depreciation and amortization expense	288.3	26.6	7.8	—	322.7
Income (loss) from operations (1) (2)	583.0	116.4	(165.5)	(7.9)	526.0
Interest expense, net	0.7	38.0	82.6	—	121.3
Capital expenditures	600.2	23.2	6.4	—	629.8

	Nine Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$20,880.6	$203.4	$—	$(190.8)	$20,893.2
Depreciation and amortization expense	242.6	21.2	7.9	—	271.7
Income (loss) from operations (2)	895.9	105.3	(183.8)	(13.1)	804.3
Interest expense, net	6.5	30.9	91.5	—	128.9
Capital expenditures (3)	376.8	86.6	4.7	—	468.1

	Balance at September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (1)	$7,921.4	$1,010.3	$52.1	$(66.4)	$8,917.4

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,988.0	$956.4	$98.1	$(37.1)	$8,005.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2019
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,422.1	$86.4	$—	$(78.0)	$6,430.5
Depreciation and amortization expense	98.7	9.0	2.1	—	109.8
Income (loss) from operations (1) (2)	169.8	44.4	(61.9)	—	152.3
Interest expense, net	(0.7)	13.4	29.6	—	42.3
Capital expenditures	117.2	8.0	2.7	—	127.9

	Three Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,641.9	$70.6	$—	$(66.2)	$7,646.3
Depreciation and amortization expense	83.3	7.5	2.6	—	93.4
Income (loss) from operations (2)	321.3	37.6	(67.6)	(4.7)	286.6
Interest expense, net	2.1	10.5	31.9	—	44.5
Capital expenditures	79.8	20.9	2.2	—	102.9

	Nine Months Ended September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,182.7	$248.0	$—	$(224.0)	$18,206.7
Depreciation and amortization expense	288.3	26.6	7.8	—	322.7
Income (loss) from operations (1) (2)	583.0	116.4	(164.4)	(7.9)	527.1
Interest expense, net	0.7	38.0	89.6	—	128.3
Capital expenditures	600.2	23.2	6.4	—	629.8

	Nine Months Ended September 30, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$20,880.6	$203.4	$—	$(190.8)	$20,893.2
Depreciation and amortization expense	242.6	21.2	7.9	—	271.7
Income (loss) from operations (2)	895.9	105.3	(182.8)	(13.1)	805.3
Interest expense, net	6.5	30.9	97.7	—	135.1
Capital expenditures (3)	376.8	86.6	4.7	—	468.1

	Balance at September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (1)	$7,921.4	$1,010.3	$50.0	$(66.4)	$8,915.3

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$6,988.0	$956.4	$45.8	$(37.1)	$7,953.1

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
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2019	2018	2019	2018
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$69.5	$179.6	$266.4	$482.1
Less: Income allocated to participating securities	0.2	0.2	0.4	0.6
Income available to PBF Energy Inc. stockholders - basic	$69.3	$179.4	$266.0	$481.5
Denominator for basic net income per Class A common share - weighted average shares	119,921,346	117,029,486	119,897,504	113,597,970
Basic net income attributable to PBF Energy per Class A common share	$0.58	$1.53	$2.22	$4.24

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$69.3	$179.4	$266.0	$481.5
Plus: Net income attributable to noncontrolling interest (1)	0.9	2.4	3.6	9.8
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(0.3)	(0.7)	(0.9)	(2.6)
Numerator for diluted net income per PBF Energy Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$69.9	$181.1	$268.7	$488.7

Denominator:(1)
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	119,921,346	117,029,486	119,897,504	113,597,970
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	1,206,325	1,206,326	1,206,325	2,184,690
Common stock equivalents	461,508	2,169,503	768,035	1,592,510
Denominator for diluted net income per PBF Energy Class A common share-adjusted weighted average shares	121,589,179	120,405,315	121,871,864	117,375,170
Diluted net income attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$0.57	$1.50	$2.20	$4.16

___________________________________________

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 26.5% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2019 and a 26.4% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2018), attributable to the converted units.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of options, warrants and performance share units to purchase 7,739,275 and 6,003,867 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2019, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 15,000 and 25,000 shares of PBF Energy Class A common stock and PBF LLC Series A units because they were anti-dilutive for the three and nine months ended September 30, 2018, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

18. SUBSEQUENT EVENTS
Dividend Declared
On October 31, 2019, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend is payable on November 26, 2019 to PBF Energy Class A common stockholders of record at the close of business on November 14, 2019.
PBFX Distributions
On October 31, 2019, the Board of Directors of PBF GP announced a distribution of $0.52 per unit on outstanding common units of PBFX. The distribution is payable on November 26, 2019 to PBFX unitholders of record at the close of business on November 14, 2019.

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

PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of September 30, 2019. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2019, PBF LLC also holds a 48.2% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly-traded master limited partnership (“MLP”).

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2019, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of September 30, 2019, PBF Energy owned 119,924,055 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 1,206,325 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.0% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 1.0% of the voting power in us (99.0% and 1.0% as of December 31, 2018, respectively).

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
The purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on the date the transaction closes, plus inventory and working capital to be valued at closing. In addition, PBF Holding also has an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of a material adverse effect. Additionally, as a condition of closing, the assets must be operational in all material respects and in substantially the same condition and repair, ordinary wear and tear excepted, as of the Execution Date. We expect to finance the transaction with a combination of cash on hand and debt.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Torrance Land Sale
On August 1, 2019 and August 7, 2018, we closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in a gain of approximately $33.1 million and $43.8 million in the third quarter of 2019 and 2018, respectively, included within Gain on sale of assets in the Condensed Consolidated Statements of Operations.
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the Amended and Restated Inventory Intermediation Agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, the maturity date. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the PBFX East Coast Storage Assets (as defined in “Note 3 - Acquisitions” of our Notes to Condensed Consolidated Financial Statements) as a location and crude oil as a new product type to be included in the Products (as defined in “Note 5 - Accrued Expenses” of our Notes to Condensed Consolidated Financial Statements) sold to J. Aron by DCR.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Paulsboro and Delaware City refineries (the “Refineries”), and delivered into the Storage Tanks (as defined in “Note 4 - Inventories” of our Notes to Condensed Consolidated Financial Statements). Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Storage Tanks. J. Aron has the right to store the Products purchased in storage tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
PBFX Registered Direct Offering
On April 24, 2019, PBFX entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “PBFX Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The PBFX Registered Direct Offering closed on April 29, 2019.
PBFX IDR Restructuring
On February 28, 2019, PBFX closed on the transaction contemplated by the Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

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
Early Return of Railcars
On September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we agreed to pay amounts in lieu of satisfaction of return conditions (the “early termination penalty”) and a reduced rental fee over the remaining term of the lease. Certain of these railcars were idle as of September 30, 2018 and the remaining railcars were taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, we recognized an expense of $44.6 million for the three months ended September 30, 2018 included within Cost of sales consisting of (i) a $40.3 million charge for the early termination penalty and (ii) a $4.3 million charge related to the remaining lease payments associated with the railcars identified within the amended lease, all of which were idled and out of service as of December 31, 2018.
PBF Energy Inc. Public Offering
On August 14, 2018, PBF Energy completed a public offering of an aggregate of 6,000,000 shares of Class A common stock for net proceeds of $287.3 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2018 Equity Offering”).
PBFX Equity Offering
On July 30, 2018, PBFX closed on a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units for net proceeds of approximately $34.8 million.
PBFX Assets and Transactions
PBFX’s assets consist of various logistics assets. Apart from business associated with certain third-party acquisitions, PBFX’s revenues are derived from long-term, fee-based commercial agreements with subsidiaries of PBF Holding, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil, refined products and natural gas. These transactions are eliminated by PBF Energy and PBF LLC in consolidation.
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
East Coast Storage Assets Acquisition
On July 16, 2018, PBFX entered into an agreement with Crown Point to purchase its wholly-owned subsidiary, CPI Operations LLC (“CPI”) for total consideration of approximately $127.0 million, including working capital and the Contingent Consideration, comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million that was paid one year after closing on October 1, 2019. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility (as defined below). The East Coast Storage Assets Acquisition (all terms as defined in “Note 3 - Acquisitions” of our Notes to Condensed Consolidated Financial Statements) closed on October 1, 2018.
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
The outstanding borrowings under the PBFX Revolving Credit Facility were $283.0 million and $156.0 million as of September 30, 2019 and December 31, 2018, respectively.

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
There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2019 and December 31, 2018, respectively.
Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2019 and 2018 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,430.5	$7,646.3	$18,206.7	$20,893.2
Cost and expenses:
Cost of products and other	5,700.2	6,816.1	15,865.2	18,400.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	436.5	424.4	1,348.7	1,268.2
Depreciation and amortization expense	107.7	90.8	314.9	263.8
Cost of sales	6,244.4	7,331.3	17,528.8	19,932.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64.7	69.9	175.9	191.4
Depreciation and amortization expense	2.1	2.6	7.8	7.9
Gain on sale of assets	(32.6)	(43.8)	(31.8)	(43.1)
Total cost and expenses	6,278.6	7,360.0	17,680.7	20,088.9

Income from operations	151.9	286.3	526.0	804.3
Other income (expense):
Change in Tax Receivable Agreement liability	—	7.8	—	7.8
Change in fair value of catalyst leases	(3.8)	1.7	(6.4)	5.8
Interest expense, net	(39.7)	(42.3)	(121.3)	(128.9)
Other non-service components of net periodic benefit cost	(0.1)	0.3	(0.2)	0.8
Income before income taxes	108.3	253.8	398.1	689.8
Income tax expense	22.0	61.3	92.0	167.8
Net income	86.3	192.5	306.1	522.0
Less: net income attributable to noncontrolling interests	16.8	12.9	39.7	39.9
Net income attributable to PBF Energy Inc. stockholders	$69.5	$179.6	$266.4	$482.1

Consolidated gross margin	$186.1	$315.0	$677.9	$960.5

Gross refining margin (1)	$647.6	$765.8	$2,106.6	$2,304.1

Net income available to Class A common stock per share:
Basic	$0.58	$1.53	$2.22	$4.24
Diluted	$0.57	$1.50	$2.20	$4.16

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,430.5	$7,646.3	$18,206.7	$20,893.2
Cost and expenses:
Cost of products and other	5,700.2	6,816.1	15,865.2	18,400.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	436.5	424.4	1,348.7	1,268.2
Depreciation and amortization expense	107.7	90.8	314.9	263.8
Cost of sales	6,244.4	7,331.3	17,528.8	19,932.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64.3	69.6	174.8	190.4
Depreciation and amortization expense	2.1	2.6	7.8	7.9
Gain on sale of assets	(32.6)	(43.8)	(31.8)	(43.1)
Total cost and expenses	6,278.2	7,359.7	17,679.6	20,087.9

Income from operations	152.3	286.6	527.1	805.3

Other income (expense):
Change in fair value of catalyst leases	(3.8)	1.7	(6.4)	5.8
Interest expense, net	(42.3)	(44.5)	(128.3)	(135.1)
Other non-service components of net periodic benefit cost	(0.1)	0.3	(0.2)	0.8
Income before income taxes	106.1	244.1	392.2	676.8
Income tax benefit	(2.0)	(0.8)	(7.4)	(5.5)
Net income	108.1	244.9	399.6	682.3
Less: net income attributable to noncontrolling interests	16.0	10.5	36.1	30.1
Net income attributable to PBF Energy Company LLC	$92.1	$234.4	$363.5	$652.2

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Key Operating Information
Production (bpd in thousands)	863.0	896.7	817.9	854.0
Crude oil and feedstocks throughput (bpd in thousands)	850.9	888.4	816.4	851.8
Total crude oil and feedstocks throughput (millions of barrels)	78.3	81.7	222.9	232.5
Consolidated gross margin per barrel of throughput	$2.38	$3.86	$3.04	$4.13
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.87	$9.25	$8.21	$8.80
Refinery operating expense, per barrel of throughput	$5.26	$5.01	$5.72	$5.26

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	35%	31%	36%
Medium	30%	28%	30%	30%
Light	25%	23%	25%	21%
Other feedstocks and blends	13%	14%	14%	13%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	49%	48%	49%
Distillates and distillate blendstocks	33%	32%	32%	32%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	15%	17%	17%	16%
Total yield	101%	101%	100%	100%

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$61.86	$75.07	$64.71	$72.19
West Texas Intermediate (WTI) crude oil	$56.40	$69.63	$57.08	$66.90
Light Louisiana Sweet (LLS) crude oil	$60.60	$74.15	$63.35	$71.11
Alaska North Slope (ANS) crude oil	$62.98	$75.26	$65.23	$72.19
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.72	$14.62	$12.73	$14.15
WTI (Chicago) 4-3-1	$16.51	$18.05	$16.69	$15.84
LLS (Gulf Coast) 2-1-1	$14.32	$13.38	$12.32	$13.26
ANS (West Coast) 4-3-1	$18.81	$14.84	$18.49	$16.67
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.46	$5.44	$7.63	$5.29
Dated Brent less Maya (heavy, sour)	$6.36	$9.12	$5.58	$10.21
Dated Brent less WTS (sour)	$6.01	$19.79	$8.76	$13.41
Dated Brent less ASCI (sour)	$2.98	$4.42	$3.11	$4.69
WTI less WCS (heavy, sour)	$12.79	$29.30	$11.78	$24.55
WTI less Bakken (light, sweet)	$0.74	$1.08	$0.53	$0.87
WTI less Syncrude (light, sweet)	$(0.89)	$5.59	$(0.30)	$3.00
WTI less LLS (light, sweet)	$(4.20)	$(4.52)	$(6.27)	$(4.21)
WTI less ANS (light, sweet)	$(6.58)	$(5.63)	$(8.15)	$(5.29)
Natural gas (dollars per MMBTU)	$2.33	$2.86	$2.56	$2.85

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Overview— PBF Energy net income was $86.3 million for the three months ended September 30, 2019 compared to net income of $192.5 million for the three months ended September 30, 2018. PBF LLC net income was $108.1 million for the three months ended September 30, 2019 compared to net income of $244.9 million for the three months ended September 30, 2018. Net income attributable to PBF Energy was $69.5 million, or $0.57 per diluted share, for the three months ended September 30, 2019 ($0.57 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.66 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $179.6 million, or $1.50 per diluted share, for the three months ended September 30, 2018 ($1.50 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.13 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% for both the three months ended September 30, 2019 and 2018.

Our results for the three months ended September 30, 2019 were negatively impacted by a special item consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $47.0 million, or $34.6 million net of tax, partially offset by a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.3 million net of tax. Our results for the three months ended September 30, 2018 were positively impacted by special items consisting of a pre-tax LCM inventory adjustment of approximately $54.8 million, or $40.3 million net of tax, a pre-tax change in the Tax Receivable Agreement liability (as defined in “Note 7 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements) of $7.8 million, or $5.7 million net of tax, and a pre-tax gain on the sale of land at our Torrance refinery of $43.8 million, or $32.2 million net of tax, partially offset by a special item related to the early return of certain leased railcars resulting in a pre-tax charge of $44.6 million, or $32.8 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes across the majority of our refineries. Refining margins for the current quarter compared to the prior quarter in 2018 were mixed with stronger margins realized in the Gulf Coast and West Coast offset by weaker margins in the Mid-Continent. Our results for the three months ended September 30, 2019 were also negatively impacted by higher operating expenses and increased depreciation and amortization expense associated with our continued investment in our refining assets.
Revenues— Revenues totaled $6.4 billion for the three months ended September 30, 2019 compared to $7.6 billion for the three months ended September 30, 2018, a decrease of approximately $1.2 billion, or 15.9%. Revenues per barrel were $69.85 and $83.55 for the three months ended September 30, 2019 and 2018, respectively, a decrease of 16.4% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 357,200 bpd, 151,100 bpd, 178,000 bpd and 164,600 bpd, respectively. For the three months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,600 bpd, 172,100 bpd, 195,500 bpd and 166,200 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were in line with the same quarter of the prior year, whereas the throughput rates at our Mid-Continent and Gulf Coast refineries were lower during the quarter due to unplanned downtime at our Toledo and Chalmette refineries. For the three months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 413,900 bpd, 163,300 bpd, 223,700 bpd and 199,600 bpd, respectively. For the three months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 380,200 bpd, 175,800 bpd, 242,800 bpd and 196,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $186.1 million for the three months ended September 30, 2019 compared to $315.0 million for the three months ended September 30, 2018, a decrease of approximately $128.9 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $647.6 million, or $8.27 per barrel of throughput for the three months ended September 30, 2019 compared to $765.8 million, or $9.37 per barrel of throughput for the three months ended September 30, 2018, a decrease of approximately $118.2 million. Gross refining margin excluding special items totaled $694.6 million or $8.87 per barrel of throughput for the three months ended September 30, 2019 compared to $755.6 million or $9.25 per barrel of throughput for the three months ended September 30, 2018, a decrease of $61.0 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $47.0 million on a net basis, resulting from the decrease in crude oil and refined product prices in comparison to the prices at the end of the second quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $54.8 million on a net basis in the third quarter of 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials in the East Coast and Mid-Continent, weaker refining margins in the Mid-Continent, and reduced throughput rates in the Mid-Continent and Gulf Coast, partially offset by higher crack spreads in the Gulf Coast and West Coast.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $31.6 million for the three months ended September 30, 2019 in comparison to $33.9 million for the three months ended September 30, 2018.
Average industry margins were mixed during the three months ended September 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional product inventory levels and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our refining gross margin and moving our overall crude slate lighter.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.72 per barrel, or 0.7% higher, in the three months ended September 30, 2019, as compared to $14.62 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $2.76 per barrel and $0.34 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $12.79 per barrel in the three months ended September 30, 2019 compared to $29.30 in the same period in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.51 per barrel, or 8.5% lower, in the three months ended September 30, 2019 as compared to $18.05 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.74 per barrel in the three months ended September 30, 2019, as compared to $1.08 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged a premium of $0.89 per barrel during the three months ended September 30, 2019 as compared to a discount of $5.59 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $14.32 per barrel, or 7.0% higher, in the three months ended September 30, 2019 as compared to $13.38 per barrel in the same period in 2018. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an increasing WTI/LLS differential, which averaged a premium of $4.20 per barrel during the three months ended September 30, 2019 as compared to a premium of $4.52 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $18.81 per barrel, or 26.8% higher, in the three months ended September 30, 2019 as compared to $14.84 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $6.58 per barrel during the three months ended September 30, 2019 as compared to a premium of $5.63 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $436.5 million for the three months ended September 30, 2019 compared to $424.4 million for the three months ended September 30, 2018, an increase of $12.1 million, or 2.9%. Of the total $436.5 million of operating expenses for the three months ended September 30, 2019, $411.8 million, or $5.26 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $24.7 million related to expenses incurred by the Logistics segment ($409.7 million, or $5.01 per barrel, and $14.7 million of operating expenses for the three months ended September 30, 2018 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to higher employee related expenses and increased operating expenses in our Logistics segment, which were primarily due to expenses related to the operations of PBFX’s recently acquired assets and higher environmental clean-up costs and product contamination remediation costs.
General and Administrative Expenses— General and administrative expenses totaled $64.7 million for the three months ended September 30, 2019 compared to $69.9 million for the three months ended September 30, 2018, a decrease of approximately $5.2 million or 7.4%. The decrease in general and administrative expenses for the three months ended September 30, 2019 in comparison to the three months ended September 30, 2018 is primarily related to lower employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $32.6 million and $43.8 million on the sale of assets for the three months ended September 30, 2019 and September 30, 2018, respectively, mainly attributed to the sale of two separate parcels of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $109.8 million for the three months ended September 30, 2019 (including $107.7 million recorded within Cost of sales) compared to $93.4 million for the three months ended September 30, 2018 (including $90.8 million recorded within Cost of sales), an increase of $16.4 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds, which were completed in the first half of 2019.
Change in Tax Receivable Agreement Liability— There was no change in the Tax Receivable Agreement liability for the three months ended September 30, 2019 as compared to a gain of $7.8 million in the three months ended September 30, 2018.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $3.8 million for the three months ended September 30, 2019 compared to a gain of $1.7 million for the three months ended September 30, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— PBF Energy interest expense totaled $39.7 million for the three months ended September 30, 2019 compared to $42.3 million for the three months ended September 30, 2018, a decrease of approximately $2.6 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the three months ended September 30, 2019. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $42.3 million and $44.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively (inclusive of $2.6 million and $2.2 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0%, on a weighted-average basis for both the three months ended September 30,

2019 and 2018. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2019 and 2018 was 24.0% and 25.5%, respectively, reflecting tax adjustments for discrete items during the quarters.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2019 and 2018 was approximately 1.0% for both periods. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Overview— PBF Energy net income was $306.1 million for the nine months ended September 30, 2019 compared to net income of $522.0 million for the nine months ended September 30, 2018. PBF LLC net income was $399.6 million for the nine months ended September 30, 2019 compared to net income of $682.3 million for the nine months ended September 30, 2018. Net income attributable to PBF Energy stockholders was $266.4 million, or $2.20 per diluted share, for the nine months ended September 30, 2019 ($2.20 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.33 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $482.1 million, or $4.16 per diluted share, for the nine months ended September 30, 2018 ($4.16 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $2.24 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 98.1% for the nine months ended September 30, 2019 and 2018, respectively.

Our results for the nine months ended September 30, 2019 were positively impacted by a non-cash, pre-tax LCM inventory adjustment of approximately $277.0 million, or $203.7 million net of tax and a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.3 million net of tax. Our results for the nine months ended September 30, 2018 were positively impacted by special items consisting of a pre-tax LCM inventory adjustment of approximately $300.5 million, or $221.1 million net of tax, a pre-tax change in the Tax Receivable Agreement liability of $7.8 million, or $5.7 million net of tax, and a pre-tax gain on the sale of land at our Torrance refinery of $43.8 million, or $32.2 million net of tax, partially offset by a special item related to the early return of certain leased railcars, resulting in a pre-tax charge of $44.6 million, or $32.8 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes and barrels sold across our refineries. Refining margins for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were mixed with stronger margins realized in the Mid-Continent and West Coast offset by weaker margins in the East Coast and Gulf Coast refineries. Our results for the nine months ended September 30, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the first nine months of 2019.
Revenues— Revenues totaled $18.2 billion for the nine months ended September 30, 2019 compared to $20.9 billion for the nine months ended September 30, 2018, a decrease of approximately $2.7 billion, or 12.9%. Revenues per barrel were $70.23 and $78.96 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of 11.1% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,500 bpd, 154,100 bpd, 181,400 bpd and 151,400 bpd, respectively. For the nine months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 349,200 bpd, 149,500 bpd, 184,400 bpd and 168,700 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the nine months ended September 30, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and the crude unit at our Paulsboro refinery, all of which were completed in the first half of 2019, and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were higher in the nine months ended September 30, 2019 compared to the same period in 2018 due to a planned turnaround at our Toledo refinery in the first half of the prior year. Throughput rates at our Gulf Coast refinery were in line with the prior year. For the nine months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 374,200 bpd, 164,400 bpd, 227,700 bpd and 183,300 bpd, respectively. For the nine months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,700 bpd, 158,300 bpd, 235,900 bpd and 196,500 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $677.9 million for the nine months ended September 30, 2019, compared to $960.5 million for the nine months ended September 30, 2018, a decrease of approximately $282.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,106.6 million, or $9.45 per barrel of throughput for the nine months ended September 30, 2019 compared to $2,304.1 million, or $9.90 per barrel of throughput for the nine months ended September 30, 2018, a decrease of approximately $197.5 million. Gross refining margin excluding special items totaled $1,829.6 million or $8.21 per barrel of throughput for the nine months ended September 30, 2019 compared to $2,048.2 million or $8.80 per barrel of throughput for the nine months ended September 30, 2018, a decrease of $218.6 million.

Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $277.0 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended 2018 to the end of the third quarter of 2019. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials and refining margins and reduced throughput rates in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent and stronger crack spreads in the Mid-Continent and West Coast. For the nine months ended September 30, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $300.5 million on a net basis, resulting from an increase in crude oil and refined product prices, partially offset by a $44.6 million charge resulting from costs associated with the early return of certain leased railcars.
Additionally, our results continue to be impacted by significant costs to comply with the RFS, although at a reduced level from the prior year. Total RFS costs were $92.0 million for the nine months ended September 30, 2019 in comparison to $117.0 million for the nine months ended September 30, 2018.
Average industry margins were mixed during the nine months ended September 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional product inventory levels and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our gross refining margin and moving our overall crude slate lighter.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.73 per barrel, or 10.0% lower, in the nine months ended September 30, 2019, as compared to $14.15 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $4.63 per barrel and $0.34 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $11.78 per barrel in 2019 compared to $24.55 in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.69 per barrel, or 5.4% higher, in the nine months ended September 30, 2019 as compared to $15.84 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a discount of $0.53 per barrel in the nine months ended September 30, 2019, as compared to a discount of $0.87 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged a premium of $0.30 per barrel during the nine months ended September 30, 2019 as compared to a discount of $3.00 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.32 per barrel, or 7.1% lower, in the nine months ended September 30, 2019 as compared to $13.26 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $6.27 per barrel during the nine months ended September 30, 2019 as compared to a premium of $4.21 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $18.49 per barrel, or 10.9% higher, in the nine months ended September 30, 2019 as compared to $16.67 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $8.15 per barrel during the nine months ended September 30, 2019 as compared to a premium of $5.29 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

Operating Expenses— Operating expenses totaled $1,348.7 million for the nine months ended September 30, 2019 compared to $1,268.2 million for the nine months ended September 30, 2018, an increase of approximately $80.5 million, or 6.3%. Of the total $1,348.7 million of operating expenses for the nine months ended September 30, 2019, $1,274.9 million or $5.72 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $73.8 million related to expenses incurred by the Logistics segment ($1,223.8 million or $5.26 per barrel, and $44.4 million of operating expenses for the nine months ended September 30, 2018 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to higher outside service costs attributed to turnaround and maintenance activity. Operating expenses related to our Logistics segment increased when compared to the same period in 2018 due to expenses related to the operations of PBFX’s recently acquired assets and higher environmental clean-up and product contamination remediation costs.
General and Administrative Expenses— General and administrative expenses totaled $175.9 million for the nine months ended September 30, 2019 compared to $191.4 million for the nine months ended September 30, 2018, a decrease of approximately $15.5 million or 8.1%. The decrease in general and administrative expenses for the nine months ended September 30, 2019 in comparison to the nine months ended September 30, 2018 primarily related to lower employee-related expenses, including incentive compensation, partially offset by higher legal settlement costs. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— Gain on sale of assets was $31.8 million and $43.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, mainly attributed to the sale of two separate parcels of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $322.7 million for the nine months ended September 30, 2019 (including $314.9 million recorded within Cost of sales) compared to $271.7 million for the nine months ended September 30, 2018 (including $263.8 million recorded within Cost of sales), an increase of approximately $51.0 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds, which were completed in the first half of 2019.
Change in Tax Receivable Agreement Liability— There was no change in the Tax Receivable Agreement liability for the nine months ended September 30, 2019 as compared to a gain of $7.8 million in the nine months ended September 30, 2018.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $6.4 million for the nine months ended September 30, 2019 compared to a gain of $5.8 million for the nine months ended September 30, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— PBF Energy interest expense totaled $121.3 million for the nine months ended September 30, 2019 compared to $128.9 million for the nine months ended September 30, 2018, a decrease of approximately $7.6 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the nine months ended September 30, 2019. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $128.3 million and $135.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively (inclusive of $7.0 million and $6.2 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0% and 98.1%, on a weighted-average basis for the nine months ended September 30, 2019 and 2018, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the nine months ended September 30, 2019 and 2018 was 25.7% and 25.8%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the nine months ended September 30, 2019 and 2018 was approximately 1.0% and 1.9%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, gains on sale of assets at our Torrance refinery, changes in the Tax Receivable Agreement liability and charges associated with the early return of certain leased railcars. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Adjusted Fully-Converted Net Income and Adjusted Fully-Converted Net Income Excluding Special Items
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflects an assumed exchange of all PBF LLC Series A Units for shares of PBF Energy Class A common stock. In addition, we present results on an Adjusted Fully-Converted basis excluding special items as described above. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results. Neither Adjusted Fully-Converted Net Income nor Adjusted Fully-Converted Net Income excluding special items should be considered an alternative to net income presented in accordance with GAAP. Adjusted Fully-Converted Net Income and Adjusted Fully-Converted Net Income excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The differences between Adjusted Fully-Converted and GAAP results are as follows:

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

The following table reconciles the Adjusted Fully-Converted results of PBF Energy with its results presented in accordance with GAAP for the three and nine months ended September 30, 2019 and 2018 (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to PBF Energy Inc. stockholders	$69.5	$179.6	$266.4	$482.1
Less: Income allocated to participating securities	0.2	0.2	0.4	0.6
Income available to PBF Energy Inc. stockholders - basic	69.3	179.4	266.0	481.5
Add: Net income attributable to noncontrolling interest (1)	0.9	2.4	3.6	9.8
Less: Income tax expense (2)	(0.3)	(0.7)	(0.9)	(2.6)
Adjusted fully-converted net income	$69.9	$181.1	$268.7	$488.7
Special Items: (3)
Add: Non-cash LCM inventory adjustment	47.0	(54.8)	(277.0)	(300.5)
Add: Change in Tax Receivable Agreement liability	—	(7.8)	—	(7.8)
Add: Gain on Torrance land sale	(33.1)	(43.8)	(33.1)	(43.8)
Add: Early railcar return expense	—	44.6	—	44.6
Add: Recomputed income taxes on special items	(3.7)	16.3	82.0	81.2
Adjusted fully-converted net income excluding special items	$80.1	$135.6	$40.6	$262.4

Weighted-average shares outstanding of PBF Energy Inc.	119,921,346	117,029,486	119,897,504	113,597,970
Conversion of PBF LLC Series A Units (4)	1,206,325	1,206,326	1,206,325	2,184,690
Common stock equivalents (5)	461,508	2,169,503	768,035	1,592,510
Fully-converted shares outstanding-diluted	121,589,179	120,405,315	121,871,864	117,375,170

Diluted net income per share	$0.57	$1.50	$2.20	$4.16
Adjusted fully-converted net income per fully exchanged, fully diluted shares outstanding (5)	$0.57	$1.50	$2.20	$4.16
Adjusted fully-converted net income excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$0.66	$1.13	$0.33	$2.24
——————————
See Notes to Non-GAAP Financial Measures.

Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refinery depreciation, refinery operating expense, and gross margin of PBFX. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenues less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended September 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$6,430.5	$82.15	$7,646.3	$93.56
Less: Cost of sales	6,244.4	79.77	7,331.3	89.70
Consolidated gross margin	$186.1	$2.38	$315.0	$3.86
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$186.1	$2.38	$315.0	$3.86
Add: PBFX operating expense	28.4	0.36	20.3	0.25
Add: PBFX depreciation expense	9.0	0.11	7.4	0.09
Less: Revenues of PBFX	(86.4)	(1.10)	(70.0)	(0.86)
Add: Refinery operating expense	411.8	5.26	409.7	5.01
Add: Refinery depreciation expense	98.7	1.26	83.4	1.02
Gross refining margin	$647.6	$8.27	$765.8	$9.37
Special items:
Add: Non-cash LCM inventory adjustment (3)	47.0	0.60	(54.8)	(0.67)
Add: Early railcar return expense	—	—	44.6	0.55
Gross refining margin excluding special items	$694.6	$8.87	$755.6	$9.25

	Nine Months Ended September 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$18,206.7	$81.69	$20,893.2	$89.84
Less: Cost of sales	17,528.8	78.65	19,932.7	85.71
Consolidated gross margin	$677.9	$3.04	$960.5	$4.13
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$677.9	$3.04	$960.5	$4.13
Add: PBFX operating expense	86.9	0.39	57.4	0.25
Add: PBFX depreciation expense	26.6	0.12	20.8	0.09
Less: Revenues of PBFX	(248.0)	(1.11)	(201.4)	(0.87)
Add: Refinery operating expense	1,274.9	5.72	1,223.8	5.26
Add: Refinery depreciation expense	288.3	1.29	243.0	1.04
Gross refining margin	$2,106.6	$9.45	$2,304.1	$9.90
Special items:(3)
Add: Non-cash LCM inventory adjustment	(277.0)	(1.24)	(300.5)	(1.29)
Add: Early railcar return expense	—	—	44.6	0.19
Gross refining margin excluding special items	$1,829.6	$8.21	$2,048.2	$8.80
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
The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$86.3	$192.5	$306.1	$522.0
Add: Depreciation and amortization expense	109.8	93.4	322.7	271.7
Add: Interest expense, net	39.7	42.3	121.3	128.9
Add: Income tax expense	22.0	61.3	92.0	167.8
EBITDA	$257.8	$389.5	$842.1	$1,090.4
Special Items(3)
Add: Non-cash LCM inventory adjustment	47.0	(54.8)	(277.0)	(300.5)
Add: Change in Tax Receivable Agreement liability	—	(7.8)	—	(7.8)
Add: Gain on Torrance land sale	(33.1)	(43.8)	(33.1)	(43.8)
Add: Early railcar return expense	—	44.6	—	44.6
EBITDA excluding special items	$271.7	$327.7	$532.0	$782.9

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$257.8	$389.5	$842.1	$1,090.4
Add: Stock-based compensation	8.4	5.6	28.4	18.6
Add: Net non-cash change in fair value of catalyst leases	3.8	(1.7)	6.4	(5.8)
Add: Non-cash LCM inventory adjustment (3)	47.0	(54.8)	(277.0)	(300.5)
Add: Change in Tax Receivable Agreement liability(3)	—	(7.8)	—	(7.8)
Adjusted EBITDA	$317.0	$330.8	$599.9	$794.9
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
LCM inventory adjustment - LCM is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in the Refining segment’s income from operations, but are excluded from the operating results presented in the tables, as applicable, in order to make such information comparable between periods.
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2019	2018
January 1,	$651.8	$300.5
June 30,	327.8	54.8
September 30,	374.8	—
The following table includes the corresponding impact of changes in the LCM inventory reserve on income from operations and net income for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Net LCM inventory adjustment (charge) benefit in income from operations	$(47.0)	$54.8	$277.0	$300.5
Net LCM inventory adjustment (charge) benefit in net income	(34.6)	40.3	203.7	221.1
Gain on Torrance land sale - During the three and nine months ended September 30, 2019 and 2018, respectively, we recorded gains on the sale of two separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $33.1 million and $24.3 million, respectively, during the three and nine months ended September 30, 2019. The gain increased income from operations and net income by $43.8 million and $32.2 million, respectively, during the same periods in 2018.

Change in Tax Receivable Agreement liability - During the three and nine months ended September 30, 2018 we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $7.8 million and $5.7 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates. There was no change in the Tax Receivable Agreement liability during the three and nine months ended September 30, 2019.
Early Return of Railcars - During the three and nine months ended September 30, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $44.6 million and $32.8 million, respectively. There were no such expenses in the same periods of 2019.
Recomputed Income taxes on special items - The income tax impact on special items is calculated using the tax rates shown in (2) above.

(4)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and nine months ended September 30, 2019 and 2018, respectively. Common stock equivalents exclude the effects of options, warrants and performance share units to purchase 7,739,275 and 6,003,867 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2019, respectively. Common stock equivalents exclude the effects of options and warrants to purchase 15,000 and 25,000 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2018, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital needs, dividend payments, debt service requirements, and PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months, as well as to fund the pending Martinez Acquisition. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2019 with all covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $432.2 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $720.2 million for the nine months ended September 30, 2018. Our operating cash flows for the nine months ended September 30, 2019 included our net income of $306.1 million, depreciation and amortization of $331.3 million, deferred income taxes of $89.6 million, pension and other post-retirement benefits costs of $33.6 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $11.4 million, stock-based compensation of $28.4 million and changes in the fair value of our catalyst leases of $6.4 million partially offset by a net non-cash benefit of $277.0 million relating to an LCM inventory adjustment and a gain on sale of assets of $31.8 million. In addition, net changes in operating assets and liabilities reflects cash uses of $65.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2018 included our net income of $522.0 million, depreciation and amortization of $277.7 million, deferred income taxes of $167.0 million, pension and other post-retirement benefits costs of $35.6 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $10.7 million, stock-based compensation of $18.6 million, partially offset by a gain on sale of assets of $43.1 million, a net non-cash benefit of $300.5 million relating to an LCM inventory adjustment, change in the Tax Receivable Agreement liability of $7.8 million and changes in the fair value of our catalyst leases of $5.8 million. In addition, net changes in operating assets and liabilities reflects cash proceeds of $45.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $593.5 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $419.8 million for the nine months ended September 30, 2018. The net cash flows used in investing activities for the nine months ended September 30, 2019 was comprised of cash outflows of $309.0 million for capital expenditures, expenditures for refinery turnarounds of $282.6 million, and expenditures for other assets of $38.2 million, partially offset by proceeds of $36.3 million mainly related to the sale of land at our Torrance refinery. Net cash used in investing activities for the nine months ended September 30, 2018 was comprised of cash outflows of $192.2 million for capital expenditures, expenditures for refinery turnarounds of $201.0 million, expenditures for other assets of $16.9 million and expenditures for the acquisition of Knoxville Terminals by PBFX of $58.0 million, partially offset by proceeds of $48.3 million mainly related to the sale of land at our Torrance refinery.

Cash Flows from Financing Activities
Net cash provided by financing activities was $100.3 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $185.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net cash provided by financing activities consisted of $132.5 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $127.0 million, proceeds from insurance premium financing of $7.5 million, and proceeds from stock options exercised of $0.2 million, partially offset by distributions and dividends of $156.1 million, principal amortization payments of the PBF Rail Term Loan of $5.2 million, deferred financing costs and other of $0.6 million, net settlements of precious metals catalyst leases of $3.5 million, and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.5 million. Additionally, during the nine months ended September 30, 2019, we borrowed and repaid $1,350.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, net cash provided by financing activities consisted primarily of $287.3 million in net proceeds from the August 2018 Equity Offering, $34.9 million in net proceeds from the issuance of PBFX common units, net borrowings under the PBFX Revolving Credit Facility of $20.3 million, proceeds from stock options exercised of $14.0 million and proceeds from insurance premium financing of $7.0 million, partially offset by distributions and dividends of $140.2 million, principal amortization payments of the PBF Rail Term Loan of $5.1 million, repayment of note payable of $5.6 million, net settlements of precious metals catalyst leases of $9.5 million, deferred financing costs and other of $15.9 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.4 million.
The cash flow activity of PBF LLC for the period ended September 30, 2019 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect repayments of the affiliate note payable with PBF Energy of $0.8 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended September 30, 2018 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect net proceeds from the affiliate note payable with PBF Energy of $44.1 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
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
Liquidity
As of September 30, 2019, our total liquidity was approximately $2,122.7 million, compared to total liquidity of approximately $1,677.4 million as of December 31, 2018. Our total liquidity is equal to the amount of excess availability under the Revolving Credit Facility, which includes our cash balance at September 30, 2019. In addition, as of September 30, 2019 PBFX had approximately $212.2 million of borrowing capacity under the PBFX Revolving Credit Facility in comparison to $340.0 million as of December 31, 2018. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and other general corporate purposes incurred by PBFX.
Working Capital
PBF Energy’s working capital at September 30, 2019 was $1,290.8 million, consisting of $3,602.9 million in total current assets and $2,312.1 million in total current liabilities. PBF Energy’s working capital at December 31, 2018 was $1,102.4 million, consisting of $3,236.9 million in total current assets and $2,134.5 million in total current liabilities. PBF LLC’s working capital at September 30, 2019 was $1,264.3 million, consisting of $3,601.8 million in total current assets and $2,337.5 million in total current liabilities. PBF LLC’s working capital at December 31, 2018 was $1,081.5 million, consisting of $3,235.1 million in total current assets and $2,153.6 million in total current liabilities.
Working capital has increased during the nine months ended September 30, 2019 primarily as a result of earnings and the change in our LCM inventory adjustment, partially offset by capital expenditures, including turnaround costs, and dividends and distributions.
Capital Spending
Capital spending was $629.8 million for the nine months ended September 30, 2019, which primarily included turnaround costs at our Torrance, Delaware City and Paulsboro refineries, safety related enhancements and facility improvements at our refineries and approximately $23.2 million of capital expenditures related to PBFX. We currently expect to spend an aggregate of approximately $625.0 million to $675.0 million in net capital expenditures during 2019, excluding PBFX and any potential capital expenditures related to the pending Martinez Acquisition, for facility improvements and refinery maintenance and turnarounds, the majority of which were incurred during the first six months of 2019. Significant capital spending for the full year 2019, excluding PBFX, includes turnarounds of the coker at our Torrance refinery, the coker at our Delaware City refinery and the crude unit at our Paulsboro refinery, as well as expenditures to meet environmental and regulatory requirements. Capital spending plans also include strategic capital expenditures for the restart of the idled Chalmette refinery coker and the Delaware City refinery hydrogen plant. In addition, PBFX expects to spend an aggregate of approximately $31 million to $35 million in net capital expenditures during 2019.

As discussed in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the Martinez refinery and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be valued at closing. In addition, PBF Holding also has an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery, as defined in the Sale and Purchase Agreement, for a period up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of any material adverse effects. We expect to finance the transaction through a combination of cash on hand and debt.
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
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the Inventory Intermediation Agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019) with J. Aron, pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, the maturity date. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the PBFX East Coast Storage Assets as a location and crude oil as a new product type to be included in the Products sold to J. Aron by DCR.
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
At September 30, 2019, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $287.2 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2019, other than outstanding letters of credit of approximately $238.4 million.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of September 30, 2019, PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $27.19 per share (the closing price on September 30, 2019) and that LIBOR were to be 1.85%, we estimate as of September 30, 2019 that the aggregate amount of these accelerated payments would have been approximately $325.9 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2019, PBF LLC made aggregate non-tax quarterly distributions of $109.0 million, or $0.30 per unit to its members, of which $107.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $107.9 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 14, 2019, May 30, 2019 and August 30, 2019. In addition, during the nine months ended September 30, 2019, PBF LLC made aggregate tax distributions to its members of $54.8 million, of which $53.2 million was made to PBF Energy.
On October 31, 2019, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend is payable on November 26, 2019 to PBF Energy Class A common stockholders of record at the close of business on November 14, 2019. PBF LLC intends to make pro-rata distributions of approximately $36.3 million, or $0.30 per unit to its members, including PBF Energy, which in turn, intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
As of September 30, 2019, the Company had $2,053.7 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $467.3 million, under the Revolving Credit Facility to fund its operations, if necessary. Accordingly, as of September 30, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro-rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.
PBF Logistics LP
PBFX has paid, and intends to continue to pay a minimum quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis, based on the number of common units outstanding as of September 30, 2019.
During the nine months ended September 30, 2019, PBFX made quarterly cash distributions totaling $91.6 million of which $45.8 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On October 31, 2019, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.52 per unit on outstanding common units of PBFX. The distribution is payable on November 26, 2019 to PBFX common unitholders of record at the close of business on November 14, 2019.
As of September 30, 2019, PBFX had $4.8 million outstanding letters of credit and $212.2 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $52.6 million to fund its operations, if necessary. Accordingly, as of September 30, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unitholders.

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
At September 30, 2019 and December 31, 2018, we had gross open commodity derivative contracts representing 8.5 million barrels and 7.4 million barrels, respectively, with an unrealized net gain of $2.6 million and $7.2 million, respectively. The open commodity derivative contracts as of September 30, 2019 expire at various times during 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.1 million barrels and 30.5 million barrels at September 30, 2019 and December 31, 2018, respectively. The average cost of our hydrocarbon inventories was approximately $79.18 and $78.78 per barrel on a LIFO basis at September 30, 2019 and December 31, 2018, respectively, excluding the net impact of LCM inventory adjustments of approximately $374.8 million and $651.8 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 73 million MMBTUs of natural gas amongst our five refineries as of September 30, 2019. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $73.0 million.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $21.8 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $4.3 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $16.3 million at September 30, 2019. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.2 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2019. Based upon these evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect PBF Energy’s or PBF LLC’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to DCR for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment sought $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. Pursuant to a settlement agreement entered into on or about July 11, 2019 by and between DCR and DNREC (“Settlement Agreement”), DCR resolved this and other Notices of Violation (“NOVs”) and DNREC claims of noncompliance related to activities at the Delaware City refinery occurring between June 1, 2010 and October 31, 2018, including associated Title V Permit deviations and particulate matter emissions from certain coke management facilities. The Settlement Agreement provides for resolution of DNREC’s claims, a penalty payment by DCR of $950,000, and no admission of liability by DCR. The Settlement Agreement will also result in modification and reissuance by DNREC of certain air quality permits for the Delaware City refinery to resolve objections made by DCR to certain prior permit conditions. Testing of the aforementioned coke management facilities was conducted in September 2019 and confirmed compliance with operating permit limits.
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
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these alleged remaining RCRA violations.
On September 3, 2019, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the second half of 2016 for $465,000. We are currently in communication with the SCAQMD to resolve the NOV.
Other than EPA $480,000 and SCAQMD $465,000 settlement offers, no other settlement or penalty demands in excess of $100,000 have been received to date with respect to any of the other NOVs, preliminary findings, or orders relating to the Torrance refinery. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The Court had scheduled an October 2019 mini-trial of up to 10 plaintiffs, relating to as many as 5 separate flaring events that occurred between 2002 and 2007. However, on October 9, 2019, the parties reached an agreement in principle to settle this matter, which is expected to result in the dismissal with prejudice of all outstanding claims. Although the settlement resolution has not been finalized, we presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. Although the settlement resolution has not been finalized, we presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

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
In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., PBF Holding and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by PBF. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. The PBF defendants have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
On June 11, 2019, we entered into an agreement to purchase the Martinez refinery and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of customary closing conditions. There can be no assurance that we will complete the Martinez Acquisition under the terms set forth in the purchase agreement, or at all. We expect to finance the transaction through a combination of cash on hand and debt. The Martinez Acquisition is subject to numerous risks and uncertainties, including (i) the possibility that the announced acquisition will be delayed or will not close due to the failure of either party to satisfy the closing conditions, or for other reasons, (ii) the risk that the Martinez refinery will not be integrated into our company successfully or that expected benefits will not be realized and (iii) unforeseen liabilities associated with the Martinez Acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended September 30, 2019, there were no PBF LLC Series A Units exchanged for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1**
Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Paulsboro Refining Company LLC
 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764)).

10.2**
Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Delaware City Refining Company LLC
 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————

**	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	October 31, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	October 31, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)