Form 10-K
period 2019-12-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2020-02-20
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35764
Commission File Number: 333-206728-02

PBF ENERGY INC.
PBF ENERGY COMPANY LLC
(Exact name of registrant as specified in its charter)

Delaware		45-3763855
Delaware		61-1622166

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor
Parsippany	New Jersey	07054
(Address of principal executive offices)		(Zip Code)
(973) 455-7500
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $.001	PBF	New York Stock Exchange
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
PBF Energy Inc.    ☐ Yes ☒ No
PBF Energy Company LLC    ☐ Yes ☒ No

The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2019 was $3,719,104,999 based upon the New York Stock Exchange Composite Transaction closing price.
As of February 18, 2020, PBF Energy Inc. had outstanding 119,784,833 shares of Class A common stock and 20 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in PBF Energy Company LLC as of December 31, 2019. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2019. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
“Ethanol Permit” refers to the Coastal Zone Act permit for ethanol issued to our Delaware City refinery.
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
“IMO” refers to the International Maritime Organization.
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
“LLS” refers to Light Louisiana Sweet benchmark for crude oil reflective of Gulf coast economics for light sweet domestic and foreign crudes. It is characterized by an API gravity of between 35° and 40° and a sulfur content of approximately .35 weight percent.
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
“turnaround” refers to a periodically required shutdown and comprehensive maintenance event to refurbish and maintain a refinery unit or units that involves the cleaning, repair, and inspection of such units and occurs generally on a periodic cycle.
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

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of December 31, 2019. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. As of December 31, 2019, PBF LLC also holds a 48.2% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly-traded MLP.

PART I
This Annual Report on Form 10-K is filed by PBF Energy and PBF LLC. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “Company”, “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries, including PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC (“Torrance Logistics”), PBF Logistics GP LLC (“PBF GP”) and PBFX.
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

ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2019, we own and operate five domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015 and 2016. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 bpd, and a weighted-average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics.
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
As of December 31, 2019, PBF Energy held 119,826,202 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 1,215,317 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.0% of the voting power in PBF Energy, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 1.0% of the voting power in PBF Energy.
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). As of December 31, 2019, PBF LLC held a 48.2% limited partner interest (consisting of 29,953,631 common units) in PBFX, with the remaining 51.8% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. On February 28, 2019, PBFX closed on the transaction contemplated by the Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Prior to the IDR Restructuring, the IDRs entitled PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributed from operating surplus in excess of $0.345 per unit per quarter. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

The following map details the locations of our refineries and the location of PBFX’s assets as of December 31, 2019 (each as defined below):

Refining
As of December 31, 2019, our five refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana and Torrance, California. Each refinery is briefly described in the table below:

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
Logistics
PBFX is a fee-based, growth-oriented, publicly-traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of December 31, 2019, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by us in consolidation.
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in the Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC. The transaction was financed through a combination of proceeds from the 2019 Registered Direct Offering (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and borrowings under the PBFX five-year, $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”).
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Recent Developments
Martinez Acquisition
On February 1, 2020, we acquired from Equilon Enterprises LLC d/b/a Shell Oil Products US (the "Seller"), the Martinez refinery and related logistics assets (collectively, the “Martinez Acquisition”), pursuant to a sale and purchase agreement dated June 11, 2019 (the “Sale and Purchase Agreement”). The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion 157,000 bpd, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. The Martinez Acquisition further increases our total throughput capacity to over 1,000,000 bpd.
In addition to refining assets, the Martinez Acquisition includes a number of high-quality onsite logistics assets, including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
The purchase price for the Martinez Acquisition was $960.0 million plus approximately $230.0 million for estimated hydrocarbon inventory, which is subject to final valuation. In addition, PBF Holding also has an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing. The transaction was financed through a combination of cash on hand, including proceeds from our offering of the 2028 Senior Notes, and borrowings under our Revolving Credit Facility (both, as defined below).
Available Information
Our website address is www.pbfenergy.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “Investors”) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of our board of directors. These documents are available free of charge in print to any stockholder that makes a written request to the Secretary, PBF Energy Inc., One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

The diagram below depicts our organizational structure as of December 31, 2019:

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
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
48.2% limited partner interest
Non-economic general partner interest
Public Common Unitholders
51.8% limited partner interest
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Notes due 2025
Senior Notes due 2023 (1)
Operating Subsidiaries
Refining and Other Operating Subsidiaries
Rail Term Loan
Catalyst financing arrangements

(1) On January 24, 2020, PBF Holding issued an aggregate $1.0 billion of 6.00% unsecured senior notes due 2028. A portion of the net proceeds from this offering were used to fully redeem the senior notes due 2023.

Operating Segments
We operate in two reportable business segments: Refining and Logistics. Our five oil refineries, including certain related logistics assets that are not owned by PBFX, are engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. Certain of PBFX’s assets were previously operated and owned by various subsidiaries of PBF Holding and were acquired by PBFX in a series of transactions since its inception. PBFX is reported in the Logistics segment. A substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding and its subsidiaries and these intersegment related revenues are eliminated in consolidation. See “Note 21 - Segment Information” of our Notes to Consolidated Financial Statements, for detailed information on our operating results by business segment.
Refining Segment
Subsequent to the Martinez Acquisition, we own and operate six refineries providing geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico, and are able to ship products to other international destinations. Our refinery assets as of December 31, 2019 are described below.
Delaware City Refinery
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack (the “Truck Rack”) located adjacent to the refinery and a 23-mile interstate pipeline (the “DCR Products Pipeline”) that are used to distribute clean products. The DCR Products Pipeline and Truck Rack were sold to PBFX in May 2015.
As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes, as well as other high sulfur feedstock when economically viable, and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude coking refineries, the other being our Paulsboro refinery, on the East Coast of the United States with coking capacity equal to approximately 25% of crude capacity.
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd fluid catalytic cracking unit (“FCC unit”), 52,000 bpd fluid coking unit and 21,000 bpd hydrocracking unit.

The following table approximates the Delaware City refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	190,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	160,000
Hydrocracking Unit	21,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	11,000
Polymerization Unit	16,000
Fluid Coking Unit	52,000
Feedstocks and Supply Arrangements. We source our crude oil needs for Delaware City primarily through short-term and spot market agreements.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. Products produced at the Delaware City refinery are transferred to customers through pipelines, barges or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On August 29, 2019, we entered into amended and restated inventory intermediation agreements with J. Aron, (as amended from time to time, the “Inventory Intermediation Agreements”), to support the operations of the Delaware City and Paulsboro refineries (the “East Coast Refineries”). The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron purchases and holds title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”), produced by the East Coast Refineries and delivered into the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets (collectively the “J. Aron Storage Tanks”). Furthermore, J. Aron agrees to sell the J. Aron Products back to the East Coast Refineries as the J. Aron Products are discharged out of our J. Aron Storage Tanks. At expiration, we will have to repurchase the inventories outstanding under the Inventory Intermediation Agreement at that time.
Tankage Capacity. The Delaware City refinery has total storage capacity of approximately 10.0 million barrels. Of the total, approximately 3.6 million barrels of storage capacity are dedicated to crude oil and other feedstock storage with the remaining 6.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 75,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Delaware City refinery has a 280 MW power plant located on site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers, two heat recovery steam generators on the gas turbines, and is supplemented by secondary boilers at the FCC and Coker. Hydrogen is currently provided via the refinery’s steam methane reformer and continuous catalytic reformer.
Hydrogen Plant Project. During 2018, we signed an agreement with a third-party for an additional supply of 25 million standard cubic feet per day of hydrogen from a new hydrogen generation facility constructed on site (the “Hydrogen Facility”), which is expected to be completed in the second quarter of 2020. Upon completion of the Hydrogen Facility, this additional hydrogen will provide additional complex crude and feedstock processing capabilities.
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
Refined Product Yield and Distribution. The Paulsboro refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures Group I base oils or lubricants and asphalt. Products produced at the Paulsboro refinery are transferred to customers primarily through pipelines or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements under which we sell approximately 35% of our Paulsboro refinery’s gasoline production.
Inventory Intermediation Agreement. As discussed above under “Delaware City Refinery - Inventory Intermediation Agreement”, we currently have Inventory Intermediation Agreements with J. Aron to support the operations of the East Coast Refineries and facilitate the purchase and sale of certain crude and refined products amongst the parties. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. At expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreement at that time.
Tankage Capacity. The Paulsboro refinery has total storage capacity of approximately 7.5 million barrels. Of the total, approximately 2.1 million barrels are dedicated to crude oil storage with the remaining 5.4 million barrels allocated to finished products, intermediates and other products.

Energy and Other Utilities. Under normal operating conditions, the Paulsboro refinery consumes approximately 40,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery is mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation typically supplies about 57 MW of the total 63 MW total refinery load. There are circumstances where available generation is greater than the total refinery load, but the Paulsboro refinery does not typically export power to the utility grid. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. The Paulsboro refinery’s current hydrogen needs are primarily met by the hydrogen supply from the reformer. In addition, the refinery has available a standalone steam methane reformer. This ancillary hydrogen plant is utilized as a back-up source of hydrogen for the refinery’s process units.
Toledo Refinery
Overview. The Toledo refinery primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Patoka from the west and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.
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
Refined Product Yield and Distribution. Toledo produces finished products, including gasoline, jet and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer. Toledo is connected, via pipelines, to an extensive distribution network throughout Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania and West Virginia. The finished products are transported on pipelines owned by Sunoco Logistics Partners L.P. and Buckeye Partners. In addition, we have proprietary connections to a variety of smaller pipelines and spurs that help us optimize our clean products distribution. A significant portion of Toledo’s gasoline and ULSD are distributed through various terminals in this network.
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement had an initial three-year term, subject to certain early termination rights. In March 2019, the agreement was renewed and extended for a three-year term. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.

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
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	189,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	186,000
Delayed Coking Unit	40,000
Catalytic Reforming Unit	40,000
Alkylation Unit	15,000
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for Chalmette through connections to the CAM Pipeline and MOEM Pipeline as well as our marine terminal. On November 1, 2015, we entered into a market-based crude supply agreement with Petróleos de Venezuela S.A. (“PDVSA”) that has a ten-year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. We have not sourced crude oil under this agreement since 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
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

Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 19,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen from a third-party supplier.
Coker Project: The Chalmette refinery restarted its idled 12,000 barrel per day coker unit in the fourth quarter of 2019 to capture the potential benefit of processing additional heavy and high-sulfur feedstocks. The unit has increased the refinery’s total coking capacity to approximately 40,000 barrels per day.
Torrance Refinery
Overview. The Torrance refinery is located on 750 acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery capable of processing both heavy and medium crude oils through its crude unit and downstream units. In addition to refining assets, the Torrance refinery includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant logistics asset is a crude gathering and transportation system which delivers San Joaquin Valley crude oils directly from the field to the refinery. Additionally, included in the refinery are several pipelines which provide access to sources of waterborne crude oils including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline that supplies jet fuel to the Los Angeles airport.
The following table approximates the Torrance refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	155,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	88,000
Hydrotreating Units	151,000
Hydrocracking Unit	23,000
Alkylation Unit	27,000
Delayed Coking Unit	53,000
Feedstocks and Supply Arrangements. The Torrance refinery primarily processes a variety of medium and heavy crude oils. On July 1, 2016, we entered into a crude supply agreement with Exxon Mobil Oil Corporation (“ExxonMobil”) for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. This crude supply agreement has a five-year term with an automatic renewal feature unless either party gives thirty-six months written notice of its intent to terminate the agreement. Additionally, we obtain crude and feedstocks from other sources through connections to third-party pipelines as well as ship docks and truck racks.
Refined Product Yield and Distribution. The Torrance refinery predominantly produces gasoline, jet fuel and diesel fuels. Products produced at the Torrance refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of clean products are delivered to customers via pipelines. On July 1, 2016, we entered into an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchased up to 50% of our gasoline production. This offtake agreement had an initial term of three years and was not renewed upon expiration on July 1, 2019. We currently market and sell all of our refined products independently to a variety of customers either on the spot market or through term agreements.
Tankage Capacity. Torrance has a total tankage capacity of approximately 8.6 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 6.5 million barrels allocated to intermediates and products.

Energy and Other Utilities. Under normal operating conditions, the Torrance refinery consumes approximately 47,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Torrance refinery generates some power internally using a combination of steam and gas turbines and purchases any additional needed power from the local utility. The Torrance refinery has a long-term contract to purchase hydrogen from a third-party supplier.
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
As of December 31, 2019, PBFX’s assets consist of the following:

Asset	Capacity	Products Handled	PBF Location Supported
Transportation and Terminaling
DCR Rail Facility (a)(b)	various throughput capacity (a)	Crude	Delaware City and Paulsboro refineries
Toledo Truck Terminal (b)	22,500 bpd unloading capacity	Crude	Toledo Refinery
Toledo Storage Facility - propane loading facility (b)	11,000 bpd throughput capacity	Propane	Toledo Refinery
DCR Products Pipeline (b)(c)	125,000 bpd pipeline capacity	Refined products	Delaware City Refinery
DCR Truck Rack (b)(c)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs	Delaware City Refinery
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products	Delaware City and Paulsboro refineries
Torrance Valley Pipeline (b)	110,000 bpd pipeline capacity and approximately 700,000 barrel aggregate shell capacity (d)	Crude	Torrance Refinery
Paulsboro Natural Gas Pipeline (b)	60,000 dth/d pipeline capacity	Natural gas	Paulsboro Refinery
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products	Toledo Refinery
Knoxville Terminals	various throughput capacity and 520,000 barrel aggregate shell capacity	Gasoline, distillates and LPGs	Chalmette Refinery

Toledo Rail Products Facility (b)(e)	16,000 bpd loading capacity	Crude, LPGs, gasoline and distillates	Toledo Refinery
Chalmette Truck Rack (b)(e)	20,000 bpd loading capacity	Gasoline and distillates	Chalmette Refinery
Chalmette Rosin Yard (b)(e)	17,000 bpd unloading capacity	LPGs	Chalmette Refinery
Paulsboro Lube Oil Terminal (b)(e)	various throughput capacity and 229,000 barrel aggregate shell capacity	Lubes	Paulsboro Refinery
Delaware Ethanol Storage Facility (b)(e)	various throughput capacity and 100,000 barrel aggregate shell capacity	Ethanol	Delaware City Refinery
Storage
Toledo Storage Facility (b)	approximately 3.9 million barrel aggregate shell capacity (f)	Crude, refined products and intermediates	Toledo Refinery
Chalmette Storage Tank	625,000 barrel shell capacity	Crude	Chalmette Refinery
East Coast Storage Assets	approximately 4.0 million barrel aggregate shell capacity (g) and various throughput capacity	Crude, feedstock, asphalt and refined products	Delaware City and Paulsboro refineries
___________________

(a)
Included within the DCR Rail Facility are the DCR Rail Terminal, a rail unloading terminal with an unloading capacity of 130,000 bpd, and the DCR West Rack, an unloading facility with an unloading capacity of 40,000 bpd.

(b)	These assets represent the assets that PBFX acquired from PBF LLC.

(c)	The DCR Products Pipeline and DCR Truck Rack are collectively referred to as the “DCR Products Pipeline and Truck Rack.”

(d)	Includes storage capacity at the PBFX Midway, Emidio and Belridge stations.

(e)	These assets are collectively referred to as the “Development Assets”.

(f)
Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.

(g)
Of the approximately 4.0 million barrel aggregate shell capacity, approximately 3.0 million barrels are dedicated to crude and feedstocks and approximately 1.0 million barrels are allocated to asphalt.

Transactions with PBFX
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions occurring in the three years ended December 31, 2019 are discussed below.
On April 24, 2019, PBFX entered into the TVPC Contribution Agreement, pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding for total consideration of $200.0 million in cash. Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in TVPC. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC. The transaction was financed through a combination of proceeds from the 2019 Registered Direct Offering (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and borrowings under the PBFX Revolving Credit Facility.
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC, pursuant to which PBF LLC contributed all of the issued and outstanding limited liability company interests of the Development Assets to PBFX effective July 31, 2018 (the “Development Assets Contribution Agreements”). In consideration for the Development Assets limited liability company interests, PBFX delivered to PBF LLC total consideration of $31.6 million consisting of 1,494,134 common units of PBFX.
On February 15, 2017, PBFX entered into a contribution agreement (“the PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, PBF LLC contributed to PBFX’s wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to PBF Holding’s Paulsboro refinery, and is subject to regulation by the FERC. In connection with the PNGPC Contribution Agreement, PBFX constructed a new 24” pipeline to replace the existing pipeline, which commenced services in August 2017. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining, a wholly-owned subsidiary of PBF Holding, (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
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
In connection with the foregoing transactions and other transactions with PBFX, PBF Holding entered into commercial agreements with PBFX entities for the provision of services which require minimum monthly throughput volumes. Subsequent to the transactions described above, as of December 31, 2019, PBF LLC holds a 48.2% limited partner interest in PBFX consisting of 29,953,631 common units.
PBFX IDR Restructuring Agreement

On February 28, 2019, PBFX closed the IDR Restructuring Agreement with PBF GP, pursuant to which the IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2019, 2018 and 2017, gasoline and distillates accounted for 86.8%, 84.7% and 84.1% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2019, 2018 and 2017, no single customer accounted for 10% or more of our revenues, respectively. As of December 31, 2019 and December 31, 2018, no single customer accounted for 10% or more of our total trade accounts receivable.
Seasonality
Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends. Additionally, the degree of seasonality may differ by the geographic areas in which we operate. Most of the effects of seasonality on PBFX’s operating results are mitigated through fee-based commercial agreements with PBF Holding that include minimum volume commitments.
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

Our complex refinery system and sourcing optionality may position us favorably to benefit from changes in certain market conditions and governmental or industry regulations, such as the recently instituted requirement from the IMO related to the reduction in sulfur content of marine fuels to a maximum of 0.5% effective January 1, 2020. Due to our relative refinery complexity and ample coking capacity, we anticipate being able to favorably capture the benefit from potential product margin uplift associated with an increase in demand for low sulfur fuel or a widening of the discount on high-sulfur feedstocks as a result of the new IMO regulations.
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
Employees
As of December 31, 2019, we had approximately 3,442 employees, of which 1,713 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	414	—	N/A	N/A
Delaware City refinery	558	377	USW	January 2022
Paulsboro refinery	486	294	IOW	March 2022
Toledo refinery	550	333	USW	February 2022
Chalmette refinery	612	301	USW	January 2022
Torrance refinery	616	311 12	USW IBEW	January 2022 January 2022
Torrance logistics	114	47 4	USW USW	April 2021 January 2022
PBFX	92	24 10	USW-East Coast Storage Assets USW- East Coast Terminals	January 2022 April 2024
Total employees	3,442	1,713

Information About Our Executive Officers
The following is a list of our executive officers as of February 20, 2020:

Name	Age (as of December 31, 2019)	Position
Thomas J. Nimbley	68	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	46	President
Erik Young	42	Senior Vice President, Chief Financial Officer
Paul Davis	57	President, Western Region
Thomas L. O’Connor	47	Senior Vice President, Commercial
Herman Seedorf	68	Senior Vice President, Refining
Trecia Canty	50	Senior Vice President, General Counsel & Corporate Secretary
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
Paul Davis has served as our President, PBF Western Region since September 2017. Mr. Davis joined us in April of 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.

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
Herman Seedorf has served as our Senior Vice President of Refining since May 2014. Mr. Seedorf originally joined us in February of 2011 as the Delaware City Refinery Plant Manager and served as Senior Vice President, Eastern Region Refining, from September 2013 to May 2014. Prior to 2011, Mr. Seedorf served as the refinery manager of the Wood River Refinery in Roxana, Illinois, and also as an officer of the joint venture between ConocoPhillips and Cenovus Energy Inc. Mr. Seedorf’s oversight responsibilities included the development and execution of the multi-billion dollar upgrade project which enabled the expanded processing of Canadian crude oils. He also served as the refinery manager of the Bayway Refinery in Linden, New Jersey for four years during the time period that it was an asset of Tosco. Mr. Seedorf began his career in the petroleum industry with Exxon Corporation in 1980.
Trecia Canty has served as our Senior Vice President, General Counsel and Corporate Secretary since September 2015. In her role, Ms. Canty is responsible for the legal department and outside counsel, which provide a broad range of support for the Company’s business activities, including corporate governance, compliance, litigations and mergers and acquisitions. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led our commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of our subsidiaries. Prior to joining us, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton.
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
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•Item 1A. “Risk Factors”
◦We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently;
◦Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition;
◦We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;

◦We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability;
◦Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.
◦We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
•Item 3. “Legal Proceedings”, and;
•Item 8. “Financial Statements and Supplementary Data”
◦Note 8 - Accrued Expenses,
◦Note 11 - Other Long-Term Liabilities and
◦Note 13 - Commitments and Contingencies
Applicable Federal and State Regulatory Requirements
As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental and safety matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.
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
We incorporate by reference into this Item the federal and state regulatory requirements disclosures contained in the following sections of this report:
•Item 8. “Financial Statements and Supplementary Data”
◦Note 13 - Commitments and Contingencies

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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2019, we recorded an adjustment to value our inventories to the lower of cost or market which increased income from operations and net income by $250.2 million and $188.0 million, respectively, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $401.6 million at December 31, 2019.
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
Our business currently consists of owning and operating six refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistics assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
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
Our Toledo, Chalmette, Torrance and Martinez refineries receive a significant portion of their crude oil through pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM Pipeline and CAM Pipeline for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Pablo Bay Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance and Martinez refineries. Additionally, our Toledo, Chalmette, Torrance and Martinez refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at Toledo, the Collins Pipeline at our Chalmette refinery, the Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery and the KinderMorgan SFPP North Pipeline at our Martinez refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.
The Delaware City rail unloading facilities and the East Coast Storage Assets, allow our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which may provide significant cost advantages versus traditional Brent-based international crudes in certain market environments. Any disruptions or restrictions to our supply of crude by rail due to problems with third-party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
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
Both houses of Congress have actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA is taking steps to regulate GHGs under the existing federal CAA. EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB32). Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In addition, it is currently uncertain how the current presidential administration or future administrations will address GHG emissions. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, AB32 in California requires the state to reduce its GHG emissions to 1990 levels by 2020. Additionally, in September 2016, the state of California enacted Senate Bill 32 which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the Low Carbon Fuel Standard (“LCFS”). In 2012, CARB implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.
We may not be able to successfully integrate the recently acquired Martinez Refinery into our business, or realize the anticipated benefits of this acquisition.
The integration of the recently acquired Martinez refinery into our operations may be a complex and time-consuming process that may not be successful. Even if we successfully integrate this business into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this acquisition may prove to be incorrect. This acquisition involves risks, including:

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
In connection with the Martinez Acquisition, we did not have access to the type of historical financial information that we may require regarding the prior operation of the refinery. As a result, it may be difficult for investors to evaluate the probable impact of this acquisition on our financial performance until we have operated the acquired refinery for a substantial period of time.
A cyber-attack on, or other failure of, our technology infrastructure could affect our business and assets, and have a material adverse effect on our financial condition, results of operations and cash flows.
We are becoming increasingly dependent on our technology infrastructure and certain critical information systems which process, transmit and store electronic information, including information we use to safely and effectively operate our respective assets and businesses. These information systems include data network and telecommunications, internet access, our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refineries and logistics assets. We have invested, and expect to continue to invest, significant time, manpower and capital in our technology infrastructure and information systems. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cybersecurity threats to gain unauthorized access to sensitive information, cyber-attacks, which may render data systems unusable, and physical threats to the security of our facilities and infrastructure. Additionally, our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. Furthermore, we rely on information systems across our respective operations, including the management of supply chain and various other processes and transactions. As a result, a disruption on any information systems at our refineries or logistics assets, may cause disruptions to our collective operations.
The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, emergency recovery processes and a formal disaster recovery plan to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and our formal disaster recovery plan and other implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system were hacked or otherwise interfered with by an unauthorized user, or were to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time, it could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities.
Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, such as the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.
Further, our business interruption insurance may not compensate us adequately for losses that may occur. We do not carry insurance specifically for cybersecurity events; however, certain of our insurance policies may allow for coverage for a cyber-event resulting in ensuing property damage from an otherwise insured peril. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.
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
As a result, the effectiveness of our hedging strategy could have a material impact on our financial results. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory not covered by our various supply and Inventory Intermediation Agreements.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our Inventory Intermediation Agreements with J. Aron would require us to finance the J. Aron Products covered by the agreements at terms that may not be as favorable. Additionally, we are obligated to repurchase from J. Aron all volumes of the J. Aron Products upon termination of these agreements, which may have a material adverse impact on our working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro and Torrance acquisitions, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity condition will affect our ability to satisfy any and all of these needs or obligations.
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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are predominantly scheduled to expire on various dates in 2021 and 2022 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined petroleum products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities. Further, like other industrial companies, our facilities may be the target of terrorist activities or subject to catastrophic events such as natural disasters and pandemic illness. Any act of war, terrorism, or other catastrophic events that resulted in damage to, or otherwise disrupts the operating activities of, any of our refineries or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.
Economic turmoil in the global financial system or an economic slowdown or recession in the future may have an adverse impact on the refining industry.
Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. In the past, declines in global economic activity and consumer and business confidence and spending significantly reduced the level of demand for our products. In addition, macroeconomic trends, such as economic recession, inflation, unemployment and interest rates or unexpected catastrophic events such as natural disasters or pandemic illness, can affect the level of demand for our products. Reduced demand for our products may have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, downturns in the economy impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.
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
Our forecasted internal rates of return are also based upon our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, impact of new regulations, available alternative supply and customer demand. Any one or more of these factors could have a significant impact on our business. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows.
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
We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as various perfluorinated compounds, including perfluorooctanoate, perfluorooctane sulfonate, perfluorohexane sulfonate, or other per-and polyfluoroalkyl substances, asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our business, financial condition, results of operations and cash flow.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs. We incurred approximately $122.7 million in RINs costs during the year ended December 31, 2019 as compared to $143.9 million and $293.7 million during the years ended December 31, 2018 and 2017, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
Our pipelines are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate.
Our transportation activities are subject to regulation by multiple governmental agencies. The regulatory burden on the industry increases the cost of doing business and affects profitability. Additional proposals and proceedings that affect the oil industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission, the United States Department of Transportation (“DOT”), and the courts. We cannot predict when or whether any such proposals may become effective or what impact such proposals may have. Projected operating costs related to our pipelines reflect the recurring costs resulting from compliance with these regulations, and these costs may increase due to future acquisitions, changes in regulation, changes in use, or discovery of existing but unknown compliance issues.
We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
We are subject to the requirements of the Occupational Safety & Health Administration (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.
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
We may incur significant liabilities under, or costs and capital expenditures to comply with, health, safety, environmental and other laws and regulations, which are complex and change frequently. Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2019, we have total debt of $2,097.3 million, excluding unamortized deferred debt issuance costs of $32.4 million and our PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level, and we could incur an additional $1,673.5 million under our credit facilities. As disclosed in “Note 25 - Subsequent Events” of our Notes to Consolidated Financial Statements, we incurred additional debt in conjunction with the issuance of an aggregate $1.0 billion of 6.00% senior unsecured notes due 2028 by PBF Holding in January 2020 (the “2028 Senior Notes”), and we may incur additional indebtedness in the future. Our strategy may include executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

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
Various covenants in our debt instruments and other financing arrangements may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our indebtedness subjects us to financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of these debt instruments also require our subsidiaries to satisfy or maintain certain financial tests in certain circumstances. Our subsidiaries’ ability to meet these financial tests can be affected by events beyond our control and they may not meet such tests in the future.
Provisions in our indentures could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2025 Senior Notes (as defined below), the 2028 Senior Notes and the PBFX 2023 Senior Notes (as defined below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results

of Operations”), holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.
Our future credit ratings could adversely affect the cost of our borrowing as well as our ability to obtain credit in the future.
On January 24, 2020, PBF Holding issued the 2028 Senior Notes. The proceeds from this offering were used in part to subsequently redeem its outstanding 7.00% senior notes due 2023 (the “2023 Senior Notes”). The 2028 Senior Notes and our 7.25% senior notes due 2025 (the “2025 Senior Notes”) are rated B1 by Moody’s Investors Service Inc., BB by Standard & Poor’s Financial Services LLC, and BB by Fitch Ratings, Inc. Any adverse effect on our credit rating may increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our shareholders.
The discontinuation of LIBOR, and the adoption of an alternative reference rate, may have a material adverse impact on our floating rate indebtedness and financing costs.
We are subject to interest rate risk on floating interest rate borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”), the PBFX Revolving Credit Facility and the PBF Rail Term Loan (as defined in “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements). These borrowings have the optionality to use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR after 2021 to allow for an orderly transition to an alternate reference rate. In the United States, the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our floating rate indebtedness and financing costs.
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

The Revolving Credit Facility, the 2028 Senior Notes, the 2025 Senior Notes, and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. PBFX Revolving Credit Facility and PBFX’s indenture governing its PBFX 2023 Senior Notes also contain covenants that limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to make distributions and other restricted payments and restrict PBFX’s ability to incur liens and enter into burdensome agreements. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets, and PBFX is subject to a similar prohibition. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to PBF Energy stockholders, if any.
The rights of other members of PBF LLC may conflict with the interests of PBF Energy Class A common stockholders.
The interests of the other members of PBF LLC, which include current and former directors and officers, may not in all cases be aligned with PBF Energy Class A common stockholders’ interests. For example, these members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to PBF Energy Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2020 Proxy Statement incorporated herein by reference.
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
We expect that the payments that PBF Energy may make under the Tax Receivable Agreement will be substantial. As of December 31, 2019, PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million reflecting PBF Energy’s estimate of the undiscounted amounts that it expects to pay under the agreement due to exchanges that occurred prior to that date, and to range over the next five years from approximately $13.0 million to $86.0 million per year and decline thereafter. Future payments by PBF Energy in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be material as well. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement. The foregoing numbers are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable

Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments under the Tax Receivable Agreement could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of us.
In certain cases, payments by PBF Energy under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits it realizes in respect of the tax attributes subject to the Tax Receivable Agreement. These provisions may deter a change in control of the Company.
The Tax Receivable Agreement provides that upon certain changes of control, or if, at any time, PBF Energy elects an early termination of the Tax Receivable Agreement, PBF Energy’s (or its successor’s) obligations with respect to exchanged or acquired PBF LLC Series A Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including (i) that PBF Energy would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and (ii) that the subsidiaries of PBF LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. Moreover, in each of these instances, PBF Energy would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement. Assuming that the market value of a share of PBF Energy Class A common stock equals $31.37 per share (the closing price on December 31, 2019) and that LIBOR were to be 1.85%, we estimate that, as of December 31, 2019 the aggregate amount of these accelerated payments would have been approximately $326.9 million if triggered immediately on such date. In these situations, PBF Energy’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. PBF Energy may not be able to finance its obligations under the Tax Receivable Agreement and its existing indebtedness may limit its subsidiaries’ ability to make distributions to PBF Energy to pay these obligations. These provisions may deter a potential sale of our Company to a third-party and may otherwise make it less likely that a third-party would enter into a change of control transaction with us.
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
In addition, as of December 31, 2019, PBF LLC owns 29,953,631 common units representing 48.2% limited partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business”.

ITEM 3. LEGAL PROCEEDINGS
On July 24, 2013, DNREC issued a Notice of Administrative Penalty Assessment and Secretary’s Order to DCR for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment sought $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. Pursuant to a settlement agreement entered into on or about July 11, 2019 by and between DCR and DNREC (“Settlement Agreement”), DCR resolved this and other Notices of Violation (“NOVs”) as well as potential claims available to DNREC for any noncompliance with air quality matters related to activities at the Delaware City refinery occurring between June 1, 2010 and October 31, 2018, including associated Title V Permit deviations and particulate matter emissions from certain coke management facilities. The Settlement Agreement provides for resolution of DNREC’s claims, a penalty payment by DCR of $950,000, and no admission of liability by DCR. The Settlement Agreement will also result in modification and reissuance by DNREC of certain air quality permits for the Delaware City refinery to resolve objections made by DCR to certain prior permit conditions. Testing of the aforementioned coke management facilities was conducted in September 2019 and confirmed compliance with operating permit limits.
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC asserted that the Delaware City refinery had violated the Secretary’s 2013 Order by allegedly failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and allegedly misrepresenting the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under settlement agreement. DNREC has confirmed that Delaware City Refining Company has fully satisfied its obligations under the agreement, and therefore that the resolution of liability provided under the agreement has taken effect.
On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action have filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. That joint motion remains pending before the Coastal Zone Board.

At the time we acquired the Toledo refinery, EPA had initiated an investigation pursuant to Section 114 of the CAA into the compliance of the refinery with CAA standards, including those governing flaring. On February 1, 2013, EPA issued an amended NOV, and on September 20, 2013, EPA issued a NOV and Finding of Violation to Toledo refinery, alleging certain violations of the CAA at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Following settlement discussions, this enforcement action has been resolved. On August 21, 2019, the United States District Court for the Northern District of Ohio entered a consent decree executed by Toledo refinery, EPA and the U.S. Department of Justice. The consent decree included flare emission reduction and controls, enhancements to the existing leak detection and repair program, a civil administrative penalty of $418,300, and a commitment of $150,000 to support implementation of community-based supplemental environmental projects. In the context of resolving the terms of this consent decree, Toledo refinery also agreed to pay EPA and the State of Ohio certain stipulated penalties of $76,700 related to the termination of an historical consent decree.
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
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Since EPA’s issuance of the preliminary findings in March 2017, we have been in substantive discussions to resolve the preliminary findings. Effective January 9, 2020, we and EPA entered into a Consent Agreement and Final Order (“CAFO”), effective as of January 9, 2020, which contains no admission by us for any alleged violations in the CAFO, includes a release from all alleged violations in the CAFO, requires payment of a penalty of $125,000 and the implementation of a supplemental environmental project (“SEP”) of at least $219,000 that must be completed by December 15, 2021. The SEP will consist of configuring the northeast fire water monitor to automatically deploy water upon detection of a release.
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

During 2018, EPA conducted certain evaluations of the ambient air in the vicinity of one of PBFX’s petroleum terminals. PBFX and EPA agreed to resolve EPA’s allegations through execution of an Administrative Consent Order (the “ACO”). The ACO, effective on November 13, 2019, provides for PBFX to make a civil penalty payment of $226,235, and commit to certain injunctive relief, notably including the installation and operation of a thermal oxidizer to reduce the emissions to the atmosphere of volatile organic compound emissions collected from certain existing tanks. Pursuant to the terms of the ACO, PBFX does not admit the factual or legal allegations, nor any liability for noncompliance as alleged by EPA.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles (the “Court”) and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. Although the settlement resolution has not been finalized, we presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. Discovery has been served by the parties. We cannot currently estimate the amount or the timing of the resolution of this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., PBF Holding and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by us. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. We have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. Discovery has been served by the parties. We cannot currently estimate the amount or the timing of the resolution of this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

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
As of February 18, 2020 there were 165 holders of record of PBF Energy Class A common stock and 20 holders of record of PBF Energy Class B common stock.
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
The ability of PBF Holding to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Credit Facility, the 2025 Senior Notes, the 2028 Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the senior notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Credit Facility contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
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

PBF Holding made $121.6 million in distributions to PBF LLC during the year ended December 31, 2019. PBF LLC used $145.3 million, which included $115.4 million distributed from PBF Holding, to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $143.8 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $143.8 million to pay four separate equivalent cash dividends of $0.30 per share of its Class A common stock on March 14, 2019, May 30, 2019, August 30, 2019 and November 26, 2019. PBF LLC also made aggregate tax distributions to its members of $55.1 million, of which $53.4 million was made to PBF Energy. In addition, PBFX made aggregate quarterly distributions of $125.5 million ($2.05 per unit) during the year ended December 31, 2019 to holders of its common units, of which $61.4 million was paid to PBF LLC.
Prior to the IDR Restructuring, PBF LLC owned all of the IDRs of PBFX. The IDRs entitled PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributed from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% included distributions paid to PBF LLC on its partnership interest. The maximum distribution of 50.0% did not include any distributions that PBF LLC previously received on common units that it owns. PBFX made IDR payments of $12.7 million to PBF LLC based on its distributions for the year ended December 31, 2018. Subsequent to the closing of the IDR Restructuring on February 28, 2019, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the periods commencing December 31, 2014 through December 31, 2019. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: CVR Energy Inc., Delek US Holdings Inc., HollyFrontier Corp, Marathon Petroleum Corp, Phillips 66 and Valero Energy Corp.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
PBF Energy Class A common stock	$100.00	$143.62	$114.10	$152.40	$144.87	$145.11
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	123.39	125.95	167.27	148.91	180.37

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for PBF Energy Class A Common Stock
In the fourth quarter of 2019, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. No exchanges were made by any of our directors or executive officers.

ITEM 6. SELECTED FINANCIAL DATA
The following tables present selected historical consolidated financial data of PBF Energy and PBF LLC. The selected historical consolidated financial data as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, have been derived from our audited financial statements, included in “Item 8. Financial Statements and Supplementary Data.” The selected historical consolidated financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from the audited financial statements of PBF Energy and PBF LLC not included in this Annual Report on Form 10-K. As a result of the Chalmette and Torrance acquisitions, the historical consolidated financial results of PBF Energy and PBF LLC only include the results of operations for the Chalmette and Torrance refineries from November 1, 2015 and July 1, 2016 forward, respectively.
The historical consolidated financial data and other statistical data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”
The consolidated financial information may not be indicative of our future financial condition, results of operations or cash flows.

	Year Ended December 31,
PBF Energy	2019	2018	2017	2016	2015
	(in millions, except share and per share data)
Revenues	$24,508.2	$27,186.1	$21,786.6	$15,920.4	$13,123.9

Cost and expenses:
Cost of products and other	21,387.5	24,503.4	18,863.6	13,598.3	11,481.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,782.3	1,721.0	1,684.4	1,422.8	902.9
Depreciation and amortization expense	425.3	359.1	278.0	216.3	187.7
Cost of sales	23,595.1	26,583.5	20,826.0	15,237.4	12,572.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	284.0	277.0	214.5	166.3	181.3
Depreciation and amortization expense	10.8	10.6	13.0	5.8	9.7
Change in contingent consideration	(0.8)	—	—	—	—
(Gain) loss on sale of asset	(29.9)	(43.1)	1.5	11.4	(1.0)
Total cost and expenses	23,859.2	26,828.0	21,055.0	15,420.9	12,762.2

Income from operations	649.0	358.1	731.6	499.5	361.7

Other income (expense):
Interest expense, net	(159.6)	(169.9)	(154.4)	(150.0)	(106.2)
Change in Tax Receivable Agreement liability	—	13.9	250.9	12.9	18.2
Change in fair value of catalyst obligations	(9.7)	5.6	(2.2)	1.4	10.2
Debt extinguishment costs	—	—	(25.5)	—	—
Other non-service components of net periodic benefit cost	(0.2)	1.1	(1.4)	(0.6)	(1.7)
Income before income taxes	479.5	208.8	799.0	363.2	282.2
Income tax expense	104.3	33.5	315.6	137.7	86.7
Net income	375.2	175.3	483.4	225.5	195.5
Less: net income attributable to noncontrolling interests	55.8	47.0	67.8	54.7	49.1
Net income attributable to PBF Energy Inc. stockholders	$319.4	$128.3	$415.6	$170.8	$146.4
Weighted-average shares of Class A common stock outstanding:
Basic	119,887,646	115,190,262	109,779,407	98,334,302	88,106,999
Diluted	121,853,299	118,773,606	113,898,845	103,606,709	94,138,850
Net income available to Class A common stock per share:
Basic	$2.66	$1.11	$3.78	$1.74	$1.66
Diluted	$2.64	$1.10	$3.73	$1.74	$1.65
Dividends per common share	$1.20	$1.20	$1.20	$1.20	$1.20
Balance sheet data (at end of period) :
Total assets	$9,132.4	$8,005.4	$8,118.0	$7,621.9	$6,105.1
Total debt (2)	2,097.3	1,974.7	2,226.1	2,180.7	1,881.6
Total equity	3,585.5	3,248.5	2,902.9	2,570.7	2,095.9
Other financial data :
Capital expenditures (3)	$748.9	$733.9	$727.1	$1,612.9	$981.1

	Year Ended December 31,
PBF LLC	2019	2018	2017	2016	2015
	(in millions)
Revenues	$24,508.2	$27,186.1	$21,786.6	$15,920.4	$13,123.9

Cost and expenses:
Cost of products and other	21,387.5	24,503.4	18,863.6	13,598.3	11,481.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,782.3	1,721.0	1,684.4	1,422.8	902.9
Depreciation and amortization expense	425.3	359.1	278.0	216.3	187.7
Cost of sales	23,595.1	26,583.5	20,826.0	15,237.4	12,572.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	282.3	275.2	214.2	166.1	180.3
Depreciation and amortization expense	10.8	10.6	13.0	5.8	9.7
Change in contingent consideration	(0.8)	—	—	—	—
(Gain) loss on sale of assets	(29.9)	(43.1)	1.5	11.4	(1.0)
Total cost and expenses	23,857.5	26,826.2	21,054.7	15,420.7	12,761.2

Income from operations	650.7	359.9	731.9	499.7	362.7

Other income (expense):
Interest expense, net	(169.1)	(178.5)	(162.3)	(155.8)	(109.4)
Change in fair value of catalyst obligations	(9.7)	5.6	(2.2)	1.4	10.2
Debt extinguishment costs	—	—	(25.5)	—	—
Other non-service components of net periodic benefit cost	(0.2)	1.1	(1.4)	(0.6)	(1.7)
Income before income taxes	471.7	188.1	540.5	344.7	261.8
Income tax (benefit) expense	(8.3)	8.0	(10.8)	23.7	0.6
Net income	480.0	180.1	551.3	321.0	261.2
Less: net income attributable to noncontrolling interests	51.5	42.3	51.2	40.1	34.9
Net income attributable to PBF Energy Company LLC	$428.5	$137.8	$500.1	$280.9	$226.3
Balance sheet data (at end of period) :
Total assets	$9,129.1	$7,953.1	$8,039.0	$7,133.5	$5,501.2
Total debt (2)	2,473.7	2,300.8	2,519.0	2,370.8	2,096.3
Total equity	3,609.1	3,219.4	2,878.5	2,487.7	1,909.4
Other financial data :
Capital expenditures (3)	$748.9	$733.9	$727.0	$1,612.9	$981.1
——————————

(1)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to completed and other pending and non-consummated acquisitions of $11.6 million, $2.9 million, $1.0 million, $17.5 million and $5.8 million in 2019, 2018, 2017, 2016 and 2015, respectively.

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
•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain products located at our J. Aron Storage Tanks upon termination of these agreements;
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
•the threat of cyber-attacks;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB32, or from actions taken by environmental interest groups;
•market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standards and GHG emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to complete the successful integration of the Martinez refinery and any other acquisitions into our business and to realize the benefits from such acquisitions;
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

Executive Summary
Our business operations are conducted by PBF LLC and its subsidiaries. We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2019, we owned and operated five domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana and Torrance, California. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 bpd, and a weighted average Nelson Complexity Index of 12.2. We operate in two reportable business segments: Refining and Logistics. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
Following the completion of the Martinez Acquisition, we increased our total throughput capacity to over 1,000,000 bpd and became the most complex independent refiner with a consolidated Nelson Complexity of 12.8.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Torrance Land Sale
On August 1, 2019 and August 7, 2018, we closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in gains of approximately $33.1 million and $43.8 million in the third quarter of 2019 and 2018, respectively, included within Gain on sale of assets in the Consolidated Statements of Operations.
Inventory Intermediation Agreements
The Inventory Intermediation Agreements with J. Aron were amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, the maturity date. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the PBFX East Coast Storage Assets as a location and crude oil as a new product type to be included in the products sold to J. Aron by DCR. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the J. Aron Products produced by the East Coast Refineries, and delivered into our J. Aron Storage Tanks. Furthermore, J. Aron agrees to sell the J. Aron Products back to the East Coast Refineries as they are discharged out of our J. Aron Storage Tanks. J. Aron has the right to store the J. Aron Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases”
As disclosed in “Note 14 - Leases” of our Notes to Consolidated Financial Statements, prior to January 1, 2019, we accounted for leases under ASC 840 and did not record a right of use asset or corresponding lease liability for operating leases on our Consolidated Balance Sheets. We adopted ASC 842 using a modified retrospective approach, and elected the transition method to apply the new standard at the adoption date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840.

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
As of December 31, 2019, including the offerings described above, PBF Energy owns 119,826,202 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others beneficially own 1,215,317 PBF LLC Series A Units, and the holders of our issued and outstanding shares of PBF Energy Class A common stock have 99.0% of the voting power in us and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 1.0% of the voting power in us.
PBFX Equity Offerings
On April 24, 2019, PBFX entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct offering (the “2019 Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The 2019 Registered Direct Offering closed on April 29, 2019.
On July 30, 2018, PBFX closed on a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering of an aggregate of 1,775,750 common units for net proceeds of approximately $34.9 million.
As of December 31, 2019, PBF LLC held a 48.2% limited partner interest in PBFX with the remaining 51.8% limited partner interest owned by public common unitholders.
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

Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions and third-party acquisitions made by PBFX occurring in the three years ended December 31, 2019 are discussed below.
TVPC Acquisition
On April 24, 2019, PBFX entered into the TVPC Contribution Agreement, pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding for total consideration of $200.0 million. Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in TVPC. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC. The transaction was financed through a combination of proceeds from the 2019 Registered Direct Offering and borrowings under the PBFX Revolving Credit Facility.
PBFX IDR Restructuring
On February 28, 2019, PBFX closed on the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which PBFX’s IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.
East Coast Storage Assets Acquisition
On October 1, 2018, PBFX closed on its agreement with Crown Point International, LLC (“Crown Point”) to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of approximately $127.0 million, including working capital and the Contingent Consideration (as defined in “Note 4 - Acquisitions” of our Notes to Consolidated Financial Statements), comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million that was paid on October 1, 2019. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.
Development Assets Acquisition
On July 16, 2018, PBFX and PBF LLC entered into the Development Assets Contribution Agreements, pursuant to which PBFX acquired from PBF LLC all of the issued and outstanding limited liability company interests of Toledo Rail Logistics Company LLC, whose assets consist of a loading and unloading rail facility located at PBF Holding’s Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC, whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at PBF Holding’s Chalmette refinery; Paulsboro Terminaling Company LLC, whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC, whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”). The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units representing limited partner interests in PBFX, issued to PBF LLC.
Knoxville Terminal Acquisition
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

Chalmette Storage Services Agreement
On February 15, 2017, we entered into a ten-year storage services agreement, under which PBFX, through PBFX Op Co, assumed construction of a crude oil storage tank at the Chalmette refinery (the “Chalmette Storage Tank”). The Chalmette Storage Tank commenced operations providing storage services to PBF Holding in November 2017 upon completion of construction.
PNGPC Contribution Agreement
On February 15, 2017, PBFX entered into the PNGPC Contribution Agreement between PBFX and PBF LLC, pursuant to which PBFX Op Co acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC. PNGPC owns and operates an existing interstate natural gas pipeline. In August 2017, PBFX Op Co completed the construction of a new pipeline which replaced the existing pipeline and commenced operations providing pipeline transportation services to PBF Holding.
PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into the PBFX Revolving Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The PBFX Revolving Credit Facility amended and restated the May 2014 PBFX Revolving Credit Facility to, among other things, increase the maximum commitment available to PBFX from $360.0 million to $500.0 million and extend the maturity date to July 2023. PBFX has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $250.0 million to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The commitment fees on the unused portion, the interest rate on advances, and the fees for letters of credit are consistent with the May 2014 PBFX Revolving Credit Facility. The PBFX Revolving Credit Facility is guaranteed by a limited guaranty of collection from PBF LLC. During 2019 and 2018, PBFX incurred net borrowings of $127.0 million and $126.3 million, respectively, primarily to fund acquisitions and capital projects.
The outstanding borrowings under the PBFX Revolving Credit Facility were $283.0 million, $156.0 million and $29.7 million as of December 31, 2019, 2018 and 2017, respectively.
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increases the maximum commitment available to PBF Holding from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement and further described in “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019 and December 31, 2018. At December 31, 2017, there was $350.0 million outstanding under the August 2014 Revolving Credit Agreement.

Senior Notes
On May 30, 2017, PBF Holding and PBF Finance Corporation (“PBF Finance”) issued $725.0 million, in aggregate, principal amount of the 2025 Senior Notes. We used the net proceeds of $711.6 million to fund the cash tender offer (the “Tender Offer”) for any and all of the outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
On October 6, 2017, PBFX issued an additional $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (together with the initially issued notes, the “PBFX 2023 Senior Notes”). The additional amount of the PBFX 2023 Senior Notes were issued at 102% of face value with an effective rate of 6.442% and were issued under the indenture governing the initial PBFX 2023 Senior Notes dated May 12, 2015. PBFX used the net proceeds from the offering of the additional amount of the PBFX 2023 Senior Notes to repay a portion of the PBFX Revolving Credit Facility and for general capital purposes.
Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $122.7 million in RINs costs during the year ended December 31, 2019 as compared to $143.9 million and $293.7 million during the years ended December 31, 2018 and 2017, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
Crude Oil Acquisition Agreements
We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.

Tax Receivable Agreement
In connection with PBF Energy’s initial public offering, PBF Energy entered into a Tax Receivable Agreement pursuant to which PBF Energy is required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units PBF Energy purchases, approximately 85% of the cash savings in income taxes that PBF Energy realizes as a result of the increase in the tax basis of its interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. PBF Energy has recognized, as of December 31, 2019, 2018 and 2017, a liability for the Tax Receivable Agreement of $373.5 million, $373.5 million and $362.1 million, respectively, reflecting its estimate of the undiscounted amounts that it expects to pay under the agreement due to exchanges including those in connection with its IPO and its secondary offerings. PBF Energy’s estimate of the Tax Receivable Agreement liability is based, in part, on forecasts of future taxable income over the anticipated life of its future business operations, assuming no material changes in the relevant tax law. Periodically, it may adjust the liability based, in part, on an updated estimate of the amounts that it expects to pay, using assumptions consistent with those used in its concurrent estimate of the deferred tax asset valuation allowance. For example, PBF Energy must adjust the estimated Tax Receivable Agreement liability each time it purchases PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for PBF Energy Class A common stock. These periodic adjustments to the tax receivable liability, if any, are recorded in general and administrative expense and may result in adjustments to its income tax expense and deferred tax assets and liabilities. As a result of the reduction of the corporate tax rate to 21% as part of the TCJA, the liability associated with the Tax Receivable Agreement was reduced. Accordingly, the deferred tax assets associated with the payments made or expected to be made were also reduced.
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
Credit Risk Management
Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to us. Our exposure to credit risk is reflected in the carrying amount of the receivables that are presented in our Consolidated Balance Sheets. To minimize credit risk, all customers are subject to extensive credit verification procedures and extensions of credit above defined thresholds are to be approved by the senior management. Our intention is to trade only with recognized creditworthy third parties. In addition, receivable balances are monitored on an ongoing basis. We also limit the risk of bad debts by obtaining security such as guarantees or letters of credit.
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with PDVSA since 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.

In the past several years, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City and Paulsboro refineries. The Delaware City rail unloading facilities, and the East Coast Storage Assets, allow our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. Certain of these railcars were subsequently sold to a third-party, which has leased the railcars back to us for periods of between four and seven years. In subsequent periods, we have sold or returned railcars to optimize our railcar portfolio. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 51% gasoline, 31% distillate, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (3% petroleum coke, 3% LPGs, 7% black oil and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
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
Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of RBOB and ULSD diesel against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 44% gasoline, 34% distillate and 3% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (13% black oil, 2% petroleum coke, and 4% LPGs). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
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
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of conventional blendstock for oxygenate blending and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 55% gasoline, 34% distillate, 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (4% LPGs and 2% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 50% gasoline and 33% distillate, with the remaining portion of the product slate comprised of lower-value products (8% black oil, 4% petroleum coke, 3% LPGs, and 2% petrochemical feedstocks). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (Gulf Coast) 2-1-1 benchmark refining margin due to the following factors:
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
Additionally, the idled 12,000 barrel per day coker unit was restarted in the fourth quarter of 2019 to increase the refinery’s long-term feedstock flexibility to capture the potential benefit in the price for heavy and high-sulfur feedstocks. The unit has increased the refinery’s total coking capacity to approximately 40,000 barrels per day.
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of Alaskan North Slope (“ANS”) crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (CARBOB), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 62% gasoline and 26% distillate with the remaining portion of the product slate comprised of lower-value products (8% petroleum coke, 2% LPG and 2% black oil). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
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

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2019, 2018 and 2017 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Year Ended December 31,
	2019	2018	2017
Revenues	$24,508.2	$27,186.1	$21,786.6

Cost and expenses:
Cost of products and other	21,387.5	24,503.4	18,863.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,782.3	1,721.0	1,684.4
Depreciation and amortization expense	425.3	359.1	278.0
Cost of sales	23,595.1	26,583.5	20,826.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	284.0	277.0	214.5
Depreciation and amortization expense	10.8	10.6	13.0
Change in contingent consideration	(0.8)	—	—
(Gain) loss on sale of assets	(29.9)	(43.1)	1.5
Total cost and expenses	23,859.2	26,828.0	21,055.0

Income from operations	649.0	358.1	731.6

Other income (expense):
Interest expense, net	(159.6)	(169.9)	(154.4)
Change in Tax Receivable Agreement liability	—	13.9	250.9
Change in fair value of catalyst obligations	(9.7)	5.6	(2.2)
Debt extinguishment costs	—	—	(25.5)
Other non-service components of net periodic benefit cost	(0.2)	1.1	(1.4)
Income before income taxes	479.5	208.8	799.0
Income tax expense	104.3	33.5	315.6
Net income	375.2	175.3	483.4
Less: net income attributable to noncontrolling interests	55.8	47.0	67.8
Net income attributable to PBF Energy Inc. stockholders	$319.4	$128.3	$415.6

Consolidated gross margin	$913.1	$602.6	$960.6

Gross refining margin (1)	$2,801.2	$2,419.4	$2,676.6

Net income available to Class A common stock per share:
Basic	$2.66	$1.11	$3.78
Diluted	$2.64	$1.10	$3.73
——————————
(1) See Non-GAAP Financial Measures.

PBF LLC	Year Ended December 31,
	2019	2018	2017
Revenues	$24,508.2	$27,186.1	$21,786.6

Cost and expenses:
Cost of products and other	21,387.5	24,503.4	18,863.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,782.3	1,721.0	1,684.4
Depreciation and amortization expense	425.3	359.1	278.0
Cost of sales	23,595.1	26,583.5	20,826.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	282.3	275.2	214.2
Depreciation and amortization expense	10.8	10.6	13.0
Change in contingent consideration	(0.8)	—	—
(Gain) loss on sale of assets	(29.9)	(43.1)	1.5
Total cost and expenses	23,857.5	26,826.2	21,054.7

Income from operations	650.7	359.9	731.9

Other income (expense):
Interest expense, net	(169.1)	(178.5)	(162.3)
Change in fair value of catalyst obligations	(9.7)	5.6	(2.2)
Debt extinguishment costs	—	—	(25.5)
Other non-service components of net periodic benefit cost	(0.2)	1.1	(1.4)
Income before income taxes	471.7	188.1	540.5
Income tax (benefit) expense	(8.3)	8.0	(10.8)
Net income	480.0	180.1	551.3
Less: net income attributable to noncontrolling interests	51.5	42.3	51.2
Net income attributable to PBF Energy Company LLC	$428.5	$137.8	$500.1

Operating Highlights

	Year Ended December 31,
	2019	2018	2017
Key Operating Information
Production (bpd in thousands)	825.2	854.5	802.9
Crude oil and feedstocks throughput (bpd in thousands)	823.1	849.7	807.4
Total crude oil and feedstocks throughput (millions of barrels)	300.4	310.0	294.7
Consolidated gross margin per barrel of throughput	$3.04	$1.94	$3.25
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.51	$9.09	$8.08
Refinery operating expense, per barrel of throughput	$5.61	$5.34	$5.52

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	36%	34%
Medium	28%	30%	30%
Light	26%	21%	21%
Other feedstocks and blends	14%	13%	15%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	49%	50%	50%
Distillates and distillate blendstocks	32%	32%	30%
Lubes	1%	1%	1%
Chemicals	2%	2%	2%
Other	16%	16%	16%
Total yield	100%	101%	99%
——————————
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2019	2018	2017
	(dollars per barrel, except as noted)
Dated Brent crude oil	$64.34	$71.34	$54.18
West Texas Intermediate (WTI) crude oil	$57.03	$65.20	$50.79
Light Louisiana Sweet (LLS) crude oil	$62.67	$70.23	$54.02
Alaska North Slope (ANS) crude oil	$65.00	$71.54	$54.43
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.68	$13.17	$14.74
WTI (Chicago) 4-3-1	$15.25	$14.84	$15.88
LLS (Gulf Coast) 2-1-1	$12.43	$12.30	$13.57
ANS (West Coast) 4-3-1	$18.46	$15.48	$17.43
Crude Oil Differentials
Dated Brent (foreign) less WTI	$7.31	$6.14	$3.39
Dated Brent less Maya (heavy, sour)	$6.76	$8.70	$7.16
Dated Brent less WTS (sour)	$8.09	$13.90	$4.37
Dated Brent less ASCI (sour)	$3.73	$4.64	$3.66
WTI less WCS (heavy, sour)	$13.61	$26.93	$12.24
WTI less Bakken (light, sweet)	$0.66	$2.86	$(0.26)
WTI less Syncrude (light, sweet)	$0.18	$6.84	$(1.74)
WTI less LLS (light, sweet)	$(5.64)	$(5.03)	$(3.23)
WTI less ANS (light, sweet)	$(7.97)	$(6.34)	$(3.63)
Natural gas (dollars per MMBTU)	$2.53	$3.07	$3.02

2019 Compared to 2018
Overview— PBF Energy net income was $375.2 million for the year ended December 31, 2019 compared to net income of $175.3 million for the year ended December 31, 2018. PBF LLC net income was $480.0 million for the year ended December 31, 2019 compared to net income of $180.1 million for the year ended December 31, 2018. Net income attributable to PBF Energy stockholders was $319.4 million, or $2.64 per diluted share, for the year ended December 31, 2019 ($2.64 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.90 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $128.3 million, or $1.10 per diluted share, for the year ended December 31, 2018 ($1.10 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $3.26 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 98.3% for the years ended December 31, 2019 and 2018, respectively.
Our results for the year ended December 31, 2019 were positively impacted by special items comprised of a non-cash, pre-tax LCM inventory adjustment of approximately $250.2 million, or $188.0 million net of tax and a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.9 million net of tax. Our results for the year ended December 31, 2018 were negatively impacted by special items consisting of a non-cash, pre-

tax LCM inventory adjustment of approximately $351.3 million, or $260.0 million net of tax, and the early return of certain leased railcars, resulting in a pre-tax charge of $52.3 million, or $38.7 million net of tax. These unfavorable impacts were partially offset by special items related to a pre-tax benefit associated with the change in the Tax Receivable Agreement liability of $13.9 million, or $10.3 million net of tax, and a pre-tax gain on the sale of land at our Torrance refinery of $43.8 million, or $32.4 million net of tax.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes and barrels sold across our refineries, partially offset by higher crack spreads realized at our West Coast refinery. Refining margins for the current year compared to the prior year were weaker at our East Coast, Mid-Continent and Gulf Coast refineries, offset by significantly stronger margins realized on the West Coast. Our results for the year ended December 31, 2019 were also negatively impacted by increased operating expenses and depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround and maintenance activity during 2019.
Revenues— Revenues totaled $24.5 billion for the year ended December 31, 2019 compared to $27.2 billion for the year ended December 31, 2018, a decrease of approximately $2.7 billion or 9.9%. Revenues per barrel sold were $69.93 and $77.08 for the years ended December 31, 2019 and 2018, respectively, a decrease of 9.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 336,400 bpd, 153,000 bpd, 177,900 bpd and 155,800 bpd, respectively. For the year ended December 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,700 bpd, 149,600 bpd, 185,600 bpd and 169,800 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the year ended December 31, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and the crude unit at our Paulsboro refinery, all of which were completed in the first half of 2019, and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were higher in the current year compared to the prior year due to a planned turnaround at our Toledo refinery in the first half of the prior year. Throughput rates at our Gulf Coast refinery were lower in the year ended December 31, 2019 compared to the same period in 2018 due to unplanned downtime in the fourth quarter of 2019. For the year ended December 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 382,500 bpd, 163,900 bpd, 225,300 bpd and 188,600 bpd, respectively. For the year ended December 31, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 372,700 bpd, 161,800 bpd, 233,700 bpd and 198,100 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $913.1 million for the year ended December 31, 2019, compared to $602.6 million for the year ended December 31, 2018, an increase of $310.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,801.2 million, or $9.34 per barrel of throughput, for the year ended December 31, 2019 compared to $2,419.4 million, or $7.79 per barrel of throughput, for the year ended December 31, 2018, an increase of approximately $381.8 million. Gross refining margin excluding special items totaled $2,551.0 million, or $8.51 per barrel of throughput, for the year ended December 31, 2019 compared to $2,823.0 million, or $9.09 per barrel of throughput, for the year ended December 31, 2018, a decrease of $272.0 million.
Consolidated gross margin and gross refining margin were positively impacted in the current year by a non-cash LCM inventory adjustment of approximately $250.2 million on a net basis, resulting from the increase in crude oil and refined product prices from the year ended 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials and refining margins and reduced throughput rates at the majority of our refineries, partially offset by higher throughput rates in the Mid-Continent and stronger crack spreads on the West Coast. For the year ended December 31, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $351.3 million on a net basis, resulting from a decrease in crude oil and refined product prices and a $52.3 million charge resulting from costs associated with the early return of certain leased railcars.
Additionally, our results continue to be impacted by significant costs to comply with the RFS, although at a reduced level from the prior year. Total RFS costs were $122.7 million for the year ended December 31, 2019 compared with $143.9 million for the year ended December 31, 2018.
Average industry margins were mixed during the year ended December 31, 2019 compared with the prior year, primarily as a result of varying regional product inventory levels and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable compared with the prior year, with notable light-heavy crude differential compression negatively impacting our gross refining margin and moving our overall crude slate lighter.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.68 per barrel, or 3.7% lower, in the year ended December 31, 2019, as compared to $13.17 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased $1.94 per barrel and $2.20 per barrel, respectively, in comparison to the prior year. In addition, the WTI/WCS differential decreased significantly to $13.61 per barrel in 2019 compared to $26.93 per barrel in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $15.25 per barrel, or 2.8% higher, in the year ended December 31, 2019, as compared to $14.84 per barrel in the prior year. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.66 per barrel in the year ended December 31, 2019, as compared to $2.86 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged $0.18 per barrel for the year ended December 31, 2019 as compared to $6.84 per barrel in the prior year.
In the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.43 per barrel, or 1.1% higher, in the year ended December 31, 2019 as compared to $12.30 per barrel in the prior year. Margins in the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $5.64 per barrel for the year ended December 31, 2019 as compared to a premium of $5.03 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $18.46 per barrel, or 19.3% higher, in the year ended December 31, 2019 as compared to $15.48 per barrel in the prior year. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $7.97 per barrel for the year ended December 31, 2019 as compared to a premium of $6.34 per barrel in the prior year.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,782.3 million for the year ended December 31, 2019 compared to $1,721.0 million for the year ended December 31, 2018, an increase of approximately $61.3 million, or 3.6%. Of the total $1,782.3 million of operating expenses for the year ended December 31, 2019, $1,684.3 million, or $5.61 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $98.0 million related to expenses incurred by the Logistics segment ($1,654.8 million or $5.34 per barrel of throughput, and $66.2 million of operating expenses for the year ended December 31, 2018 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to higher outside service costs related to turnaround and maintenance activity. Operating expenses related to our Logistics segment increased when compared to 2018 due to expenses related to the operations of PBFX’s recently acquired assets and higher environmental clean-up remediation costs and product contamination remediation costs.

General and Administrative Expenses— General and administrative expenses totaled $284.0 million for the year ended December 31, 2019, compared to $277.0 million for the year ended December 31, 2018, an increase of $7.0 million or 2.5%. The increase in general and administrative expenses for the year ended December 31, 2019 compared with the year ended December 31, 2018 primarily related to higher outside services, including legal settlement charges, and transaction costs related to the Martinez Acquisition, partially offset by a reduction in incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— Gain on sale of assets was $29.9 million and $43.1 million for the year ended December 31, 2019 and December 31, 2018, respectively, mainly attributed to the sale of two separate parcels of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $436.1 million for the year ended December 31, 2019 (including $425.3 million recorded within Cost of sales) compared to $369.7 million for the year ended December 31, 2018 (including $359.1 million recorded within Cost of sales), an increase of $66.4 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed during 2019 and 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds, which were completed in the first half of 2019.
Change in Tax Receivable Agreement Liability— There was no change in the Tax Receivable Agreement liability for the year ended December 31, 2019. Change in the Tax Receivable Agreement liability for the year ended December 31, 2018 represented a gain of $13.9 million.
Change in Fair Value of Catalyst Obligations— Change in the fair value of catalyst obligations represented a loss of $9.7 million for the year ended December 31, 2019, compared to a gain of $5.6 million for the year ended December 31, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the catalyst financing arrangement termination dates.
Interest Expense, net— PBF Energy interest expense totaled $159.6 million for the year ended December 31, 2019, compared to $169.9 million for the year ended December 31, 2018, a decrease of $10.3 million. This net decrease is mainly attributable to lower outstanding revolver borrowings for the year ended December 31, 2019. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $169.1 million and $178.5 million for the year ended December 31, 2019 and December 31, 2018, respectively (inclusive of $9.5 million and $8.6 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”), are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0% and 98.3%, on a weighted-average basis for the years ended December 31, 2019 and 2018, respectively. PBF Energy’s Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the years ended December 31, 2019 and 2018 was 21.8% and 16.0%, respectively, reflecting tax adjustments for discrete items and the impact of tax return to income tax provision adjustments.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the years ended December 31, 2019 and 2018 was approximately 1.0% and 1.7%, respectively. The carrying amount of the noncontrolling interest on our Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
2018 Compared to 2017
Overview— PBF Energy net income was $175.3 million for the year ended December 31, 2018 compared to net income of $483.4 million for the year ended December 31, 2017. PBF LLC net income was $180.1 million for the year ended December 31, 2018 compared to net income of $551.3 million for the year ended December 31, 2017. Net income attributable to PBF Energy stockholders was $128.3 million, or $1.10 per diluted share, for the year ended December 31, 2018 ($1.10 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $3.26 per share on a fully-exchanged, fully- diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $415.6 million, or $3.73 per diluted share, for the year ended December 31, 2017 ($3.73 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $1.14 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 98.3% and 96.6% for the years ended December 31, 2018 and 2017, respectively.
Our results for the year ended December 31, 2018 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $351.3 million, or $260.0 million net of tax, and the early return of certain leased railcars, resulting in a pre-tax charge of $52.3 million, or $38.7 million net of tax. These unfavorable impacts were partially offset by special items related to a pre-tax benefit associated with the change in the Tax Receivable Agreement liability of $13.9 million, or $10.3 million net of tax, and a pre-tax gain on the Torrance land sale of $43.8 million, or $32.4 million net of tax. Our results for the year ended December 31, 2017 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $295.5 million, or $178.5 million net of tax, and a pre-tax benefit of $250.9 million, or $151.5 million net of tax related to the change in our Tax Receivable Agreement liability. These favorable impacts were partially offset by special items related to pre-tax debt extinguishment costs of $25.5 million, or $15.4 million net of tax, related to the redemption of the 2020 Senior Secured Notes and the enactment of the TCJA resulting in a net tax expense of $20.2 million associated with the remeasurement of the Tax Receivable Agreement associated deferred tax assets and related reduction of our deferred tax liabilities.
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
Revenues— Revenues totaled $27.2 billion for the year ended December 31, 2018 compared to $21.8 billion for the year ended December 31, 2017, an increase of approximately $5.4 billion, or 24.8%. Revenues per barrel sold were $77.08 and $64.90 for the years ended December 31, 2018 and 2017, respectively, an increase of 18.8% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,700 bpd, 149,600 bpd, 185,600 bpd and 169,800 bpd, respectively. For the year ended December 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 338,200 bpd, 145,200 bpd, 184,500 bpd and 139,500 bpd, respectively. The throughput rates at our East Coast, Mid-Continent and West Coast refineries were higher in the year ended December 31, 2018 compared to the same period in 2017. Throughput rates at our Gulf Coast refinery were in line with the prior year despite planned downtimes during the first half of 2018. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017, whereas our Mid-Continent refinery ran at modestly higher rates during the year, taking advantage of a relatively strong margin environment. The throughput rates at our West Coast refinery increased due to planned downtime in the prior year as part of the first significant turnaround of the refinery under our ownership and improved refinery performance experienced in the year ended December 31, 2018. For the year ended December 31, 2018, the total refined product barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 372,700 bpd, 161,800 bpd, 233,700 bpd and 198,100 bpd, respectively. For the year ended December 31, 2017, the total refined product barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 363,800 bpd, 160,400 bpd, 227,200 bpd and 168,300 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $602.6 million for the year ended December 31, 2018, compared to $960.6 million for the year ended December 31, 2017, a decrease of $358.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,419.4 million, or $7.79 per barrel of throughput, for the year ended December 31, 2018 compared to $2,676.6 million, or $9.08 per barrel of throughput, for the year ended December 31, 2017, a decrease of approximately $257.2 million. Gross refining margin excluding special items totaled $2,823.0 million, or $9.09 per barrel of throughput for the year ended December 31, 2018 compared to $2,381.1 million or $8.08 per barrel of throughput, for the year ended December 31, 2017, an increase of $441.9 million.
Consolidated gross margin and gross refining margin were negatively impacted in the year ended December 31, 2018 by special items. The special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $351.3 million on a net basis, resulting from a decrease in crude oil and refined product prices compared with the prices at the end of 2017 and a $52.3 million charge resulting from costs associated with the early return of certain leased railcars. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $295.5 million in the year ended December 31, 2017. Excluding the impact of special items, consolidated gross margin and gross refining margin increased due to generally favorable movements in crude differentials and higher throughput volumes and barrels sold across all of our refineries.
Additionally, our results continue to be impacted by significant costs to comply with RFS, although at a reduced level from the prior year. Total RFS costs were $143.9 million for the year ended December 31, 2018 compared with $293.7 million for the year ended December 31, 2017.

Average industry margins were weaker during the year ended December 31, 2018 compared with the prior year, primarily as a result of 2017 being favorably impacted by the hurricane-related effect on refining margins in the second half of the year due to tightening product inventories, specifically distillates. Crude oil differentials were generally favorable compared with the prior year, with beneficial differentials experienced across the East Coast and Mid-Continent, partially offset by marginally unfavorable impacts related to our refinery specific crude slate in the Gulf and West Coast.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.17 per barrel, or 10.7% lower, in the year ended December 31, 2018 as compared to $14.74 per barrel in the same period in 2017. Our margins were positively impacted from our refinery specific slate on the East Coast by an improving Dated Brent/WTI differential, which increased $2.75 per barrel compared with the prior year and increases in the Dated Brent/Maya and WTI/Bakken differentials, which increased $1.54 per barrel and $3.12 per barrel, respectively, compared with the prior year. In addition, the WTI/WCS differential widened significantly to $26.93 per barrel in 2018 compared to $12.24 in 2017, which favorably impacted our cost of heavy Canadian crude.
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
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $15.48 per barrel, or 11.2% lower, in the year ended December 31, 2018 as compared to $17.43 per barrel in the same period in 2017. Margins on the West Coast were negatively impacted from our refinery specific slate by a declining WTI/ANS differential, which averaged a premium of $6.34 per barrel for the year ended December 31, 2018 as compared to a premium of $3.63 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,721.0 million for the year ended December 31, 2018 compared to $1,684.4 million for the year ended December 31, 2017, an increase of approximately $36.6 million, or 2.2%. Of the total $1,721.0 million of operating expenses for the year ended December 31, 2018, $1,654.8 million, or $5.34 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $66.2 million related to expenses incurred by the Logistics segment ($1,626.4 million or $5.52 per barrel of throughput, and $58.0 million of operating expenses for the year ended December 31, 2017 related to the Refining and Logistics segment respectively). Decreases in operating expenses on a per barrel basis were driven by increased system reliability and our focused efforts on reducing operating costs. The increase in operating expenses compared with the prior year was mainly attributable to higher energy and utility costs as a result of higher natural gas pricing and overall increased throughput. This increase was slightly offset by a decrease in supplies and materials due to our Torrance refinery experiencing higher costs in 2017 related to its turnaround. Operating expenses related to our Logistics segment were generally consistent with the prior year and consist of costs related to the operation and maintenance of PBFX’s assets.

General and Administrative Expenses— General and administrative expenses totaled $277.0 million for the year ended December 31, 2018, compared to $214.5 million for the year ended December 31, 2017, an increase of $62.5 million or 29.1%. The increase in general and administrative expenses for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily related to higher employee-related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
(Gain) Loss on Sale of Assets— There was a net gain of $43.1 million for the year ended December 31, 2018 mainly attributable to a $43.8 million gain related to the Torrance land sale. There was a loss of $1.5 million for the year ended December 31, 2017 relating to the sale of non-operating refining assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $369.7 million for the year ended December 31, 2018 (including $359.1 million recorded within Cost of sales) compared to $291.0 million for the year ended December 31, 2017 (including $278.0 million recorded within Cost of sales), an increase of $78.7 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed during 2018 and 2017, which included the first significant Torrance refinery turnaround under our ownership.
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the year ended December 31, 2018 represented a gain of $13.9 million, compared to a gain of $250.9 million for the year ended December 31, 2017.
Change in Fair Value of Catalyst Obligations— Change in the fair value of catalyst obligations represented a gain of $5.6 million for the year ended December 31, 2018, compared to a loss of $2.2 million for the year ended December 31, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to return or repurchase at fair market value on the catalyst financing arrangement termination dates.
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
Interest Expense, net— PBF Energy interest expense totaled $169.9 million for the year ended December 31, 2018, compared to $154.4 million for the year ended December 31, 2017, an increase of $15.5 million. This net increase is mainly attributable to the interest costs associated with the issuance of the additional amount of the PBFX 2023 Senior Notes in October 2017 and higher borrowings under the PBFX Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, the amortization of deferred financing costs and the amortization of discounted liabilities. PBF LLC interest expense totaled $178.5 million and $162.3 million for the years ended December 31, 2018 and 2017, respectively (inclusive of $8.6 million and $7.9 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and PBF Ltd. are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 98.3% and 96.6%, on a weighted-average basis for the years ended December 31, 2018 and 2017, respectively. PBF Energy’s consolidated financial statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the years ended December 31, 2018 and 2017 was 16.0% and 39.5%, respectively, reflecting discrete tax items primarily related to return to provision adjustments pertaining to equity compensation and the impact of the TCJA which, among other things, reduced the U.S federal corporate tax rate from 35% to 21%.
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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, gains on sale of assets at our Torrance refinery, changes in the Tax Receivable Agreement liability, charges associated with the early return of certain leased railcars, debt extinguishment costs, a net tax benefit related to the TCJA enactment and a net tax expense associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the years ended December 31, 2019, 2018 and 2017 (in millions, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to PBF Energy Inc. stockholders	$319.4	$128.3	$415.6
Less: Income allocated to participating securities	0.5	0.7	1.0
Income available to PBF Energy Inc. stockholders - basic	318.9	127.6	414.6
Add: Net income attributable to noncontrolling interests(1)	4.3	4.6	16.7
Less: Income tax expense(2)	(1.0)	(1.2)	(6.6)
Adjusted fully-converted net income	$322.2	$131.0	$424.7
Special Items:(3)
Add: Non-cash LCM inventory adjustment	(250.2)	351.3	(295.5)
Add: Change in Tax Receivable Agreement liability	—	(13.9)	(250.9)
Add: Debt extinguishment costs	—	—	25.5
Add: Net tax benefit related to the TCJA	—	—	(173.3)
Add: Net tax expense on remeasurement of Tax Receivable Agreement associated deferred tax assets	—	—	193.4
Add: Gain on Torrance land sale	(33.1)	(43.8)	—
Add: Early railcar return expense	—	52.3	—
Less: Recomputed income taxes on special items	70.4	(89.9)	206.3
Adjusted fully-converted net income excluding special items	$109.3	$387.0	$130.2

Weighted-average shares outstanding of PBF Energy Inc.	119,887,646	115,190,262	109,779,407
Conversion of PBF LLC Series A Units (4)	1,207,581	1,938,089	3,823,783
Common stock equivalents (5)	758,072	1,645,255	295,655
Fully-converted shares outstanding—diluted	121,853,299	118,773,606	113,898,845

Diluted net income per share	$2.64	$1.10	$3.73
Adjusted fully-converted net income per fully exchanged, fully diluted shares outstanding	$2.64	$1.10	$3.73
Adjusted fully-converted net income excluding special items per fully exchanged, fully diluted shares outstanding	$0.90	$3.26	$1.14
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

	Year Ended December 31,
	2019		2018		2017
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$24,508.2	$81.58	$27,186.1	$87.67	$21,786.6	$73.92
Less: Cost of sales	23,595.1	78.54	26,583.5	85.73	20,826.0	70.67
Consolidated gross margin	$913.1	$3.04	$602.6	$1.94	$960.6	$3.25
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$913.1	$3.04	$602.6	$1.94	$960.6	$3.25
Add: PBFX operating expense	118.7	0.40	84.4	0.27	66.4	0.23
Add: PBFX depreciation expense	38.6	0.13	29.4	0.09	23.7	0.08
Less: Revenues of PBFX	(340.2)	(1.13)	(281.5)	(0.91)	(254.8)	(0.86)
Add: Refinery operating expense	1,684.3	5.61	1,654.8	5.34	1,626.4	5.52
Add: Refinery depreciation expense	386.7	1.29	329.7	1.06	254.3	0.86
Gross refining margin	$2,801.2	$9.34	$2,419.4	$7.79	$2,676.6	$9.08
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(250.2)	(0.83)	351.3	1.13	(295.5)	(1.00)
Add: Early railcar return expense	—	—	52.3	0.17	—	—
Gross refining margin excluding special items	$2,551.0	$8.51	$2,823.0	$9.09	$2,381.1	$8.08
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, the write down of inventory to the LCM, changes in the liability for Tax Receivable Agreement due to factors out of PBF Energy’s control such as changes in tax rates, debt extinguishment costs related to refinancing activities and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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

The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2019	2018	2017
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$375.2	$175.3	$483.4
Add: Depreciation and amortization expense	436.1	369.7	291.0
Add: Interest expense, net	159.6	169.9	154.4
Add: Income tax expense	104.3	33.5	315.6
EBITDA	$1,075.2	$748.4	$1,244.4
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(250.2)	351.3	(295.5)
Add: Change in Tax Receivable Agreement liability	—	(13.9)	(250.9)
Add: Debt extinguishment costs	—	—	25.5
Add: Gain on Torrance land sale	(33.1)	(43.8)	—
Add: Early railcar return expense	—	52.3	—
EBITDA excluding special items	$791.9	$1,094.3	$723.5

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,075.2	$748.4	$1,244.4
Add: Stock based compensation	37.3	26.0	26.8
Add: Net non-cash change in fair value of catalyst obligations	9.7	(5.6)	2.2
Add: Non-cash LCM inventory adjustment (3)	(250.2)	351.3	(295.5)
Add: Change in Tax Receivable Agreement liability (3)	—	(13.9)	(250.9)
Add: Debt extinguishment costs (3)	—	—	25.5
Adjusted EBITDA	$872.0	$1,106.2	$752.5
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

(2)
Represents an adjustment to reflect PBF Energy’s annualized statutory corporate tax rate of approximately 24.9%, 26.0% and 39.6% for the 2019, 2018 and 2017 periods, respectively, applied to the net income attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above. Our statutory tax rates were reduced in 2018 as a result of the TCJA enactment.

(3)	Special items:
LCM inventory adjustment - LCM is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using the LIFO inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in the Refining segment’s income from operations, but are excluded from the operating results presented, as applicable, in order to make such information comparable between periods.
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2019	2018	2017
January 1,	$651.8	$300.5	$596.0
December 31,	401.6	651.8	300.5

The following table includes the corresponding impact of changes in the LCM inventory reserve on income from operations and net income for the periods presented (in millions):

	Year Ended December 31,
	2019	2018	2017
Net LCM inventory adjustment (charge) benefit in income from operations	$250.2	$(351.3)	$295.5
Net LCM inventory adjustment (charge) benefit in net income	188.0	(260.0)	178.5
Gain on Torrance land sale - During the years ended December 31, 2019 and 2018, respectively, we recorded a gain on the sale of two separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $33.1 million and $24.9 million, respectively, during the year ended December 31, 2019. The gain increased income from operations and net income by $43.8 million and $32.4 million, respectively, during the year ended December 31, 2018. There was no such gain in the year ended December 31, 2017.

Early Return of Railcars - During the year ended December 31, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $52.3 million and $38.7 million, respectively. There were no such expenses in the years ended December 31, 2019 and December 31, 2017.

Change in Tax Receivable Agreement liability - During the year ended December 31, 2018, PBF Energy recorded a change in the Tax Receivable Agreement liability that increased income before taxes and net income by $13.9 million and $10.3 million, respectively. During the year ended December 31, 2017 PBF Energy recorded a change in Tax Receivable Agreement liability that increased income before income taxes and net income by $250.9 million and $151.5 million, respectively. There was no such change in the liability for the year ended December 31, 2019. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates.

Debt Extinguishment Costs - During the year ended December 31, 2017, we recorded pre-tax debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. These nonrecurring charges decreased net income by $15.4 million for the year ended December 31, 2017. There were no such costs in the years ended December 31, 2019 and December 31, 2018.

TCJA Enactment - We recorded a one-time adjustment in 2017 to deferred tax assets and liabilities in relation to the TCJA. The 2017 net income tax expense impact of $20.2 million consisted of a net tax expense of $193.5 million associated with the remeasurement of the Tax Receivable Agreement associated deferred tax assets and a net tax benefit of $173.3 million for the reduction of our deferred tax liabilities as a result of the TCJA.

Recomputed Income taxes on special items - The income tax impact of the special items, other than TCJA related items, were calculated using the tax rates shown in (2) above.

(4)	Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)
Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the years ended December 31, 2019, 2018 and 2017, respectively. Common stock equivalents exclude the effects of options, warrants and performance share units to purchase 6,765,526, 1,293,242 and 6,820,275 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the years ended December 31, 2019, 2018 and 2017, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service and share repurchase program requirements, as well as our obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of December 31, 2019 with all of the covenants, including financial covenants, in all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $933.5 million for the year ended December 31, 2019 compared to net cash provided by operating activities of $838.0 million for the year ended December 31, 2018. Our operating cash flows for the year ended December 31, 2019 included our net income of $375.2 million, depreciation and amortization of $447.5 million, deferred income tax expense of $103.7 million, pension and other post-retirement benefits costs of $44.8 million, stock-based compensation of $37.3 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.4 million, and changes in the fair value of our catalyst obligations of $9.7 million, partially offset by a net non-cash benefit of $250.2 million relating to an LCM inventory adjustment, a gain on sale of assets of $29.9 million and change in fair value of contingent consideration of $0.8 million. In addition, net changes in operating assets and liabilities reflected cash inflows of approximately $170.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables. Our operating cash flows for the year ended December 31, 2018 included our net income of $175.3 million, depreciation and amortization of $378.6 million, deferred income tax expense of $32.7 million, pension and other post-retirement benefits costs of $47.4 million, a net non-cash charge of $351.3 million relating to an LCM inventory adjustment, stock-based compensation of $26.0 million, partially offset by a gain on sale of assets of $43.1 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $31.8 million, change in the Tax Receivable Agreement liability of $13.9 million and changes in the fair value of our catalyst obligations of $5.6 million. In addition, net changes in operating assets and liabilities reflected uses of cash of approximately $78.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables.
Net cash provided by operating activities was $838.0 million for the year ended December 31, 2018 compared to net cash provided by operating activities of $685.7 million for the year ended December 31, 2017. Our operating cash flows for the year ended December 31, 2017 included our net income of $483.4 million, deferred income tax expense of $313.8 million, depreciation and amortization of $299.9 million, pension and other post-retirement benefits costs of $42.2 million, stock-based compensation of $26.8 million, debt extinguishment costs related to the refinancing of our 2020 Senior Secured Notes of $25.5 million, the change in the fair value of our inventory repurchase obligations of $13.8 million, changes in the fair value of our catalyst obligations of $2.2 million and a loss on the sale of assets of $1.5 million, partially offset by change in the Tax Receivable Agreement liability of $250.9 million, and a net non-cash benefits relating to an LCM inventory adjustment of $295.5 million. In addition, net changes in operating assets and liabilities reflected sources of cash of approximately $23.0 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $712.6 million for the year ended December 31, 2019 compared to $685.6 million for the year ended December 31, 2018. The net cash flows used in investing activities for the year ended December 31, 2019 was comprised of cash outflows of $404.9 million for capital expenditures, expenditures for refinery turnarounds of $299.3 million and expenditures for other assets of $44.7 million, partially offset by proceeds of $36.3 million related to the sale of land at our Torrance refinery. Net cash used in investing activities for the year ended December 31, 2018 was comprised of cash outflows of $317.5 million for capital expenditures, expenditures for refinery turnarounds of $266.0 million, expenditures for other assets of $17.0 million, expenditures for the acquisition of the East Coast Storage Assets by PBFX of $75.0 million and expenditures for the acquisition of the Knoxville Terminals by PBFX of $58.4 million, partially offset by proceeds of $48.3 million related to the sale of land at our Torrance refinery.

Net cash used in investing activities was $685.6 million for the year ended December 31, 2018 compared to $687.0 million for the year ended December 31, 2017. Net cash used in investing activities for the year ended December 31, 2017 was comprised of cash outflows of $306.7 million for capital expenditures, expenditures for refinery turnarounds of $379.1 million, expenditures for other assets of $31.2 million and expenditures for the acquisition of the Toledo Products Terminal by PBFX of $10.1 million, partially offset by $40.1 million of net maturities of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.3 million for the year ended December 31, 2019 compared to net cash used in financing activities of $128.1 million for the year ended December 31, 2018. For the year ended December 31, 2019, net cash used in financing activities consisted primarily of distributions and dividends of $209.2 million, principal amortization payments of the PBF Rail Term Loan (as defined in “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements) of $7.0 million, settlements of catalyst obligations of $6.5 million, taxes paid for net settlement of equity-based compensation of $4.8 million, repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $4.9 million and deferred payment for the East Coast Storage Assets Acquisition of $32.0 million, partially offset by $132.5 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $127.0 million and deferred financing costs and other of $1.6 million. Additionally, during the year ended December 31, 2019, we borrowed and repaid 1,350.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the year ended December 31, 2019. For the year ended December 31, 2018, net cash used in financing activities consisted primarily of distributions and dividends of $189.3 million,  principal amortization payments of the PBF Rail Term Loan of $6.8 million, repayment of the note payable of $5.6 million, settlements of catalyst obligations of $9.1 million, taxes paid for net settlement of equity-based compensation of $5.4 million, deferred financing costs of $16.2 million, repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $8.2 million and net repayments of our Revolving Credit Facility of $350.0 million, partially offset by $287.3 million in net proceeds from the August 2018 Equity Offering, $34.9 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $126.3 million and proceeds from stock options exercised of $14.0 million.
Net cash used in financing activities was $128.1 million for the year ended December 31, 2018 compared to net cash used in financing activities of $172.0 million for the year ended December 31, 2017. For the year ended December 31, 2017, net cash used in financing activities consisted of distributions and dividends of $181.5 million, full repayment of the PBFX Term Loan of $39.7 million, net repayments of the PBFX Revolver of $159.5 million, payments of principal under the PBF Rail Term Loan of $6.6 million, deferred financing costs related to the PBFX 2023 Senior Notes of $3.7 million, repayment of the note payable of $1.2 million and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million, partially offset by the proceeds from the issuance of the additional amount of the PBFX 2023 Senior Notes of $178.5 million, cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs, proceeds from settlements of catalyst obligations of $10.8 million and proceeds from stock options exercised of $10.5 million. Additionally, during the year ended December 31, 2017, we borrowed and repaid $490.0 million under our August 2014 Revolving Credit Agreement resulting in no net change to amounts outstanding for the year ended December 31, 2017.
The cash flow activity of PBF LLC for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net borrowings of $3.1 million and net proceeds of $44.1 million and $102.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to an affiliate loan with PBF Energy, included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.

Capitalization
Our capital structure was comprised of the following as of December 31, 2019 (in millions):

December 31, 2019
Debt, including current maturities (1):
PBF LLC debt
Affiliate note payable	$376.4
PBF Holding debt
2025 Senior Notes	725.0
2023 Senior Notes	500.0
PBF Rail Term Loan	14.5
Catalyst financing arrangements	47.6
PBF Holding debt	1,287.1
PBFX debt
PBFX 2023 Senior Notes	525.0
PBFX Revolving Credit Facility	283.0
PBFX debt	808.0
Unamortized deferred financing costs	(32.4)
Unamortized premium on PBFX 2023 Senior Notes	2.2
Total PBF LLC debt, net of unamortized deferred financing costs and premium	2,441.3
Less: Affiliate note payable	(376.4)
Total PBF Energy debt, net of unamortized deferred financing costs and premium (2)	$2,064.9

Total PBF Energy Equity	$3,585.5
Total PBF Energy Capitalization (3)	$5,650.4
Total PBF Energy Debt to Capitalization Ratio	37%
_______________________________________________
(1) Refer to “Note 9 - Credit Facilities and Debt” and “Note 10 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements for further discussion related to debt.
(2) Excludes the PBF LLC affiliate note payable that is eliminated at the PBF Energy level.
(3) Total Capitalization refers to the sum of debt, excluding intercompany debt, plus total Equity.

Debt Transactions
On January 24, 2020, PBF Holding and PBF Finance issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028. The net proceeds from this offering were approximately $989.0 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the proceeds to redeem our outstanding 2023 Senior Notes, to pay a portion of the cash consideration for the Martinez Acquisition and for general corporate purposes.
We closed on the acquisition of the Martinez refinery on February 1, 2020. The purchase price for the Martinez Acquisition was $960.0 million plus approximately $230.0 million for estimated hydrocarbon inventory, which is subject to final valuation. In addition, we also have an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing. The transaction was financed through a combination of cash on hand, including proceeds from our offering of the 2028 Senior Notes, and borrowings under our Revolving Credit Facility.
On February 14, 2020, we exercised our right under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest.
Revolving Credit Facilities Overview
Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. As of December 31, 2019, PBF Energy had $814.9 million of cash and cash equivalents, no outstanding balance under the Revolving Credit Facility and $283.0 million outstanding under the PBFX Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under revolving credit facilities as follows at December 31, 2019 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2019	Outstanding Letters of Credit	Available Capacity	Expiration date
Revolving Credit Facility (a)	$3,400.0	$—	$221.4	$1,461.3	May 2023
PBFX Revolving Credit Facility	500.0	283.0	4.8	212.2	July 2023
Total Credit Facilities	$3,900.0	$283.0	$226.2	$1,673.5
___________________________________

(a)
The amount available for borrowings and letters of credit under the Revolving Credit Facility is calculated according to a “borrowing base” formula based on (i) 90% of the book value of Eligible Accounts with respect to investment grade obligors plus (ii) 85% of the book value of Eligible Accounts with respect to non-investment grade obligors plus (iii) 80% of the cost of Eligible Hydrocarbon Inventory plus (iv) 100% of Cash and Cash Equivalents in deposit accounts subject to a control agreement, in each case as defined in the Revolving Credit Agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $3.4 billion.

Additional Information on Indebtedness
Our debt, including our revolving credit facilities, term loans and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. For further discussion of our indebtedness and these covenants and restrictions, see “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
PBF Holding and PBFX were in compliance with their respective debt covenants as of December 31, 2019.
Cash Balances
As of December 31, 2019, PBF Energy and PBF LLC cash and cash equivalents totaled $814.9 million and $813.7 million, respectively.
Liquidity
As of December 31, 2019, our total liquidity was approximately $2,276.2 million, compared to total liquidity of approximately $1,677.4 million as of December 31, 2018. Our total liquidity is equal to the amount of excess availability under the Revolving Credit Facility, which includes PBF Energy cash balance at December 31, 2019. In addition, as of December 31, 2019, PBFX had approximately $212.2 million of borrowing capacity under the PBFX Revolving Credit Facility compared with $340.0 million as of December 31, 2018. The PBFX Revolving

Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures, and other general corporate purposes incurred by PBFX.
Working Capital
PBF Energy’s working capital at December 31, 2019 was approximately $1,314.5 million, consisting of $3,823.7 million in total current assets and $2,509.2 million in total current liabilities. PBF Energy’s working capital at December 31, 2018 was $1,102.4 million, consisting of $3,236.9 million in total current assets and $2,134.5 million in total current liabilities. PBF LLC’s working capital at December 31, 2019 was approximately $1,281.7 million, consisting of $3,821.5 million in total current assets and $2,539.8 million in total current liabilities. PBF LLC’s working capital at December 31, 2018 was $1,081.5 million, consisting of $3,235.1 million in total current assets and $2,153.6 million in total current liabilities.
Working capital has increased during the year ended December 31, 2019 primarily as a result of earnings and the change in our LCM inventory adjustment, partially offset by capital expenditures, including turnaround costs, and dividends and distributions.
Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA. Notwithstanding the suspension, the recent U.S. government sanctions imposed against PDVSA and Venezuela would prevent us from purchasing crude oil under this agreement. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
We have entered into various five-year crude supply agreements with Shell Oil Products for approximately 150,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have entered into certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the East Coast Refineries. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreement at that time.
Pursuant to each Inventory Intermediation Agreement, J. Aron purchases and holds title to the J. Aron Products produced by the East Coast Refineries, and delivered into our J. Aron Storage Tanks. J. Aron has agreed to sell the J. Aron Products back to the East Coast Refineries as they are discharged out of our J. Aron Storage Tanks. J. Aron has the right to store the J. Aron Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the J. Aron Products independently to third parties.

At December 31, 2019, LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Consolidated Balance Sheets was $355.6 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Capital Spending
Capital spending was $748.9 million for the year ended December 31, 2019, which primarily included turnaround costs at our Torrance, Delaware City and Paulsboro refineries, safety related enhancements, and facility improvements at our refineries, and approximately $31.7 million of capital expenditures related to PBFX. We currently expect to spend an aggregate of approximately $550.0 million to $600.0 million excluding PBFX and any capital expenditures related to the Martinez Acquisition, for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental and regulatory requirements. In addition, PBFX expects to spend an aggregate of approximately $22.0 to $34.0 million in net capital expenditures during 2020.
Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2019 (in millions). The table below does not include any contractual obligations with PBFX as these related party transactions are eliminated upon consolidation of our financial statements. This table also excludes any obligations or commitments associated with the Martinez refinery that was acquired on February 1, 2020.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
PBF Energy:
Long-term debt (a)	$2,095.1	$21.4	$40.7	$1,308.0	$725.0
Interest payments on debt facilities (a)	607.5	138.3	276.5	166.4	26.3
Leases and other rental-related commitments (b)	641.3	193.9	128.1	71.1	248.2
Purchase obligations: (c)
Crude and Feedstock Supply and Inventory Intermediation Agreements	6,494.9	3,331.7	3,149.1	14.1	—
Other Supply and Capacity Agreements	544.1	138.5	109.3	97.1	199.2
Construction obligations	37.2	37.2	—	—	—
Environmental obligations (d)	141.2	12.8	35.3	17.2	75.9
Pension and post-retirement obligations (e)	274.9	15.8	33.4	27.0	198.7
Tax Receivable Agreement obligation (f)	373.5	—	75.6	107.8	190.1
East Coast Storage Assets Contingent Consideration (g)	30.6	10.7	19.9	—	—
Total contractual cash obligations for PBF Energy	$11,240.3	$3,900.3	$3,867.9	$1,808.7	$1,663.4
Adjustments for PBF LLC:
Less: Tax Receivable Agreement obligation (h)	(373.5)	—	(75.6)	(107.8)	(190.1)
Add: Affiliate Note Payable (h)	376.4	—	—	—	376.4
Total contractual cash obligations for PBF LLC	$11,243.2	$3,900.3	$3,792.3	$1,700.9	$1,849.7

(a)    Long-term debt and Interest payments on debt facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Credit Facility; (ii) the repayment of indebtedness incurred in connection with the 2023 Senior Notes and 2025 Senior Notes; (iii) the repayment of our catalyst financing obligations on their maturity dates; (iv) the repayment of outstanding amounts under the PBFX Revolving Credit Facility and the PBFX 2023 Senior Notes; and (v) the repayment of outstanding amounts under the PBF Rail Term Loan. PBF Energy’s contractual obligations exclude the $376.4 million PBF LLC affiliate note payable, which bears interest at 2.5%, is due in 2030 and eliminates in consolidation at the PBF Energy level.
Interest payments on debt facilities include cash interest payments on the 2023 Senior Notes, 2025 Senior Notes, PBFX Revolving Credit Facility, PBFX 2023 Senior Notes, catalyst financing obligations, PBF Rail Term Loan, plus cash payments for the commitment fees on the unused portion on our revolving credit facilities and letter of credit fees on the letters of credit outstanding at December 31, 2019. With the exception of our catalyst financing obligations and PBF Rail Term Loan, we have no long-term debt maturing before 2023 as of December 31, 2019.
The table above does not include future interest and principal repayments related to the January 2020 issuance of $1.0 billion in aggregate principal amount of the 2028 Senior Notes or the February 2020 redemption of the 2023 Senior Notes. Refer to “Debt Transactions” above, for further details.
Refer to “Note 9 - Credit Facilities and Debt” and “Note 10 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements for further discussion related to debt.
(b)    Leases and other rental-related commitments
We enter into leases and other rental-related agreements in the normal course of business. As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, we adopted new guidance on leases effective January 1, 2019 which brought substantially all leases with initial terms of over twelve months outstanding as of the implementation date onto our Consolidated Balance Sheets. Leases with initial terms of twelve months or less are considered short-term and we elected the practical expedient in the new lease guidance to exclude these leases from our Consolidated Balance Sheets. Some of our leases provide us with the option to renew the lease at or before expiration of the lease terms. Future lease obligations would change if we chose to exercise renewal options or if we enter into additional operating or finance lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations, including short-term lease expense. The variable component could be significant. Additionally, we have entered into a 15-year lease for hydrogen supply, with future lease payments estimated to total approximately $212.6 million, expected to commence in the second quarter of 2020. As this lease has not yet commenced, the table above does not include any contractual obligation for this lease. See “Note 14 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
Also included within the lease section above are our obligations related to our leased railcar fleet. In support of our rail strategy, we have at times entered into agreements to lease or purchase crude railcars. Certain of these railcars were subsequently sold to third parties, which have leased the railcars back to us for periods of between four and seven years. On September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we agreed to pay the early termination penalty and will pay a reduced rental fee over the remaining term of the lease. As of December 31, 2019, $16.1 million of our total $52.3 million charge recognized in 2018 has not yet been paid and is included within the table above.

We also enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Leases and other rental-related commitments in the table above. As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, we elected the practical expedient to not evaluate land easements for lease consideration under the new lease guidance adopted on January 1, 2019 and we have applied the new lease guidance to any new or modified land easements after the date of adoption.
(c)    Purchase obligations
We have obligations to repurchase the J. Aron Products under the Inventory Intermediation Agreements with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 5 - Inventories” and “Note 8 - Accrued Expenses” of our Notes to Consolidated Financial Statements. Additionally, purchase obligations under “Crude and Feedstock Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2019 year end market prices.
Payments under “Other Supply and Capacity Agreements” include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2019.
The amounts included in this table exclude our crude supply agreement with PDVSA. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
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
(e)    Pension and post-retirement obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 18 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.
(f)    Tax Receivable Agreement obligation
The table above reflects PBF Energy’s estimated timing of payments under the Tax Receivable Agreement, including the impact of the TCJA, assuming that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement as of December 31, 2019. Refer to “Note 13 - Commitments and Contingencies” of our Notes to Consolidated Financial Statement for further discussion of the Tax Receivable Agreement.

(g) East Coast Storage Assets Contingent Consideration
The East Coast Storage Assets Contingent Consideration includes the estimated undiscounted Contingent Consideration amounts payable to Crown Point related to the PBFX acquisition of the East Coast Storage Assets and related annual earn-out payments through 2022.
(h)    Affiliate Note Payable
As described in “Note 10 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements, as of December 31, 2019, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $376.4 million. The note has an interest rate of 2.5% and matures in April 2030, but may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium. This affiliate note payable is a cash obligation of PBF LLC only and eliminates in consolidation for PBF Energy.
Martinez Acquisition
The Contractual Obligations and Commitments table as of December 31, 2019 above and its related notes (a) through (h) above do not include any contractual payment obligations related to the Martinez refinery and related logistics assets that were acquired on February 1, 2020. Such contractual payment obligations assumed include: (i) leases and related rental commitments, (ii) purchase obligations, including crude and feedstock supply agreements and other supply and capacity agreements, (iii) environmental obligations and (iv) earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2019, other than outstanding letters of credit of approximately $226.2 million.
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

Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2019 and 2018, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $401.6 million and $651.8 million, respectively. The lower of cost or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.
Environmental Matters
Liabilities for future clean-up costs are recorded when environmental assessments and/or clean-up efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties. While we believe that our current estimates of the amounts and timing of the costs related to the remediation of these liabilities are reasonable, we have had limited experience with certain of these environmental obligations due to our short operating history with certain of our assets. It is possible that our estimates of the costs and duration of the environmental remediation activities related to these liabilities could materially change.
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
Certain of our acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, we record contingent consideration, as applicable, at the estimated fair value of expected future payments associated with the earn-out. Any changes to the recorded fair value of contingent consideration, subsequent to the measurement period, will be recognized as earnings in the period in which it occurs. Such contingent consideration liabilities are based on best estimates of future expected payment obligations, which are subject to change due to many factors outside of our control. Changes to the estimate of expected future contingent consideration payments may occur, from time to time, due to various reasons, including actual results differing from estimates and adjustments to the revenue or earnings assumptions used as the basis for the liability based on historical experience. While we believe that our current estimate of the fair value of our contingent consideration liability is reasonable, it is possible that the actual future settlement of our earn-out obligations could materially differ.

Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated until the next turnaround occurs (generally three to six years). While we believe that the estimates of time until the next turnaround are reasonable, it should be noted that factors such as competition, regulation or environmental matters could cause us to change our estimates thus impacting amortization expense in the future.
Derivative Instruments
We are exposed to market risk, primarily related to changes in commodity prices for the crude oil and feedstocks used in the refining process, as well as the prices of the refined products sold and the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. The accounting treatment for commodity and environmental compliance contracts depends on the intended use of the particular contract and on whether or not the contract meets the definition of a derivative. Non-derivative contracts are recorded at the time of delivery.
All derivative instruments that are not designated as normal purchases or sales are recorded in our Consolidated Balance Sheets as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchases and sales exemption are accounted for upon settlement. We elect fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.
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
Income Taxes and Tax Receivable Agreement
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, it expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting its taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement (as defined in “Note 13 - Commitments and Contingencies” of the Notes to our Consolidated Financial Statements) which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that it is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $278.1 million as of December 31, 2019, of which the majority is expected to be realized over 10 years as the tax basis of these assets are amortized.
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
At December 31, 2019 and 2018, we had gross open commodity derivative contracts representing 11.3 million barrels and 7.4 million barrels, respectively, with an unrealized net gain of $0.2 million and $7.2 million, respectively. The open commodity derivative contracts as of December 31, 2019 expire at various times during 2020.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.2 million barrels and 30.5 million barrels at December 31, 2019 and December 31, 2018, respectively. The average cost of our hydrocarbon inventories was approximately $79.63 and $78.78 per barrel on a LIFO basis at December 31, 2019 and December 31, 2018, respectively, excluding the net impact of LCM inventory adjustments of approximately $401.6 million and $651.8 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 74 million MMBTUs of natural gas amongst our five refineries as of December 31, 2019. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $74.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs or other environmental credits when the price of these instruments is deemed favorable.
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, AB32 in California requires the state to reduce its GHG emissions to 1990 levels by 2020. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. We generally elect the normal purchase normal sale exception under ASC 815, Derivatives and Hedging for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $21.9 million annually.

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
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $14.5 million at December 31, 2019. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.1 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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
Concentration Risk
For the years ended December 31, 2019, 2018 and 2017, no single customer accounted for 10% or more of our total sales.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2019 and 2018, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon these evaluations as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective.

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
Management assessed the effectiveness of PBF Energy’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2019, PBF Energy’s internal control over financial reporting is effective.
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
Management assessed the effectiveness of PBF LLC’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2019, PBF LLC’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of PBF Energy’s internal control over financial reporting, which is on page F-4 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect PBF Energy’s or PBF LLC’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Redemption of 2023 Senior Notes
On February 14, 2020, the Company exercised its rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. See “Note 25 - Subsequent Events” of the Notes to Consolidated Financial Statements included herein as part of “Item 8. Financial Statements and Supplementary Data”.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2020 Proxy Statement, incorporated herein by reference.
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
See also Information About Our Executive Officers under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2020 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be contained in our 2020 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2020 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item will be contained in our 2020 Proxy Statement, incorporated herein by reference.

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

2.1†
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

2.5†
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

2.7
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764)).

2.8
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

3.2	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764)).

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

4.4
Second Supplemental Indenture dated June 28, 2016, among PBF Logistics Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446)).

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

4.7
Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 6, 2017).

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

4.11*	Description of Registrant’s Securities.

10.1**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764)).

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

10.10**
Form of Restricted Stock Agreement for Non-Employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.11**
Form of 2017 Equity Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

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

10.14**
Form of Amended and Restated Restricted Stock Agreement for Employees, under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

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

10.28
Equity Restructuring Agreement dated February 13, 2019, entered into by and among PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.29†
Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764)).

10.30†
Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764))

10.31
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764)).

10.32
Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.33
Amendment to Amended and Restated Delaware City Rail Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.34
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

10.49
Form of Indemnification Agreement between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.50**
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446)).

10.51**
Form of Phantom Unit Agreement for Employees, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024)).

10.52**
Form of Phantom Unit Agreement for Non-Employee Directors, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended originally filed on April 22, 2014 (File No. 333-195024)).

10.53
Form of Indemnification Agreement between PBF Logistics LP, PBF Logistics GP LLC and each of the executive officers and directors of PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 10.11 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024)).

10.54**
Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.55**
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

21.1*	Subsidiaries of PBF Energy and PBF Energy Company LLC

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*(1)	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4*(1)	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach. Consistent with management’s disclosure in Note 2, the adoption of ASC 842 has a material effect on the financial statements and financial statement disclosures. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheet of approximately $250.0 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Refinery Turnaround Costs - Amortization Period - Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company routinely performs turnaround activities at each of its refineries. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are deferred when incurred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround occurs. Management determines the amortization period based on an evaluation determined by the engineers at the respective refineries. The estimate is developed using the engineers’ technical knowledge and experience, as well as the future turnaround plans made by refinery leadership. Management estimates the amortization period of the deferred turnaround costs ranging primarily from three to six years; however, based upon the specific facts and circumstances, different periods of deferral occur. The total cash expenditures in the current year related to turnarounds was $299.3 million.
Given the materiality of the amount subject to amortization and the judgement and technical knowledge required to estimate the amortization period of the turnarounds, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the amortization period of the turnaround projects included the following, among others:

•	We tested the effectiveness of controls over the approval of the amortization period and the recording of amortization.

•
For current year turnaround projects, we inquired of operations personnel regarding the in-service date of the asset, the amortization period assigned, and the scope and nature of the turnaround project performed.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the estimated amortization period by:

•	Testing the source information underlying the determination of the amortization period and testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates and comparing those to the estimated amortization period selected by management.

•
We performed a look-back analysis for turnarounds completed in the current year, to determine when a turnaround was last performed on the asset and if the amortization period assigned to it was appropriate.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 20, 2020

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Inc., the Managing Member of PBF Energy Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Company LLC and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach. Consistent with management’s disclosure in Note 2, the adoption of ASC 842 has a material effect on the financial statements and financial statement disclosures. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheet of approximately $250.0 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Refinery Turnaround Costs - Amortization Period - Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company routinely performs turnaround activities at each of its refineries. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are deferred when incurred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround occurs. Management determines the amortization period based on an evaluation determined by the engineers at the respective refineries. The estimate is developed using the engineers’ technical knowledge and experience, as well as the future turnaround plans made by refinery leadership. Management estimates the amortization period of the deferred turnaround costs ranging primarily from three to six years; however, based upon the specific facts and circumstances, different periods of deferral occur. The total cash expenditures in the current year related to turnarounds was $299.3 million.
Given the materiality of the amount subject to amortization and the judgement and technical knowledge required to estimate the amortization period of the turnarounds, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the amortization period of the turnaround projects included the following, among others:

•	We tested the effectiveness of controls over the approval of the amortization period and the recording of amortization.

•
For current year turnaround projects, we inquired of operations personnel regarding the in-service date of the asset, the amortization period assigned, and the scope and nature of the turnaround project performed.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the estimated amortization period by:

•	Testing the source information underlying the determination of the amortization period and testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates and comparing those to the estimated amortization period selected by management.

•
We performed a look-back analysis for turnarounds completed in the current year, to determine when a turnaround was last performed on the asset and if the amortization period assigned to it was appropriate.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 20, 2020

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 20, 2020

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $35.0 and $19.9, respectively)	$814.9	$597.3
Accounts receivable	835.0	718.2
Inventories	2,122.2	1,865.8
Prepaid and other current assets	51.6	55.6
Total current assets	3,823.7	3,236.9
Property, plant and equipment, net (PBFX: $854.6 and $862.1, respectively)	4,023.2	3,820.9
Deferred tax assets	—	48.5
Operating lease right of use assets	306.4	—
Deferred charges and other assets, net	979.1	899.1
Total assets	$9,132.4	$8,005.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$601.4	$488.4
Accrued expenses	1,815.6	1,623.6
Deferred revenue	20.1	20.1
Current operating lease liabilities	72.1	—
Current debt	—	2.4
Total current liabilities	2,509.2	2,134.5
Long-term debt (PBFX: $802.1 and $673.3, respectively)	2,064.9	1,931.3
Payable to related parties pursuant to Tax Receivable Agreement	373.5	373.5
Deferred tax liabilities	96.9	40.4
Long-term operating lease liabilities	233.1	—
Other long-term liabilities	269.3	277.2
Total liabilities	5,546.9	4,756.9
Commitments and contingencies (Note 13)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized,119,804,971 shares outstanding at December 31, 2019, 119,874,191 shares outstanding at December 31, 2018	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 20 shares outstanding at December 31, 2019, 20 shares outstanding at December 31, 2018	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2019 and 2018	—	—
Treasury stock, at cost, 6,424,787 shares outstanding at December 31, 2019 and 6,274,261 shares outstanding at December 31, 2018	(165.7)	(160.8)
Additional paid in capital	2,812.3	2,633.8
Retained earnings	401.2	225.8
Accumulated other comprehensive loss	(8.3)	(22.4)
Total PBF Energy Inc. equity	3,039.6	2,676.5
Noncontrolling interest	545.9	572.0
Total equity	3,585.5	3,248.5
Total liabilities and equity	$9,132.4	$8,005.4

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$24,508.2	$27,186.1	$21,786.6

Cost and expenses:
Cost of products and other	21,387.5	24,503.4	18,863.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,782.3	1,721.0	1,684.4
Depreciation and amortization expense	425.3	359.1	278.0
Cost of sales	23,595.1	26,583.5	20,826.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	284.0	277.0	214.5
Depreciation and amortization expense	10.8	10.6	13.0
Change in contingent consideration	(0.8)	—	—
(Gain) loss on sale of assets	(29.9)	(43.1)	1.5
Total cost and expenses	23,859.2	26,828.0	21,055.0

Income from operations	649.0	358.1	731.6

Other income (expense):
Interest expense, net	(159.6)	(169.9)	(154.4)
Change in Tax Receivable Agreement liability	—	13.9	250.9
Change in fair value of catalyst obligations	(9.7)	5.6	(2.2)
Debt extinguishment costs	—	—	(25.5)
Other non-service components of net periodic benefit cost	(0.2)	1.1	(1.4)
Income before income taxes	479.5	208.8	799.0
Income tax expense	104.3	33.5	315.6
Net income	375.2	175.3	483.4
Less: net income attributable to noncontrolling interests	55.8	47.0	67.8
Net income attributable to PBF Energy Inc. stockholders	$319.4	$128.3	$415.6

Weighted-average shares of Class A common stock outstanding
Basic	119,887,646	115,190,262	109,779,407
Diluted	121,853,299	118,773,606	113,898,845
Net income available to Class A common stock per share:
Basic	$2.66	$1.11	$3.78
Diluted	$2.64	$1.10	$3.73

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$375.2	$175.3	$483.4
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.4	(0.1)	—
Net gain (loss) on pension and other post-retirement benefits	13.8	3.1	(1.0)
Total other comprehensive income (loss)	14.2	3.0	(1.0)
Comprehensive income	389.4	178.3	482.4
Less: comprehensive income attributable to noncontrolling interests	55.9	47.0	67.8
Comprehensive income attributable to PBF Energy Inc. stockholders	$333.5	$131.3	$414.6

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2017	109,204,047	$0.1	28	$—	$2,245.8	$(44.9)	$(24.5)	6,087,963	$(151.6)	$545.6	$2,570.5
Comprehensive income (loss)	—	—	—	—	—	415.5	(0.9)	—	—	67.8	482.4
Exercise of warrants and options	462,500	—	—	—	10.5	—	—	—	—	(0.6)	9.9
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(4.5)	(4.5)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(44.6)	(44.6)
Stock-based compensation	702,404	—	—	—	21.5	—	—	—	—	5.3	26.8
Dividends ($1.20 per common share)	—	—	—	—	—	(131.8)	—	—	—	—	(131.8)
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(1.1)	—	—	—	—	—	(1.1)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	196,580	—	(3)	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	1.0	—	—	44,921	(1.0)	—	—
Other	—	—	—	—	—	(2.0)	—	—	—	(2.7)	(4.7)
Balance, December 31, 2017	110,565,531	$0.1	25	$—	$2,277.7	$236.8	$(25.4)	6,132,884	$(152.6)	$566.3	$2,902.9
Comprehensive Income	—	—	—	—	—	128.3	3.0	—	—	47.0	178.3
Exercise of warrants and options	708,091	—	—	—	14.0	—	—	—	—	—	14.0
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(4.8)	—	—	—	—	(0.6)	(5.4)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.1)	(2.1)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(49.5)	(49.5)
Stock-based compensation	43,311	—	—	—	19.7	—	—	—	—	5.7	25.4
Dividends ($1.20 per common share)	—	—	—	—	—	(139.3)	—	—	—	—	(139.3)
Issuance of additional PBFX common units	—	—	—	—	28.6	—	—	—	—	6.3	34.9
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(4.9)	—	—	—	—	—	(4.9)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2,698,635	—	(5)	—	—	—	—	—	—	—	—
August 2018 Equity Offering	6,000,000	—	—	—	287.3	—	—	—	—	—	287.3
Treasury stock purchases	(141,377)	—	—	—	8.2	—	—	141,377	(8.2)	—	—
Other	—	—	—	—	8.0	—	—	—	—	(1.1)	6.9
Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive Income	—	—	—	—	—	319.4	14.1	—	—	55.9	389.4
Exercise of warrants and options	16,831	—	—	—	0.3	—	—	—	—	—	0.3
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(4.6)	—	—	—	—	(0.2)	(4.8)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(64.1)	(64.1)
Stock-based compensation	54,475	—	—	—	27.2	—	—	—	—	6.8	34.0
Dividends ($1.20 per common share)	—	—	—	—	—	(143.8)	—	—	—	—	(143.8)
Issuance of additional PBFX common units	—	—	—	—	152.0	—	—	—	—	(19.5)	132.5
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	—	—	—	—	(1.3)	—	—	—	—	—	(1.3)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(150,526)	—	—	—	4.9	—	—	150,526	(4.9)	—	—
Other	—	—	—	—	—	(0.2)	—	—	—	(1.8)	(2.0)
Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$375.2	$175.3	$483.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	447.5	378.6	299.9
Stock-based compensation	37.3	26.0	26.8
Change in fair value of catalyst obligations	9.7	(5.6)	2.2
Deferred income taxes	103.7	32.7	313.8
Change in Tax Receivable Agreement liability	—	(13.9)	(250.9)
Non-cash change in inventory repurchase obligations	25.4	(31.8)	13.8
Non-cash lower of cost or market inventory adjustment	(250.2)	351.3	(295.5)
Debt extinguishment costs	—	—	25.5
Pension and other post-retirement benefit costs	44.8	47.4	42.2
Change in fair value of contingent consideration	(0.8)	—	—
(Gain) loss on sale of assets	(29.9)	(43.1)	1.5

Changes in operating assets and liabilities:
Accounts receivable	(116.1)	234.3	(332.4)
Inventories	(6.3)	(3.3)	(54.7)
Prepaid and other current assets	2.7	10.1	73.5
Accounts payable	137.5	(111.6)	34.6
Accrued expenses	208.1	(227.1)	359.5
Deferred revenue	0.1	11.2	(4.4)
Payable to related parties pursuant to Tax Receivable Agreement	—	—	—
Other assets and liabilities	(55.2)	7.5	(53.1)
Net cash provided by operating activities	$933.5	$838.0	$685.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(404.9)	(317.5)	(306.7)
Expenditures for deferred turnaround costs	(299.3)	(266.0)	(379.1)
Expenditures for other assets	(44.7)	(17.0)	(31.2)
Acquisition of Knoxville Terminal by PBFX	—	(58.4)	—
Acquisition of East Coast Storage Assets by PBFX	—	(75.0)	—
Acquisition of Toledo Products Terminal by PBFX	—	—	(10.1)
Proceeds from sale of assets	36.3	48.3	—
Purchase of marketable securities	—	—	(75.0)
Maturities of marketable securities	—	—	115.1
Net cash used in investing activities	$(712.6)	$(685.6)	$(687.0)

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2019	2018	2017
Net proceeds from issuance of PBF Energy Class A common stock	$—	$287.3	$—
Net proceeds from issuance of PBFX common units	132.5	34.9	—
Dividend payments	(143.5)	(139.0)	(131.7)
Distributions to PBFX public unitholders	(62.5)	(48.2)	(43.5)
Distributions to PBF Energy Company LLC members other than PBF Energy	(3.2)	(2.1)	(4.5)
Distribution to T&M and Collins shareholders	—	—	(1.8)
Proceeds from 2025 Senior Notes	—	—	725.0
Cash paid to extinguish 2020 Senior Secured Notes	—	—	(690.2)
Proceeds from revolver borrowings	1,350.0	—	490.0
Repayments of revolver borrowings	(1,350.0)	(350.0)	(490.0)
Repayments of PBF Rail Term Loan	(7.0)	(6.8)	(6.6)
Proceeds from PBFX revolver borrowings	228.0	170.0	20.0
Repayments of PBFX revolver borrowings	(101.0)	(43.7)	(179.5)
Repayments of PBFX Term Loan borrowings	—	—	(39.7)
Proceeds from PBFX 2023 Senior Notes	—	—	178.5
Repayments of note payable	—	(5.6)	(1.2)
Deferred payment for the East Coast Storage Assets Acquisition	(32.0)	—	—
Settlements of catalyst obligations	(6.5)	(9.1)	10.8
Taxes paid for net settlement of equity-based compensation	(4.8)	(5.4)	—
Proceeds from stock options exercised	—	14.0	10.5
Purchases of treasury stock	(4.9)	(8.2)	(1.0)
Deferred financing costs and other	1.6	(16.2)	(17.1)
Net cash used in financing activities	$(3.3)	$(128.1)	$(172.0)

Net increase (decrease) in cash and cash equivalents	217.6	24.3	(173.3)
Cash and equivalents, beginning of period	597.3	573.0	746.3
Cash and equivalents, end of period	$814.9	$597.3	$573.0

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$37.2	$90.2	$26.8
Assets acquired under operating leases	408.6	—	—
Assets acquired under finance leases	26.3	—	—
Deferred payment for PBFX East Coast Storage Assets Acquisition	—	30.9	—
East Coast Storage Assets Acquisition contingent consideration	—	21.1	—
Note payable issued for purchase of property, plant and equipment	—	—	6.8
Cash paid during year for:
Interest, net of capitalized interest of $18.1, $9.5 and $7.2 in 2019, 2018 and 2017, respectively	$154.0	$164.4	$166.5
Income taxes	2.7	0.7	—

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit and per unit data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $35.0 and $19.9, respectively)	$813.7	$596.0
Accounts receivable	834.0	718.2
Inventories	2,122.2	1,865.8
Prepaid and other current assets	51.6	55.1
Total current assets	3,821.5	3,235.1

Property, plant and equipment, net (PBFX: $854.6 and $862.1, respectively)	4,023.2	3,820.9
Operating lease right of use assets	306.4	—
Deferred charges and other assets, net	978.0	897.1
Total assets	$9,129.1	$7,953.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$601.4	$488.4
Accrued expenses	1,846.2	1,642.7
Deferred revenue	20.1	20.1
Current operating lease liabilities	72.1	—
Current debt	—	2.4
Total current liabilities	2,539.8	2,153.6

Long-term debt (PBFX: $802.1 and $676.3, respectively)	2,064.9	1,931.3
Affiliate note payable	376.4	326.1
Deferred tax liabilities	31.4	40.4
Long-term operating lease liabilities	233.1	—
Other long-term liabilities	269.3	277.2
Total liabilities	5,514.9	4,728.6
Commitments and contingencies (Note 13)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 1,215,317 and 1,206,325 issued and outstanding at December 31, 2019 and 2018, no par or stated value	20.0	20.2
Series C Units, 119,826,202 and 119,895,422 issued and outstanding at December 31, 2019 and 2018, no par or stated value	2,189.4	2,009.8
Treasury stock, at cost	(165.7)	(160.8)
Retained Earnings	1,142.4	914.3
Accumulated other comprehensive loss	(9.7)	(23.9)
Total PBF Energy Company LLC equity	3,176.4	2,759.6
Noncontrolling interest	432.7	459.8
Total equity	3,609.1	3,219.4
Total liabilities, Series B units and equity	$9,129.1	$7,953.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Revenues	$24,508.2	$27,186.1	$21,786.6

Cost and expenses:
Cost of products and other	21,387.5	24,503.4	18,863.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,782.3	1,721.0	1,684.4
Depreciation and amortization expense	425.3	359.1	278.0
Cost of sales	23,595.1	26,583.5	20,826.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	282.3	275.2	214.2
Depreciation and amortization expense	10.8	10.6	13.0
Change in contingent consideration	(0.8)	—	—
(Gain) loss on sale of assets	(29.9)	(43.1)	1.5
Total cost and expenses	23,857.5	26,826.2	21,054.7

Income from operations	650.7	359.9	731.9

Other income (expense):
Interest expense, net	(169.1)	(178.5)	(162.3)
Change in fair value of catalyst obligations	(9.7)	5.6	(2.2)
Debt extinguishment costs	—	—	(25.5)
Other non-service components of net periodic benefit cost	(0.2)	1.1	(1.4)
Income before income taxes	471.7	188.1	540.5
Income tax (benefit) expense	(8.3)	8.0	(10.8)
Net income	480.0	180.1	551.3
Less: net income attributable to noncontrolling interests	51.5	42.3	51.2
Net income attributable to PBF Energy Company LLC	$428.5	$137.8	$500.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$480.0	$180.1	$551.3
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.4	(0.1)	—
Net gain (loss) on pension and other post-retirement benefits	13.8	3.1	(1.0)
Total other comprehensive income (loss)	14.2	3.0	(1.0)
Comprehensive income	494.2	183.1	550.3
Less: comprehensive income attributable to noncontrolling interests	51.5	42.3	51.2
Comprehensive income attributable to PBF Energy Company LLC	$442.7	$140.8	$499.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, January 1, 2017	3,920,902	$43.0	109,204,047	$1,630.2	$(25.9)	$545.0	$446.9	$(151.6)	$2,487.6
Comprehensive income (loss)	—	—	—	—	(1.0)	500.1	51.2	—	550.3
Exercise of Series A warrants and options	64,373	(0.6)	462,500	—	—	—	—	—	(0.6)
Exchange of Series A units for PBF Energy Class A common stock	(196,580)	(2.3)	196,580	2.3	—	—	—	—	—
Redemption of Series A Units by PBF Energy	(21,231)	—	21,231	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(136.3)	(46.4)	—	(182.7)
Grant of restricted shares	—	—	702,404	1.0	—	—	—	—	1.0
Stock-based compensation	—	—	—	21.5	—	—	5.3	—	26.8
Treasury stock purchases	—	—	—	—	—	—	—	(1.0)	(1.0)
Other	—	—	—	—	—	(2.0)	(0.9)	—	(2.9)
Balance, December 31, 2017	3,767,464	$40.1	110,586,762	$1,655.0	$(26.9)	$906.8	$456.1	$(152.6)	$2,878.5
Comprehensive Income	—	—	—	—	3.0	137.8	42.3	—	183.1
Exercise of Series A warrants and options	137,496	(2.6)	708,091	(5.9)	—	—	—	—	(8.5)
Exchange of Series A units for PBF Energy Class A common stock	(2,698,635)	(17.3)	2,698,635	17.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(141.4)	(49.5)	—	(190.9)
Issuance of additional PBFX common units	—	—	—	28.6	—	—	6.3	—	34.9
Stock-based compensation	—	—	43,311	19.7	—	—	5.7	—	25.4
Purchase of Series C units in connection with the August 2018 Equity Offering	—	—	6,000,000	287.3	—	—	—	—	287.3
Treasury stock purchases	—	—	(141,377)	8.2	—	—	—	(8.2)	—
Other	—	—	—	(0.4)	—	11.1	(1.1)	—	9.6
Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4

Comprehensive Income	—	—	—	—	14.2	428.5	51.5	—	494.2
Exercise of Series A warrants and options	18,992	(0.1)	16,831	(4.6)	—	—	—	—	(4.7)
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(200.4)	(64.1)	—	(264.5)
Issuance of additional PBFX common units	—	—	—	152.0	—	—	(19.5)	—	132.5
Stock-based compensation	—	—	54,475	27.2	—	—	6.8	—	34.0
Treasury stock purchases	—	—	(150,526)	4.9	—	—	—	(4.9)	—
Other	—	—	—	—	—	—	(1.8)	—	(1.8)
Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$480.0	$180.1	$551.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	447.5	378.6	299.9
Stock-based compensation	37.3	26.0	26.8
Change in fair value of catalyst obligations	9.7	(5.6)	2.2
Deferred income taxes	(8.8)	7.2	(12.5)
Non-cash change in inventory repurchase obligations	25.4	(31.8)	13.8
Non-cash lower of cost or market inventory adjustment	(250.2)	351.3	(295.5)
Debt extinguishment costs	—	—	25.5
Pension and other post-retirement benefit costs	44.8	47.4	42.2
Change in fair value of contingent consideration	(0.8)	—	—
(Gain) loss on sale of assets	(29.9)	(43.1)	1.5

Changes in operating assets and liabilities:
Accounts receivable	(115.1)	234.3	(332.4)
Inventories	(6.3)	(3.3)	(54.7)
Prepaid and other current assets	2.2	(1.1)	(9.9)
Accounts payable	137.5	(111.6)	34.6
Accrued expenses	219.5	(226.3)	358.5
Deferred revenue	0.1	11.2	(4.4)
Other assets and liabilities	(56.0)	7.4	(52.9)
Net cash provided by operating activities	$936.9	$820.7	$594.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(404.9)	(317.5)	(306.7)
Expenditures for deferred turnaround costs	(299.3)	(266.0)	(379.1)
Expenditures for other assets	(44.7)	(17.0)	(31.2)
Acquisition of Knoxville Terminal by PBFX	—	(58.4)	—
Acquisition of East Coast Storage Assets by PBFX	—	(75.0)	—
Acquisition of Toledo Products Terminal by PBFX	—	—	(10.1)
Proceeds from sale of assets	36.3	48.3	—
Purchase of marketable securities	—	—	(75.0)
Maturities of marketable securities	—	—	115.1
Net cash used in investing activities	$(712.6)	$(685.6)	$(687.0)

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2019	2018	2017
Proceeds from issuance of PBF LLC Series C units	$—	$287.3	$—
Net proceeds from issuance of PBFX common units	132.5	34.9	—
Distributions to PBF Energy Company LLC members	(146.7)	(141.1)	(136.2)
Distributions to PBFX public unitholders	(62.5)	(48.2)	(43.5)
Distribution to T&M and Collins shareholders	—	—	(1.8)
Proceeds from 2025 Senior Notes	—	—	725.0
Cash paid to extinguish 2020 Senior Secured Notes	—	—	(690.2)
Proceeds from revolver borrowings	1,350.0	—	490.0
Repayments of revolver borrowings	(1,350.0)	(350.0)	(490.0)
Repayments of PBF Rail Term Loan	(7.0)	(6.8)	(6.6)
Proceeds from PBFX revolver borrowings	228.0	170.0	20.0
Repayments of PBFX revolver borrowings	(101.0)	(43.7)	(179.5)
Repayments of PBFX Term Loan borrowings	—	—	(39.7)
Proceeds from PBFX 2023 Senior Notes	—	—	178.5
Affiliate note payable with PBF Energy Inc.	(3.1)	44.1	102.5
Repayments of note payable	—	(5.6)	(1.2)
Deferred payment for the East Coast Storage Assets Acquisition	(32.0)	—	—
Settlements of catalyst obligations	(6.5)	(9.1)	10.8
Taxes paid for net settlement of equity-based compensation	(4.8)	(8.7)	—
Proceeds from stock options exercised	—	0.2	—
Purchases of treasury stock	(4.9)	(8.2)	(1.0)
Deferred financing costs and other	1.4	(16.2)	(17.1)
Net cash used in financing activities	$(6.6)	$(101.1)	$(80.0)

Net increase (decrease) in cash and cash equivalents	217.7	34.0	(173.0)
Cash and equivalents, beginning of period	596.0	562.0	735.0
Cash and equivalents, end of period	$813.7	$596.0	$562.0

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$37.2	$90.2	$26.8
Assets acquired under operating leases	408.6	—	—
Assets acquired under finance leases	26.3	—	—
Affiliate note payable related to PBF LLC member distributions	53.4	—	—
Deferred payment for PBFX East Coast Storage Assets Acquisition	—	30.9	—
East Coast Storage Assets Acquisition contingent consideration	—	21.1	—
Note payable issued for purchase of property, plant and equipment	—	—	6.8
Cash paid during year for:
Interest, net of capitalized interest of $18.1, $9.5 and $7.2 in 2019, 2018 and 2017, respectively	$154.0	$164.4	$166.5
Income taxes	1.2	0.6	—

See notes to consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation on November 7, 2011 and is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 16 - Noncontrolling Interests”).
PBF Energy holds a 99.0% economic interest in PBF LLC as of December 31, 2019 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 1.0% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition.

PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Investments LLC, Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Discussions or areas of the Notes to Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted in such footnotes.
At December 31, 2019, PBF LLC also held a 48.2% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 3 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 16 - Noncontrolling Interests”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that was formed to operate logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. The Logistics segment consists solely of PBFX’s operations. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.

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
Since the secondary offerings, PBF Energy has completed a series of follow-on equity offerings. Such transactions occurring in the three years ended December 31, 2019 are discussed in “Note 16 - Noncontrolling Interest”.
As a result of these equity offerings and certain other transactions such as stock option exercises, as of December 31, 2019, PBF Energy owned 119,826,202 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially owned 1,215,317 PBF LLC Series A Units. As of December 31, 2019, the holders of PBF Energy’s issued and outstanding shares of Class A common stock have 99.0% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 1.0% of the voting power in the Company.
Tax Receivable Agreement
PBF LLC intends to have an election under Section 754 of the Internal Revenue Code (the “Code”) in effect for each taxable year in which an exchange of PBF LLC Series A Units for PBF Energy Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of PBF LLC at the time of an exchange of PBF LLC Series A Units. As a result of both the initial purchase of PBF LLC Series A Units from the PBF LLC Series A unitholders in connection with the initial public offering of PBF Energy Class A common stock which closed on December 18, 2012 and subsequent exchanges, PBF Energy will become entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. In addition, the purchase of PBF LLC Series A Units and subsequent exchanges have resulted in and are expected to continue to result in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
Certain of the Company’s acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, the Company records contingent consideration, as applicable, at the estimated fair value of expected future payments associated with the earn-out. Any changes to the recorded fair value of contingent consideration, subsequent to the measurement period, will be recognized as earnings in the period in which it occurs.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the cash equivalents approximates fair value due to the short-term maturity of those instruments.
Concentrations of Credit Risk
For the years ended December 31, 2019, 2018 and 2017 no single customer amounted to greater than or equal to 10% of the Company’s revenues.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2019 or December 31, 2018.
Revenue, Deferred Revenue and Accounts Receivable
Prior to January 1, 2018, the Company recognized revenue from customers when all of the following criteria were met: (i) persuasive evidence of an exchange arrangement existed, (ii) delivery had occurred or services had been rendered, (iii) the buyer’s price was fixed or determinable and (iv) collectability was reasonably assured. Amounts billed in advance of the period in which the service was rendered or product delivered were recorded as deferred revenue. Effective January 1, 2018, the Company adopted ASC 606, as defined below under “Recently Adopted Accounting Guidance”. As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers. Revenues are recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 19 - Revenues” for further discussion of the Company’s revenue recognition policy, including deferred revenues and the practical expedients elected as part of the transition to ASC 606.
During 2019, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the existing inventory intermediation agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, the maturity date. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the PBFX East Coast Storage Assets (as defined in “Note 3 - PBF Logistics LP”) as a location and crude oil as a new product type to be included in the J. Aron Products (as defined in “Note 5 - Inventories”) sold to J. Aron by DCR. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the J. Aron Products produced by the Paulsboro and Delaware City refineries (the “East Coast Refineries”), respectively, and delivered into the Company’s J. Aron Storage Tanks (as defined in “Note 5 - Inventories”). Furthermore, J. Aron agrees to sell the J. Aron Products back to the East Coast Refineries as the J. Aron Products are discharged out of its J. Aron Storage Tanks. These purchases and sales are settled monthly at the daily market prices related to those J. Aron Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the East Coast Refineries to J. Aron. Additionally, J. Aron has the right to store the J. Aron Products purchased in J. Aron Storage Tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2019 and 2018.
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
Deferred Charges and Other Assets, Net
Deferred charges and other assets include refinery turnaround costs, catalyst, precious metal catalysts, linefill, deferred financing costs and intangible assets. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The amortization period generally ranges from 3 to 6 years; however, based upon the specific facts and circumstances, different periods of deferral occur.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in 2018, PBF Energy granted performance share awards and performance unit awards to certain key employees. Both types of awards have a three-year performance cycle and the payout for each, which ranges from 0% to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement (as defined in “Note 13 - Commitments and Contingencies”) which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $278.1 million as of December 31, 2019, of which the majority is expected to be realized over 10 years as the tax basis of these assets is amortized.
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
The Federal tax returns for all years since 2016 and state tax returns for all years since 2014 (see “Note 20 - Income Taxes”) are subject to examination by the respective tax authorities.
Net Income Per Share
Net income per share is calculated by dividing the net income available to PBF Energy Class A common stockholders by the weighted average number of shares of PBF Energy Class A common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income available to PBF Energy Class A common stockholders, adjusted for the net income attributable to the noncontrolling interest and the assumed income tax expense thereon, by the weighted average number of PBF Energy Class A common shares outstanding during the period adjusted to include the assumed exchange of all PBF LLC Series A units outstanding for PBF Energy Class A common stock, if applicable under the if converted method, and the potentially dilutive effect of outstanding options to purchase shares of PBF Energy Class A common stock, performance share awards and options and warrants to purchase PBF LLC Series A Units, subject to forfeiture utilizing the treasury stock method.

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
The Company’s commodity contracts are measured and recorded at fair value using Level 1 inputs based on quoted prices in an active market, Level 2 inputs based on quoted market prices for similar instruments, or Level 3 inputs based on third-party sources and other available market based data. The Company’s catalyst obligations and derivatives related to the Company’s crude oil and feedstocks and refined product purchase obligations are measured and recorded at fair value using Level 2 inputs on a recurring basis, based on observable market prices for similar instruments.
Derivative Instruments
The Company is exposed to market risk, primarily related to changes in commodity prices for the crude oil and feedstocks used in the refining process as well as the prices of the refined products sold and the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. The accounting treatment for commodity and environmental compliance contracts depends on the intended use of the particular contract and on whether or not the contract meets the definition of a derivative.
All derivative instruments, not designated as normal purchases or sales, are recorded in the Consolidated Balance Sheets as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized currently in earnings. Contracts qualifying for the normal purchase and sales exemption are accounted for upon settlement. Cash flows related to derivative instruments that are not designated or do not qualify for hedge accounting treatment are included in operating activities.
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
Recently Adopted Accounting Pronouncements
 In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (Accounting Standards Codification “ASC” 842) to increase the transparency and comparability of leases. ASC 842 supersedes the lease accounting guidance in ASC 840 - “Leases” (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retains the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Consolidated Balance Sheets of approximately $250.0 million. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings. See “Note 14 - Leases” for further details.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic 350-40) (“ASU 2018-15”). This guidance addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. This guidance should be applied on either a retrospective or prospective basis. The Company has elected to early adopt this guidance in the second quarter of 2019 on a prospective basis. The Company’s adoption of ASU 2018-15 did not have a material impact on its Consolidated Financial Statements and related disclosures.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses” (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has adopted ASU 2016-13 effective January 1, 2020. The impact of adoption will require additional disclosures commencing with the Company’s March 31, 2020 quarterly report on Form 10-Q, however, there is no anticipated impact on the Company’s Consolidated Financial Statements.
3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly-traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of December 31, 2019, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of December 31, 2019, PBF LLC held a 48.2% limited partner interest in PBFX (consisting of 29,953,631 common units), with the remaining 51.8% limited partner interest held by the public unitholders. PBF LLC also indirectly owned a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since its inception in 2014, PBFX has entered in a series of transactions including drop-down transactions, acquisitions, and offerings. Such transactions occurring in the three years ended December 31, 2019 are discussed below.
Offerings and Equity Transactions
On April 24, 2019, PBFX entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “2019 Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The 2019 Registered Direct Offering closed on April 29, 2019.
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
On July 30, 2018, PBFX closed on a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “2018 Registered Direct Offering”) of an aggregate of 1,775,750 of its common units for net proceeds of approximately $34.9 million.
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
July 2018 Drop-down Transaction
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, PBF LLC contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC, whose assets consist of a loading and unloading rail facility located at the Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC, whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette refinery; Paulsboro Terminaling Company LLC, whose assets consist of a lube oil terminal facility located at the Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC, whose assets consist of an ethanol storage facility located at the Delaware City refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”), to PBFX Op Co effective July 31, 2018. In consideration for the Development Assets limited liability company interests, PBFX delivered to PBF LLC total consideration of $31.6 million, consisting of 1,494,134 common units of PBFX (the “Development Asset Acquisition”).

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

East Coast Storage Assets Acquisition
On October 1, 2018, PBFX closed the acquisition of CPI Operations LLC, whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by a purchase and sale agreement dated as of July 16, 2018 between PBFX and Crown Point International, LLC (“Crown Point”) and is further described in “Note 4 - Acquisitions”.
Knoxville Terminals Purchase
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. for total cash consideration of approximately $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility (as defined in “Note 9 - Credit Facilities and Debt”).
Chalmette Storage Tank Lease
Effective February 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement, under which PBFX, through PBFX Op Co, assumed construction of a crude oil storage tank at PBF Holding's Chalmette Refinery (the “Chalmette Storage Tank”), commencing on November 1, 2017 upon the completion of construction of the Chalmette Storage Tank. PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank is located and a project management agreement pursuant to which Chalmette Refining managed the construction of the tank, which expired upon the completion of the Chalmette Storage Tank in November 2017.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS
East Coast Storage Assets Acquisition

On October 1, 2018, PBFX closed the East Coast Storage Assets Acquisition, which had been contemplated by a purchase and sale agreement dated as of July 16, 2018 between PBFX and Crown Point. The East Coast Storage Assets consist of a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets located on the Delaware River near Paulsboro, New Jersey. Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”), which recommenced operations in October 2019.

The aggregate purchase price for the East Coast Storage Assets Acquisition was $127.0 million, including working capital and the Contingent Consideration, which was comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million that was paid on October 1, 2019. The consideration was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility. The final purchase price and fair value allocation were completed as of September 30, 2019.

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

* Includes $30.9 million net present value payable of $32.0 million due to Crown Point one year after closing, which was included in “Accrued expenses” on the Consolidated Balance Sheets at December 31, 2018. The remaining $32.0 million payment was paid in full on October 1, 2019.
** The short-term Contingent Consideration is included in “Accrued expenses” and the long-term Contingent Consideration is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The East Coast Storage Asset Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the purchase and sale agreement, PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. PBFX recorded the Contingent Consideration based on its estimated fair value of $21.1 million at the acquisition date, which was recorded in “Other long-term liabilities” within the Consolidated Balance Sheets.

The Company’s Consolidated Financial Statements for the year ended December 31, 2019 include the results of operations of the East Coast Storage Assets for the full year. The Company’s Consolidated Financial Statements for the year ended December 31, 2018 include the results of operations of the East Coast Storage Assets since the date of its acquisition on October 1, 2018, during which period the East Coast Storage Assets contributed third-party revenue of $5.9 million, and net income of $0.8 million. On an unaudited pro forma basis, the revenues and net income of the Company, assuming the acquisition had occurred on January 1, 2017, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the East Coast Storage Assets Acquisition and interest expense associated with the related financing.

	Year Ended December 31, 2018	Year Ended December 31, 2017
(Unaudited)
PBF Energy
Pro forma revenues	$27,203.5	$21,800.7
Pro forma net income attributable to PBF Energy Inc. stockholders	124.6	400.8
Pro forma net income available to Class A common stock per share:
Basic	$1.08	$3.64
Diluted	$1.07	$3.60
PBF LLC
Pro forma revenues	$27,203.5	$21,800.7
Pro forma net income attributable to PBF LLC	130.2	451.6

Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $11.6 million, $2.9 million and $1.0 million in the years ended December 31, 2019, 2018 and 2017, respectively. These costs are included in the consolidated statement of operations in general and administrative expenses.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2

December 31, 2018
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,044.8	$—	$1,044.8
Refined products and blendstocks	1,026.9	334.8	1,361.7
Warehouse stock and other	111.1	—	111.1
	$2,182.8	$334.8	$2,517.6
Lower of cost or market adjustment	(557.2)	(94.6)	(651.8)
Total inventories	$1,625.6	$240.2	$1,865.8

Inventory under the Inventory Intermediation Agreements includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the East Coast Refineries and sold to counterparties in connection with the Inventory Intermediation Agreements with J. Aron. This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets, (collectively the “J. Aron Storage Tanks”).
During the year ended December 31, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $250.2 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $651.8 million at December 31, 2018 to $401.6 million at December 31, 2019. During the year ended December 31, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $351.3 million, reflecting the net change in the LCM inventory reserve from $300.5 million at December 31, 2017 to $651.8 million at December 31, 2018.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. We recorded a pre-tax charge related to a LIFO layer decrement of $4.9 million and $21.9 million in the Refining segment during the years ended December 31, 2019 and 2018, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Land	$360.5	$351.5
Processing units, pipelines and equipment	4,108.0	3,741.1
Buildings and leasehold improvements	64.6	58.2
Computers, furniture and fixtures	143.5	127.0
Construction in progress	312.2	328.1
	4,988.8	4,605.9
Less—Accumulated depreciation	(965.6)	(785.0)
Total property, plant and equipment, net	$4,023.2	$3,820.9

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $178.0 million, $162.2 million and $147.0 million, respectively. The Company capitalized $18.1 million and $9.5 million in interest during 2019 and 2018, respectively, in connection with construction in progress.
Torrance Land Sale
On August 1, 2019 and August 7, 2018, the Company closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in a gain of approximately $33.1 million and $43.8 million in the third quarter of 2019 and 2018, respectively, included within (Gain) loss on sale of assets in the Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

PBF Energy (in millions)	December 31, 2019	December 31, 2018
Deferred turnaround costs, net	$722.7	$673.1
Catalyst, net	132.7	124.3
Environmental credits	37.8	37.8
Intangible assets, net	24.3	25.6
Finance lease assets	24.2	—
Linefill	19.5	19.5
Pension plan assets	10.3	9.7
Other	7.6	9.1
Total deferred charges and other assets, net	$979.1	$899.1

PBF LLC (in millions)	December 31, 2019	December 31, 2018
Deferred turnaround costs, net	$722.7	$673.1
Catalyst, net	132.7	124.3
Environmental credits	37.8	37.8
Intangible assets, net	24.3	25.6
Finance lease assets	24.2	—
Linefill	19.5	19.5
Pension plan assets	10.3	9.7
Other	6.5	7.1
Total deferred charges and other assets, net	$978.0	$897.1

Catalyst, net includes $74.5 million and $73.1 million of indefinitely-lived precious metal catalysts as of December 31, 2019 and December 31, 2018, respectively.

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $258.1 million, $207.6 million and $144.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Intangible assets, net primarily consists of customer relationships, permits and emission credits. Our net balance as of December 31, 2019 and December 31, 2018 is shown below:

(in millions)	December 31, 2019	December 31, 2018
Intangible assets - gross	$29.5	$29.5
Accumulated amortization	(5.2)	(3.9)
Intangible assets - net	$24.3	$25.6

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	December 31, 2019	December 31, 2018
Inventory-related accruals	$1,103.2	$846.3
Inventory intermediation agreements	278.1	249.4
Excise and sales tax payable	98.6	149.4
Accrued transportation costs	88.7	53.6
Accrued salaries and benefits	81.1	89.8
Accrued utilities	40.1	49.8
Accrued capital expenditures	32.2	60.6
Renewable energy credit and emissions obligations	17.7	27.1
Accrued refinery maintenance and support costs	16.9	19.0
Environmental liabilities	12.8	7.0
Accrued interest	12.1	12.1
Contingent Consideration - East Coast Storage Assets Acquisition	10.0	—
Current finance lease liabilities	6.5	—
Customer deposits	1.8	5.6
Deferred payment - East Coast Storage Assets Acquisition	—	30.9
Other	15.8	23.0
Total accrued expenses	$1,815.6	$1,623.6

PBF LLC (in millions)	December 31, 2019	December 31, 2018
Inventory-related accruals	$1,103.2	$846.3
Inventory intermediation agreements	278.1	249.4
Excise and sales tax payable	98.6	149.4
Accrued transportation costs	88.7	53.6
Accrued salaries and benefits	81.1	89.8
Accrued utilities	40.1	49.8
Accrued interest	39.5	29.9
Accrued capital expenditures	32.2	60.6
Renewable energy credit and emissions obligations	17.7	27.1
Accrued refinery maintenance and support costs	16.9	19.0
Environmental liabilities	12.8	7.0
Contingent Consideration - East Coast Storage Assets Acquisition	10.0	—
Current finance lease liabilities	6.5	—
Customer deposits	1.8	5.6
Deferred payment - East Coast Storage Assets Acquisition	—	30.9
Other	19.0	24.3
Total accrued expenses	$1,846.2	$1,642.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of December 31, 2019 and December 31, 2018, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in its J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CREDIT FACILITIES AND DEBT
Long-term debt outstanding consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
2025 Senior Notes	$725.0	$725.0
2023 Senior Notes	500.0	500.0
PBFX 2023 Senior Notes	527.2	527.8
PBFX Revolving Credit Facility	283.0	156.0
PBF Rail Term Loan	14.5	21.6
Catalyst financing arrangements	47.6	44.3
Revolving Credit Facility	—	—
	2,097.3	1,974.7
Less—Current debt	—	(2.4)
Unamortized deferred financing costs	(32.4)	(41.0)
Long-term debt	$2,064.9	$1,931.3

PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the existing asset-based revolving credit agreement dated as of August 15, 2014 with a new asset-based revolving credit agreement (the “Revolving Credit Facility"). The Revolving Credit Facility has a maximum commitment of $3.4 billion, a maturity date of May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital needs and other general corporate purposes. An accordion feature allows for commitments of up to $3.5 billion. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Loans, in each case depending on the Company’s corporate credit rating. In addition, the LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
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
In addition, the Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability, as defined in the Revolving Credit Agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the Revolving Credit Agreement and determined as of the last day of the most recently completed quarter, to be less than 1 to 1.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF Holding’s obligations under the Revolving Credit Facility are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the Revolving Credit Agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the definition of collateral), all accounts receivable, all hydrocarbon inventory (other than the J. Aron Products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019 and December 31, 2018. Issued letters of credit were $221.4 million and $400.7 million as of December 31, 2019 and 2018, respectively.
PBFX Credit Facilities
On May 14, 2014, in connection with the PBFX initial public offering (the “PBFX Offering”), PBFX entered into a five-year, $275.0 million senior secured revolving credit facility (the “2014 PBFX Revolving Credit Facility”) with the administrative agent and a syndicate of lenders. On July 30, 2018, PBFX replaced the 2014 PBFX Revolving Credit Facility with a $500.0 million amended and restated revolving credit facility (as amended, the “PBFX Revolving Credit Facility”).
The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures, and other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC. PBFX has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by up to $250.0 million to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $75.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. Obligations under the PBFX Revolving Credit Facility are guaranteed by PBFX’s restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets and those of PBFX’s restricted subsidiaries. The maturity date of the PBFX Revolving Credit Facility is July 30, 2023, but may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the PBFX Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or the Adjusted LIBOR Rate plus an Applicable Margin, all as defined in the agreement governing the PBFX Revolving Credit Facility (the “PBFX Revolving Credit Agreement”). The Applicable Margin ranges from 0.75% to 1.75% for Alternative Base Rate Loans and from 1.75% to 2.75% for Adjusted LIBOR Rate Loans in each case depending on PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Agreement.
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
During 2018 PBFX used advances under the PBFX Revolving Credit Facility and the 2014 PBFX Revolving Credit Facility to fund the Knoxville Terminals Purchase, the East Coast Storage Asset Acquisition, the TVPC Acquisition and other capital expenditures and working capital requirements.
The PBFX Revolving Credit Facility may be repaid, from time-to-time, without penalty. As of December 31, 2019, there were $283.0 million of borrowings and $4.8 million of letters of credit outstanding. At December 31, 2018, there were $156.0 million of borrowings and $4.0 million of letters of credit outstanding under the PBFX Revolving Credit Facility.
PBFX 2023 Senior Notes
On May 12, 2015, PBFX entered into an indenture among PBFX, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX (“PBF Logistics Finance”, and together with PBFX, the “Issuers”), the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023.
On October 6, 2017, PBFX entered into a supplemental indenture for the purpose of issuing an additional $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (together with the initially issued notes, the “PBFX 2023 Senior Notes”). The additional amount of the PBFX 2023 Senior Notes were issued at 102% of face value, or an effective interest rate of 6.442%. The additional amount of the PBFX 2023 Senior Notes are treated as a single series with the initially issued PBFX 2023 Senior Notes and have the same terms as those of the initially issued PBFX 2023 Senior Notes, except that (i) the additional amount of PBFX 2023 Senior Notes are subject to a separate registration rights agreement, and (ii) the additional amount of PBFX 2023 Senior Notes were issued initially under CUSIP numbers different from the initially issued PBFX 2023 Senior Notes.
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
The outstanding balances under the PBFX 2023 Senior Notes were $525.0 million as of December 31, 2019 and December 31, 2018, respectively.
Senior Notes
On February 9, 2012, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance”), completed the offering of $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”).
On November 24, 2015, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance, completed an offering of $500.0 million in aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the “2023 Senior Notes”, and together with the 2020 Senior Secured Notes, the “Senior Secured Notes”). The net proceeds from this offering were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses.
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
At all times after (a) a covenant suspension event (which requires that the Senior Secured Notes have investment grade ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Finance (the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725.0 million in aggregate principal amount of 7.25% senior notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $711.6 million from the offering after deducting the initial purchasers’ discount and offering expenses, all of which was used to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 2020 Senior Secured Notes, to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes which remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the Consolidated Statements of Operations.

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
The 2025 Senior Notes and the 2023 Senior Notes are collectively referred to as the “Senior Notes”.
As disclosed in “Note 25, Subsequent Events”, on January 24, 2020, PBF Holding issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”). The proceeds from this notes issuance were used in part to subsequently redeem its outstanding 2023 Senior Notes.
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
The outstanding balances under the PBF Rail Term Loan were $14.5 million and $21.6 million as of December 31, 2019 and 2018, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Precious Metal Catalyst Financing Arrangements
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metal catalysts to a major commercial bank and then borrowed back the precious metal catalysts under financing arrangements. The volume of the precious metal catalysts and the interest rate are fixed over the term of each financing arrangement. At maturity, the Company must repurchase the precious metal catalysts in question at its then fair market value. The Company believes that there is a substantial market for precious metal catalysts and that it will be able to release such catalysts at maturity. The Company treated these transactions as financing arrangements, and the related payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalysts. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details of the catalyst financing arrangements at each of the Company’s refineries as of December 31, 2019 are included in the following table:

	Annual interest rate	Expiration date
Paulsboro catalyst financing arrangement	1.47%	December 2022
Delaware City catalyst financing arrangement	1.35%	October 2020(1)
Toledo catalyst financing arrangement	1.75%	June 2020(1)
Chalmette catalyst financing arrangements	2.10%	October 2021
	1.80%	November 2022
Torrance catalyst financing arrangement	1.78%	July 2022

__________________
(1) These catalyst financing arrangements are included in Long-term debt as of December 31, 2019 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst financing arrangements are not renewed at maturity.

In total, aggregate annual catalyst financing fees were approximately $0.7 million and $1.0 million as of December 31, 2019 and 2018, respectively.

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2020	$21.4
2021	19.8
2022	20.9
2023	1,310.2
2024	—
Thereafter	725.0
$2,097.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. AFFILIATE NOTE PAYABLE - PBF LLC
As of December 31, 2019 and December 31, 2018, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $376.4 million and $326.1 million, respectively. During the second quarter of 2019, the note payable was amended to extend the maturity date from April 2020 to April 2030. The note has an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Environmental liabilities	$121.8	$137.2
Defined benefit pension plan liabilities	73.8	75.0
Long-term finance lease liabilities	18.4	—
Early railcar return liability	17.6	23.3
Post-retirement medical plan liabilities	17.5	19.3
East Coast Storage Assets Contingent Consideration	16.1	21.6
Other	4.1	0.8
Total other long-term liabilities	$269.3	$277.2

12. RELATED PARTY TRANSACTIONS
Pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A common stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ended December 31, 2019, 2018 and 2017.
13. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842 and disclosed in “Note 14 - Leases”, the Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $65.0 million, $68.6 million and $64.1 million under these supply agreements for the years ended December 31, 2019, 2018 and 2017, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fixed and determinable amounts related to obligations under these agreements are as follows:

Year Ending December 31,	(in millions)
2020	$30.5
2021	26.3
2022	20.4
2023	20.4
2024	20.4
Thereafter	96.1
Total obligations	$214.1

Employment Agreements
The Company has entered into various employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between 1.50 to 2.99 times their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $121.3 million as of December 31, 2019 ($130.8 million as of December 31, 2018), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. The Company expects to make aggregate payments for this liability of $57.4 million over the next five years.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The environmental liability reflected in the Company’s Consolidated Balance Sheets was $134.6 million and $144.2 million at December 31, 2019 and December 31, 2018, respectively, of which $121.8 million and $137.2 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
During the first quarter of 2019, PBFX notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source were immediately initiated. PBFX is working on a remedial investigation and action plan with the state agency.  Although response activities are nearly complete, remediation costs will not be finalized until the action plan is complete. Incremental costs are not expected to be material to the Company.
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states require heating oil with 15 PPM or less sulfur. The mandate and other requirements are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Company is required to comply with the Renewable Fuel Standard (“RFS”) implemented by EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. In July 2018, EPA issued proposed amendments to RFS program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.
In addition, on November 26, 2018 EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. The regulation does not have a material impact on our financial position, results of operations or cash flows.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPA published a Final Rule to the Clean Water Act Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement best technology available as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company has evaluated, and continues to evaluate, the impact of this regulation, and at this time does not expect this regulation to materially impact the Company’s financial position, results of operations or cash flows.
The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB32. AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard and Cap and Trade, which was extended for an additional ten years to 2030 in July 2017. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
The Company recovers the majority of these costs from its customers, and does not expect these obligations to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB32 or SB32 regulations or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations and cash flows.
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
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements when necessary. The Company may implement capital projects to reduce the amount of benzene credits that the Company needs to purchase. In additions, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of both December 31, 2019 and December 31, 2018. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As a result of the reduction of the corporate federal tax rate to 21% as part of the TCJA, the liability associated with the Tax Receivable Agreement was reduced. Accordingly, the deferred tax assets associated with the payments made or expected to be made related to the Tax Receivable Agreement liability were also reduced.
PBF Energy has recognized a liability for the Tax Receivable Agreement of $373.5 million as of December 31, 2019 and December 31, 2018, respectively, reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

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
Lease Position as of December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2019:

(in millions)	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$306.4
Finance lease assets	Deferred charges and other assets, net	24.2
Total lease right of use assets		$330.6

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$72.1
Finance lease liabilities	Accrued expenses	6.5
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	233.1
Finance lease liabilities	Other long-term liabilities	18.4
Total lease liabilities		$330.1

Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2019:

Lease Costs (in millions)	Year Ended December 31, 2019
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$2.0
Interest on lease liabilities	0.8
Operating lease costs	109.8
Short-term lease costs	89.2
Variable lease costs	8.3
Total lease costs	$210.1

There were no net gains or losses on any sale-leaseback transactions for the year ended December 31, 2019.
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2019 (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$110.3
Operating cash flows for finance leases	0.8
Financing cash flows for finance leases	1.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	184.9

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2019:

Weighted average remaining lease term - operating leases	12.8 years
Weighted average remaining lease term - finance leases	6.1 years

Weighted average discount rate - operating leases	7.48%
Weighted average discount rate - finance leases	5.98%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2019:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2020	$7.8	$92.4
2021	7.8	58.5
2022	2.0	41.5
2023	2.0	31.9
2024	2.0	33.2
Thereafter	8.8	231.6
Total minimum lease payments	30.4	489.1
Less: effect of discounting	5.5	183.9
Present value of future minimum lease payments	24.9	305.2
Less: current obligations under leases	6.5	72.1
Long-term lease obligations	$18.4	$233.1

As of December 31, 2019, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future lease payments estimated to total approximately $212.6 million, expected to commence in the second quarter of 2020. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

15. STOCKHOLDERS’ AND MEMBERS’ EQUITY STRUCTURE
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
Treasury Stock
The Company’s Board of Directors previously authorized the repurchase of up to $300.0 million of the PBF Energy Class A common stock (the “Repurchase Program”). From the inception of the Repurchase Program through its expiration date, the Company has purchased approximately 6,050,717 shares of the PBF Energy Class A common stock through open market transactions under the Repurchase Program, for a total of $150.8 million. The Repurchase Program expired on September 30, 2018 and was not renewed.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.0% as of December 31, 2019 and 2018, respectively.
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
The noncontrolling interest ownership percentages in PBF LLC as of the completion dates of each of the equity offerings and as of the years ended December 31, 2019, 2018 and 2017 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
January 1, 2017	3,920,902	109,204,047	113,124,949
	3.5%	96.5%	100.0%
December 31, 2017	3,767,464	110,565,531	114,332,995
	3.3%	96.7%	100.0%
August 14, 2018 - Equity offering	1,206,325	119,852,874	121,059,199
	1.0%	99.0%	100.0%
December 31, 2018	1,206,325	119,874,191	121,080,516
	1.0%	99.0%	100.0%
December 31, 2019	1,215,317	119,804,971	121,020,288
	1.0%	99.0%	100.0%

Noncontrolling Interest in PBFX
PBF LLC held a 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by the public common unitholders as of December 31, 2019. PBF LLC is also the sole member of PBF GP, the general partner of PBFX. As noted in “Note 3 - PBF Logistics LP”, pursuant to the IDR Restructuring, the IDRs held by PBF LLC were canceled and converted into newly issued common units. In addition, PBFX issued 6,585,500 common units to certain institutional investors in connection with the 2019 Registered Direct Offering on April 29, 2019.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBFX as of the 2018 Registered Direct Offering, the Development Assets Acquisition, the 2019 Registered Direct Offering and the years ended December 31, 2019, 2018 and 2017 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
January 1, 2017	23,271,174	18,459,497	41,730,671
	55.8%	44.2%	100.0%
December 31, 2017	23,441,211	18,459,497	41,900,708
	55.9%	44.1%	100.0%
July 30, 2018 - Registered Direct Offering	25,391,037	18,459,497	43,850,534
	57.9%	42.1%	100.0%
July 31, 2018 - Development Assets consideration	25,391,037	19,953,631	45,344,668
	56.0%	44.0%	100.0%
December 31, 2018	25,395,032	19,953,631	45,348,663
	56.0%	44.0%	100.0%
April 29, 2019 - Registered Direct Offering	32,047,718	29,953,631	62,001,349
	51.7%	48.3%	100.0%
December 31, 2019	32,176,404	29,953,631	62,130,035
	51.8%	48.2%	100.0%

Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In both of the years ended December 31, 2019 and 2018 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of less than $0.2 million.

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
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2019, 2018 and 2017:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	333.5	4.4	—	51.5	389.4
Dividends and distributions	(143.8)	(3.2)	—	(64.1)	(211.1)
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	(1.3)	—	—	—	(1.3)
Issuance of additional PBFX common units	152.0	—	—	(19.5)	132.5
Stock-based compensation	27.2	—	—	6.8	34.0
Exercise of PBF LLC and PBF Energy options and warrants, net	0.3	—	—	—	0.3
Taxes paid for net settlement of equity-based compensation	(4.6)	(0.2)	—	—	(4.8)
Other	(0.2)	—	—	(1.8)	(2.0)
Balance at December 31, 2019	$3,039.6	$113.2	$10.9	$421.8	$3,585.5

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336.6	$110.2	$10.8	$445.3	$2,902.9
Comprehensive income	131.3	4.7	0.1	42.2	178.3
Dividends and distributions	(139.3)	(2.1)	—	(49.5)	(190.9)
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	(4.9)	—	—	—	(4.9)
Issuance of additional PBFX common units	28.6	—	—	6.3	34.9
Stock-based compensation	19.7	—	—	5.7	25.4
August 2018 Equity Offering	287.3	—	—	—	287.3
Exercise of PBF LLC and PBF Energy options and warrants, net	14.0	—	—	—	14.0
Taxes paid for net settlement of equity-based compensation	(4.8)	(0.6)	—	—	(5.4)
Other	8.0	—	—	(1.1)	6.9
Balance at December 31, 2018	$2,676.5	$112.2	$10.9	$448.9	$3,248.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,024.9	$98.7	$12.5	$434.4	$2,570.5
Comprehensive income	414.6	16.6	0.1	51.1	482.4
Dividends and distributions	(131.8)	(4.5)	(1.8)	(44.6)	(182.7)
Stock-based compensation	21.5	—	—	5.3	26.8
Exercise of PBF LLC and PBF Energy options and warrants, net	10.5	(0.6)	—	—	9.9
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	(1.1)	—	—	—	(1.1)
Other	(2.0)	—	—	(0.9)	(2.9)
Balance at December 31, 2017	$2,336.6	$110.2	$10.8	$445.3	$2,902.9
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the years ended December 31, 2019, 2018, and 2017 respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	442.7	—	51.5	494.2
Dividends and distributions	(200.4)	—	(64.1)	(264.5)
Issuance of additional PBFX common units	152.0	—	(19.5)	132.5
Stock-based compensation	27.2	—	6.8	34.0
Exercise of Series A options and warrants, net	(4.7)	—	—	(4.7)
Other	—	—	(1.8)	(1.8)
Balance at December 31, 2019	$3,176.4	$10.9	$421.8	$3,609.1

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422.4	$10.8	$445.3	$2,878.5
Comprehensive income	140.8	0.1	42.2	183.1
Dividends and distributions	(141.4)		(49.5)	(190.9)
Issuance of additional PBFX common units	28.6	—	6.3	34.9
Stock-based compensation	19.7	—	5.7	25.4
Exercise of Series A options and warrants, net	(8.5)	—	—	(8.5)
Issuance of Series C units in connection with the August 2018 Equity Offering	287.3	—	—	287.3
Other	10.7	—	(1.1)	9.6
Balance at December 31, 2018	$2,759.6	$10.9	$448.9	$3,219.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2017	$2,040.7	$12.5	$434.4	$2,487.6
Comprehensive income	499.1	0.1	51.1	550.3
Dividends and distributions	(136.3)	(1.8)	(44.6)	(182.7)
Grant of restricted shares	1.0	—	—	1.0
Stock-based compensation	21.5	—	5.3	26.8
Exercise of Series A options and warrants, net	(0.6)	—	—	(0.6)
Treasury stock purchases	(1.0)	—	—	(1.0)
Other	(2.0)	—	(0.9)	(2.9)
Balance at December 31, 2017	$2,422.4	$10.8	$445.3	$2,878.5

Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss) arising from activity related to the Company’s defined employee benefit plan and unrealized gain (loss) on available-for-sale securities. The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2019:

PBF Energy (in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income	$319.4	$55.8	$375.2
Other comprehensive income:
Unrealized gain on available for sale securities	0.4	—	0.4
Amortization of defined benefit plans unrecognized net gain	13.7	0.1	13.8
Total other comprehensive income	14.1	0.1	14.2
Total comprehensive income	$333.5	$55.9	$389.4

The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2018:

PBF Energy (in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interest	Total
Net income	$128.3	$47.0	$175.3
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Amortization of defined benefit plans unrecognized net gain	3.1	—	3.1
Total other comprehensive income	3.0	—	3.0
Total comprehensive income	$131.3	$47.0	$178.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2017:

PBF Energy (in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interest	Total
Net income	$415.6	$67.8	$483.4
Other comprehensive loss:
Amortization of defined benefit plans unrecognized net loss	(1.0)	—	(1.0)
Total other comprehensive loss	(1.0)	—	(1.0)
Total comprehensive income	$414.6	$67.8	$482.4

The following table summarizes the allocation of total comprehensive income of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2019:

PBF LLC (in millions)	Attributable to PBF LLC	Noncontrolling Interests	Total
Net income	$428.5	$51.5	$480.0
Other comprehensive income:
Unrealized gain on available for sale securities	0.4	—	0.4
Amortization of defined benefit plans unrecognized net gain	13.8	—	13.8
Total other comprehensive income	14.2	—	14.2
Total comprehensive income	$442.7	$51.5	$494.2
The following table summarizes the allocation of total comprehensive income of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2018:

PBF LLC (in millions)	Attributable to PBF LLC	Noncontrolling Interest	Total
Net income	$137.8	$42.3	$180.1
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Amortization of defined benefit plans unrecognized net gain	3.1	—	3.1
Total other comprehensive income	3.0	—	3.0
Total comprehensive income	$140.8	$42.3	$183.1
The following table summarizes the allocation of total comprehensive income of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2017:

PBF LLC (in millions)	Attributable to PBF LLC	Noncontrolling Interest	Total
Net income	$500.1	$51.2	$551.3
Other comprehensive loss:
Amortization of defined benefit plans unrecognized net loss	(1.0)	—	(1.0)
Total other comprehensive loss	(1.0)	—	(1.0)
Total comprehensive income	$499.1	$51.2	$550.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. STOCK-BASED COMPENSATION
The Company grants awards of PBF Energy Class A common stock and PBFX phantom units under its equity incentive plans which authorize the granting of various stock and stock-related awards to directors, employees, prospective employees and non-employees. Awards include non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock) and phantom unit awards, cash awards and performance awards that vest over a period determined by the plans.
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2019	2018	2017
PBF Energy options	$15.8	$11.5	$9.4
PBF Energy restricted shares	6.5	7.5	12.1
PBF Energy performance awards	8.2	1.2	—
PBFX phantom units	6.8	5.8	5.3
	$37.3	$26.0	$26.8

PBF Energy options
PBF Energy grants stock options which represent the right to purchase share of the Company’s common stock at its fair market value, which is the closing price of PBF Energy’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of four years subject to acceleration in certain circumstances. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2019	December 31, 2018	December 31, 2017
Expected life (in years)	6.25	6.25	6.25
Expected volatility	38.6%	35.8%	39.5%
Dividend yield	3.54%	3.49%	4.58%
Risk-free rate of return	2.16%	2.82%	2.09%
Exercise price	$34.11	$35.25	$26.52

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy options for the years ended December 31, 2019, 2018 and 2017.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2017	5,970,625	$27.37	8.02
Granted	1,638,075	26.52	10.00
Exercised	(462,500)	25.65	—
Forfeited	(263,425)	27.71	—
Outstanding at December 31, 2017	6,882,775	$27.27	7.82
Granted	2,500,742	35.25	10.00
Exercised	(884,878)	27.57	—
Forfeited	(141,981)	33.49	—
Outstanding at December 31, 2018	8,356,658	$29.60	7.48
Granted	1,899,909	34.11	10.00
Exercised	(49,656)	24.23	—
Forfeited	(132,995)	31.65	—
Outstanding at December 31, 2019	10,073,916	$30.47	7.17
Exercisable and vested at December 31, 2019	5,345,051	$28.37	5.94
Exercisable and vested at December 31, 2018	3,531,066	$27.39	6.27
Exercisable and vested at December 31, 2017	2,958,875	$27.58	6.77
Expected to vest at December 31, 2019	10,073,916	$30.47	7.17

The total estimated fair value of PBF Energy options granted in 2019 and 2018 was $17.9 million and $23.9 million and the weighted average per unit fair value was $9.43 and $9.55. The total intrinsic value of stock options outstanding and exercisable at December 31, 2019, was $27.0 million and $20.0 million, respectively. The total intrinsic value of stock options outstanding and exercisable at December 31, 2018, was $36.5 million and $19.4 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $0.3 million and $12.4 million, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2019 was $34.5 million, which will be recognized from 2020 through 2023.
Restricted Stock Awards
The Company grants restricted stock to employees and non-employee directors. In general, restricted stock granted to our employees vest over a requisite services period of four years, subject to acceleration in certain circumstances. Restricted stock recipients who received grants subsequent to May 2017 have the right to vote such stock; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are issued in equal annual installments on each of the first three anniversaries of the grant date. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	521,369	$24.89
Granted	762,425	25.86
Vested	(172,978)	24.99
Forfeited	(15,100)	24.18
Nonvested at December 31, 2017	1,095,716	$25.56
Granted	58,830	47.24
Vested	(345,073)	26.13
Forfeited	(15,519)	24.18
Nonvested at December 31, 2018	793,954	$26.88
Granted	58,324	28.20
Vested	(356,204)	26.68
Forfeited	(3,849)	24.18
Nonvested at December 31, 2019	492,225	$27.21

Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2019 was $5.3 million, which will be recognized from 2020 through 2023.
Performance Awards
The Company grants performance share awards, which are paid in stock, and performance share unit awards, which are paid in cash, (collectively, the “performance awards”) to certain key employees. Performance awards granted to employees are based on a three-year performance period (the “performance cycle”). The performance awards will vest on the last day of the performance cycle, subject to forfeiture or acceleration under certain circumstances set forth in the award agreement. The number of performance awards that will ultimately vest is based on the Company’s total shareholder return over the performance. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts.
Performance Share Unit Awards
The performance share awards are accounted for as equity awards, for which the fair value was determined on the grant date by application of a Monte Carlo valuation model.
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2019	December 31, 2018
Expected life (in years)	2.17 - 2.88	2.17
Expected volatility	37.19% - 41.70%	39.04%
Dividend yield	3.40% - 3.67%	2.95%
Risk-free rate of return	1.66% - 2.51%	2.89%
Weighted average fair value per PSU	$27.99	$50.23

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy PSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	—	$—
Granted	179,072	50.23
Forfeited	—	—
Nonvested at December 31, 2018	179,072	$50.23
Granted	181,725	27.99
Forfeited	—	—
Nonvested at December 31, 2019	360,797	$39.03

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
As of December 31, 2019, unrecognized compensation cost related to performance share unit awards was $8.5 million, which is expected to be recognized over a weighted average period of two years.
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
The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units (in equivalent $’s)
Nonvested at January 1, 2018	—
Granted	7,279,188
Forfeited	—
Nonvested at December 31, 2018	7,279,188
Granted	7,751,658
Forfeited	—
Nonvested at December 31, 2019	15,030,846

As of December 31, 2019, unrecognized compensation cost related to performance unit awards was $8.2 million, which is expected to be recognized over a weighted average period of two years.

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
In the years ended December 31, 2019, 2018 and 2017, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common unit on that date. The estimated fair value of PBFX’s phantom units is amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions are met. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $7.5 million and $7.0 million as of December 31, 2019 and 2018, respectively, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2019 and 2018, totaled $15.8 million and $14.7 million, respectively.
A summary of PBFX’s unit award activity for the years ended December 31, 2019, 2018 and 2017 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	564,880	$22.47
Granted	319,940	20.97
Vested	(217,171)	23.15
Forfeited	(24,875)	21.23
Nonvested at December 31, 2017	642,774	$21.54
Granted	328,052	19.95
Vested	(233,993)	22.71
Forfeited	(20,125)	18.81
Nonvested at December 31, 2018	716,708	$20.53
Granted	343,848	21.39
Vested	(292,341)	20.20
Forfeited	(6,375)	20.31
Nonvested at December 31, 2019	761,840	$20.77
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $27.5 million, $26.3 million and $23.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Defined Benefit and Post-Retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations (the “Supplemental Plan”). The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the Consolidated Balance Sheets. The plan assets and benefit obligations are measured as of the Consolidated Balance Sheet date.
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
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero Energy Corporation which resulted in the recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan was amended during 2013 to include all corporate employees, amended in 2014 to include Delaware City and Toledo employees, amended in 2015 to include Chalmette employees and amended in 2016 to include Torrance employees.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2019 and 2018 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$218.4	$185.2	$19.3	$21.6
Service cost	43.6	47.4	1.0	1.1
Interest cost	8.3	5.8	0.7	0.7
Benefit payments	(9.0)	(7.2)	(1.3)	(0.7)
Actuarial loss (gain)	9.9	(12.8)	(2.2)	(3.4)
Projected benefit obligation at end of year	$271.2	$218.4	$17.5	$19.3
Change in plan assets:
Fair value of plan assets at beginning of year	$143.4	$121.7	$—	$—
Actual return on plan assets	29.0	(6.2)	—	—
Benefits paid	(9.0)	(7.2)	(1.3)	(0.7)
Employer contributions	34.0	35.1	1.3	0.7
Fair value of plan assets at end of year	$197.4	$143.4	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$197.4	$143.4	$—	$—
Less benefit obligations at end of year	271.2	218.4	17.5	19.3
Funded status at end of year	$(73.8)	$(75.0)	$(17.5)	$(19.3)

The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2019 and 2018. The accumulated benefit obligation for the defined benefit plans approximated $228.0 million and $184.5 million at December 31, 2019 and 2018, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2020	$14.7	$1.4
2021	17.3	1.5
2022	21.0	1.5
2023	19.3	1.5
2024	21.8	1.4
Years 2025-2029	143.8	7.3

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $34.8 million to the Company’s Pension Plans during 2020.
The components of net periodic benefit cost were as follows for the years ended December 31, 2019, 2018 and 2017:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$43.6	$47.4	$40.6	$1.0	$1.1	$1.2
Interest cost	8.3	5.8	4.3	0.7	0.7	0.8
Expected return on plan assets	(9.6)	(8.5)	(5.8)	—	—	—
Settlement loss recognized	—	—	1.0	—	—	—
Amortization of prior service cost and actuarial loss	0.3	0.2	0.5	0.5	0.7	0.6
Net periodic benefit cost	$42.6	$44.9	$40.6	$2.2	$2.5	$2.6

Lump sum payments made by the Supplemental Plan to employees retiring in 2019 and 2018 did not exceed the Plan’s total service and interest costs expected for those years. Lump sum payments made by the Supplemental Plan to employees retiring in 2017 exceeded the Plan’s total service and interest costs expected for 2017. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, the 2017 pension expense included a settlement expense related to our cumulative lump sum payments made during the year ended December 31, 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2019	2018	2017	2019	2018	2017
Prior service costs	$—	$—	$0.5	$—	$—	$—
Net actuarial (gain) loss	(10.7)	1.9	5.0	(2.3)	(3.4)	(2.5)
Amortization of losses and prior service cost	(0.3)	(0.8)	(1.4)	(0.5)	(0.7)	(0.6)
Total changes in other comprehensive (income) loss	$(11.0)	$1.1	$4.1	$(2.8)	$(4.1)	$(3.1)

The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2019, and 2018 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2019	2018	2019	2018
Prior service costs	$(0.7)	$(0.8)	$(4.0)	$(4.7)
Net actuarial (loss) gain	(14.5)	(24.1)	6.1	4.0
Total	$(15.2)	$(24.9)	$2.1	$(0.7)

The following pre-tax amounts included in accumulated other comprehensive income (loss) as of December 31, 2019 are expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2020:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service costs	$—	$(0.7)
Amortization of net actuarial (loss) gain	(0.2)	0.3
Total	$(0.2)	$(0.4)

The weighted average assumptions used to determine the benefit obligations as of December 31, 2019, and 2018 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2019	2018	2019	2018	2019	2018
Discount rate - benefit obligations	3.21%	4.22%	3.09%	4.17%	2.88%	3.99%
Rate of compensation increase	4.28%	4.55%	4.50%	5.00%	—	—

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rates:
Effective rate for service cost	4.24%	3.62%	4.15%	4.19%	3.58%	4.17%	4.21%	3.59%	4.10%
Effective rate for interest cost	3.92%	3.21%	3.38%	3.83%	3.15%	3.20%	3.69%	2.97%	3.11%
Effective rate for interest on service cost	4.00%	3.32%	3.59%	3.90%	3.24%	3.63%	4.09%	3.46%	3.84%
Expected long-term rate of return on plan assets	6.00%	6.25%	6.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.55%	4.53%	4.81%	5.00%	5.00%	5.50%	N/A	N/A	N/A

The assumed health care cost trend rates as of December 31, 2019 and 2018 were as follows:

	Post-Retirement Medical Plan
	2019	2018
Health care cost trend rate assumed for next year	5.7%	5.8%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038

Assumed health care cost trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on the medical post-retirement benefits:

(in millions)	1% Increase	1% Decrease
Effect on total service and interest cost components	$—	$—
Effect on accumulated post-retirement benefit obligation	0.2	(0.2)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2019 and 2018 by level of fair value hierarchy. Assets categorized in Level 2 of the hierarchy consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient (Level 2)
	December 31,
(in millions)	2019	2018
Equities:
Domestic equities	$47.8	$34.8
Developed international equities	29.5	19.2
Global low volatility equities	16.9	11.4
Emerging market equities	14.9	10.3
Fixed-income	74.9	59.7
Real Estate	8.3	7.9
Cash and cash equivalents	5.1	0.1
Total	$197.4	$143.4

The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2019, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. REVENUES
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
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the years ended December 31, 2019 and 2018. The Company has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition”. The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are detailed below.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
As described in “Note 21 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Year Ended December 31,
(in millions)	2019	2018	2017
Refining Segment:
Gasoline and distillates	$21,278.4	$23,032.6	$18,316.1
Asphalt and blackoils	1,426.4	1,592.9	1,162.3
Feedstocks and other	806.9	1,372.3	1,215.7
Chemicals	682.3	842.8	770.5
Lubricants	274.9	321.5	305.1
Total Revenues	$24,468.9	$27,162.1	$21,769.7
Logistics Segment:
Logistics	340.2	283.4	257.6
Total revenue prior to eliminations	$24,809.1	$27,445.5	$22,027.3
Elimination of intercompany revenue	(300.9)	(259.4)	(240.7)
Total Revenues	$24,508.2	$27,186.1	$21,786.6

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $20.1 million as of December 31, 2019 and December 31, 2018, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see “Note 15 - Stockholders’ and Members’ Equity Structure”). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
In connection with the enactment of the TCJA, PBF Energy recorded a net tax expense of $20.2 million in the year ending December 31, 2017 as further discussed below. The other legislative areas within TCJA, such as the Transition Tax and the Global Low-Taxed Intangible Income, did not have a material impact on the provision for income taxes. Additionally, the new legislation did not have any impact on the need for a valuation allowance. Given the Company’s reversing taxable temporary differences and history of generating book income, no valuation allowances have been provided for all periods presented. The Company has completed its accounting for the impact of the TCJA and has recorded no additional material items.
The income tax provision in the PBF Energy Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Current expense:
Federal	$0.2	$0.8	$1.5
Foreign	0.1	—	0.1
State	0.3	—	0.2
Total current	0.6	0.8	1.8

Deferred expense (benefit):
Federal	91.8	18.7	250.0
Foreign	(8.7)	7.2	(3.6)
State	20.6	6.8	67.4
Total deferred	103.7	32.7	313.8
Total provision for income taxes	$104.3	$33.5	$315.6

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Provision at Federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	3.9%	5.0%	4.6%
Nondeductible/nontaxable items	0.1%	1.0%	0.2%
Rate differential from foreign jurisdictions	(0.2)%	0.9%	0.3%
Provision to return adjustment	(0.1)%	(4.0)%	—%
Adjustment to deferred tax assets and liabilities for change in tax rates	(0.5)%	—%	2.8%
Stock-based compensation	0.1%	(2.6)%	—%
Other	0.3%	(0.6)%	0.3%
Effective tax rate	24.6%	20.7%	43.2%

PBF Energy’s effective income tax rate for the years ended December 31, 2019, 2018 and 2017, including the impact of income attributable to noncontrolling interests of $55.8 million, $47.0 million and $67.8 million, respectively, was 21.8%, 16.0% and 39.5%, respectively.
For the year ended December 31, 2019, PBF Energy’s effective tax rate was materially consistent with its statutory federal and state tax rates. For the year ended December 31, 2018, the main drivers of PBF Energy’s reduced effective tax rate related to the treatment of stock-based compensation excess tax benefits under recently adopted ASU No. 2017-09, “Compensation—Stock Compensation”, and the provision to return adjustments primarily attributable to the state business mix apportionment.
During 2017, PBF Energy made a one-time adjustment to deferred tax assets and liabilities in relation to the TCJA. The net result of the adjustment was a charge of approximately $20.2 million, or an increase to the tax rate of 2.8%. Under GAAP, PBF Energy is required to recognize the effect of the TCJA in the period of enactment. As such, net income tax expense recorded in 2017 consisted of a net tax expense of $193.5 million associated with the remeasurement of Tax Receivable Agreement associated deferred tax assets and a net tax benefit of $173.3 million for the reduction of our deferred tax liabilities as a result of the TCJA.
For years starting before January 1, 2018, the Company’s foreign earnings are taxed at a lower income tax rate as compared to its domestic operations. Accordingly, the Company recognized an income tax expense in 2017 as its foreign entity’s operations resulted in a loss.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial reporting purposes, income before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

(in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

United States income	$450.0	$134.3	$749.7
Foreign income (loss)	(26.3)	27.5	(18.5)
Total income before income taxes attributable to PBF Energy Inc. stockholders	$423.7	$161.8	$731.2

A summary of the components of PBF Energy’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2019	December 31, 2018
Deferred tax assets
Purchase interest step-up	$278.1	$306.2
Inventory	10.5	47.0
Pension, employee benefits and compensation	60.3	55.1
Hedging	3.3	3.1
Net operating loss carry forwards	136.3	134.7
Environmental liabilities	33.6	38.1
Lease obligation liability	83.4	—
Interest expense limitation carry forwards	31.5	—
Other	29.2	2.7
Total deferred tax assets	666.2	586.9
Valuation allowances	—	—
Total deferred tax assets, net	666.2	586.9

Deferred tax liabilities
Property, plant and equipment	678.1	578.8
Right of use asset	83.6	—
Other	1.4	—
Total deferred tax liabilities	763.1	578.8
Net deferred tax (liabilities) assets	$(96.9)	$8.1

As of December 31, 2019, PBF Energy has federal and state income tax net operating loss carry forwards of $551.5 million and $23.6 million, respectively. The portion of the federal net operating loss carry forward that was generated in years prior to 2018 expires in varying amounts through 2037. A federal net operating loss of $23.1 million from 2019 has an indefinite carry forward period and can be used to offset 80% of taxable income in future years. The state net operating loss carry forwards expire at various dates from 2029 through 2039. The Company has not recorded any valuation allowances against these assets, as it is deemed “more likely than not” that the deferred tax assets will be realized, based on the Company’s historical earnings, forecasted income, and the reversal of temporary differences.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reported income tax (benefit) expense in the PBF LLC Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Current income tax expense	$0.5	$0.8	$1.7
Deferred income tax (benefit) expense	(8.8)	7.2	(12.5)
Total income tax (benefit) expense	$(8.3)	$8.0	$(10.8)

Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2016
New Jersey	2014
Michigan	2015
Delaware	2016
Indiana	2016
Pennsylvania	2016
New York	2016
Louisiana	2016
California	2016

The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SEGMENT INFORMATION
The Company’s operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining and Logistics segments are included in Corporate. Intersegment transactions are eliminated in the Consolidated Financial Statements and are included in Eliminations.
Refining
The Company’s Refining segment includes the operations of its five refineries, including certain related logistics assets that are not owned by PBFX. The Company’s refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana and Torrance, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2019, 2018 and 2017 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information has been retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF Energy (in millions)	Year Ended December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$24,468.9	$340.2	$—	$(300.9)	$24,508.2
Depreciation and amortization expense	386.7	38.6	10.8	—	436.1
Income (loss) from operations (1)(2)	767.9	159.3	(270.3)	(7.9)	649.0
Interest expense, net	1.3	51.1	107.2	—	159.6
Capital expenditures	708.9	31.7	8.3	—	748.9

	Year Ended December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,162.1	$283.4	$—	$(259.4)	$27,186.1
Depreciation and amortization expense	329.3	29.8	10.6	—	369.7
Income (loss) from operations (2)	498.2	143.9	(266.2)	(17.8)	358.1
Interest expense, net	7.6	43.0	119.3	—	169.9
Capital expenditures (3)	552.0	175.7	6.2	—	733.9

	Year Ended December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$21,769.7	$257.6	$—	$(240.7)	$21,786.6
Depreciation and amortization expense	253.6	24.4	13.0	—	291.0
Income (loss) from operations (2)	814.0	143.4	(211.2)	(14.6)	731.6
Interest expense, net	4.7	33.4	116.3	—	154.4
Capital expenditures (4)	633.3	90.3	3.5	—	727.1

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (1)	$8,154.8	$973.0	$52.7	$(48.1)	$9,132.4

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (5)	$6,988.0	$956.4	$98.1	$(37.1)	$8,005.4

PBF LLC (in millions)	Year Ended December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$24,468.9	$340.2	$—	$(300.9)	$24,508.2
Depreciation and amortization expense	386.7	38.6	10.8	—	436.1
Income (loss) from operations (1)(2)	767.9	159.3	(268.6)	(7.9)	650.7
Interest expense, net	1.3	51.1	116.7	—	169.1
Capital expenditures	708.9	31.7	8.3	—	748.9

	Year Ended December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,162.1	$283.4	$—	$(259.4)	$27,186.1
Depreciation and amortization expense	329.3	29.8	10.6	—	369.7
Income (loss) from operations (2)	498.2	143.9	(264.4)	(17.8)	359.9
Interest expense, net	7.6	43.0	127.9	—	178.5
Capital expenditures (3)	552.0	175.7	6.2	—	733.9

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$21,769.7	$257.6	$—	$(240.7)	$21,786.6
Depreciation and amortization expense	253.6	24.4	13.0	—	291.0
Income (loss) from operations (2)	814.0	143.4	(210.9)	(14.6)	731.9
Interest expense, net	4.7	33.4	124.2	—	162.3
Capital expenditures (4)	633.3	90.3	3.5	—	727.1

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (1)	$8,154.8	$973.0	$49.4	$(48.1)	$9,129.1

	Balance at December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (5)	$6,988.0	$956.4	$45.8	$(37.1)	$7,953.1

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

(2)
Prior to the TVPC Contribution Agreement, the Logistics segment included 100% of the income from operations of TVPC, as TVPC was consolidated by PBFX. PBFX recorded net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) recorded equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For purposes of the Company’s Consolidated Financial Statements, PBF Holding’s equity income in investee and PBFX’s net income attributable to noncontrolling interest eliminated in consolidation.

(3)
The Logistics segment includes capital expenditures of $58.4 million for the PBFX acquisition of the Knoxville Terminals on April 16, 2018 and $75.0 million for the PBFX acquisition of the East Coast Storage Assets on October 1, 2018.

(4)	The Logistics segment includes capital expenditures of $10.1 million for the PBFX acquisition of the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) on April 17, 2017.

(5)
Prior to the TVPC Contribution Agreement, the Logistics segment included 100% of the assets of TVPC, as TVPC was consolidated by PBFX. PBFX recorded a noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) recorded an equity investment in TVPC reflecting its noncontrolling ownership interest. For purposes of the Company’s Consolidated Financial Statements, PBFX’s noncontrolling interest in TVPC and PBF Holding’s equity investment in TVPC eliminated in consolidation.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Year Ended December 31,
Basic Earnings Per Share:	2019	2018	2017
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$319.4	$128.3	$415.6
Less: Income allocated to participating securities	0.5	0.7	1.0
Income available to PBF Energy Inc. stockholders - basic	$318.9	$127.6	$414.6
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	119,887,646	115,190,262	109,779,407
Basic net income attributable to PBF Energy per Class A common share	$2.66	$1.11	$3.78

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$318.9	$127.6	$414.6
Plus: Net income attributable to noncontrolling interest (1)	4.3	4.6	16.7
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(1.0)	(1.2)	(6.6)
Numerator for diluted net income per Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$322.2	$131.0	$424.7

Denominator (1):
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	119,887,646	115,190,262	109,779,407
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	1,207,581	1,938,089	3,823,783
Common stock equivalents (2)	758,072	1,645,255	295,655
Denominator for diluted net income per PBF Energy Class A common share-adjusted weighted average shares	121,853,299	118,773,606	113,898,845
Diluted net income attributable to PBF Energy Inc. stockholders per Class A common share	$2.64	$1.10	$3.73

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

——————————

(1)
The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 24.9%, 26.0% and 39.6% annualized statutory corporate tax rate for the years ended December 31, 2019, 2018 and 2017) attributable to the converted units.

(2)
Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 6,765,526, 1,293,242 and 6,820,275 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the years ended December 31, 2019, 2018 and 2017, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2019 and 2018.

The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company has posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Consolidated Balance Sheets.

	As of December 31, 2019
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$111.8	$—	$—	$111.8	N/A	$111.8
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3

	As of December 31, 2018
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$16.7	$—	$—	$16.7	N/A	$16.7
Commodity contracts	1.2	8.9	—	10.1	(2.9)	7.2
Derivatives included with inventory intermediation agreement obligations	—	24.1	—	24.1	—	24.1
Liabilities:
Commodity contracts	2.7	0.2	—	2.9	(2.9)	—
Catalyst obligations	—	44.3	—	44.3	—	44.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The derivatives included with inventory intermediation agreement obligations and the catalyst obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2019 and 2018, $10.3 million and $9.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the years ended December 31, 2019 and 2018, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725.0	$776.5	$725.0	$688.4
2023 Senior Notes (a) (d)	500.0	519.7	500.0	479.4
PBFX 2023 Senior Notes (a)	527.2	543.0	527.8	515.3
PBF Rail Term Loan (b)	14.5	14.5	21.6	21.6
Catalyst financing arrangements (c)	47.6	47.6	44.3	44.3
PBFX Revolving Credit Facility (b)	283.0	283.0	156.0	156.0
	2,097.3	2,184.3	1,974.7	1,905.0
Less - Current debt (c)	—	—	(2.4)	(2.4)
Less - Unamortized deferred financing costs	(32.4)	n/a	(41.0)	n/a
Long-term debt	$2,064.9	$2,184.3	$1,931.3	$1,902.6
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
(c) Catalyst financing arrangements are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.
(d) As disclosed in “Note 9 - Credit Facilities and Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. DERIVATIVES

The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into the Inventory Intermediation Agreements that contain purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2019, there were 27,580 barrels of crude oil and feedstocks (no barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2019, there were 3,430,635 barrels of intermediates and refined products (3,350,166 barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2019, there were 5,511,000 barrels of crude oil and 5,788,000 barrels of refined products (5,801,000 and 1,609,000, respectively, as of December 31, 2018), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2019 and December 31, 2018 and the line items in the Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.1

Derivatives not designated as hedging instruments:
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2
December 31, 2018:
Commodity contracts	Accounts receivable	$7.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(25.4)
For the year ended December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$31.8
For the year ended December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(13.8)

Derivatives not designated as hedging instruments:
For the year ended December 31, 2019:
Commodity contracts	Cost of products and other	$36.5
For the year ended December 31, 2018:
Commodity contracts	Cost of products and other	$(123.8)
For the year ended December 31, 2017:
Commodity contracts	Cost of products and other	$(85.4)

Hedged items designated in fair value hedges:
For the year ended December 31, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$25.4
For the year ended December 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$(31.8)
For the year ended December 31, 2017:
Intermediate and refined product inventory	Cost of products and other	$13.8

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2019, 2018 and 2017.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. SUBSEQUENT EVENTS
2028 Senior Notes Offering
On January 24, 2020, PBF Holding issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 for net proceeds of $989.0 million after deducting the initial purchasers’ discount and estimated offering expenses. The proceeds from this notes issuance were used in part to pay the related redemption price and accrued and unpaid interest on the 2023 Senior Notes, to pay a portion of the cash consideration for the Martinez acquisition, and for general corporate purposes.
Martinez Acquisition
On February 1, 2020, the Company completed its acquisition of the Martinez refinery and related logistics assets (collectively, the “Martinez Acquisition”) from Equilon Enterprises LLC d/b/a Shell Oil Products US (the "Seller"). The Martinez refinery, located in Martinez, California, is a high-conversion, dual-coking facility that is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California.
In addition to refining assets, the Martinez Acquisition includes a number of onsite logistics assets, including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities.
The purchase price for the Martinez Acquisition was $960.0 million plus approximately $230.0 million for estimated hydrocarbon inventory, which is subject to final valuation. In addition, PBF Holding also has an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing. The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes offering and borrowings under our Revolving Credit Facility.
Redemption of 2023 Senior Notes
On February 14, 2020, the Company exercised its rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest.
Receivables Purchase Agreement

On February 18, 2020, in connection with the entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), the Company amended the Revolving Credit Facility and entered into a related intercreditor agreement to allow the Company to sell certain eligible receivables. Under the Receivables Facility, the Company will sell receivables to a third-party buyer subject to their approval and subject to certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
Dividend Declared
On February 13, 2020, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend is payable on March 17, 2020 to PBF Energy Class A common stockholders of record as of February 25, 2020.
PBFX Distributions
On February 13, 2020, the Board of Directors of PBF GP announced a distribution of $0.5200 per unit on outstanding common units of PBFX. The distribution is payable on March 17, 2020 to PBFX unitholders of record as of February 25, 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
QUARTERLY FINANCIAL DATA
(unaudited, in millions, except per share data)
The following table summarizes quarterly financial data for the years ended December 31, 2019 and 2018.

PBF Energy	2019 Quarter Ended
(in millions)	March 31	June 30	September 30	December 31
Revenues	$5,216.2	$6,560.0	$6,430.5	$6,301.5
Income from operations	364.6	9.5	151.9	123.0
Net income (loss)	241.4	(21.6)	86.3	69.1
Net income (loss) attributable to PBF Energy Inc. stockholders	229.2	(32.2)	69.4	53.0
Earnings (loss) per common share - assuming dilution	$1.89	$(0.27)	$0.57	$0.44

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$5,802.8	$7,444.1	$7,646.3	$6,292.9
Income (loss) from operations	95.7	422.3	286.3	(446.2)
Net income (loss)	41.8	287.7	192.5	(346.7)
Net income (loss) attributable to PBF Energy Inc. stockholders	30.4	272.1	179.6	(353.8)
Earnings (loss) per common share -assuming dilution	$0.27	$2.37	$1.50	$(2.97)

PBF LLC	2019 Quarter Ended
(in millions)	March 31	June 30	September 30	December 31
Revenues	$5,216.2	$6,560.0	$6,430.5	$6,301.5
Income from operations	364.9	9.9	152.3	123.6
Net income (loss)	327.4	(35.9)	108.1	80.4
Net income (loss) attributable to PBF Energy Company LLC	318.4	(47.0)	92.1	65.0

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$5,802.8	$7,444.1	$7,646.3	$6,292.9
Income (loss) from operations	95.9	422.8	286.6	(445.4)
Net income (loss)	51.7	385.7	244.9	(502.2)
Net income (loss) attributable to PBF Energy Company LLC	41.5	376.3	234.4	(514.4)
During the three months ended December 31, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $26.8 million reflecting the change in the LCM inventory reserve from $374.8 million at September 30, 2019 to $401.6 million at December 31, 2019. During the three months ended December 31, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $651.8 million reflecting the change in the LCM inventory reserve from no LCM inventory reserve at September 30, 2018 to $651.8 million at December 31, 2018.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 20, 2020

PBF ENERGY COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2020

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board	February 20, 2020
(Thomas J. Nimbley)	of Directors (Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 20, 2020
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 20, 2020
(John Barone)	(Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 20, 2020
(Spencer Abraham)

/s/ Wayne A. Budd	Director	February 20, 2020
(Wayne A. Budd)

/s/ Karen B. Davis	Director	February 20, 2020
(Karen B. Davis)

/s/ Gene Edwards	Director	February 20, 2020
(Gene Edwards)

/s/ William Hantke	Director	February 20, 2020
(William Hantke)

/s/ Edward F. Kosnik	Director	February 20, 2020
(Edward F. Kosnik)

/s/ Robert J. Lavinia	Director	February 20, 2020
(Robert J. Lavinia)

/s/ Kimberly S. Lubel	Director	February 20, 2020
(Kimberly S. Lubel)

/s/ George E. Ogden	Director	February 20, 2020
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer	February 20, 2020
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 20, 2020
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 20, 2020
(John Barone)	(Principal Accounting Officer)

Managing Member:
PBF Energy Inc.
/s/ Trecia Canty	Senior Vice President, General Counsel & Corporate	February 20, 2020
(Trecia Canty)	Secretary