Form 10-Q
period 2020-03-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2020-05-15
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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
PBF Energy Inc.    Yes ☐ No ☑
PBF Energy Company LLC Yes ☐ No ☑

As of May 12, 2020, PBF Energy Inc. had outstanding 119,986,604 shares of Class A common stock and 18 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of March 31, 2020. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”) on May 7, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Form 10-Q”) due to circumstances related to the recent novel coronavirus (“COVID-19”) pandemic in reliance on the “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) issued by the U.S. Securities and Exchange Commission (“SEC”).

Since early March 2020, the Company has been following the recommendations of state and local health authorities to minimize the exposure risk for its employees, including suggested and mandated travel restrictions, office closures, stay-at-home orders and limitations on the availability of workforces. These restrictions have in turn caused a delay in the completion of the Form 10-Q process. In addition, the Company’s management has had to devote significant time and attention to assessing the potential impact of the COVID-19 pandemic and related events on its operations and financial position and developing operational and financial plans to address those matters, which has diverted management resources from completing the tasks necessary to file this Form 10-Q by the applicable filing due date.

This combined Quarterly Report on Form 10-Q is filed by PBF Energy and PBF LLC. Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of March 31, 2020. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2020, PBF LLC also holds a 48.2% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (“MLP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2019 of PBF Energy and PBF LLC, which we refer to as our 2019 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the effect of the COVID-19 pandemic and related governmental and consumer responses on our business, financial condition and results of operations;
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
•termination of our Inventory Intermediation Agreements (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products (the “J. Aron Products”) located at the Company’s storage tanks at the Delaware City and Paulsboro refineries (the “East Coast Refineries”) and at PBFX’s assets acquired from

Crown Point International, LLC in October 2018 (together with the Company’s storage tanks at the East Coast Refineries, the “J. Aron Storage Tanks”) upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•payments by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under PBF Energy’s tax receivable agreement entered with the PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”) for certain tax benefits we may claim;
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
•the possibility that we might not make further dividend payments;
•the inability of our subsidiaries to freely pay dividends or make distributions to us;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•the impact of the recently enacted federal income tax legislation on our business;
•the threat of cyber-attacks;
•our increased dependence on technology;
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
•unforeseen liabilities associated with the Martinez Acquisition (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any other acquisitions;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $116.0 and $35.0, respectively)	$722.1	$814.9
Accounts receivable	439.1	835.0
Inventories	986.5	2,122.2
Assets held for sale	58.4	—
Prepaid and other current assets	103.6	51.6
Total current assets	2,309.7	3,823.7

Property, plant and equipment, net (PBFX: $850.0 and $854.6, respectively)	4,995.3	4,023.2
Deferred tax assets	324.4	—
Operating lease right of use assets	330.5	306.4
Financing lease right of use assets	84.9	24.2
Deferred charges and other assets, net	1,089.3	954.9
Total assets	$9,134.1	$9,132.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$437.1	$601.4
Accrued expenses	1,492.6	1,815.6
Deferred revenue	36.7	20.1
Current operating lease liabilities	79.5	72.1
Total current liabilities	2,045.9	2,509.2

Long-term debt (PBFX: $902.5 and $802.1, respectively)	3,546.1	2,064.9
Payable to related parties pursuant to Tax Receivable Agreement	385.1	373.5
Deferred tax liabilities	44.8	96.9
Long-term operating lease liabilities	249.4	233.1
Long-term financing lease liabilities	73.2	18.4
Other long-term liabilities	310.1	250.9
Total liabilities	6,654.6	5,546.9

Commitments and contingencies (Note 9)

Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 119,986,604 shares outstanding at March 31, 2020, 119,804,971 shares outstanding at December 31, 2019	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 18 shares outstanding at March 31, 2020, 20 shares outstanding at December 31, 2019	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2020 and December 31, 2019	—	—
Treasury stock, at cost, 6,455,792 shares outstanding at March 31, 2020 and 6,424,787 shares outstanding at December 31, 2019	(165.7)	(165.7)
Additional paid in capital	2,825.6	2,812.3
Retained earnings (Accumulated deficit)	(700.6)	401.2
Accumulated other comprehensive loss	(11.1)	(8.3)
Total PBF Energy Inc. equity	1,948.3	3,039.6
Noncontrolling interest	531.2	545.9
Total equity	2,479.5	3,585.5
Total liabilities and equity	$9,134.1	$9,132.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$5,277.5	$5,216.2

Cost and expenses:
Cost of products and other	5,963.3	4,209.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	531.7	479.0
Depreciation and amortization expense	116.7	103.0
Cost of sales	6,611.7	4,791.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	82.5	57.6
Depreciation and amortization expense	2.9	2.8
Change in fair value of contingent consideration	(52.8)	—
Total cost and expenses	6,644.3	4,851.6

Income (loss) from operations	(1,366.8)	364.6

Other income (expense):
Interest expense, net	(49.2)	(39.5)
Change in Tax Receivable Agreement liability	(11.6)	—
Change in fair value of catalyst obligations	11.7	(3.1)
Debt extinguishment costs	(22.2)	—
Other non-service components of net periodic benefit cost	1.0	(0.1)
Income (loss) before income taxes	(1,437.1)	321.9
Income tax (benefit) expense	(374.6)	80.5
Net income (loss)	(1,062.5)	241.4
Less: net income attributable to noncontrolling interests	3.4	12.2
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,065.9)	$229.2

Weighted-average shares of Class A common stock outstanding
Basic	119,380,210	119,880,915
Diluted	119,380,210	122,175,744
Net income (loss) available to Class A common stock per share:
Basic	$(8.93)	$1.91
Diluted	$(8.93)	$1.89

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,062.5)	$241.4
Other comprehensive income (loss):
Unrealized gain on available for sale securities	0.6	—
Net (loss) gain on pension and other post-retirement benefits	(3.4)	0.2
Total other comprehensive income (loss)	(2.8)	0.2
Comprehensive income (loss)	(1,065.3)	241.6
Less: comprehensive income attributable to noncontrolling interests	3.4	12.1
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(1,068.7)	$229.5

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5
Comprehensive Income (loss)	—	—	—	—	—	(1,065.9)	(2.8)	—	—	3.4	(1,065.3)
Exercise of warrants and options	7,500	—		—	0.2	—	—	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(17.1)	(17.1)
Stock-based compensation	1,861	—	—	—	6.8	—	—	—	—	1.3	8.1
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	203,277	—	(2)	—	1.9	—	—	—	—	(1.9)	—
Treasury stock purchases	(31,005)	—	—	—	—	—	—	31,005	—	—	—
Other	—	—	—	—	5.3	—	—	—	—	—	5.3
Balance, March 31, 2020	119,986,604	$0.1	18	$—	$2,825.6	$(700.6)	$(11.1)	6,455,792	$(165.7)	$531.2	$2,479.5

Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive Income	—	—	—	—	—	229.3	0.2	—	—	12.1	241.6
Exercise of warrants and options	5,025	—		—	0.1	—	—	—	—	—	0.1
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(1.0)	—	—	—	—	—	(1.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based compensation	(1,410)	—	—	—	6.2	—	—	—	—	1.0	7.2
Dividends ($0.30 per common share)	—	—	—	—	—	(36.0)	—	—	—	—	(36.0)
Issuance of additional PBFX common units	—	—	—	—	82.4	—	—	—	—	(82.4)	—
Treasury stock purchases	(29,671)	—	—	—	1.0	—	—	29,671	(1.0)	—	—
Balance, March 31, 2019	119,848,135	$0.1	20	$—	$2,722.5	$419.1	$(22.2)	6,303,932	$(161.8)	$489.1	$3,446.8

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,062.5)	$241.4
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	123.0	108.6
Stock-based compensation	9.6	8.0
Change in fair value of catalyst obligations	(11.7)	3.1
Deferred income taxes	(374.8)	78.5
Change in Tax Receivable Agreement liability	11.6	—
Non-cash change in inventory repurchase obligations	(67.9)	14.2
Non-cash lower of cost or market inventory adjustment	1,285.6	(506.0)
Change in fair value of contingent consideration	(52.8)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	13.1	11.2

Changes in operating assets and liabilities:
Accounts receivable	396.0	(151.2)
Inventories	74.3	(194.7)
Prepaid and other current assets	(46.6)	(69.5)
Accounts payable	(199.9)	46.1
Accrued expenses	(361.4)	224.5
Deferred revenue	16.5	46.4
Other assets and liabilities	(10.1)	(10.5)
Net cash used in operating activities	$(235.8)	$(149.9)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(65.3)	(105.4)
Expenditures for deferred turnaround costs	(69.1)	(133.0)
Expenditures for other assets	(4.6)	(22.2)
Acquisition of Martinez Refinery	(1,176.2)	—
Net cash used in investing activities	$(1,315.2)	$(260.6)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members other than PBF Energy	$(0.4)	$(0.4)
Distributions to PBFX public unitholders	(16.7)	(12.8)
Dividend payments	(35.9)	(35.9)
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Proceeds from revolver borrowings	1,150.0	575.0
Repayments of revolver borrowings	(250.0)	(325.0)
Proceeds from PBFX revolver borrowings	100.0	16.0
Repayments of PBFX revolver borrowings	—	(12.0)
Repayments of PBF Rail Term Loan	(1.8)	(1.7)
Proceeds from insurance premium financing	45.3	30.2
Payments on finance leases	(2.6)	—
Taxes paid for net settlement of stock-based compensation	(0.9)	(1.0)
Proceeds from stock options exercised	0.2	0.1
Purchase of treasury stock	—	(1.0)
Deferred financing costs and other	(11.5)	—
Net cash provided by financing activities	$1,458.2	$231.5

Net decrease in cash and cash equivalents	(92.8)	(179.0)
Cash and cash equivalents, beginning of period	814.9	597.3
Cash and cash equivalents, end of period	$722.1	$418.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$125.7	$119.3
Assets acquired under operating leases	47.6	267.0
Assets acquired under finance leases	63.5	—
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Cash paid during the period for:
Interest (net of capitalized interest of $3.4 million and $4.3 million in 2020 and 2019, respectively)	$16.5	$5.9
Income taxes	0.1	—

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $116.0 and $35.0, respectively)	$721.8	$813.7
Accounts receivable	439.1	834.0
Inventories	986.5	2,122.2
Assets held for sale	58.4	—
Prepaid and other current assets	103.6	51.6
Total current assets	2,309.4	3,821.5

Property, plant and equipment, net (PBFX: $850.0 and $854.6, respectively)	4,995.3	4,023.2
Operating lease right of use assets	330.5	306.4
Financing lease right of use assets	84.9	24.2
Deferred charges and other assets, net	1,088.3	953.8
Total assets	$8,808.4	$9,129.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$436.7	$601.4
Accrued expenses	1,527.0	1,846.2
Deferred revenue	36.7	20.1
Current operating lease liabilities	79.5	72.1
Total current liabilities	2,079.9	2,539.8

Long-term debt (PBFX: $902.5 and $802.1, respectively)	3,546.1	2,064.9
Affiliate note payable	377.5	376.4
Deferred tax liabilities	45.6	31.4
Long-term operating lease liabilities	249.4	233.1
Long-term financing lease liabilities	73.2	18.4
Other long-term liabilities	310.1	250.9
Total liabilities	6,681.8	5,514.9

Commitments and contingencies (Note 9)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 1,019,916 and 1,215,317 issued and outstanding at March 31, 2020 and December 31, 2019, no par or stated value	18.0	20.0
Series C Units, 120,007,835 and 119,826,202 issued and outstanding at March 31, 2020 and December 31, 2019, no par or stated value	2,197.3	2,189.4
Treasury stock, at cost	(165.7)	(165.7)
Retained earnings (Accumulated deficit)	(354.1)	1,142.4
Accumulated other comprehensive loss	(8.9)	(9.7)
Total PBF Energy Company LLC equity	1,686.6	3,176.4
Noncontrolling interest	434.9	432.7
Total equity	2,121.5	3,609.1
Total liabilities, Series B units and equity	$8,808.4	$9,129.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Revenues	$5,277.5	$5,216.2

Cost and expenses:
Cost of products and other	5,963.3	4,209.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	531.7	479.0
Depreciation and amortization expense	116.7	103.0
Cost of sales	6,611.7	4,791.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	82.5	57.3
Depreciation and amortization expense	2.9	2.8
Change in fair value of contingent consideration	(52.8)	—
Total cost and expenses	6,644.3	4,851.3

Income (loss) from operations	(1,366.8)	364.9

Other income (expense):
Interest expense, net	(51.7)	(41.5)
Change in fair value of catalyst obligations	11.7	(3.1)
Debt extinguishment costs	(22.2)	—
Other non-service components of net periodic benefit cost	1.0	(0.1)
Income (loss) before income taxes	(1,428.0)	320.2
Income tax expense (benefit)	14.2	(7.2)
Net income (loss)	(1,442.2)	327.4
Less: net income attributable to noncontrolling interests	18.0	9.0
Net income (loss) attributable to PBF Energy Company LLC	$(1,460.2)	$318.4

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,442.2)	$327.4
Other comprehensive income:
Unrealized gain on available for sale securities	0.6	—
Net gain on pension and other post-retirement benefits	0.2	0.2
Total other comprehensive income	0.8	0.2
Comprehensive income (loss)	(1,441.4)	327.6
Less: comprehensive income attributable to noncontrolling interests	18.0	9.0
Comprehensive income (loss) attributable to PBF Energy Company LLC	$(1,459.4)	$318.6

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1
Comprehensive Income (loss)	—	—	—	—	0.8	(1,460.2)	18.0	—	(1,441.4)
Exercise of Series A warrants and options, net	7,876	(0.1)	7,500	(0.8)	—	—	—	—	(0.9)
Exchange of Series A units for PBF Energy Class A common stock	(203,277)	(1.9)	203,277	1.9	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(17.1)	—	(53.4)
Stock-based compensation	—	—	1,861	6.8	—	—	1.3	—	8.1
Treasury stock purchases	—	—	(31,005)	—	—	—	—	—	—
Balance, March 31, 2020	1,019,916	$18.0	120,007,835	$2,197.3	$(8.9)	$(354.1)	$434.9	$(165.7)	$2,121.5

Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive Income	—	—	—	—	0.2	318.4	9.0	—	327.6
Exercise of Series A warrants and options, net	—	—	5,025	(0.9)	—	—	—	—	(0.9)
Distribution to members	—	—	—	—	—	(36.4)	(13.2)	—	(49.6)
Issuance of additional PBFX common units	—	—	—	82.4	—	—	(82.4)	—	—
Stock-based compensation	—	—	(1,410)	6.2	—	—	1.0	—	7.2
Treasury stock purchases	—	—	(29,671)	1.0	—	—	—	(1.0)	—
Balance, March 31, 2019	1,206,325	$20.2	119,869,366	$2,098.5	$(23.7)	$1,196.3	$374.2	$(161.8)	$3,503.7

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,442.2)	$327.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	123.0	108.6
Stock-based compensation	9.6	8.0
Change in fair value of catalyst obligations	(11.7)	3.1
Deferred income taxes	14.2	(7.2)
Non-cash change in inventory repurchase obligations	(67.9)	14.2
Non-cash lower of cost or market inventory adjustment	1,285.6	(506.0)
Change in fair value of contingent consideration	(52.8)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	13.1	11.2

Changes in operating assets and liabilities:
Accounts receivable	394.9	(151.2)
Inventories	74.3	(194.7)
Prepaid and other current assets	(46.6)	(70.0)
Accounts payable	(200.2)	46.1
Accrued expenses	(357.7)	225.2
Deferred revenue	16.5	46.4
Other assets and liabilities	(10.1)	(10.5)
Net cash used in operating activities	$(235.8)	$(149.4)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(65.3)	(105.4)
Expenditures for deferred turnaround costs	(69.1)	(133.0)
Expenditures for other assets	(4.6)	(22.2)
Acquisition of Martinez Refinery	(1,176.2)	—
Net cash used in investing activities	$(1,315.2)	$(260.6)
See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$(36.3)	$(36.3)
Distributions to PBFX public unitholders	(16.7)	(12.8)
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Proceeds from revolver borrowings	1,150.0	575.0
Repayments of revolver borrowings	(250.0)	(325.0)
Proceeds from PBFX revolver borrowings	100.0	16.0
Repayments of PBFX revolver borrowings	—	(12.0)
Repayments of PBF Rail Term Loan	(1.8)	(1.7)
Proceeds from insurance premium financing	45.3	30.2
Payments on finance leases	(2.6)	—
Affiliate note payable with PBF Energy Inc.	1.1	(0.1)
Taxes paid for net settlement of stock-based compensation	—	(1.0)
Repurchase of treasury stock	—	(1.0)
Deferred financing costs and other	(12.4)	—
Net cash provided by financing activities	1,459.1	231.3

Net decrease in cash and cash equivalents	(91.9)	(178.7)
Cash and cash equivalents, beginning of period	813.7	596.0
Cash and cash equivalents, end of period	$721.8	$417.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$125.7	$119.3
Assets acquired under operating leases	47.6	267.0
Assets acquired under finance leases	63.5	—
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Cash paid during the period for:
Interest (net of capitalized interest of $3.4 million and $4.3 million in 2020 and 2019, respectively)	$16.5	$5.9

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation on November 7, 2011 and is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Condensed Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 11 - Equity”).
PBF Energy holds a 99.2% economic interest in PBF LLC as of March 31, 2020 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of March 31, 2020, PBF Energy held 120,007,835 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 1,019,916 PBF LLC Series A Units.
PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Discussions or areas of the Notes to Condensed Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted in such footnotes.
As of March 31, 2020, PBF LLC also held a 48.2% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 11 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of March 31, 2020, Financing lease right-of-use assets and liabilities, previously included in Deferred charges and other assets, net and Other long term liabilities, respectively, in the Condensed Consolidated Balance Sheets, are disclosed as separate line items in the Condensed Consolidated Financial Statements. Certain of these amounts previously reported in the Company's Condensed Consolidated Financial Statements and those respective footnotes for prior periods have been reclassified to conform to the 2020 presentation.
Interim Impairment Assessment
The global crisis resulting from the spread of the recent novel coronavirus (“COVID-19”) has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the significant decrease in PBF Energy’s stock price as of the end of the quarter and noticeable reduction in demand for the Company’s products, the Company determined an impairment triggering event had occurred. As such, the Company performed an interim impairment assessment on certain long-lived assets as of March 31, 2020. As a result of the interim impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses” (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU does not currently impact the Company’s Condensed Consolidated Financial Statements. Refer to “Note 4 - Current Expected Credit Losses” for further disclosure related to our adoption of this pronouncement.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of March 31, 2020, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of March 31, 2020, PBF LLC held a 48.2% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 51.8% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. On February 28, 2019, PBFX closed on the transaction contemplated by the Equity Restructuring Agreement with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS
Martinez Acquisition
On February 1, 2020, the Company acquired from Equilon Enterprises LLC d/b/a Shell Oil Products US (the "Seller"), the Martinez refinery and related logistics assets (collectively, the "Martinez Acquisition"), pursuant to a sale and purchase agreement dated June 11, 2019 (the “Sale and Purchase Agreement”). The Martinez refinery, located in Martinez, California, is a high-conversion, dual-coking facility that is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California.
In addition to refining assets, the Martinez Acquisition includes a number of onsite logistics assets, including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities.
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes (as defined in “Note 7 - Debt”), and borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”).
The Company accounted for the Martinez Acquisition as a business combination under GAAP whereby it recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The purchase price and fair value allocation may be subject to adjustment pending completion of the final purchase valuation, which was in process as of March 31, 2020.
The total purchase consideration and the fair values of the assets and liabilities at the acquisition date, which may be subject to adjustments as noted above, were as follows:

(in millions)	Purchase Price
Gross purchase price	$960.0
Working capital, including post close adjustments	216.1
Contingent consideration (a)	77.3
Total consideration	$1,253.4

(a) The Martinez Acquisition includes an obligation for the Company to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the Martinez Contingent Consideration based on its estimated fair value of $77.3 million at the acquisition date, which was recorded within “Other long-term liabilities” within the Condensed Consolidated Balance Sheets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value Allocation
Inventories	$224.1
Prepaid and other current assets	5.4
Property, plant and equipment	987.9
Operating lease right of use assets	7.8
Financing lease right of use assets	63.5
Deferred charges and other assets, net	63.7
Accrued expenses	(1.4)
Current operating lease liabilities	(1.9)
Current financing lease liabilities (a)	(6.0)
Long-term operating lease liabilities	(5.9)
Long-term financing lease liabilities	(57.5)
Other long-term liabilities - Environmental obligation	(26.3)
Fair value of net assets acquired	$1,253.4
(a) Current financing lease liabilities are recorded in Accrued expenses within the Condensed Consolidated Balance Sheet.

The Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2020 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2019 does not include the results of operations of such assets. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
(Unaudited, in millions)
PBF Energy
Pro-forma revenues	$5,641.3	$6,258.8
Pro-forma net income (loss) attributable to PBF Energy Inc. stockholders	(1,096.9)	210.9

PBF LLC
Pro-forma revenues	$5,641.3	$6,258.8
Pro-forma net income (loss) attributable to PBF LLC	(1,491.5)	299.9
Acquisition Expenses
The Company incurred acquisition-related costs of $11.6 million for the three months ended March 31, 2020 consisting primarily of consulting and legal expenses related to the Martinez Acquisition. The Company incurred acquisition-related costs of $0.1 million for the three months ended March 31, 2019 consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. CURRENT EXPECTED CREDIT LOSSES

Credit Losses
The Company has exposure to credit losses primarily through its sales of refined products. The Company evaluates creditworthiness on an individual customer basis. The Company utilizes a financial review model for purposes of evaluating creditworthiness which is based on information from financial statements and credit reports. The financial review model enables the Company to assess the customer’s risk profile and determine credit limits on the basis of their financial strength, including but not limited to, their liquidity, leverage, debt serviceability, longevity and how they pay their bills. The Company may require security in the form of letters of credit or cash payments in advance of product delivery for certain customers that are deemed higher risk.
The Company’s payment terms on its trade receivables are relatively short, generally 30 days or less for a substantial majority of its refined products. As a result, the Company’s collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. Notwithstanding, the Company reviews each customer’s credit risk profile at least annually or more frequently if warranted. Following the widespread market disruption that has resulted from the COVID-19 pandemic and related governmental responses, the Company has been performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. As a result, the Company has adjusted payment terms or limited available trade credit for certain customers, as well as for customers within industries that are deemed to be at higher risk.
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2020 and December 31, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

March 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,158.7	$—	$1,158.7
Refined products and blendstocks	1,109.6	270.8	1,380.4
Warehouse stock and other	134.6	—	134.6
	$2,402.9	$270.8	$2,673.7
Lower of cost or market adjustment	(1,521.5)	(165.7)	(1,687.2)
Total inventories	$881.4	$105.1	$986.5

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”) includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (the “East Coast Refineries”), and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the East Coast Refineries and at PBFX’s assets acquired from Crown Point International, LLC in October 2018 (together with the Company’s storage tanks at the East Coast Refineries, the “J. Aron Storage Tanks”).
During the three months ended March 31, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased loss from operations by $1,285.6 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $401.6 million at December 31, 2019 to $1,687.2 million at March 31, 2020.
During the three months ended March 31, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $506.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $145.8 million at March 31, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	March 31, 2020	December 31, 2019
Inventory-related accruals	$606.8	$1,103.2
Inventory intermediation agreements	209.5	278.1
Excise and sales tax payable	142.4	98.6
Renewable energy credit and emissions obligations	118.4	17.7
Accrued transportation costs	88.5	88.7
Accrued capital expenditures	85.1	32.2
Accrued interest	41.1	12.1
Customer deposits	36.4	1.8
Accrued utilities	28.2	40.1
Accrued salaries and benefits	21.7	81.1
Accrued refinery maintenance and support costs	13.5	16.9
Environmental liabilities	13.2	12.8
Current finance lease liabilities	12.7	6.5
Contingent consideration	10.5	10.0
Other	64.6	15.8
Total accrued expenses	$1,492.6	$1,815.6

PBF LLC (in millions)	March 31, 2020	December 31, 2019
Inventory-related accruals	$606.8	$1,103.2
Inventory intermediation agreements	209.5	278.1
Excise and sales tax payable	142.4	98.6
Renewable energy credit and emissions obligations	118.4	17.7
Accrued transportation costs	88.5	88.7
Accrued capital expenditures	85.1	32.2
Accrued interest	71.0	39.5
Customer deposits	36.4	1.8
Accrued utilities	28.2	40.1
Accrued salaries and benefits	21.7	81.1
Accrued refinery maintenance and support costs	13.5	16.9
Environmental liabilities	13.2	12.8
Current finance lease liabilities	12.7	6.5
Contingent consideration	10.5	10.0
Other	69.1	19.0
Total accrued expenses	$1,527.0	$1,846.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of March 31, 2020 and December 31, 2019, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32, to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

7. DEBT
Senior Notes
On January 24, 2020, PBF Holding entered into an indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, under which the Issuers issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”). The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations.
In connection with the issuance of the 2028 Senior Notes, the Issuers and the Guarantors entered into a registration rights agreement whereby the Company has agreed to file with the SEC and use reasonable efforts to cause to become effective within 365 days of the closing date, a registration statement relating to an offer to exchange the 2028 Senior Notes for an issue of registered notes with terms substantially identical to the 2028 Senior Notes. The Issuers will be obligated to pay additional interest if they fail to comply with their obligations to register the 2028 Senior Notes within the specified time period. The Company fully intends to file a registration statement for the exchange of the 2028 Senior Notes within the 365 day period following the closing of the 2028 Senior Notes. In addition, there are no restrictions or hindrances that the Company is aware of that would prohibit the Issuers from filing such registration statement and maintaining its effectiveness as stipulated in the registration rights agreement. As such, the Company asserts that it is not probable that it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including PBF Holding’s Revolving Credit Facility and the Issuers’ 7.25% senior notes due 2025 (the “2025 Senior Notes”). The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
At any time prior to February 15, 2023, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 106.000% of the principal amount of the 2028 Senior Notes, plus any accrued and unpaid interest through the date of redemption. On or after February 15, 2023, the Issuers may redeem all or part of the 2028 Senior Notes, in each case at the redemption prices described in the Indenture, together with any accrued and unpaid interest through the date of redemption. In addition, prior to February 15, 2023, the Issuers may redeem all or part of the 2028 Senior Notes at a “make-whole” redemption price described in the Indenture, together with any accrued and unpaid interest through the date of redemption.
As disclosed in “Note 20 - Subsequent Events”, on May 13, 2020, PBF Holding issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”). The Company intends to use the net proceeds for general corporate purposes.
PBF Holding Revolving Credit Facility
The Revolving Credit Facility has a maximum commitment of $3.4 billion, a maturity date of May 2023, and a Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) to make funds available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. In addition, an accordion feature allows for commitments of up to $3.5 billion.
During the three months ended March 31, 2020, the Company used advances under the Revolving Credit Facility to fund a portion of the Martinez Acquisition and other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of March 31, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
On February 18, 2020, in connection with its entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), the Company amended the Revolving Credit Agreement and entered into a related intercreditor agreement to allow it to sell certain Eligible Receivables (as defined in the Revolving Credit Agreement) derived from the sale of refined product over truck racks. Under the Receivables Facility, the Company sells such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
As disclosed in “Note 20 - Subsequent Events”, on May 7, 2020, the Company further amended the Revolving Credit Facility, to increase PBF Holding’s ability to incur certain secured debt from an amount equal to 10% of its total assets to 20% of its total assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. AFFILIATE NOTE PAYABLE - PBF LLC
As of March 31, 2020 and December 31, 2019, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $377.5 million and $376.4 million, respectively. During 2019, the note payable was amended to extend the maturity date from April 2020 to April 2030. The note has an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $119.8 million as of March 31, 2020 ($121.3 million as of December 31, 2019), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $164.3 million and $134.6 million at March 31, 2020 and December 31, 2019, respectively, of which $151.1 million and $121.8 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earning thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. The Martinez Contingent Consideration was $24.3 million as of March 31, 2020, representing the present value of expected future payments discounted at a blended rate of 24.6%. At March 31, 2020, the estimated undiscounted liability totaled $43.5 million, based on the Company’s anticipated future earn-out payments.
In connection with the PBFX acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between PBFX and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”). Pursuant to the purchase and sale agreement, PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $27.0 million and $26.1 million as of March 31, 2020 and December 31, 2019, respectively, representing the present value of expected future payments discounted at a blended rate of 8.79%. At March 31, 2020, the estimated undiscounted liability totaled $31.0 million based on PBFX’s anticipated total annual earn-out payments. The acquired idled assets that are subject to the PBFX Contingent Consideration recommenced operations in October 2019.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of March 31, 2020 (99.0% as of December 31, 2019). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of March 31, 2020, PBF Energy has recognized a liability for the Tax Receivable Agreement of $385.1 million ($373.5 million as of December 31, 2019) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

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
For substantially all classes of underlying assets, the Company has elected the practical expedient not to separate lease and non-lease components, which allows it to combine the components if certain criteria are met. For certain leases of refinery support facilities, which have commenced subsequent to the year ended December 31, 2019, the Company accounts for the non-lease service component separately. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset has operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of March 31, 2020 and December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$330.5	$306.4
Finance lease assets	Financing lease right of use assets	84.9	24.2
Total lease right of use assets		$415.4	$330.6

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$79.5	$72.1
Finance lease liabilities	Accrued expenses	12.7	6.5
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	249.4	233.1
Finance lease liabilities	Long-term financing lease liabilities	73.2	18.4
Total lease liabilities		$414.8	$330.1

Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended March 31,
Lease Costs (in millions)	2020	2019
Components of total lease cost:
Finance lease cost
Amortization of right of use assets	$2.9	$—
Interest on lease liabilities	0.9	—
Operating lease cost	28.2	26.2
Short-term lease cost	22.0	23.3
Variable lease cost	3.9	1.4
Total lease cost	$57.9	$50.9

There were no net gains or losses on any sale-leaseback transactions for the three months ended March 31, 2020 and March 31, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28.6	$20.9
Operating cash flows for finance leases	0.9	—
Financing cash flows for finance leases	2.6	—
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	111.1	17.0

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of March 31, 2020:

Weighted average remaining lease term - operating leases	12.1 years
Weighted average remaining lease term - finance leases	7.8 years

Weighted average discount rate - operating leases	7.2%
Weighted average discount rate - finance leases	5.3%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2020:

Amounts due within twelve months of March 31, (in millions)	Finance Leases	Operating Leases
2020	$16.8	$100.1
2021	15.4	65.4
2022	11.0	51.1
2023	11.0	31.7
2024	11.0	33.1
Thereafter	40.0	232.0
Total minimum lease payments	105.2	513.4
Less: effect of discounting	19.3	184.5
Present value of future minimum lease payments	85.9	328.9
Less: current obligations under leases	12.7	79.5
Long-term lease obligations	$73.2	$249.4
As of March 31, 2020, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future payments estimated to total approximately $212.6 million, expected to commence in the second quarter of 2020. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% and 99.0% as of March 31, 2020 and December 31, 2019, respectively.
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
The noncontrolling interest ownership percentages in PBF LLC as of March 31, 2020 and December 31, 2019 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2019	1,215,317	119,804,971	121,020,288
	1.0%	99.0%	100.0%
March 31, 2020	1,019,916	119,986,604	121,006,520
	0.8%	99.2%	100.0%
——————————
* Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 48.2% limited partner interest in PBFX with the remaining 51.8% limited partner interest owned by the public common unitholders as of March 31, 2020. PBF LLC is also the sole member of PBF GP, the general partner of PBFX. As noted in “Note 2 - PBF Logistics LP”, pursuant to the IDR Restructuring, the IDRs held by PBF LLC were canceled and converted into newly issued common units.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBFX as of December 31, 2019 and March 31, 2020 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2019	32,176,404	29,953,631	62,130,035
	51.8%	48.2%	100.0%
March 31, 2020	32,197,760	29,953,631	62,151,391
	51.8%	48.2%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In both of the three months ended March 31, 2020 and 2019 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.1 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2020 and 2019, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(1,068.7)	(14.6)	—	18.0	(1,065.3)
Dividends and distributions	(35.9)	(0.4)	—	(17.1)	(53.4)
Stock-based compensation	6.8	—	—	1.3	8.1
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Taxes paid for net settlements of equity-based compensation	(0.9)	—	—	—	(0.9)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	1.9	(1.9)	—	—	—
Other	5.3	—	—	—	5.3
Balance at March 31, 2020	$1,948.3	$96.3	$10.9	$424.0	$2,479.5

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	229.5	3.1	—	9.0	241.6
Dividends and distributions	(36.0)	(0.4)	—	(13.2)	(49.6)
Issuance of additional PBFX common units	82.4	—	—	(82.4)	—
Stock-based compensation	6.2	—	—	1.0	7.2
Exercise of PBF LLC and PBF Energy options and warrants, net	0.1	—	—	—	0.1
Taxes paid for net settlements of equity-based compensation	(1.0)	—	—	—	(1.0)
Balance at March 31, 2019	$2,957.7	$114.9	$10.9	$363.3	$3,446.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the three months ended March 31, 2020 and 2019, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(1,459.4)	—	18.0	(1,441.4)
Dividends and distributions	(36.3)	—	(17.1)	(53.4)
Exercise of PBF LLC options and warrants, net	(0.9)	—	—	(0.9)
Stock-based compensation	6.8	—	1.3	8.1
Balance at March 31, 2020	$1,686.6	$10.9	$424.0	$2,121.5

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	318.6	—	9.0	327.6
Dividends and distributions	(36.4)	—	(13.2)	(49.6)
Exercise of PBF LLC and PBF Energy options and warrants, net	(0.9)	—	—	(0.9)
Issuance of additional PBFX common units	82.4	—	(82.4)	—
Stock-based compensation	6.2	—	1.0	7.2
Balance at March 31, 2019	$3,129.5	$10.9	$363.3	$3,503.7

12. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2020, PBF LLC made an aggregate non-tax quarterly distribution of $36.2 million, or $0.30 per unit to its members, of which $35.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay a quarterly cash dividend of $0.30 per share of Class A common stock on March 17, 2020.

With respect to distributions paid during the three months ended March 31, 2020, PBFX paid a distribution on outstanding common units of $0.520 per unit on March 17, 2020, of which $15.6 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. EMPLOYEE BENEFIT PLANS
The Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The amendment to the plan was effective as of February 1, 2020. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended March 31,
Pension Benefits	2020	2019
Components of net periodic benefit cost:
Service cost	$13.8	$10.9
Interest cost	1.8	2.1
Expected return on plan assets	(3.1)	(2.4)
Amortization of prior service cost and actuarial loss	0.1	0.1
Net periodic benefit cost	$12.6	$10.7

(in millions)	Three Months Ended March 31,
Post-Retirement Medical Plan	2020	2019
Components of net periodic benefit cost:
Service cost	$0.3	$0.2
Interest cost	0.1	0.2
Amortization of prior service cost and actuarial loss	0.1	0.1
Net periodic benefit cost	$0.5	$0.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
As described in “Note 18 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended March 31,
(in millions)	2020	2019
Refining Segment:
Gasoline and distillates	$4,570.4	$4,433.0
Feedstocks and other	311.3	200.7
Asphalt and blackoils	207.0	353.0
Chemicals	112.8	151.7
Lubricants	58.5	70.3
Total	5,260.0	5,208.7
Logistics Segment:
Logistics	93.0	78.8
Total revenues prior to eliminations	5,353.0	5,287.5
Elimination of intercompany revenues	(75.5)	(71.3)
Total Revenues	$5,277.5	$5,216.2

The majority of the Company’s revenues are generated from the sale of refined petroleum products reported in the Refining segment. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Refining segment also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606, Revenues from Contracts with Customers.
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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $36.7 million and $20.1 million as of March 31, 2020 and December 31, 2019, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.

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

15. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.2% and 99.0% as of March 31, 2020 and December 31, 2019, respectively). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes.
The reported income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2020	2019
Current income tax expense	$0.2	$2.0
Deferred income tax (benefit) expense	(374.8)	78.5
Total income tax (benefit) expense	$(374.6)	$80.5

The income tax provision is based on earnings (losses) before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended March 31,
	2020	2019
Provision at Federal statutory rate	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.3%	5.0%
Nondeductible/nontaxable items	—%	0.2%
Rate differential from foreign jurisdictions	(0.1)%	(0.3)%
Other	(0.2)%	0.1%
Effective tax rate	26.0%	26.0%
PBF Energy’s effective income tax rate for the three months ended March 31, 2020, including the impact of income attributable to noncontrolling interests of $3.4 million, was 26.1%. PBF Energy’s effective income tax rate for the three months ended March 31, 2019, including the impact of income attributable to noncontrolling interests of $12.2 million, was 25.0%.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company’s first-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on its Consolidated Financial Statements.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2020	2019
Current income tax expense	$—	$—
Deferred income tax expense (benefit)	14.2	(7.2)
Total income tax expense (benefit)	$14.2	$(7.2)

The Company has determined there are no material uncertain tax positions as of March 31, 2020. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2020 and December 31, 2019.
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

	As of March 31, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$101.3	$—	$—	$101.3	N/A	$101.3
Commodity contracts	—	9.9	—	9.9	(7.5)	2.4
Derivatives included with inventory intermediation agreement obligations	—	66.6	—	66.6	—	66.6
Liabilities:
Commodity contracts	1.1	6.4	—	7.5	(7.5)	—
Catalyst obligations	—	35.9	—	35.9	—	35.9
Contingent consideration obligation	—	—	51.3	51.3	—	51.3

	As of December 31, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$111.8	$—	$—	$111.8	N/A	$111.8
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methods used to measure financial instruments at fair value are as follows:
•Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.
•The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.
•The derivatives included with inventory intermediation agreement obligations and the catalyst obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.
•The contingent consideration obligation at March 31, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. The change in fair value of the obligation during the three months ended March 31, 2020 was impacted primarily by the change in estimated future earnings related to the Martinez refinery during the earn-out period.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2020 and December 31, 2019, $11.0 million and $10.3 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

(in millions)	Three Months Ended March 31, 2020
Balance at beginning of period	$26.1
Additions	77.3
Accretion on discounted liabilities	0.7
Unrealized gain included in earnings	(52.8)
Balance at end of period	$51.3

There were no transfers between levels during the three months ended March 31, 2020 or 2019, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$1,000.0	$670.9	$—	$—
2025 Senior Notes (a)	725.0	480.6	725.0	776.5
2023 Senior Notes (b)	—	—	500.0	519.7
PBFX 2023 Senior Notes (a)	527.1	302.4	527.2	543.0
PBF Rail Term Loan (c)	12.8	12.8	14.5	14.5
PBFX Revolving Credit Facility (c)	383.0	383.0	283.0	283.0
Revolving Credit Facility (c)	900.0	900.0	—	—
Catalyst financing arrangements (d)	35.9	35.9	47.6	47.6
	3,583.8	2,785.6	2,097.3	2,184.3
Less - Current debt	—	—	—	—
Less - Unamortized deferred financing costs	(37.7)	n/a	(32.4)	n/a
Long-term debt	$3,546.1	$2,785.6	$2,064.9	$2,184.3

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) As discussed in “Note 7 - Debt”, the 2023 Senior Notes were redeemed in full on February 14, 2020.
(c) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(d) Catalyst financing arrangements are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.

17. DERIVATIVES
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, there were no barrels of crude oil and feedstocks (27,580 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. As of March 31, 2020, there were 3,275,153 barrels of intermediates and refined products (3,430,635 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2020, there were 3,500,000 barrels of crude oil and 2,775,000 barrels of refined products (5,511,000 and 5,788,000, respectively, as of December 31, 2019), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2020 and December 31, 2019 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
March 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$66.6
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)

Derivatives not designated as hedging instruments:
March 31, 2020:
Commodity contracts	Accounts receivable	$2.4
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$67.9
For the three months ended March 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(14.2)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2020:
Commodity contracts	Cost of products and other	$78.2
For the three months ended March 31, 2019:
Commodity contracts	Cost of products and other	$31.7

Hedged items designated in fair value hedges:
For the three months ended March 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(67.9)
For the three months ended March 31, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$14.2

The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2020 or 2019, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT INFORMATION
The Company’s operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining and Logistics segments are included in Corporate. Intersegment transactions are eliminated in the Condensed Consolidated Financial Statements and are included in Eliminations.
Refining
The Company’s Refining segment includes the operations of its six refineries, including certain related logistics assets that are not owned by PBFX. The Company’s refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.
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
The Company evaluates the performance of its segments based primarily on income from operations. Income from operations includes those revenues and expenses that are directly attributable to management of the respective segment. The Logistics segment’s revenues include intersegment transactions with the Company’s Refining segment at prices the Company believes are substantially equivalent to the prices that could have been negotiated with unaffiliated parties with respect to similar services. Activities of the Company’s business that are not included in the two operating segments are included in Corporate. Such activities consist primarily of corporate staff operations and other items that are not specific to the normal operations of the two operating segments. The Company does not allocate non-operating income and expense items, including income taxes, to the individual segments. The Refining segment’s operating subsidiaries and PBFX are primarily pass-through entities with respect to income taxes.
Total assets of each segment consist of property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, property, plant and equipment and other assets not directly related to the Company’s refinery and logistics operations.
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2020 and March 31, 2019 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information has been retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,260.0	$93.0	$—	$(75.5)	$5,277.5
Depreciation and amortization expense	105.4	11.3	2.9	—	119.6
Income (loss) from operations	(1,386.4)	47.7	(28.1)	—	(1,366.8)
Interest expense, net	0.8	12.8	35.6	—	49.2
Capital expenditures (1)	1,304.1	6.1	5.0	—	1,315.2

	Three Months Ended March 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,208.7	$78.8	$—	$(71.3)	$5,216.2
Depreciation and amortization expense	94.3	8.7	2.8	—	105.8
Income (loss) from operations (2)(3)	389.5	34.2	(54.4)	(4.7)	364.6
Interest expense, net	0.5	12.1	26.9	—	39.5
Capital expenditures	247.1	11.2	2.3	—	260.6

	Balance at March 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$7,746.3	$1,088.7	$386.2	$(87.1)	$9,134.1

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,154.8	$973.0	$52.7	$(48.1)	$9,132.4

	Three Months Ended March 31, 2020
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,260.0	$93.0	$—	$(75.5)	$5,277.5
Depreciation and amortization expense	105.4	11.3	2.9	—	119.6
Income (loss) from operations	(1,386.4)	47.7	(28.1)	—	(1,366.8)
Interest expense, net	0.8	12.8	38.1	—	51.7
Capital expenditures (1)	1,304.1	6.1	5.0	—	1,315.2

	Three Months Ended March 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,208.7	$78.8	$—	$(71.3)	$5,216.2
Depreciation and amortization expense	94.3	8.7	2.8	—	105.8
Income (loss) from operations (2)(3)	389.5	34.2	(54.1)	(4.7)	364.9
Interest expense, net	0.5	12.1	28.9	—	41.5
Capital expenditures	247.1	11.2	2.3	—	260.6

	Balance at March 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$7,746.3	$1,088.7	$60.5	$(87.1)	$8,808.4

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,154.8	$973.0	$49.4	$(48.1)	$9,129.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Refining segment includes capital expenditures of $1,176.2 million for the acquisition of the Martinez refinery in the first quarter of 2020.
(2) On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for a total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
(3) Prior to the TVPC Contribution Agreement, the Logistics segment included 100% of the income from operations of TVPC, as TVPC was consolidated by PBFX. PBFX recorded net income attributable to noncontrolling interest for the 50% equity interest in TVPC held by PBF Holding. PBF Holding (included in the Refining segment) recorded equity income in investee related to its 50% noncontrolling ownership interest in TVPC. For purposes of the Company’s Condensed Consolidated Financial Statements, PBF Holding’s equity income in investee and PBFX’s net income attributable to noncontrolling interest eliminated in consolidation.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. NET INCOME (LOSS) PER SHARE OF PBF ENERGY
The Company grants certain equity-based compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, the Company has calculated net income (loss) per share of PBF Energy Class A common stock using the two-class method.
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended March 31,
Basic Earnings Per Share:	2020	2019
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,065.9)	$229.2
Less: Income allocated to participating securities	0.1	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	$(1,066.0)	$229.1
Denominator for basic net income (loss) per Class A common share - weighted average shares	119,380,210	119,880,915
Basic net income (loss) attributable to PBF Energy per Class A common share	$(8.93)	$1.91

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(1,066.0)	$229.1
Plus: Net income attributable to noncontrolling interest (1)	—	3.1
Less: Income tax expense (benefit) on net income attributable to noncontrolling interest (1)	—	(0.8)
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(1,066.0)	$231.4

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	119,380,210	119,880,915
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	—	1,206,325
Common stock equivalents	—	1,088,504
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	119,380,210	122,175,744
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$(8.93)	$1.89

___________________________________________

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.3% estimated annualized statutory corporate tax rate for the three months ended March 31, 2020 and a 26.0% estimated annualized statutory corporate tax rate for the three months ended March 31, 2019), attributable to the converted units. During the three months ended March 31, 2020, the potential conversion of 1,208,798 PBF LLC Series A Units into PBF Energy Class A common stock were excluded from the denominator in computing diluted net income (loss) per share because including them would have had an anti-dilutive effect. As the potential conversion of the PBF LLC Series A Units and common stock equivalents were not included, the numerator used in the calculation of diluted net income (loss) per share was equal to the numerator used in the calculation of basic net income (loss) per share and does not include the net income (loss) and income tax attributable to the net income (loss) associated with the potential conversion of the PBF LLC Series A Units and common stock equivalents.

(2) Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,388,905 and 5,111,617 shares of PBF Energy Class A common stock and PBF LLC Series A units because they were anti-dilutive for the three months ended March 31, 2020 and March 31, 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

20. SUBSEQUENT EVENTS
Sale of Hydrogen Plants
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. for gross cash proceeds of $530.0 million. In connection with the sale, the Company has agreed to enter into long term off-take arrangements covering hydrogen produced at each of the five plants on terms in line with similar arrangements in place elsewhere in its refining system.
Revolver Credit Facility Amendment
On May 7, 2020, PBF Holding amended its Revolving Credit Facility to increase its ability to incur certain secured debt from an amount equal to 10% of its total assets to 20% of its total assets.
2025 Senior Secured Notes Offering
On May 13, 2020, PBF Holding issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 for net proceeds of $987.5 million after deducting the initial purchasers’ discount and estimated offering expenses. The proceeds from this notes issuance will be used for general corporate purposes.
PBFX Distributions
On May 15, 2020, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on June 17, 2020 to PBFX unitholders of record at the close of business on May 27, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy and PBF LLC included in the Annual Report on Form 10-K for the year ended December 31, 2019 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

        PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of March 31, 2020. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. As of March 31, 2020, PBF LLC also holds a 48.2% limited partner interest and a non-economic general partner interest in PBFX, a publicly-traded MLP.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2020, we own and operate six domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 1,050,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.8. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index	Throughput Capacity (in bpd)	PADD	Crude Processed (1)	Source (1)
Delaware City	East Coast	11.3	190,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	13.2	180,000	1	light sweet through heavy sour	water
Toledo	Mid-Continent	9.2	170,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	12.7	189,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	14.9	155,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
________
(1) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
As of March 31, 2020, PBF Energy owned 120,007,835 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 1,019,916 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in us (99.0% and 1.0% as of December 31, 2019, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
COVID-19
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets are negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower demand for refined petroleum products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the ultimate significance of the COVID-19 pandemic on our business will be dictated by its currently unknowable duration and the rate at which people are willing and able to resume activities even after governmental restrictions are lifted. In addition, recent global geopolitical and macroeconomic events have further contributed to the decline in crude oil prices and the overall volatility in crude oil and refined product prices.
The price of refined products we sell and the crude oil we purchase impacts our revenues, income from operations, net income and cash flows. In addition, a decline in the market prices for products and feedstocks held in our inventories below the carrying value of our inventory may result in the adjustment of the value of our inventories to the lower market price and a corresponding loss on the value of our inventories, and any such adjustment is likely to be material.
We are actively responding to the impacts from these matters on our business. In late March and through early April 2020, we started reducing the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions.
We have adjusted our operational plans to the evolving market conditions and previously announced steps to lower our 2020 operating expenses budget through significant reductions in discretionary activities and third party services. In March 2020, we estimated that these efforts would result in a reduction in our operating expenses budget of approximately $125.0 million. We have subsequently identified additional reductions and currently estimate an aggregate reduction of approximately $140.0 million in our 2020 operating expenses budget. In addition, we are currently operating our refineries at minimum rates and expect near-term throughput to be in the 650,000 to 700,000 barrel per range for our refining system. As the market conditions develop and the demand outlook becomes clearer, we will continue to adjust our operations in response.
In addition to the steps above with respect to our operations, we are also addressing our liquidity. We are taking the following measures, some of which were previously announced in March 2020:
•Raised net proceeds of approximately $987.5 million through the May 13, 2020 issuance of $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”);
•Closed on the sale of five hydrogen plants for gross cash proceeds of $530.0 million on April 17, 2020;
•Reduced 2020 planned capital expenditures by approximately $240.0 million. We subsequently identified additional reductions in capital expenditures and currently estimate an aggregate reduction of approximately $357.0 million in 2020 planned capital expenditures, an approximate 49% reduction to our previous 2020 budget. We intend to satisfy all required safety, environmental and regulatory capital commitments, while continuing to explore further opportunities to minimize our near-term capital expenditure requirements;

•Established a company wide COVID-19 Response Team and increased precautions to keep our employees healthy and safe, including social distancing, additional personal protective equipment and enhanced facility cleanings. We have not had to temporarily close any of our refineries due to a COVID-19 outbreak;
•Reduced corporate overhead expenses by over $20.0 million on an annual basis primarily through salary reductions. Specifically, the Board of Directors of PBF Energy and management have reduced their compensation by 50%, while Chairman and CEO Thomas Nimbley’s salary has been reduced by 67%. In addition, more than 50% of our corporate and non-represented employees have also reduced their salaries;
•Suspended PBF Energy’s quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter; and
•Evaluating various other liquidity and cash flow optimization options.
Many uncertainties remain with respect to the COVID-19 pandemic, including the extent to which the COVID-19 pandemic will continue to impact our business and operations, the effectiveness of the actions undertaken by national, regional, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. We are unable to predict the ultimate economic impacts from the COVID-19 pandemic, however, we have been and will likely continue to be adversely impacted. We believe, to the extent possible, we have proactively addressed many of the known impacts of the COVID-19 pandemic and will strive to continue to do so, but there can be no guarantee that these measures will be effective.
Refer to “Liquidity” and “Part II - Other Information - Item 1A. Risk Factors” for further information.
Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. for gross cash proceeds of $530.0 million. In connection with the sale we have agreed to enter into long-term off-take arrangements covering hydrogen produced at each of the five plants on terms in line with similar arrangements in place elsewhere in our refining system.
Receivables Purchase Agreement
On February 18, 2020, in connection with the entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), we amended the asset-based revolving credit agreement (“Revolving Credit Facility”) and entered into a related intercreditor agreement to allow us to sell certain Eligible Receivables (as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) derived from the sale of refined product over truck racks. Under the Receivables Facility, we sell such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share in the current environment. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future. Our results for the quarter ending March 31, 2020 were impacted by the decreased demand for refined products and the significant decline in the price of crude oil, both of which negatively impacted our revenues, cost of products sold and operating income towards the end of the quarter and lowered our liquidity. Throughput rates across our refining system also decreased, most significantly towards the end of the quarter, and we are currently operating our refineries at minimum rates. Refer to “Item 1A. Risk Factors” included in “Part II - Other Information” of this Form 10-Q for further information.
Debt and Credit Facilities
Senior Notes
On January 24, 2020, we issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the "2028 Senior Notes"). The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the proceeds primarily to fully redeem our 7.00% senior notes due 2023 (the “2023 Senior Notes”) and to fund a portion of the cash consideration for the Martinez Acquisition (as defined below).
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations as of March 31, 2020.
Refer to “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
Revolving Credit Facility
During the three months ended March 31, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition (as defined below) and other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of March 31, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.

Martinez Acquisition
On February 1, 2020, we acquired from Equilon Enterprises LLC d/b/a Shell Oil Products US (the "Seller"), the Martinez refinery and related logistics assets (collectively, the "Martinez Acquisition"), pursuant to a sale and purchase agreement dated June 11, 2019 (the “Sale and Purchase Agreement”). The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion 157,000 bpd, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. The Martinez Acquisition further increased our total throughput capacity to over 1,000,000 bpd.
In addition to refining assets, the Martinez Acquisition includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the obligation to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing date (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
Inventory Intermediation Agreements
On August 29, 2019, we and our subsidiaries, Delaware City Refining Company LLC (“DCR”) and Paulsboro Refining Company LLC (“PRC”), entered into amended and restated inventory intermediation agreements with J. Aron (as amended from time to time, the “Inventory Intermediation Agreements”), pursuant to which certain terms of the Inventory Intermediation Agreements were amended and restated, including, among other things, the maturity date. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the J. Aron Products, produced by the East Coast Refineries, and delivered into our J. Aron Storage Tanks. Furthermore, J. Aron agrees to sell the J. Aron Products back to the East Coast Refineries as the J. Aron Products are discharged out of our J. Aron Storage Tanks. J. Aron has the right to store the J. Aron Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
PBFX Equity Offering
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
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions and third-party acquisitions made by PBFX in the current or prior periods are discussed below.
TVPC Acquisition
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC, pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC. The transaction was financed through a combination of proceeds from the 2019 Registered Direct Offering and borrowings under the PBFX five-year, $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”).
PBFX IDR Restructuring
On February 28, 2019, PBFX closed on the transaction contemplated by the Equity Restructuring Agreement with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2020 and 2019 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended March 31,
	2020	2019
Revenues	$5,277.5	$5,216.2

Cost and expenses:
Cost of products and other	5,963.3	4,209.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	531.7	479.0
Depreciation and amortization expense	116.7	103.0
Cost of sales	6,611.7	4,791.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	82.5	57.6
Depreciation and amortization expense	2.9	2.8
Change in fair value of contingent consideration	(52.8)	—
Total cost and expenses	6,644.3	4,851.6

Income (loss) from operations	(1,366.8)	364.6
Other income (expense):
Interest expense, net	(49.2)	(39.5)
Change in Tax Receivable Agreement liability	(11.6)	—
Change in fair value of catalyst obligations	11.7	(3.1)
Debt extinguishment costs	(22.2)	—
Other non-service components of net periodic benefit cost	1.0	(0.1)
Income (loss) before income taxes	(1,437.1)	321.9
Income tax (benefit) expense	(374.6)	80.5
Net income (loss)	(1,062.5)	241.4
Less: net income attributable to noncontrolling interests	3.4	12.2
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,065.9)	$229.2

Consolidated gross margin	$(1,334.2)	$425.0

Gross refining margin (1)	$(773.4)	$932.5

Net income (loss) available to Class A common stock per share:
Basic	$(8.93)	$1.91
Diluted	$(8.93)	$1.89

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended March 31,
	2020	2019
Revenues	$5,277.5	$5,216.2

Cost and expenses:
Cost of products and other	5,963.3	4,209.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	531.7	479.0
Depreciation and amortization expense	116.7	103.0
Cost of sales	6,611.7	4,791.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	82.5	57.3
Depreciation and amortization expense	2.9	2.8
Change in fair value of contingent consideration	(52.8)	—
Total cost and expenses	6,644.3	4,851.3

Income (loss) from operations	(1,366.8)	364.9

Other income (expense):
Interest expense, net	(51.7)	(41.5)
Change in fair value of catalyst obligations	11.7	(3.1)
Debt extinguishment costs	(22.2)	—
Other non-service components of net periodic benefit cost	1.0	(0.1)
Income (loss) before income taxes	(1,428.0)	320.2
Income tax expense (benefit)	14.2	(7.2)
Net income (loss)	(1,442.2)	327.4
Less: net income attributable to noncontrolling interests	18.0	9.0
Net income (loss) attributable to PBF Energy Company LLC	$(1,460.2)	$318.4

Operating Highlights	Three Months Ended March 31,
	2020	2019
Key Operating Information
Production (bpd in thousands)	867.0	737.7
Crude oil and feedstocks throughput (bpd in thousands)	852.9	743.1
Total crude oil and feedstocks throughput (millions of barrels)	77.6	66.9
Consolidated gross margin per barrel of throughput	$(17.19)	$6.35
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.60	$6.38
Refinery operating expense, per barrel of throughput	$6.54	$6.78

Crude and feedstocks (% of total throughput) (2)
Heavy	44%	32%
Medium	23%	32%
Light	19%	24%
Other feedstocks and blends	14%	12%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	51%	46%
Distillates and distillate blendstocks	32%	32%
Lubes	1%	1%
Chemicals	1%	2%
Other	17%	18%
Total yield	102%	99%

(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2020	2019
	(dollars per barrel, except as noted)
Dated Brent crude oil	$49.70	$63.26
West Texas Intermediate (WTI) crude oil	$45.56	$54.87
Light Louisiana Sweet (LLS) crude oil	$47.81	$62.38
Alaska North Slope (ANS) crude oil	$51.07	$64.39
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.96	$9.85
WTI (Chicago) 4-3-1	$7.37	$12.33
LLS (Gulf Coast) 2-1-1	$10.42	$9.89
ANS (West Coast-LA) 4-3-1	$13.36	$13.54
ANS (West Coast-SF) 3-2-1	$9.65	$11.14
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.14	$8.39
Dated Brent less Maya (heavy, sour)	$8.87	$4.50
Dated Brent less WTS (sour)	$4.70	$9.55
Dated Brent less ASCI (sour)	$4.29	$2.35
WTI less WCS (heavy, sour)	$16.85	$9.96
WTI less Bakken (light, sweet)	$3.46	$(0.25)
WTI less Syncrude (light, sweet)	$1.80	$(0.04)
WTI less LLS (light, sweet)	$(2.25)	$(7.51)
WTI less ANS (light, sweet)	$(5.51)	$(9.52)
Natural gas (dollars per MMBTU)	$1.87	$2.87
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Overview— PBF Energy net loss was $1,062.5 million for the three months ended March 31, 2020 compared to net income of $241.4 million for the three months ended March 31, 2019. PBF LLC net loss was $1,442.2 million for the three months ended March 31, 2020 compared to net income of $327.4 million for the three months ended March 31, 2019. Net loss attributable to PBF Energy stockholders was $1,065.9 million, or $(8.93) per diluted share, for the three months ended March 31, 2020 ($8.93 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(1.19) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $229.2 million, or $1.89 per diluted share, for the three months ended March 31, 2019 ($1.89 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(1.18) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net loss attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax loss, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 99.0% for the three months ended March 31, 2020 and 2019, respectively.

Our results for the three months ended March 31, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $1,285.6 million, or $947.5 million net of tax, a pre-tax change in the Tax Receivable Agreement liability of $11.6 million, or $8.5 million net of tax and pre-tax debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million, or $16.4 million net of tax. These unfavorable impacts were partially offset by the change in the fair value of the contingent consideration primarily related to the Martinez Acquisition of $52.8 million, or $38.9 million net of tax. Our results for the three months ended March 31, 2019 were positively impacted by a non-cash pre-tax LCM inventory adjustment of approximately $506.0 million, or $374.4 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by favorable movements in certain crude differentials and overall higher throughput volumes and barrels sold across our refineries, offset by lower margins in certain regions. Refining margins for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were mixed with stronger margins on the East Coast and Gulf Coast offset by weaker margins in the Mid-Continent and West Coast. Our results for the three months ended March 31, 2020 were negatively impacted by higher general and administrative expenses associated with higher employee-related compensation and transaction costs and increased depreciation and amortization expense associated with our continued investment in our refining assets. Additionally, during the quarter we began to experience the negative impacts of the COVID-19 pandemic on our business through a decline in the demand for our refined products and a precipitous decrease in the prices for crude oil and refined products.
Revenues— Revenues totaled $5.3 billion for the three months ended March 31, 2020 compared to $5.2 billion for the three months ended March 31, 2019, an increase of approximately $0.1 billion, or 1.9%. Revenues per barrel were $57.89 and $66.19 for the three months ended March 31, 2020 and 2019, respectively, a decrease of 12.5% directly related to lower hydrocarbon commodity prices. For the three months ended March 31, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,300 bpd, 90,100 bpd, 174,500 bpd and 259,000 bpd, respectively. For the three months ended March 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 305,000 bpd, 148,000 bpd, 164,600 bpd and 125,500 bpd, respectively. For three months ended March 31, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 365,300 bpd, 131,300 bpd, 213,800 bpd and 291400 bpd, respectively. For the three months ended March 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 349,200 bpd, 158,000 bpd, 215,600 bpd and 152,800 bpd, respectively.
The throughput rates at the majority of our refineries were higher in the three months ended March 31, 2020 compared to the same period in 2019 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were lower in the three months ended March 31, 2020 compared to the same period in 2019 due to a planned turnaround at our Toledo refinery during the first quarter of 2020. Our Martinez refinery was not acquired until the first quarter of 2020. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated Gross Margin— Consolidated gross margin totaled $(1,334.2) million for the three months ended March 31, 2020, compared to $425.0 million for the three months ended March 31, 2019, a decrease of approximately $1,759.2 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $(773.4) million, or $(9.96) per barrel of throughput for the three months ended March 31, 2020 compared to $932.5 million, or $13.94 per barrel of throughput for the three months ended March 31, 2019, a decrease of approximately $1,705.9 million. Gross refining margin excluding special items totaled $512.2 million or $6.60 per barrel of throughput for the three months ended March 31, 2020 compared to $426.5 million or $6.38 per barrel of throughput for the three months ended March 31, 2019, an increase of $85.7 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $1,285.6 million on a net basis resulting from the decrease in crude oil and refined product prices from the year ended 2019 to the end of the first quarter of 2020. Gross refining margin excluding the impact of special items increased due to favorable movements in certain crude differentials and refining margins and increased throughput rates in the majority of our refineries, partially offset by lower throughput rates and weaker crack spreads in the Mid-Continent and West Coast. For the three months ended March 31, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $506.0 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”). Total RFS costs were $36.8 million for the three months ended March 31, 2020 in comparison to $29.5 million for the three months ended March 31, 2019.
Average industry margins were mixed during the three months ended March 31, 2020 in comparison to the same period in 2019, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. Crude oil differentials were generally favorable in comparison to the same period in 2019. However, such differentials weakened towards the end of the quarter, primarily due to the negative impact of the COVID-19 pandemic, combined with the movements made by the world’s largest oil producers to increase market share in the current environment, creating simultaneous shocks in oil supply and demand.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.96 per barrel, or 1.1% higher, in the three months ended March 31, 2020, as compared to $9.85 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate on the East Coast by stronger Dated Brent/Maya and WTI/Bakken differentials, which increased by $4.37 per barrel and $3.71 per barrel, respectively, in comparison to the same period in 2019. In addition, the WTI/WCS differential increased significantly to $16.85 per barrel in 2020 compared to $9.96 in 2019, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $7.37 per barrel, or 40.2% lower, in the three months ended March 31, 2020 as compared to $12.33 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a discount of $3.46 per barrel in the three months ended March 31, 2020, as compared to a premium of $0.25 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.80 per barrel during the three months ended March 31, 2020 as compared to a premium of $0.04 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $10.42 per barrel, or 5.4% higher, in the three months ended March 31, 2020 as compared to $9.89 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.25 per barrel during the three months ended March 31, 2020 as compared to a premium of $7.51 per barrel in the same period of 2019.

On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $13.36 per barrel, or 1.3% lower, in the three months ended March 31, 2020 as compared to $13.54 per barrel in the same period in 2019. Additional, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $5.51 per barrel during the three months ended March 31, 2020 as compared to a premium of $9.52 per barrel in the same period of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $531.7 million for the three months ended March 31, 2020 compared to $479.0 million for the three months ended March 31, 2019, an increase of approximately $52.7 million, or 11.0%. Of the total $531.7 million of operating expenses for the three months ended March 31, 2020, $507.5 million or $6.54 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $24.2 million related to expenses incurred by the Logistics segment ($453.4 million or $6.78 per barrel of throughput, and $25.6 million of operating expenses for the three months ended March 31, 2019 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $69.5 million for the three months ended March 31, 2020. Total operating expenses for the three months ended March 31, 2020, excluding our Martinez refinery, decreased slightly due to lower outside service costs attributed to lower maintenance activity and the initiation of our cost optimization measures. Operating expenses related to our Logistics segment decreased when compared to the same period in 2019 due to decreased utility expenses coinciding with lower throughput at certain PBFX assets and lower environmental clean-up remediation costs.
General and Administrative Expenses— General and administrative expenses totaled $82.5 million for the three months ended March 31, 2020 compared to $57.6 million for the three months ended March 31, 2019, an increase of approximately $24.9 million or 43.2%. The increase in general and administrative expenses for the three months ended March 31, 2020 in comparison to the three months ended March 31, 2019 primarily related to higher employee-related expenses, including incentive compensation and increased headcount. Additionally, we experienced higher professional fees primarily related to information technology support and transaction and integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $119.6 million for the three months ended March 31, 2020 (including $116.7 million recorded within Cost of sales) compared to $105.8 million for the three months ended March 31, 2019 (including $103.0 million recorded within Cost of sales), an increase of approximately $13.8 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in the fair value of contingent consideration was a gain of $52.8 million for the three months ended March 31, 2020. This change primarily represents the decrease in the estimated fair value of the total Martinez Contingent Consideration we expect to pay in connection with our acquisition of the Martinez refinery. There were no such costs in the same period of 2019.
Change in Tax Receivable Agreement Liability— Change in Tax Receivable Agreement liability for the three months ended March 31, 2020 represented a loss of $11.6 million. There was no change in the Tax Receivable Agreement liability for the three months ended March 31, 2019.

Change in Fair Value of Catalyst Obligations— Change in the fair value of catalyst obligations represented a gain of $11.7 million for the three months ended March 31, 2020 compared to a loss of $3.1 million for the three months ended March 31, 2019. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the three months ended March 31, 2020 relate to early redemption of our 2023 Senior Notes. There were no such costs in the same period of 2019.
Interest Expense, net— PBF Energy interest expense totaled $49.2 million for the three months ended March 31, 2020 compared to $39.5 million for the three months ended March 31, 2019, an increase of approximately $9.7 million. This net increase is mainly attributable to higher interest cost associated with the issuance of the 2028 Senior Notes in February 2020 and the drawdown on our Revolving Credit Facility to partially fund the Martinez Acquisition and other general corporate purposes. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $51.7 million and $41.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively (inclusive of $2.5 million and $2.0 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.0% and 99.0%, on a weighted-average basis for the three months ended March 31, 2020 and 2019, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the three months ended March 31, 2020 and 2019 was 26.0% and 26.0%, respectively.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended March 31, 2020 and 2019 was approximately 1.0% and 1.0%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP (“Non-GAAP”). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Such Non-GAAP financial measures are presented only in the context of PBF Energy’s results and are not presented or discussed in respect to PBF LLC.
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in the Tax Receivable Agreement liability, debt extinguishment costs and changes in the fair value of contingent consideration. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three months ended March 31, 2020 and 2019 (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,065.9)	$229.2
Less: Income allocated to participating securities	0.1	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	(1,066.0)	229.1
Add: Net income (loss) attributable to noncontrolling interest (1)	(14.6)	3.1
Less: Income tax benefit (expense) (2)	3.9	(0.8)
Adjusted fully-converted net income (loss)	$(1,076.7)	$231.4
Special Items: (3)
Add: Non-cash LCM inventory adjustment	1,285.6	(506.0)
Add: Change in Tax Receivable Agreement liability	11.6	—
Add: Debt extinguishment costs	22.2	—
Add: Change in fair value of contingent consideration	(52.8)	—
Add: Recomputed income taxes on special items	(333.1)	131.6
Adjusted fully-converted net income (loss) excluding special items	$(143.2)	$(143.0)

Weighted-average shares outstanding of PBF Energy Inc.	119,380,210	119,880,915
Conversion of PBF LLC Series A Units (4)	1,208,798	1,206,325
Common stock equivalents (5)	—	1,088,504
Fully-converted shares outstanding-diluted	120,589,008	122,175,744

Diluted net income (loss) per share	$(8.93)	$1.89
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(8.93)	$1.89
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(1.19)	$(1.18)
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

	Three Months Ended March 31,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$5,277.5	$68.00	$5,216.2	$77.99
Less: Cost of sales	6,611.7	85.19	4,791.2	71.64
Consolidated gross margin	$(1,334.2)	$(17.19)	$425.0	$6.35
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(1,334.2)	$(17.19)	$425.0	$6.35
Add: PBFX operating expense	29.6	0.38	29.9	0.45
Add: PBFX depreciation expense	11.3	0.15	8.7	0.13
Less: Revenues of PBFX	(93.0)	(1.20)	(78.8)	(1.18)
Add: Refinery operating expense	507.5	6.54	453.4	6.78
Add: Refinery depreciation expense	105.4	1.36	94.3	1.41
Gross refining margin	$(773.4)	$(9.96)	$932.5	$13.94
Special items:(3)
Add: Non-cash LCM inventory adjustment	1,285.6	16.56	(506.0)	(7.56)
Gross refining margin excluding special items	$512.2	$6.60	$426.5	$6.38
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
        EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, the write down of inventory to the LCM, changes in the liability for Tax Receivable Agreement due to factors out of PBF Energy’s control such as changes in tax rates, debt extinguishment costs related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
•do not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•do not reflect changes in, or cash requirements for, our working capital needs;
•do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•do not reflect realized and unrealized gains and losses from certain hedging activities, which may have a substantial impact on our cash flow;
•do not reflect certain other non-cash income and expenses; and
•exclude income taxes that may represent a reduction in available cash.

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,

	2020	2019
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(1,062.5)	$241.4
Add: Depreciation and amortization expense	119.6	105.8
Add: Interest expense, net	49.2	39.5
Add: Income tax (benefit) expense	(374.6)	80.5
EBITDA	$(1,268.3)	$467.2
Special Items(3)
Add: Non-cash LCM inventory adjustment	1,285.6	(506.0)
Add: Change in Tax Receivable Agreement liability	11.6	—
Add: Debt extinguishment costs	22.2	—
Add: Change in fair value of contingent consideration	(52.8)	—
EBITDA excluding special items	$(1.7)	$(38.8)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(1,268.3)	$467.2
Add: Stock-based compensation	9.6	8.0
Add: Net non-cash change in fair value of catalyst obligations	(11.7)	3.1
Add: Net non-cash change in fair value of contingent consideration (3)	(52.8)	—
Add: Non-cash LCM inventory adjustment (3)	1,285.6	(506.0)
Add: Change in Tax Receivable Agreement liability(3)	11.6	—
Add: Debt extinguishment costs (3)	22.2	—
Adjusted EBITDA	$(3.8)	$(27.7)
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
(2) Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.3% and 26.0% for the 2020 and 2019 periods, respectively, applied to net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
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
        The following table includes the LCM inventory reserve as of each date presented (in millions):

	2020	2019
January 1,	$401.6	$651.8
March 31,	1,687.2	145.8
        The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended March 31,

	2020	2019
Net LCM inventory adjustment (charge) benefit in income (loss) from operations	$(1,285.6)	$506.0
Net LCM inventory adjustment (charge) benefit in net income (loss)	(947.5)	374.4

        Debt Extinguishment Costs - During the three months ended March 31, 2020, we recorded pre-tax debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. These nonrecurring charges increased net loss by $16.4 million for the three months ended March 31, 2020. There were no such costs in the three months ended March 31, 2019.

Change in Tax Receivable Agreement liability - During the three months ended March 31, 2020 we recorded a change in the Tax Receivable Agreement liability that increased loss before income taxes and net loss by $11.6 million and $8.5 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates. There was no change in the Tax Receivable Agreement liability during the three months ended March 31, 2019.
Change in Fair Value of Contingent Consideration - During the three months ended March 31, 2020 we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which decreased loss before income taxes and net loss by $52.8 million and $38.9 million, respectively.
        Recomputed Income taxes on special items - The income tax impact on special items is calculated using the tax rates shown in (2) above.
(4) Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5) Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three months ended March 31, 2020 and 2019, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,388,905 and 5,111,617 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2020 and 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, however, due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and results of operations are being negatively impacted. The demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders, has resulted in a significant decrease in the demand for and market prices for our products. In addition, recent global geopolitical and macroeconomic events have further contributed to the decline in crude oil prices and the overall volatility in crude oil and refined product prices, contributing to an adverse impact on our liquidity. We continue to be focused on implementing measures to preserve liquidity and strengthen our balance sheet in light of these challenging market conditions. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash used in operating activities was $235.8 million for the three months ended March 31, 2020 compared to net cash used in operating activities of $149.9 million for the three months ended March 31, 2019. Our operating cash flows for the three months ended March 31, 2020 included our net loss of $1,062.5 million, deferred income taxes of $374.8 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $67.9 million, change in the fair value of the contingent consideration of $52.8 million, and change in the fair value of our catalyst obligations of $11.7 million, partially offset by depreciation and amortization of $123.0 million, pension and other post-retirement benefits costs of $13.1 million, change in the Tax Receivable Agreement liability of $11.6 million, stock-based compensation of $9.6 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, and a net non-cash charge of $1,285.6 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflects cash uses of $131.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2019 included our net income of $241.4 million, depreciation and amortization of $108.6 million, deferred income taxes of $78.5 million, pension and other post-retirement benefits costs of $11.2 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $14.2 million, stock-based compensation of $8.0 million, changes in the fair value of our catalyst obligations of $3.1 million, partially offset by a net non-cash benefit of $506.0 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected cash uses of $108.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $1,315.2 million for the three months ended March 31, 2020 compared to net cash used in investing activities of $260.6 million for the three months ended March 31, 2019. The net cash flows used in investing activities for the three months ended March 31, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $65.3 million, expenditures for refinery turnarounds of $69.1 million, and expenditures for other assets of $4.6 million. Net cash used in investing activities for the three months ended March 31, 2019 was comprised of cash outflows of $105.4 million for capital expenditures, expenditures for refinery turnarounds of $133.0 million, and expenditures for other assets of $22.2 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $1,458.2 million for the three months ended March 31, 2020 compared to net cash provided by financing activities of $231.5 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, net cash provided by financing activities consisted of cash proceeds of $470.2 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $900.0 million, net borrowings from the PBFX Revolving Credit Facility of $100.0 million, proceeds from insurance premium financing of $45.3 million, proceeds from stock options exercised of $0.2 million, and deferred financing costs and other of $0.8 million, partially offset by distributions and dividends of $53.0 million, principal amortization payments of the PBF Rail Term Loan of $1.8 million, payments on finance leases of $2.6 million and taxes paid for net settlement of equity-based compensation of $0.9 million. For the three months ended March 31, 2019, net cash provided by financing activities consisted of net borrowings under our Revolving Credit Facility of $250.0 million, proceeds from insurance premium financing of $30.2 million, net borrowings from the PBFX Revolving Credit Facility of $4.0 million, and proceeds from stock options exercised of $0.1 million, partially offset by distributions and dividends of $49.1 million, principal amortization payments of the PBF Rail Term Loan of $1.7 million, taxes paid for net settlement of equity-based compensation of $1.0 million, and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.0 million.
The cash flow activity of PBF LLC for the period ended March 31, 2020 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect repayments of the affiliate note payable with PBF Energy of $1.1 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended March 31, 2019 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect net proceeds from the affiliate note payable with PBF Energy of $0.1 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
Debt and Credit Facilities
PBFX Revolving Credit Facility
On July 30, 2018, PBFX entered into the PBFX Revolving Credit Facility. The PBFX Revolving Credit Facility amended and restated the existing PBFX revolving credit facility entered into in connection with the closing of the PBFX IPO. Among other things, the PBFX Revolving Credit Facility increased the maximum commitment available to PBFX from $360.0 million to $500.0 million, and extended the maturity date to July 2023. PBFX has the ability to further increase the maximum availability by an additional $250.0 million to a total commitment of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. Borrowings under the PBFX Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, all as defined in the agreement governing the PBFX Revolving Credit Facility (the “PBFX Revolving Credit Agreement”).

PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the existing asset-based revolving credit agreement dated as of August 15, 2014 with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $2.6 billion to $3.4 billion, extended the maturity date to May 2023, and redefined certain components of the Borrowing Base, as defined in the Revolving Credit Agreement, to make more funding available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. In addition, an accordion feature allows for commitments of up to $3.5 billion.
On February 18, 2020, in connection with the entry into the Receivables Facility, we amended the Revolving Credit Facility and entered into a related intercreditor agreement to allow us to sell certain Eligible Receivables (as defined in the Revolving Credit Agreement) derived from the sale of refined product over truck racks. Under the Receivables Facility, we sell such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
As disclosed in “Note 20 - Subsequent Events” of our Notes to Condensed Consolidated Financial Statements, on May 7, 2020, we further amended the Revolving Credit Facility, to increase PBF Holding’s ability to incur certain secured debt from an amount equal to 10% of its total assets to 20% of its total assets.
Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among PBF Holding’s wholly-owned subsidiary, PBF Finance (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds primarily to fully redeem the 2023 Senior Notes, including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations.
As disclosed in “Note 20 - Subsequent Events” of our Notes to Condensed Consolidated Financial Statements, on May 13, 2020, PBF Holding issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. We intend to use the net proceeds for general corporate purposes.
We are in compliance as of March 31, 2020 with all covenants, including financial covenants, in all of our debt agreements.

Liquidity
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets began negatively impacting our liquidity beginning towards the end of the current quarter. As of March 31, 2020, we had $1,080.2 million of unused borrowing availability, which includes PBF Holding cash and cash equivalents of $589.4 million, under the Revolving Credit Facility (net of $193.2 million outstanding letters of credit) and total long-term debt outstanding of $3,546.1 million.
As of March 31, 2020, our total liquidity was approximately $1,212.9 million, compared to total liquidity of approximately $2,276.2 million as of December 31, 2019. Our total liquidity is equal to the amount of excess availability under the Revolving Credit Facility, which includes our cash balance at March 31, 2020. In addition, as of March 31, 2020, PBFX had approximately $112.2 million of borrowing capacity under the PBFX Revolving Credit Facility in comparison to $212.2 million as of December 31, 2019. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and other general corporate purposes incurred by PBFX.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we have taken the following measures to strengthen our balance sheet and increase our flexibility and responsiveness:
•Cost reduction and cash preservation initiatives, including a significant reduction in 2020 planned capital expenditures, lowering 2020 operating expenses driven by significant reductions in discretionary activities and third party services, and reducing corporate overhead expenses through salary reductions to a large portion of our workforce;
•Suspended our quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter to support the balance sheet;
•Closed on the sale of five hydrogen facilities for gross cash proceeds of $530.0 million on April 17, 2020; and
•Issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes for net proceeds of approximately $987.5 million to be used for general corporate purposes. See “Note 20 - Subsequent Events” of our Notes to Condensed Consolidated Financial Statements for additional details related to the notes offering.
The 2025 Senior Secured Notes are guaranteed by certain of our current domestic subsidiaries. The 2025 Senior Secured Notes are senior obligations and are initially secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of our and our guarantors’ present and future assets (other than assets securing our Revolving Credit Facility and other excluded assets) and any future indebtedness and certain hedging obligations which are permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes to the extent of the value of the collateral. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
Inclusive of the measures and transactions described above, we estimate our liquidity to be approximately $2,000.0 million, based on our estimated May 1, 2020 cash and cash equivalents balance of $805.0 million (excluding cash related to PBFX), $151.0 million of additional available borrowing capacity and no subsequent borrowings under our Revolving Credit Facility. Assuming current commodity prices do not significantly weaken and working capital normalizes in May, we expect to realize an additional net working capital benefit and a Revolving Credit Facility borrowing base increase. However, if we continue to experience low crude oil prices and deteriorating market conditions, our borrowing capacity under our Revolving Credit Facility may be reduced.

As of March 31, 2020, we have no expected debt maturities due in 2020, and we have $48.7 million of debt obligations due over the next three years, excluding interest incurred on amounts we have borrowed and financing fees.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, we are exploring the following opportunities:
•Deferral of social security payroll tax matches that would otherwise be required in 2020;
•Receipt of a payroll tax credit in 2020, to the extent allowable, for expenses related to paying wages and health benefits to employees who are not working as a result of closures and reduced receipts associated with the COVID-19 pandemic; and
•Carryforward of tax loss incurred in 2020, as applicable, to utilize in future years when our 2020 tax return is filed.
We intend to seek any available potential benefits under the CARES Act, including loans, investments or guarantees, and any other such current or future government programs for which we qualify, including those described above. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.
While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, we believe that these strategic actions plus our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, and debt service requirements, for the next twelve months. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the impact that the COVID-19 pandemic is having on us and our industry is ongoing and unprecedented. The extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operation and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where we operate, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. As a result, we may require additional capital, and, from time to time, may pursue funding strategies in the capital markets or through private transactions to strengthen our liquidity and/or fund strategic initiatives. Such additional financing may not be available on favorable terms or at all.
Refer to “Business Developments” and “Part II - Other Information, Item 1A. Risk Factors” for further information.
Working Capital
PBF Energy’s working capital at March 31, 2020 was $263.8 million, consisting of $2,309.7 million in total current assets and $2,045.9 million in total current liabilities. PBF Energy’s working capital at December 31, 2019 was $1,314.5 million, consisting of $3,823.7 million in total current assets and $2,509.2 million in total current liabilities. PBF LLC’s working capital at March 31, 2020 was $229.5 million, consisting of $2,309.4 million in total current assets and $2,079.9 million in total current liabilities. PBF LLC’s working capital at December 31, 2019 was $1,281.7 million, consisting of $3,821.5 million in total current assets and $2,539.8 million in total current liabilities.
Working capital has decreased during the three months ended March 31, 2020 primarily as a result of losses for the period and the change in our LCM inventory adjustment, as well as capital expenditures, including turnaround costs, and dividends and distributions.

Capital Spending
Capital spending was $1,315.2 million for the three months ended March 31, 2020, which primarily included costs for the construction of the Delaware City refinery hydrogen plant, which is expected to be completed in the second quarter of 2020, turnaround costs at our Toledo refinery, safety related enhancements and facility improvements at our refineries, the Martinez Acquisition and approximately $6.1 million of capital expenditures related to PBFX. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, one of which is the reduction of approximately $357.0 million in 2020 planned capital expenses. We currently expect to spend an aggregate of approximately $325.0 million to $375.0 million in net capital expenditures during 2020, excluding PBFX, for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments. In addition, PBFX expects to spend an aggregate of approximately $12.0 million to $16.0 million in net capital expenditures during the remainder of 2020.
On February 1, 2020 we acquired the Martinez refinery and related logistic assets. The purchase price for the Martinez Acquisition was $960.0 million in cash, plus final working capital of $216.1 million and $77.3 million in the Martinez Contingent Consideration. The transaction was financed through a combination of cash on hand, including proceeds from our 2028 Senior Notes, and borrowings under our Revolving Credit Facility.
Contractual Obligations and Commitments
In connection with the Martinez Acquisition and related financing transactions, including the 2028 Senior Notes offering and the redemption of the 2023 Senior Notes, we entered into or assumed certain contractual obligations and commitments, as described below, not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
In connection with the issuance of the 2028 Senior Notes and the redemption of the 2023 Senior Notes during the three months ended March 31, 2020, our long-term debt obligations were reduced in 2023 for the $500.0 million redemption of the 2023 Senior Notes and increased in 2028 by $1.0 billion for the issuance of the 2028 Senior Notes. The 2028 Senior Notes pay interest semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2020 and will mature on February 15, 2028. During the first quarter of 2020, we also incurred borrowings under the Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. At March 31, 2020, we had outstanding borrowings under the Revolving Credit Facility of $900.0 million that are currently due in May 2023. As a result of this debt activity, our obligation to make interest payments on outstanding debt increased as follows: $8.5 million in 2020, $43.0 million in 2021 and 2022, $32.5 million in 2023, and a $60.0 million annually thereafter until the maturity of the 2028 Senior Notes.
Refer to “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements for further information.
We have entered into certain leases and other rental-related agreements in connection with the Martinez Acquisition that resulted in additional contractual obligations as follows: $11.3 million in 2020, $20.2 million in aggregate in 2021 and 2022, $18.9 million in aggregate in 2023 and 2024 and $37.4 million thereafter.
In connection with the Martinez Acquisition, we entered into various five-year crude supply agreements for approximately 145,000 bpd, which are subject to certain volume reductions at our discretion. Following the COVID-19 pandemic and extraordinary market disruption and volatility that it has caused, there has been a significant decrease in the market price of crude oil. While the extent of this market disruption and duration of significantly lower crude oil prices is uncertain, if it does persist for an extended period of time, our obligations for our crude and feedstock supply agreements would be significantly less than the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The information above does not include future interest and principal payments related to the May 2020 issuance of $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The 2025 Senior Secured Notes pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2020 and will mature on May 15, 2025. Additionally, in connection with our sale of five hydrogen facilities subsequent to March 31, 2020, we have agreed to enter into long-term off-take arrangements covering hydrogen produced at each of the five plants on terms in line with similar arrangements in place elsewhere in its refining system. Refer to “Note 20 - Subsequent Events” of our Notes to Condensed Consolidated Financial Statements for further information.
Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit, if open credit terms are exceeded, and arrange for shipment. We pay for the crude when invoiced, at which time any applicable letters of credit are lifted. We have a contract with Saudi Arabian Oil Company (“Saudi Aramco”) pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the acquisition of the Chalmette refinery we entered into a contract with Petróleos de Venezuela S.A. (“PDVSA”) for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA. Notwithstanding the suspension, the recent U. S. sanctions imposed against PDVSA and Venezuela would prevent us from purchasing crude oil under this agreement. In connection with the closing of the acquisition of the Torrance refinery, we entered into a crude supply agreement with Exxon Mobil Oil Corporation (“ExxonMobil”) for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
We have entered into various five-year crude supply agreements with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have entered into certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
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
At March 31, 2020, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $270.8 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2020, other than outstanding letters of credit of approximately $198.0 million.
Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of March 31, 2020, PBF Energy has recognized a liability for the Tax Receivable Agreement of $385.1 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $7.08 per share (the closing price on March 31, 2020) and that LIBOR were to be 1.85%, we estimate as of March 31, 2020 that the aggregate amount of these accelerated payments would have been approximately $330.2 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the three months ended March 31, 2020, PBF LLC made aggregate non-tax quarterly distributions of $36.2 million, or $0.30 per unit to its members, of which $35.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 17, 2020.
While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, we expect our future results subsequent to the quarter ending March 31, 2020 will be adversely impacted in a significant manner. As part of our strategic plan to navigate these current extraordinary and volatile markets, we have suspended PBF Energy’s quarterly dividend of $0.30 per share on its Class A common stock. We will continue to monitor and evaluate our dividend policy as market conditions develop and our business outlook becomes clearer.

The declaration, amount and payment of any future dividends on shares of PBF Energy Class A common stock will be at the sole discretion of PBF Energy’s Board Of Directors, and we are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members).
PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic will have on its business, PBFX has decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, which represents a short term shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources. However, PBFX intends to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis, based on the number of common units outstanding as of March 31, 2020.
During the three months ended March 31, 2020, PBFX made quarterly cash distributions totaling $32.3 million of which $15.6 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On May 15, 2020, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on June 17, 2020 to PBFX common unitholders of record at the close of business on May 27, 2020.
As of March 31, 2020, PBFX had $4.8 million outstanding letters of credit and $112.2 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $116.0 million to fund its operations, if necessary. Accordingly, as of March 31, 2020, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to PBFX to make distributions to unitholders.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are included in our annual report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, the following accounting policy is included as it involves estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
Impairment of Long-Lived Assets
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.

The global crisis resulting from the COVID-19 pandemic has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the significant decrease in PBF Energy’s stock price as of the end of the three months ended March 31, 2020 and noticeable reduction in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an interim impairment assessment on certain long-lived assets as of March 31, 2020. As a result of the interim impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements.

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
The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with the movements made by the world’s largest oil producers to increase market share in the current environment has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future.
At March 31, 2020 and December 31, 2019, we had gross open commodity derivative contracts representing 6.3 million barrels and 11.3 million barrels, respectively, with an unrealized net gain of $2.4 million and $0.2 million, respectively. The open commodity derivative contracts as of March 31, 2020 expire at various times during 2020.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.5 million barrels and 30.2 million barrels at March 31, 2020 and December 31, 2019, respectively. The average cost of our hydrocarbon inventories was approximately $75.82 and $79.63 per barrel on a LIFO basis at March 31, 2020 and December 31, 2019, respectively, excluding the net impact of LCM inventory adjustments of approximately $1,687.2 million and $401.6 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 100 million MMBTUs of natural gas in total across our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $100.0 million.

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
Certain of these compliance contracts or instruments qualify as derivative instruments. We generally elect the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $24.9 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $4.6 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $12.8 million at March 31, 2020. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.1 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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
We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic combined with the movements made by the world’s largest oil producers to increase market share in the current environment, which have introduced significant volatility in the financial markets subsequent to our year ended December 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2020. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
On February 1, 2020, we completed the Martinez Acquisition. We are in the process of integrating Martinez Refining Company LLC’s (“Martinez Refining”) operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal controls over financial reporting of Martinez Refining. We expect the integration of Martinez Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition. Martinez Refining accounts for approximately 9% of our total assets and approximately 9% of our total revenues as of and for the quarter ended March 31, 2020.
Management has not identified any other changes in PBF Energy's or PBF LLC’s internal controls over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to DCR for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment sought $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. Pursuant to a settlement agreement entered into on or about July 11, 2019 by and between DCR and DNREC (“Settlement Agreement”), DCR resolved this and other Notices of Violation (“NOV”) as well as potential claims available to DNREC for any noncompliance with air quality matters related to activities at the Delaware City refinery occurring between June 1, 2010 and October 31, 2018, including associated Title V Permit deviations and particulate matter emissions from certain coke management facilities. The Settlement Agreement provides for resolution of DNREC’s claims, a penalty payment by DCR of $950,000, and no admission of liability by DCR. The Settlement Agreement will also result in modification and reissuance by DNREC of certain air quality permits for the Delaware City refinery to resolve objections made by DCR to certain prior permit conditions. Testing of the aforementioned coke management facilities was conducted in September 2019 and confirmed compliance with operating permit limits.
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC asserted that the Delaware City refinery had violated the Secretary’s 2013 Order by allegedly failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and allegedly misrepresenting the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under settlement agreement. DNREC has confirmed that DCR has fully satisfied its obligations under the agreement, and therefore that the resolution of liability provided under the agreement has taken effect.

On December 28, 2016, DNREC issued the Coastal Zone Act permit for ethanol (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In February of 2020, the Superior Court scheduled a conference with counsel for April 3, 2020 to discuss the issues. In addition, the Superior Court issued to the parties a letter, dated March 4, 2020, reporting that the Court would not retain jurisdiction and that the case could proceed to a merits hearing before the Coastal Zone Board. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing.

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
On September 3, 2019, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the second half of 2016 for $465,000. On April 3, 2020, we settled this NOV for $350,000.
On May 8, 2020, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the first half of 2017 for $878,450. We are evaluating the allegations and will be communicating with the SCAQMD regarding the allegations and the settlement offer upon the completion of our review.
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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles (the “Court”) and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. On March 17, 2019, plaintiffs filed with the court a Notice of Motion and Motion for Preliminary Approval of Settlement Agreement for the Court’s approval of the proposed settlement pursuant to which Torrance Refining would pay $2.9 million to resolve the matter and receive a full release and discharge from any and all claims and make no admission of any wrongdoing or liability. The Court has scheduled a hearing on May 1, 2020 to consider the settlement. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. Discovery has been served by the parties. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., us and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by us. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. We have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. Discovery has been served by the parties. We cannot currently estimate the amount or the timing of the resolution of this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019:
Risks Relating to Our Business and Industry
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets are significantly affecting our business, financial condition and results of operations and may continue to do so, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets are negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. In addition, movements made by the world’s largest oil producers to increase market share in the current environment, combined with the impact of the COVID-19 pandemic, has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future. The full impact of the COVID-19 pandemic and these market developments is unknown and is rapidly evolving. The full extent to which the COVID-19 pandemic and these market developments negatively impact our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are working with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are limiting onsite staff at all of our facilities to essential operational personnel. As a result, we are carefully evaluating projects at our refineries and limiting or postponing projects and other non-essential work. Based on market conditions, our refineries are currently operating at minimum rates. We plan to significantly reduce capital expenditures in the near term, while intending to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may subject us to fines or penalties assessed by governmental authorities or may result in an environmental or safety incident. We may also be subject to liability as a result of claims by impacted workers.
If we continue to experience low crude oil prices and deteriorating market conditions, our borrowing capacity under our Revolving Credit Facility may be reduced. As a result, we may require additional capital, and such additional financing may not be available on favorable terms or at all.

Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates, substantially reduced travel and reduced business and consumer spending, also affect our business. Business closings and layoffs in the markets we operate may adversely affect demand for our refined products. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of PBF Energy’s Class A common stock, which has already significantly declined in recent weeks, could decline further.
In addition, our results and financial condition may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. refining industry, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow.
Furthermore, the current COVID-19 pandemic has caused disruption in the financial markets and the businesses of financial institutions. These factors have caused a slowdown in the decision-making of these institutions, which may affect the timing on which we may obtain any additional funding. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows and our ability to service our indebtedness and other obligations.
To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Current Report on Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC after the date of this Current Report on Form 10-Q.
Our working capital, cash flows and liquidity can be significantly impacted by volatility in commodity prices and refined product demand.
Payment terms for our crude oil purchases are typically longer than those terms we extend to our customers for sales of refined products. Additionally, reductions in crude oil purchases tend to lag demand decreases for our refined products. As a result of this timing differential, the payables for our crude oil purchases are generally proportionally larger than the receivables for our refined product sales. As we are normally in a net payables position, a decrease in commodity prices generally results in a use of working capital. Given we process a significant volume of crude oil, the impact can materially affect our working capital, cash flows and liquidity.

PBF Energy has suspended its quarterly dividend and cannot assure you that it will declare dividends in the future or have the available cash to make any future dividend payments.
On March 30, 2020, PBF Energy announced that it has suspended its quarterly dividend of $0.30 per share on its Class A common stock as part of its strategic plan to respond to the impact of the COVID-19 outbreak and related market activity. PBF Energy is not obligated under any applicable laws, its governing documents or any contractual agreements with its existing and prior owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). Any future declaration, amount and payment of any dividends will be at the sole discretion of our board of directors, however, because the impact of the COVID-19 outbreak and related market activity is difficult to predict, no assurance can be made when or whether our board of directors will determine to declare a dividend in the future. Our board of directors may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, including acquisitions, tax, legal, regulatory and contractual restrictions and implications, including under our subsidiaries’ outstanding debt documents, and such other factors as our board of directors may deem relevant in determining whether to declare or pay any dividend. Because PBF Energy is a holding company with no material assets (other than the equity interests of its direct subsidiary), its cash flow and ability to pay dividends is dependent upon the financial results and cash flows of its indirect subsidiaries PBF Holding and PBFX and their respective operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. The direct and indirect subsidiaries of PBF Energy are separate and distinct legal entities and have no obligation to make any funds available to it other than in the case of certain intercompany transactions. As a result, if PBF Energy does not declare or pay dividends you may not receive any return on an investment in PBF Energy Class A common stock unless you sell PBF Energy Class A common stock for a price greater than that which you paid for it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended March 31, 2020, there were 203,277 PBF LLC Series A Units exchanged for 203,277 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

2.2	Amendment No. 1 dated February 1, 2020 to Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated February 6, 2020 (File No. 001-35764)).

4.1	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.2	Registration Rights Agreement dated January 24, 2020, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.3*	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (2028 Senior Notes).

4.4*	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (2025 Senior Notes).

4.5	Eighth Supplemental Indenture dated March 4, 2020, among PBFX Ace Holdings LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-36446)).

10.1*	Joinder Agreement to the ABL Security Agreement dated as of February 1, 2020, among Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent.

10.2*	Joinder Agreement to the Credit Agreement dated as of February 1, 2020, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent to Senior Secured Revolving Credit Agreement dated as of May 2, 2018.

10.3*	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018

10.4*†	Consent to Temporary Reduction of Biweekly Installments of Base Salary for Thomas Nimbley.

10.5*†	Consent to Temporary Reduction of Biweekly Installments of Base Salary for Charles Erik Young.

10.6*†	Consent to Temporary Reduction of Biweekly Installments of Base Salary for Timothy Paul Davis.

10.7*†	Consent to Temporary Reduction of Biweekly Installments of Base Salary for Thomas O’Connor.

10.8*†	Consent to Temporary Reduction of Biweekly Installments of Base Salary for Matthew Lucey.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————

*	Filed herewith.
†	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	May 15, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	May 15, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)