Form 10-Q
period 2020-06-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2020-07-31
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
PBF Energy Inc.    Yes ☐ No ☑
PBF Energy Company LLC Yes ☐ No ☑

As of July 28, 2020, PBF Energy Inc. had outstanding 120,148,336 shares of Class A common stock and 17 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of June 30, 2020. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Form 10-Q”) is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of June 30, 2020. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2020, PBF LLC also holds a 48.0% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (“MLP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2019 of PBF Energy and PBF LLC, which we refer to as our 2019 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the effect of the recent novel coronavirus (“COVID-19”) pandemic and related governmental and consumer responses on our business, financial condition and results of operations;
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

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $21.6 and $35.0, respectively)	$1,225.2	$814.9
Accounts receivable	429.0	835.0
Inventories	1,620.2	2,122.2
Prepaid and other current assets	112.7	51.6
Total current assets	3,387.1	3,823.7

Property, plant and equipment, net (PBFX: $841.5 and $854.6, respectively)	4,988.7	4,023.2
Deferred tax assets	182.8	—
Lease right of use assets	489.0	330.6
Deferred charges and other assets, net	1,025.7	954.9
Total assets	$10,073.3	$9,132.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$423.4	$601.4
Accrued expenses	1,444.7	1,815.6
Deferred revenue	20.5	20.1
Current operating lease liabilities	148.6	72.1
Total current liabilities	2,037.2	2,509.2

Long-term debt (PBFX: $768.1 and $802.1, respectively)	4,092.8	2,064.9
Payable to related parties pursuant to Tax Receivable Agreement	385.1	373.5
Deferred tax liabilities	41.3	96.9
Long-term operating lease liabilities	257.3	233.1
Long-term financing lease liabilities	70.0	18.4
Other long-term liabilities	299.9	250.9
Total liabilities	7,183.6	5,546.9

Commitments and contingencies (Note 9)

Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,032,858 shares outstanding at June 30, 2020, 119,804,971 shares outstanding at December 31, 2019	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 17 shares outstanding at June 30, 2020, 20 shares outstanding at December 31, 2019	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at June 30, 2020 and December 31, 2019	—	—
Treasury stock, at cost, 6,455,930 shares outstanding at June 30, 2020 and 6,424,787 shares outstanding at December 31, 2019	(165.7)	(165.7)
Additional paid in capital	2,832.7	2,812.3
Retained earnings (Accumulated deficit)	(311.5)	401.2
Accumulated other comprehensive loss	(10.8)	(8.3)
Total PBF Energy Inc. equity	2,344.8	3,039.6
Noncontrolling interest	544.9	545.9
Total equity	2,889.7	3,585.5
Total liabilities and equity	$10,073.3	$9,132.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,515.8	$6,560.0	$7,793.3	$11,776.2

Cost and expenses:
Cost of products and other	1,753.1	5,955.8	7,716.4	10,165.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	442.1	433.2	973.8	912.2
Depreciation and amortization expense	122.3	104.2	239.0	207.2
Cost of sales	2,317.5	6,493.2	8,929.2	11,284.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.9	53.6	140.4	111.2
Depreciation and amortization expense	2.8	2.9	5.7	5.7
Change in fair value of contingent consideration	(12.1)	—	(64.9)	—
(Gain) loss on sale of assets	(471.1)	0.8	(471.1)	0.8
Total cost and expenses	1,895.0	6,550.5	8,539.3	11,402.1

Income (loss) from operations	620.8	9.5	(746.0)	374.1

Other income (expense):
Interest expense, net	(65.5)	(42.1)	(114.7)	(81.6)
Change in Tax Receivable Agreement liability	—	—	(11.6)	—
Change in fair value of catalyst obligations	(5.1)	0.5	6.6	(2.6)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	—	2.1	(0.1)
Income (loss) before income taxes	551.3	(32.1)	(885.8)	289.8
Income tax expense (benefit)	138.3	(10.5)	(236.3)	70.0
Net income (loss)	413.0	(21.6)	(649.5)	219.8
Less: net income attributable to noncontrolling interests	23.9	10.6	27.3	22.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$389.1	$(32.2)	$(676.8)	$197.0

Weighted-average shares of Class A common stock outstanding
Basic	120,010,882	119,181,845	119,499,392	119,885,386
Diluted	121,428,900	119,181,845	120,612,601	122,020,444
Net income (loss) available to Class A common stock per share:
Basic	$3.24	$(0.27)	$(5.66)	$1.64
Diluted	$3.23	$(0.27)	$(5.67)	$1.63

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$413.0	$(21.6)	$(649.5)	$219.8
Other comprehensive income (loss):
Unrealized gain on available for sale securities	0.1	0.3	0.7	0.3
Net gain (loss) on pension and other post-retirement benefits	0.2	0.2	(3.2)	0.4
Total other comprehensive income (loss)	0.3	0.5	(2.5)	0.7
Comprehensive income (loss)	413.3	(21.1)	(652.0)	220.5
Less: comprehensive income attributable to noncontrolling interests	23.9	10.8	27.3	22.9
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$389.4	$(31.9)	$(679.3)	$197.6

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2020	119,986,604	$0.1	18	$—	$2,825.6	$(700.6)	$(11.1)	6,455,792	$(165.7)	$531.2	$2,479.5

Comprehensive Income	—	—	—	—	—	389.1	0.3	—	—	23.9	413.3
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(9.9)	(9.9)
Stock-based compensation	—	—	—	—	6.7	—	—	—	—	0.9	7.6
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	46,392	—	(1)	—	0.4	—	—	—	—	(0.4)	—
Treasury stock purchases	(138)	—	—	—	—	—	—	138	—	—	—
Other	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, June 30, 2020	120,032,858	$0.1	17	$—	$2,832.7	$(311.5)	$(10.8)	6,455,930	$(165.7)	$544.9	$2,889.7

Balance, March 31, 2019	119,848,135	$0.1	20	$—	$2,722.5	$419.1	$(22.2)	6,303,932	$(161.8)	$489.1	$3,446.8

Comprehensive Income (loss)	—	—	—	—	—	(32.4)	0.5	—	—	10.8	(21.1)
Exercise of warrants and options	2,500	—		—	0.1	—	—	—	—	—	0.1
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(16.8)	(16.8)
Stock-based compensation	45,635	—	—	—	7.7	—	—	—	—	3.4	11.1
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Issuance of additional PBFX common units	—	—	—	—	69.6	—	—	—	—	62.9	132.5
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	0.1	—	—	—	—	—	0.1
Treasury stock purchases	(11,829)	—	—	—	0.4	—	—	11,829	(0.4)	—	—
Other	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2019	119,894,441	$0.1	20	$—	$2,800.4	$350.8	$(21.7)	6,315,761	$(162.2)	$545.7	$3,513.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5
Comprehensive Income (loss)	—	—	—	—	—	(676.8)	(2.5)	—	—	27.3	(652.0)
Exercise of warrants and options	7,500	—	—	—	0.2	—	—	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(27.0)	(27.0)
Stock-based compensation	1,861	—	—	—	13.5	—	—	—	—	2.2	15.7
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	249,669	—	(3)	—	2.3	—	—	—	—	(2.3)	—
Treasury stock purchases	(31,143)	—	—	—	—	—	—	31,143	—	—	—
Other	—	—	—	—	5.3	—	—	—	—	(0.8)	4.5
Balance, June 30, 2020	120,032,858	$0.1	17	$—	$2,832.7	$(311.5)	$(10.8)	6,455,930	$(165.7)	$544.9	$2,889.7

Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive Income	—	—	—	—	—	196.9	0.7	—	—	22.9	220.5
Exercise of warrants and options	7,525	—	—	—	0.2	—	—	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(1.0)	—	—	—	—	—	(1.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(30.0)	(30.0)
Stock-based compensation	44,225	—	—	—	13.9	—	—	—	—	4.4	18.3
Dividends ($0.60 per common share)	—	—	—	—	—	(71.9)	—	—	—	—	(71.9)
Issuance of additional PBFX common units	—	—	—	—	152.0	—	—	—	—	(19.5)	132.5
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	0.1	—	—	—	—	—	0.1
Treasury stock purchases	(41,500)	—	—	—	1.4	—	—	41,500	(1.4)	—	—
Other	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2019	119,894,441	$0.1	20	$—	$2,800.4	$350.8	$(21.7)	6,315,761	$(162.2)	$545.7	$3,513.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(649.5)	$219.8
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	254.0	218.4
Stock-based compensation	18.7	20.0
Change in fair value of catalyst obligations	(6.6)	2.6
Deferred income taxes	(236.7)	68.2
Change in Tax Receivable Agreement liability	11.6	—
Non-cash change in inventory repurchase obligations	(25.7)	35.0
Non-cash lower of cost or market inventory adjustment	701.4	(324.0)
Change in fair value of contingent consideration	(64.9)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	27.3	22.4
(Gain) loss on sale of assets	(471.1)	0.8

Changes in operating assets and liabilities:
Accounts receivable	406.0	(271.6)
Inventories	24.8	(124.6)
Prepaid and other current assets	(55.7)	(35.1)
Accounts payable	(192.2)	(33.5)
Accrued expenses	(366.0)	197.8
Deferred revenue	0.4	5.2
Other assets and liabilities	(26.8)	(28.8)
Net cash used in operating activities	$(628.8)	$(27.4)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(120.4)	(206.1)
Expenditures for deferred turnaround costs	(159.2)	(261.9)
Expenditures for other assets	(7.2)	(33.9)
Acquisition of Martinez refinery	(1,176.2)	—
Proceeds from sale of assets	529.4	—
Net cash used in investing activities	$(933.6)	$(501.9)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Net proceeds from issuance of PBFX common units	$—	$132.5
Distributions to PBF Energy Company LLC members other than PBF Energy	(0.4)	(2.4)
Distributions to PBFX public unitholders	(26.5)	(29.2)
Dividend payments	(35.9)	(71.7)
Proceeds from 2025 9.25% Senior Secured Notes	1,000.0	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Proceeds from revolver borrowings	1,150.0	1,250.0
Repayments of revolver borrowings	(550.0)	(1,250.0)
Proceeds from PBFX revolver borrowings	100.0	196.0
Repayments of PBFX revolver borrowings	(135.0)	(101.0)
Repayments of PBF Rail Term Loan	(3.6)	(3.5)
Settlements of catalyst obligations	(8.8)	(1.2)
Payments on financing leases	(5.7)	—
Proceeds from insurance premium financing	33.8	18.9
Proceeds from stock options exercised	—	0.2
Purchase of treasury stock	—	(1.4)
Deferred financing costs and other	(27.7)	(1.1)
Net cash provided by financing activities	$1,972.7	$136.1

Net increase (decrease) in cash and cash equivalents	410.3	(393.2)
Cash and cash equivalents, beginning of period	814.9	597.3
Cash and cash equivalents, end of period	$1,225.2	$204.1

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$29.9	$39.9
Assets acquired under operating and financing leases	224.3	296.2
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Cash paid during the period for:
Interest (net of capitalized interest of $5.9 and $8.1 in 2020 and 2019, respectively)	$73.0	$72.1
Income taxes	0.6	1.6
See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $21.6 and $35.0, respectively)	$1,225.1	$813.7
Accounts receivable	429.0	834.0
Inventories	1,620.2	2,122.2
Prepaid and other current assets	112.7	51.6
Total current assets	3,387.0	3,821.5

Property, plant and equipment, net (PBFX: $841.5 and $854.6, respectively)	4,988.7	4,023.2
Lease right of use assets	489.0	330.6
Deferred charges and other assets, net	1,024.6	953.8
Total assets	$9,889.3	$9,129.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$423.4	$601.4
Accrued expenses	1,481.3	1,846.2
Deferred revenue	20.5	20.1
Current operating lease liabilities	148.6	72.1
Total current liabilities	2,073.8	2,539.8

Long-term debt (PBFX: $768.1 and $802.1, respectively)	4,092.8	2,064.9
Affiliate note payable	377.0	376.4
Deferred tax liabilities	41.3	31.4
Long-term operating lease liabilities	257.3	233.1
Long-term financing lease liabilities	70.0	18.4
Other long-term liabilities	299.9	250.9
Total liabilities	7,212.1	5,514.9

Commitments and contingencies (Note 9)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 975,625 and 1,215,317 issued and outstanding at June 30, 2020 and December 31, 2019, no par or stated value	17.6	20.0
Series C Units, 120,054,089 and 119,826,202 issued and outstanding at June 30, 2020 and December 31, 2019, no par or stated value	2,204.4	2,189.4
Treasury stock, at cost	(165.7)	(165.7)
Retained earnings	179.8	1,142.4
Accumulated other comprehensive loss	(8.6)	(9.7)
Total PBF Energy Company LLC equity	2,227.5	3,176.4
Noncontrolling interest	444.6	432.7
Total equity	2,672.1	3,609.1
Total liabilities, Series B units and equity	$9,889.3	$9,129.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,515.8	$6,560.0	$7,793.3	$11,776.2

Cost and expenses:
Cost of products and other	1,753.1	5,955.8	7,716.4	10,165.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	442.1	433.2	973.8	912.2
Depreciation and amortization expense	122.3	104.2	239.0	207.2
Cost of sales	2,317.5	6,493.2	8,929.2	11,284.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.6	53.2	140.1	110.5
Depreciation and amortization expense	2.8	2.9	5.7	5.7
Change in fair value of contingent consideration	(12.1)	—	(64.9)	—
(Gain) loss on sale of assets	(471.1)	0.8	(471.1)	0.8
Total cost and expenses	1,894.7	6,550.1	8,539.0	11,401.4

Income (loss) from operations	621.1	9.9	(745.7)	374.8

Other income (expense):
Interest expense, net	(68.1)	(44.5)	(119.8)	(86.0)
Change in fair value of catalyst obligations	(5.1)	0.5	6.6	(2.6)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	—	2.1	(0.1)
Income (loss) before income taxes	549.0	(34.1)	(879.0)	286.1
Income tax (benefit) expense	(4.4)	1.8	9.8	(5.4)
Net income (loss)	553.4	(35.9)	(888.8)	291.5
Less: net income attributable to noncontrolling interests	19.5	11.1	37.5	20.1
Net income (loss) attributable to PBF Energy Company LLC	$533.9	$(47.0)	$(926.3)	$271.4

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$553.4	$(35.9)	$(888.8)	$291.5
Other comprehensive income:
Unrealized gain on available for sale securities	0.1	0.3	0.7	0.3
Net gain on pension and other post-retirement benefits	0.2	0.2	0.4	0.4
Total other comprehensive income	0.3	0.5	1.1	0.7
Comprehensive income (loss)	553.7	(35.4)	(887.7)	292.2
Less: comprehensive income attributable to noncontrolling interests	19.5	11.1	37.5	20.1
Comprehensive income (loss) attributable to PBF Energy Company LLC	$534.2	$(46.5)	$(925.2)	$272.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, March 31, 2020	1,019,916	$18.0	120,007,835	$2,197.3	$(8.9)	$(354.1)	$434.9	$(165.7)	$2,121.5
Comprehensive Income	—	—	—	—	0.3	533.9	19.5	—	553.7
Exercise of Series A warrants and options, net	2,101	—	—	—	—	—	—	—	—
Exchange of Series A units for PBF Energy Class A common stock	(46,392)	(0.4)	46,392	0.4	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(9.9)	—	(9.9)
Stock-based compensation	—	—	—	6.7	—	—	0.9	—	7.6
Treasury stock purchases	—	—	(138)	—	—	—	—	—	—
Other	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance, June 30, 2020	975,625	$17.6	120,054,089	$2,204.4	$(8.6)	$179.8	$444.6	$(165.7)	$2,672.1

Balance, March 31, 2019	1,206,325	$20.2	119,869,366	$2,098.5	$(23.7)	$1,196.3	$374.2	$(161.8)	$3,503.7
Comprehensive Income (loss)	—	—	—	—	0.5	(47.0)	11.1	—	(35.4)
Exercise of Series A warrants and options, net	10,000	0.1	2,500	0.1	—	—	—	—	0.2
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(91.1)	(16.8)	—	(107.9)
Issuance of additional PBFX common units	—	—	—	69.6	—	—	62.9	—	132.5
Stock-based compensation	—	—	45,635	7.7	—	—	3.4	—	11.1
Treasury stock purchases	—	—	(11,829)	0.4	—	—	—	(0.4)	—
Other	—	—	—	—	—	—	(1.8)	—	(1.8)
Balance, June 30, 2019	1,206,325	$20.2	119,915,672	$2,176.4	$(23.2)	$1,058.2	$433.0	$(162.2)	$3,502.4

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1
Comprehensive Income (loss)	—	—	—	—	1.1	(926.3)	37.5	—	(887.7)
Exercise of Series A warrants and options, net	9,977	(0.1)	7,500	(0.8)	—	—	—	—	(0.9)
Exchange of Series A units for PBF Energy Class A common stock	(249,669)	(2.3)	249,669	2.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(27.0)	—	(63.3)
Stock-based compensation	—	—	1,861	13.5	—	—	2.2	—	15.7
Treasury stock purchases	—	—	(31,143)	—	—	—	—	—	—
Other	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance, June 30 , 2020	975,625	$17.6	120,054,089	$2,204.4	$(8.6)	$179.8	$444.6	$(165.7)	$2,672.1

Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive Income	—	—	—	—	0.7	271.4	20.1	—	292.2
Exercise of Series A warrants and options, net	10,000	0.1	7,525	(0.8)	—	—	—	—	(0.7)
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(127.5)	(30.0)	—	(157.5)
Issuance of additional PBFX common units	—	—	—	152.0	—	—	(19.5)	—	132.5
Stock-based compensation	—	—	44,225	13.9	—	—	4.4	—	18.3
Treasury stock purchases	—	—	(41,500)	1.4	—	—	—	(1.4)	—
Other	—	—	—	—	—	—	(1.8)	—	(1.8)
Balance, June 30, 2019	1,206,325	$20.2	119,915,672	$2,176.4	$(23.2)	$1,058.2	$433.0	$(162.2)	$3,502.4

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(888.8)	$291.5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	254.0	218.4
Stock-based compensation	18.7	20.0
Change in fair value of catalyst obligations	(6.6)	2.6
Deferred income taxes	9.8	(5.3)
Non-cash change in inventory repurchase obligations	(25.7)	35.0
Non-cash lower of cost or market inventory adjustment	701.4	(324.0)
Change in fair value of contingent consideration	(64.9)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	27.3	22.4
(Gain) loss on sale of assets	(471.1)	0.8

Changes in operating assets and liabilities:
Accounts receivable	404.9	(271.6)
Inventories	24.8	(124.6)
Prepaid and other current assets	(55.7)	(35.6)
Accounts payable	(192.2)	(33.5)
Accrued expenses	(360.0)	202.0
Deferred revenue	0.4	5.2
Other assets and liabilities	(26.7)	(28.8)
Net cash used in operating activities	$(628.2)	$(25.5)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(120.4)	(206.1)
Expenditures for deferred turnaround costs	(159.2)	(261.9)
Expenditures for other assets	(7.2)	(33.9)
Acquisition of Martinez refinery	(1,176.2)	—
Proceeds from sale of assets	529.4	—
Net cash used in investing activities	$(933.6)	$(501.9)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Net proceeds from issuance of PBFX common units	$—	$132.5
Distributions to PBF Energy Company LLC members	(36.3)	(74.2)
Distributions to PBFX public unitholders	(26.5)	(29.2)
Proceeds from 2025 9.25% Senior Secured Notes	1,000.0	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Proceeds from revolver borrowings	1,150.0	1,250.0
Repayments of revolver borrowings	(550.0)	(1,250.0)
Proceeds from PBFX revolver borrowings	100.0	196.0
Repayments of PBFX revolver borrowings	(135.0)	(101.0)
Repayments of PBF Rail Term Loan	(3.6)	(3.5)
Settlements of catalyst obligations	(8.8)	(1.2)
Payments on financing leases	(5.7)	—
Proceeds from insurance premium financing	33.8	18.9
Affiliate note payable with PBF Energy Inc.	0.6	(0.8)
Proceeds from stock options exercised	—	0.1
Repurchase of treasury stock	—	(1.4)
Deferred financing costs and other	(27.8)	(1.1)
Net cash provided by financing activities	1,973.2	135.1

Net increase (decrease) in cash and cash equivalents	411.4	(392.3)
Cash and cash equivalents, beginning of period	813.7	596.0
Cash and cash equivalents, end of period	$1,225.1	$203.7

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$29.9	$39.9
Assets acquired under operating and financing leases	224.3	296.2
Affiliate note payable related to PBF LLC member distributions	—	53.2
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Cash paid during the period for:
Interest (net of capitalized interest of $5.9 and $8.1 in 2020 and 2019, respectively)	$73.0	$72.1
Income taxes	0.1	0.7

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
PBF Energy holds a 99.2% economic interest in PBF LLC as of June 30, 2020 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of June 30, 2020, PBF Energy held 120,054,089 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 975,625 PBF LLC Series A Units.
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
As of June 30, 2020, PBF LLC also held a 48.0% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 11 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of June 30, 2020, Financing lease right-of-use assets, previously included in Deferred charges and other assets, net, in the Condensed Consolidated Balance Sheets, are reflected within Lease right-of-use assets, which is inclusive of both operating and financing lease right-of-use assets. Financing lease liabilities, previously included in Other long-term liabilities, in the Condensed Consolidated Balance Sheets, are presented as separate line items in the Condensed Consolidated Financial Statements. The amounts related to such balance sheet accounts have also been reclassified in their respective footnotes for prior periods to conform to the 2020 presentation.
Interim Impairment Assessment
The global crisis resulting from the spread of the recent novel coronavirus (“COVID-19”) pandemic continues to have a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the sustained decrease in PBF Energy’s stock price as of the end of the second quarter, enduring throughput reductions across the Company’s refineries and continued decrease in demand for the Company’s products during the quarter, the Company determined an impairment triggering event had occurred. As such, the Company performed an interim impairment assessment on certain long-lived assets as of June 30, 2020. As a result of the interim impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses” (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU does not currently impact the Company’s Condensed Consolidated Financial Statements. Refer to “Note 4 - Current Expected Credit Losses” for further disclosure related to our adoption of this pronouncement.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the effects of reference rate reform on financial reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)”: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of June 30, 2020, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of June 30, 2020, PBF LLC held a 48.0% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 52.0% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.

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
The Company accounted for the Martinez Acquisition as a business combination under GAAP whereby it recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The purchase price and fair value allocation may be subject to adjustment pending completion of the final purchase valuation, which was in process as of June 30, 2020.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value Allocation
Inventories	$224.1
Prepaid and other current assets	5.4
Property, plant and equipment	987.9
Operating lease right of use assets (a)	7.8
Financing lease right of use assets (a)	63.5
Deferred charges and other assets, net	63.7
Accrued expenses	(1.4)
Current operating lease liabilities	(1.9)
Current financing lease liabilities (b)	(6.0)
Long-term operating lease liabilities	(5.9)
Long-term financing lease liabilities	(57.5)
Other long-term liabilities - Environmental obligation	(26.3)
Fair value of net assets acquired	$1,253.4
(a) Operating and Financing lease right of use assets are recorded in Lease right of use assets within the Condensed Consolidated Balance Sheet.
(b) Current financing lease liabilities are recorded in Accrued expenses within the Condensed Consolidated Balance Sheet.

The Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2020 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2019 does not include the results of operations of such assets. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Unaudited, in millions)
PBF Energy
Pro-forma revenues	$8,157.1	$13,861.4
Pro-forma net income (loss) attributable to PBF Energy Inc. stockholders	(707.8)	160.3

PBF LLC
Pro-forma revenues	$8,157.1	$13,861.4
Pro-forma net income (loss) attributable to PBF LLC	(957.6)	234.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Expenses
The Company incurred acquisition-related costs of $10.8 million for the six months ended June 30, 2020 consisting primarily of first quarter consulting and legal expenses related to the Martinez Acquisition. There were no material acquisition-related expenses during the three months ended June 30, 2020. The Company incurred acquisition-related costs of $3.2 million and $3.3 million for the three and six months ended June 30, 2019 consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2020 and December 31, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

June 30, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,254.0	$—	$1,254.0
Refined products and blendstocks	1,056.3	277.2	1,333.5
Warehouse stock and other	135.7	—	135.7
	$2,446.0	$277.2	$2,723.2
Lower of cost or market adjustment	(965.7)	(137.3)	(1,103.0)
Total inventories	$1,480.3	$139.9	$1,620.2

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (the “East Coast Refineries”), and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the East Coast Refineries and at PBFX’s assets acquired from Crown Point International, LLC in October 2018 (together with the Company’s storage tanks at the East Coast Refineries, the “J. Aron Storage Tanks”).
During the three months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $584.2 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $1,687.2 million at March 31, 2020 to $1,103.0 million at June 30, 2020. During the six months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $701.4 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,103.0 million at June 30, 2020.
During the three months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income by $182.0 million, reflecting the net change in the LCM inventory reserve from $145.8 million at March 31, 2019 to $327.8 million at June 30, 2019. During the six months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $324.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $327.8 million at June 30, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	June 30, 2020	December 31, 2019
Inventory-related accruals	$536.4	$1,103.2
Inventory intermediation agreements	228.7	278.1
Renewable energy credit and emissions obligations	203.1	17.7
Excise and sales tax payable	121.4	98.6
Accrued transportation costs	80.8	88.7
Accrued refinery maintenance and support costs	48.0	16.9
Accrued interest	45.9	12.1
Accrued utilities	39.1	40.1
Accrued salaries and benefits	33.8	81.1
Environmental liabilities	13.7	12.8
Current finance lease liabilities	12.8	6.5
Contingent consideration	11.0	10.0
Accrued capital expenditures	10.6	32.2
Customer deposits	8.0	1.8
Other	51.4	15.8
Total accrued expenses	$1,444.7	$1,815.6

PBF LLC (in millions)	June 30, 2020	December 31, 2019
Inventory-related accruals	$536.4	$1,103.2
Inventory intermediation agreements	228.7	278.1
Renewable energy credit and emissions obligations	203.1	17.7
Excise and sales tax payable	121.4	98.6
Accrued transportation costs	80.8	88.7
Accrued interest	78.4	39.5
Accrued refinery maintenance and support costs	48.0	16.9
Accrued utilities	39.1	40.1
Accrued salaries and benefits	33.8	81.1
Environmental liabilities	13.7	12.8
Current finance lease liabilities	12.8	6.5
Contingent consideration	11.0	10.0
Accrued capital expenditures	10.6	32.2
Customer deposits	8.0	1.8
Other	55.5	19.0
Total accrued expenses	$1,481.3	$1,846.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2020 and December 31, 2019, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
Severance Costs
During the three months ended June 30, 2020, the Company reduced headcount across its refining operations in response to the current challenging market conditions, which resulted in a severance charge of approximately $12.9 million included within General and administrative expenses. The Company recorded this liability within Accrued salaries and benefits.

7. DEBT
Senior Notes
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, under which the Issuers issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”). The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations.
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
The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including PBF Holding’s Revolving Credit Facility and the Issuers’ 7.25% senior notes due 2025 (the “2025 Senior Notes”). The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 Senior Notes are rated investment grade.
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
2025 Senior Secured Notes
On May 13, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”). The Issuers received net proceeds of approximately $984.8 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses.
The 2025 Senior Secured Notes are guaranteed on a senior secured basis by the majority of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees are senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing PBF Holding's Revolving Credit Facility), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees are senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including PBF Holding’s Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes. The 2025 Senior Secured Notes and guarantees rank effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees are effectively subordinated to any

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
At any time prior to May 15, 2022, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2025 Senior Secured Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 109.250% of the principal amount of the 2025 Senior Secured Notes, plus any accrued and unpaid interest through the date of redemption. On or after May 15, 2022, the Issuers may redeem all or part of the 2025 Senior Secured Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption. In addition, prior to May 15, 2022, the Issuers may redeem all or part of the 2025 Senior Secured Notes at a “make-whole” redemption price described in the indenture, together with any accrued and unpaid interest to the date of redemption.
In addition, the Issuers may redeem in the aggregate up to 35% of the original aggregate principal amount of the 2025 Senior Secured Notes in an amount not to exceed the net cash proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the indenture) at a redemption price (expressed as a percentage of principal amount thereof) of 104.625%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, provided, however, that at least 65% of the original aggregate principal amount of 2025 Senior Secured Notes originally issued under the indenture remains outstanding after the occurrence of each such redemption.
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
The outstanding borrowings under the Revolving Credit Facility as of June 30, 2020 were $600.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. AFFILIATE NOTE PAYABLE - PBF LLC
As of June 30, 2020 and December 31, 2019, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $377.0 million and $376.4 million, respectively. During 2019, the note payable was amended to extend the maturity date from April 2020 to April 2030. The note has an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $118.0 million as of June 30, 2020 ($121.3 million as of December 31, 2019), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $158.9 million and $134.6 million at June 30, 2020 and December 31, 2019, respectively, of which $145.2 million and $121.8 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earning thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. The Martinez Contingent Consideration was $13.4 million as of June 30, 2020, representing the present value of expected future payments discounted at a blended rate of 13.6%. At June 30, 2020, the estimated undiscounted liability totaled $19.9 million, based on the Company’s anticipated future earn-out payments.
In connection with the PBFX acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”). Pursuant to the purchase and sale agreement, PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $27.9 million and $26.1 million as of June 30, 2020 and December 31, 2019, respectively, representing the present value of expected future payments discounted at a blended rate of 8.79%. At June 30, 2020, the estimated undiscounted liability totaled $31.3 million based on PBFX’s anticipated total annual earn-out payments. The acquired idled assets that are subject to the PBFX Contingent Consideration recommenced operations in October 2019.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of June 30, 2020 (99.0% as of December 31, 2019). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of June 30, 2020, PBF Energy has recognized a liability for the Tax Receivable Agreement of $385.1 million ($373.5 million as of December 31, 2019) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement.

10. LEASES
The Company leases office space, office equipment, refinery support facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right of use assets. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Interest expense for finance leases is incurred based on the carrying value of the lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
For substantially all classes of underlying assets, the Company has elected the practical expedient not to separate lease and non-lease components, which allows for combining the components if certain criteria are met. For certain leases of refinery support facilities, which have commenced subsequent to the year ended December 31, 2019, the Company accounts for the non-lease service component separately. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset has operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right of use assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of June 30, 2020 and December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Lease right of use assets	$407.7	$306.4
Finance lease assets	Lease right of use assets	81.3	24.2
Total lease right of use assets		$489.0	$330.6

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$148.6	$72.1
Finance lease liabilities	Accrued expenses	12.8	6.5
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	257.3	233.1
Finance lease liabilities	Long-term financing lease liabilities	70.0	18.4
Total lease liabilities		$488.7	$330.1

Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs (in millions)	2020	2019	2020	2019
Components of total lease costs:
Finance lease cost
Amortization of right of use assets	$3.6	$0.4	$6.5	$0.4
Interest on lease liabilities	1.1	0.2	2.0	0.2
Operating lease cost	42.1	26.0	70.3	52.2
Short-term lease cost	26.6	25.1	48.6	48.4
Variable lease cost	3.0	2.1	6.9	3.5
Total lease costs	$76.4	$53.8	$134.3	$104.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months) until the parties agree on a long-term supply agreement for the Products. The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement.
Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$70.8	$52.0
Operating cash flows for finance leases	2.0	0.2
Financing cash flows for finance leases	5.7	0.2
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	224.3	46.2

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2020:

Weighted average remaining lease term - operating leases	9.9 years
Weighted average remaining lease term - finance leases	7.6 years

Weighted average discount rate - operating leases	6.6%
Weighted average discount rate - finance leases	5.3%

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020:

Amounts due within twelve months of June, 30, (in millions)	Finance Leases	Operating Leases
2020	$16.8	$169.8
2021	13.9	82.5
2022	11.1	46.1
2023	11.1	32.0
2024	11.1	30.2
Thereafter	37.0	226.2
Total minimum lease payments	101.0	586.8
Less: effect of discounting	18.2	180.9
Present value of future minimum lease payments	82.8	405.9
Less: current obligations under leases	12.8	148.6
Long-term lease obligations	$70.0	$257.3
As of June 30, 2020, the Company entered into certain leases that had not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future payments estimated to total approximately $212.6 million, which commenced in the third quarter of 2020. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

11. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% and 99.0% as of June 30, 2020 and December 31, 2019, respectively.
PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the Condensed Consolidated Statements of Operations includes the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the Condensed Consolidated Balance Sheets reflects the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBF LLC as of June 30, 2020 and December 31, 2019 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2019	1,215,317	119,804,971	121,020,288
	1.0%	99.0%	100.0%
June 30, 2020	975,625	120,032,858	121,008,483
	0.8%	99.2%	100.0%
——————————
* Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 48.0% limited partner interest in PBFX with the remaining 52.0% limited partner interest owned by the public common unitholders as of June 30, 2020. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages in PBFX as of December 31, 2019 and June 30, 2020 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2019	32,176,404	29,953,631	62,130,035
	51.8%	48.2%	100.0%
June 30, 2020	32,395,961	29,953,631	62,349,592
	52.0%	48.0%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three and six months ended June 30, 2020 and 2019 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.1 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2020 and 2019, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(679.3)	(10.2)	—	37.5	(652.0)
Dividends and distributions	(35.9)	(0.4)	—	(27.0)	(63.3)
Stock-based compensation	13.5	—	—	2.2	15.7
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Taxes paid for net settlements of equity-based compensation	(0.9)	—	—	—	(0.9)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2.3	(2.3)	—	—	—
Other	5.3	—	—	(0.8)	4.5
Balance at June 30, 2020	$2,344.8	$100.3	$10.9	$433.7	$2,889.7

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	197.6	2.8	0.1	20.0	220.5
Dividends and distributions	(71.9)	(2.3)	—	(30.0)	(104.2)
Issuance of additional PBFX common units	152.0	—	—	(19.5)	132.5
Stock-based compensation	13.9	—	—	4.4	18.3
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Other	(0.9)	—	—	(1.8)	(2.7)
Balance at June 30, 2019	$2,967.4	$112.7	$11.0	$422.0	$3,513.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the six months ended June 30, 2020 and 2019, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(925.2)	—	37.5	(887.7)
Dividends and distributions	(36.3)	—	(27.0)	(63.3)
Exercise of PBF LLC options and warrants, net	(0.9)	—	—	(0.9)
Stock-based compensation	13.5	—	2.2	15.7
Other	—	—	(0.8)	(0.8)
Balance at June 30, 2020	$2,227.5	$10.9	$433.7	$2,672.1

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	272.1	0.1	20.0	292.2
Dividends and distributions	(127.5)	—	(30.0)	(157.5)
Exercise of PBF LLC and PBF Energy options and warrants, net	(0.7)	—	—	(0.7)
Issuance of additional PBFX common units	152.0	—	(19.5)	132.5
Stock-based compensation	13.9	—	4.4	18.3
Other	—	—	(1.8)	(1.8)
Balance at June 30, 2019	$3,069.4	$11.0	$422.0	$3,502.4

12. DIVIDENDS AND DISTRIBUTIONS
On March 30, 2020, PBF Energy announced that it had suspended its quarterly dividend of $0.30 per share on its Class A common stock as part of its strategic plan to respond to the impact of the COVID-19 outbreak. As a result there were no dividends and distributions for the three months ended June 30, 2020. With respect to dividends and distributions paid during the six months ended June 30, 2020, PBF LLC made an aggregate non-tax quarterly distribution of $36.2 million, or $0.30 per unit to its members, of which $35.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay a quarterly cash dividend of $0.30 per share of Class A common stock on March 17, 2020.

With respect to distributions paid during the six months ended June 30, 2020, PBFX paid a distribution on outstanding common units of $0.520 per unit on March 17, 2020 and $0.30 on June 17, 2020 of which $24.6 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$15.1	$10.9	$28.9	$21.8
Interest cost	1.7	2.1	3.5	4.2
Expected return on plan assets	(3.1)	(2.4)	(6.2)	(4.8)
Amortization of prior service cost and actuarial loss	—	—	0.1	0.1
Net periodic benefit cost	$13.7	$10.6	$26.3	$21.3

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$0.2	$0.3	$0.5	$0.5
Interest cost	0.1	0.1	0.2	0.3
Amortization of prior service cost and actuarial loss	0.2	0.2	0.3	0.3
Net periodic benefit cost	$0.5	$0.6	$1.0	$1.1

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

	Three Months Ended June 30,
(in millions)	2020	2019
Refining Segment:
Gasoline and distillates	$2,035.9	$5,570.7
Feedstocks and other	215.3	203.9
Asphalt and blackoils	164.1	531.8
Chemicals	45.5	177.6
Lubricants	38.3	67.9
Total	2,499.1	6,551.9
Logistics Segment:
Logistics	89.2	82.8
Total revenues prior to eliminations	2,588.3	6,634.7
Elimination of intercompany revenues	(72.5)	(74.7)
Total Revenues	$2,515.8	$6,560.0

	Six Months Ended June 30,
(in millions)	2020	2019
Refining Segment:
Gasoline and distillates	$6,606.3	$10,003.7
Feedstocks and other	526.6	404.6
Asphalt and blackoils	371.1	884.8
Chemicals	158.3	329.3
Lubricants	96.8	138.2
Total	7,759.1	11,760.6
Logistics Segment:
Logistics	182.2	161.6
Total revenues prior to eliminations	7,941.3	11,922.2
Elimination of intercompany revenues	(148.0)	(146.0)
Total Revenues	$7,793.3	$11,776.2

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $20.5 million and $20.1 million as of June 30, 2020 and December 31, 2019, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

15. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognize income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.2% and 99.0% as of June 30, 2020 and December 31, 2019, respectively). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes.
The reported income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Current income tax expense (benefit)	$0.2	$(0.2)	$0.4	$1.8
Deferred income tax expense (benefit)	138.1	(10.3)	(236.7)	68.2
Total income tax expense (benefit)	$138.3	$(10.5)	$(236.3)	$70.0

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision is based on earnings (losses) before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision at Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.3%	2.0%	5.3%	5.5%
Nondeductible/nontaxable items	—%	(3.4)%	—%	0.7%
Rate differential from foreign jurisdictions	(0.1)%	2.4%	(0.1)%	(0.7)%
Other	—%	2.6%	(0.3)%	(0.3)%
Effective tax rate	26.2%	24.6%	25.9%	26.2%
PBF Energy’s effective income tax rate for the three and six months ended June 30, 2020, including the impact of income attributable to noncontrolling interests of $23.9 million and $27.3 million, respectively, was 25.1% and 26.7%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2019, including the impact of income attributable to noncontrolling interests of $10.6 million and $22.8 million respectively, was 32.7% and 24.2%, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company’s income tax provision, deferred tax assets and liabilities, and related taxes payable for the periods presented. The Company is currently assessing the future implications of these provisions within the CARES Act on its Consolidated Financial Statements.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Current income tax benefit	$—	$(0.1)	$—	$(0.1)
Deferred income tax (benefit) expense	(4.4)	1.9	9.8	(5.3)
Total income tax (benefit) expense	$(4.4)	$1.8	$9.8	$(5.4)

The Company has determined there are no material uncertain tax positions as of June 30, 2020. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2020 and December 31, 2019.
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

	As of June 30, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$402.5	$—	$—	$402.5	N/A	$402.5
Commodity contracts	0.1	7.0	1.3	8.4	(8.4)	—
Derivatives included with inventory intermediation agreement obligations	—	24.4	—	24.4	—	24.4
Liabilities:
Commodity contracts	0.5	13.6	0.3	14.4	(8.4)	6.0
Catalyst obligations	—	32.1	—	32.1	—	32.1
Contingent consideration obligation	—	—	41.3	41.3	—	41.3

	As of December 31, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$111.8	$—	$—	$111.8	N/A	$111.8
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3

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
•The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps were derived using broker quotes, prices from other third party sources and other available market based data.
•The contingent consideration obligation at June 30, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. The change in fair value of the obligation during the three and six months ended June 30, 2020 was impacted primarily by the change in estimated future earnings related to the Martinez refinery during the earn-out period.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2020 and December 31, 2019, $11.1 million and $10.3 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2020	2020
Balance at beginning of period	$51.3	$26.1
Additions	—	77.3
Accretion on discounted liabilities	2.1	2.8
Settlements	0.4	0.4
Unrealized gain included in earnings	(13.5)	(66.3)
Balance at end of period	$40.3	$40.3

There were no transfers between levels during the three and six months ended June 30, 2020 or 2019, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,000.0	$1,074.3	$—	$—
2028 Senior Notes (a)	1,000.0	835.0	—	—
2025 Senior Notes (a)	725.0	661.8	725.0	776.5
2023 Senior Notes (b)	—	—	500.0	519.7
PBFX 2023 Senior Notes (a)	527.0	505.2	527.2	543.0
PBF Rail Term Loan (c)	11.0	11.0	14.5	14.5
PBFX Revolving Credit Facility (c)	248.0	248.0	283.0	283.0
Revolving Credit Facility (c)	600.0	600.0	—	—
Catalyst financing arrangements (d)	32.1	32.1	47.6	47.6
	4,143.1	3,967.4	2,097.3	2,184.3
Less - Current debt	—	—	—	—
Less - Unamortized deferred financing costs	(50.3)	n/a	(32.4)	n/a
Long-term debt	$4,092.8	$3,967.4	$2,064.9	$2,184.3

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) As disclosed in “Note 7 - Debt”, the 2023 Senior Notes were redeemed in full on February 14, 2020.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, there were no barrels of crude oil and feedstocks (27,580 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. As of June 30, 2020, there were 2,949,375 barrels of intermediates and refined products (3,430,635 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2020, there were 9,800,000 barrels of crude oil and 771,000 barrels of refined products (5,511,000 and 5,788,000, respectively, as of December 31, 2019), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2020 and December 31, 2019 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.4
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)

Derivatives not designated as hedging instruments:
June 30, 2020:
Commodity contracts	Accrued expenses	$(6.0)
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(42.2)
For the three months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20.8)
For the six months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$25.7
For the six months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(35.0)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2020:
Commodity contracts	Cost of products and other	$(13.2)
For the three months ended June 30, 2019:
Commodity contracts	Cost of products and other	$1.0
For the six months ended June 30, 2020:
Commodity contracts	Cost of products and other	$65.0
For the six months ended June 30, 2019:
Commodity contracts	Cost of products and other	$32.7

Hedged items designated in fair value hedges:
For the three months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$42.2
For the three months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$20.8
For the six months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(25.7)
For the six months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$35.0

The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2020 or 2019, respectively.

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
Total assets of each segment consist of property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of deferred tax assets, non-operating property, plant and equipment and other assets not directly related to the Company’s refinery and logistics operations.
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2020 and June 30, 2019 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,499.1	$89.2	$—	$(72.5)	$2,515.8
Depreciation and amortization expense	111.1	11.2	2.8	—	125.1
Income (loss) from operations	614.6	50.1	(43.9)	—	620.8
Interest expense, net	0.7	12.7	52.1	—	65.5
Capital expenditures	143.8	1.8	2.2	—	147.8

	Three Months Ended June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,551.9	$82.8	$—	$(74.7)	$6,560.0
Depreciation and amortization expense	95.3	8.9	2.9	—	107.1
Income (loss) from operations (1)(2)	23.7	37.8	(48.8)	(3.2)	9.5
Interest expense, net	0.9	12.5	28.7	—	42.1
Capital expenditures	235.9	4.0	1.4	—	241.3

	Six Months Ended June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,759.1	$182.2	$—	$(148.0)	$7,793.3
Depreciation and amortization expense	216.5	22.5	5.7	—	244.7
Income (loss) from operations	(771.8)	97.8	(72.0)	—	(746.0)
Interest expense, net	1.5	25.5	87.7	—	114.7
Capital expenditures (3)	1,447.9	7.9	7.2	—	1,463.0

	Six Months Ended June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,760.6	$161.6	$—	$(146.0)	$11,776.2
Depreciation and amortization expense	189.6	17.6	5.7	—	212.9
Income (loss) from operations (1)(2)	413.2	72.0	(103.2)	(7.9)	374.1
Interest expense, net	1.4	24.6	55.6	—	81.6
Capital expenditures	483.0	15.2	3.7	—	501.9

	Balance at June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,947.7	$950.5	$230.2	$(55.1)	$10,073.3

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,154.8	$973.0	$52.7	$(48.1)	$9,132.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2020
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,499.1	$89.2	$—	$(72.5)	$2,515.8
Depreciation and amortization expense	111.1	11.2	2.8	—	125.1
Income (loss) from operations	614.6	50.1	(43.6)	—	621.1
Interest expense, net	0.7	12.7	54.7	—	68.1
Capital expenditures	143.8	1.8	2.2	—	147.8

	Three Months Ended June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,551.9	$82.8	$—	$(74.7)	$6,560.0
Depreciation and amortization expense	95.3	8.9	2.9	—	107.1
Income (loss) from operations (1)(2)	23.7	37.8	(48.4)	(3.2)	9.9
Interest expense, net	0.9	12.5	31.1	—	44.5
Capital expenditures	235.9	4.0	1.4	—	241.3

	Six Months Ended June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,759.1	$182.2	$—	$(148.0)	$7,793.3
Depreciation and amortization expense	216.5	22.5	5.7	—	244.7
Income (loss) from operations	(771.8)	97.8	(71.7)	—	(745.7)
Interest expense, net	1.5	25.5	92.8	—	119.8
Capital expenditures (3)	1,447.9	7.9	7.2	—	1,463.0

	Six Months Ended June 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,760.6	$161.6	$—	$(146.0)	$11,776.2
Depreciation and amortization expense	189.6	17.6	5.7	—	212.9
Income (loss) from operations (1)(2)	413.2	72.0	(102.5)	(7.9)	374.8
Interest expense, net	1.4	24.6	60.0	—	86.0
Capital expenditures	483.0	15.2	3.7	—	501.9

	Balance at June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,947.7	$950.5	$46.2	$(55.1)	$9,889.3

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,154.8	$973.0	$49.4	$(48.1)	$9,129.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
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
(3) The Refining segment includes capital expenditures of $1,176.2 million for the acquisition of the Martinez refinery in the first quarter of 2020.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2020	2019	2020	2019
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$389.1	$(32.2)	$(676.8)	$197.0
Less: Income allocated to participating securities	—	0.1	0.1	0.2
Income (loss) available to PBF Energy Inc. stockholders - basic	$389.1	$(32.3)	$(676.9)	$196.8
Denominator for basic net income (loss) per Class A common share - weighted average shares	120,010,882	119,181,845	119,499,392	119,885,386
Basic net income (loss) attributable to PBF Energy per Class A common share	$3.24	$(0.27)	$(5.66)	$1.64

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$389.1	$(32.3)	$(676.9)	$196.8
Plus: Net income (loss) attributable to noncontrolling interest (1)	4.5	—	(10.1)	2.7
Less: Income tax (expense) benefit on net income attributable to noncontrolling interest (1)	(1.2)	—	2.7	(0.7)
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$392.4	$(32.3)	$(684.3)	$198.8

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	120,010,882	119,181,845	119,499,392	119,885,386
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	1,017,620	—	1,113,209	1,206,325
Common stock equivalents	400,398	—	—	928,733
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	121,428,900	119,181,845	120,612,601	122,020,444
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$3.23	$(0.27)	$(5.67)	$1.63

___________________________________________

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.3% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2020 and a 26.5% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2019), attributable to the converted units.
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
(2) Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,483,336 and 11,729,631 shares of PBF Energy Class A common stock and PBF LLC Series A units because they were anti-dilutive for the three and six months ended June 30, 2020. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 6,833,973 and 6,012,867 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

20. SUBSEQUENT EVENTS
PBFX Distributions
On July 31, 2020, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on August 26, 2020 to PBFX unitholders of record at the close of business on August 13, 2020.

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
        PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of June 30, 2020. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. As of June 30, 2020, PBF LLC also holds a 48.0% limited partner interest and a non-economic general partner interest in PBFX, a publicly-traded MLP.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2020, we own and operate six domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 1,050,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.8. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of June 30, 2020, PBF Energy owned 120,054,089 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 975,625 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in us (99.0% and 1.0% as of December 31, 2019, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
COVID-19
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets continue to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower demand for refined petroleum products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the ultimate significance of the COVID-19 pandemic on our business will be dictated by its currently unknowable duration and the rate at which people are willing and able to resume activities even after governmental restrictions are lifted. In addition, recent global geopolitical and macroeconomic events have further contributed to the overall volatility in crude oil and refined product prices and may continue to do so in the future.
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
We are actively responding to the impacts from these matters on our business. In late March and through early April 2020, we started reducing the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. Currently, our refineries are still operating at reduced throughput levels across our refining system as demand for refined products continues to be lower than historical norms due to the COVID-19 pandemic.
As previously announced, we have adjusted our operational plans to the evolving market conditions and taken steps to lower our 2020 operating expenses budget through significant reductions in discretionary activities and third party services. These adjustments have resulted in a reduction in our 2020 operating expense budget of approximately $140.0 million. In addition, we continue to operate our refineries at reduced rates and expect near-term throughput to range from 700,000 to 800,000 barrels across our refining system. As the market conditions develop and the demand outlook becomes clearer, we will continue to adjust our operations in response.
In addition to the steps above with respect to our operations, we also have continued our focus on preserving liquidity and keeping our employees safe. We previously disclosed several transactions and initiatives related to these areas which included raising net proceeds of approximately $984.8 million in conjunction with our May issuance of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”), the sale of five hydrogen plants in April for gross proceeds of $530.0 million, significant reductions of approximately $357.0 million in 2020 planned capital expenditures, minimizing corporate overhead expenses primarily through salary reductions, the suspension of PBF Energy’s quarterly dividend and the establishment of a company wide COVID-19 response team.

We continue to evaluate various other liquidity and cash flow optimization options in addition to safely and responsibly bringing back our workforce to the refineries and corporate office locations. As part of these costs saving initiatives, we reduced our workforce across our refineries in the second quarter in response to current challenging business conditions. This reduction resulted in a $12.9 million charge during the quarter. We have also continued to utilize our COVID-19 response team to implement additional social distancing measures across the workplace in addition to the continued enhancement of personal protective equipment and the cleanliness of our facilities. Through the guidance of our COVID-19 response team, we have started to bring back a portion of our workforce to their primary locations on a phased in approach, and we will continue to rely on our team and the evolution of the COVID-19 pandemic as we evaluate the appropriate time and way in which we will phase in the return of the rest of our workforce.
Many uncertainties remain with respect to the COVID-19 pandemic, including the extent to which the COVID-19 pandemic will continue to impact our business and operations, the effectiveness of the actions undertaken by national, regional, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. We are unable to predict the ultimate economic impacts from the COVID-19 pandemic, however, we have been and will likely continue to be adversely impacted. There can be no guarantee that measures taken to date to mitigate known impacts of the COVID-19 pandemic will be effective.
Refer to “Liquidity” and “Part II - Other Information - Item 1A. Risk Factors” for further information.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices, which may continue for the foreseeable future. Our results for the three and six months ended June 30, 2020 were impacted by the decreased demand for refined products and the significant decline in the price of crude oil, both of which negatively impacted our revenues, cost of products sold and operating income and lowered our liquidity. Throughput rates across our refining system also decreased and we are currently operating our refineries at reduced rates. Refer to “Item 1A. Risk Factors” included in “Part II - Other Information” of this Form 10-Q for further information.
Severance Costs
Following the onset of the COVID-19 pandemic, we have implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the three months ended June 30, 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs included in General and administrative expenses. We have recorded this severance liability within Accrued salaries and benefits representing the amount expected to be paid for such termination costs.

Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months) until the parties agree on a long-term supply agreement for the Products. The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which we will be reimbursed, during the term of the agreement.
Debt and Credit Facilities
Senior Notes
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $984.8 million after deducting the initial purchasers’ discount and estimated offering expenses.
On January 24, 2020, we issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the "2028 Senior Notes"). The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and offering expenses. We used the proceeds primarily to fully redeem our 7.00% senior notes due 2023 (the “2023 Senior Notes”) and to fund a portion of the cash consideration for the Martinez Acquisition (as defined below).
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations as of June 30, 2020.
Refer to “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
Revolving Credit Facility
During the six months ended June 30, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. We also made repayments of $300.0 million in the second quarter, resulting in outstanding borrowings under the Revolving Credit Facility as of June 30, 2020 of $600.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
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

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2020 and 2019 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,515.8	$6,560.0	$7,793.3	$11,776.2

Cost and expenses:
Cost of products and other	1,753.1	5,955.8	7,716.4	10,165.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	442.1	433.2	973.8	912.2
Depreciation and amortization expense	122.3	104.2	239.0	207.2
Cost of sales	2,317.5	6,493.2	8,929.2	11,284.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.9	53.6	140.4	111.2
Depreciation and amortization expense	2.8	2.9	5.7	5.7
Change in fair value of contingent consideration	(12.1)	—	(64.9)	—
(Gain) loss on sale of assets	(471.1)	0.8	(471.1)	0.8
Total cost and expenses	1,895.0	6,550.5	8,539.3	11,402.1

Income (loss) from operations	620.8	9.5	(746.0)	374.1
Other income (expense):
Interest expense, net	(65.5)	(42.1)	(114.7)	(81.6)
Change in Tax Receivable Agreement liability	—	—	(11.6)	—
Change in fair value of catalyst obligations	(5.1)	0.5	6.6	(2.6)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	—	2.1	(0.1)
Income (loss) before income taxes	551.3	(32.1)	(885.8)	289.8
Income tax expense (benefit)	138.3	(10.5)	(236.3)	70.0
Net income (loss)	413.0	(21.6)	(649.5)	219.8
Less: net income attributable to noncontrolling interests	23.9	10.6	27.3	22.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$389.1	$(32.2)	$(676.8)	$197.0

Consolidated gross margin	$198.3	$66.8	$(1,135.9)	$491.8

Gross refining margin (1)	$678.3	$526.5	$(95.1)	$1,459.0

Net income (loss) available to Class A common stock per share:
Basic	$3.24	$(0.27)	$(5.66)	$1.64
Diluted	$3.23	$(0.27)	$(5.67)	$1.63

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,515.8	$6,560.0	$7,793.3	$11,776.2

Cost and expenses:
Cost of products and other	1,753.1	5,955.8	7,716.4	10,165.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	442.1	433.2	973.8	912.2
Depreciation and amortization expense	122.3	104.2	239.0	207.2
Cost of sales	2,317.5	6,493.2	8,929.2	11,284.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	57.6	53.2	140.1	110.5
Depreciation and amortization expense	2.8	2.9	5.7	5.7
Change in fair value of contingent consideration	(12.1)	—	(64.9)	—
(Gain) loss on sale of assets	(471.1)	0.8	(471.1)	0.8
Total cost and expenses	1,894.7	6,550.1	8,539.0	11,401.4

Income (loss) from operations	621.1	9.9	(745.7)	374.8

Other income (expense):
Interest expense, net	(68.1)	(44.5)	(119.8)	(86.0)
Change in fair value of catalyst obligations	(5.1)	0.5	6.6	(2.6)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	—	2.1	(0.1)
Income (loss) before income taxes	549.0	(34.1)	(879.0)	286.1
Income tax (benefit) expense	(4.4)	1.8	9.8	(5.4)
Net income (loss)	553.4	(35.9)	(888.8)	291.5
Less: net income attributable to noncontrolling interests	19.5	11.1	37.5	20.1
Net income (loss) attributable to PBF Energy Company LLC	$533.9	$(47.0)	$(926.3)	$271.4

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Key Operating Information
Production (bpd in thousands)	676.0	854.2	770.1	796.7
Crude oil and feedstocks throughput (bpd in thousands)	675.1	854.1	764.0	798.9
Total crude oil and feedstocks throughput (millions of barrels)	61.4	77.7	139.0	144.6
Consolidated gross margin per barrel of throughput	$3.23	$0.85	$(8.17)	$3.40
Gross refining margin, excluding special items, per barrel of throughput (1)	$1.54	$9.10	$4.36	$7.85
Refinery operating expense, per barrel of throughput	$6.90	$5.27	$6.70	$5.97

Crude and feedstocks (% of total throughput) (2)
Heavy	44%	30%	44%	31%
Medium	31%	28%	26%	30%
Light	13%	26%	17%	25%
Other feedstocks and blends	12%	16%	13%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	46%	49%	48%	48%
Distillates and distillate blendstocks	32%	31%	32%	32%
Lubes	1%	1%	1%	1%
Chemicals	1%	2%	1%	2%
Other	20%	17%	19%	17%
Total yield	100%	100%	101%	100%

(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars per barrel, except as noted)
Dated Brent crude oil	$29.57	$68.96	$39.55	$66.16
West Texas Intermediate (WTI) crude oil	$27.96	$59.90	$36.69	$57.42
Light Louisiana Sweet (LLS) crude oil	$30.19	$67.04	$38.93	$64.75
Alaska North Slope (ANS) crude oil	$30.28	$68.29	$40.59	$66.37
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.66	$13.54	$9.81	$11.72
WTI (Chicago) 4-3-1	$5.25	$21.10	$6.30	$16.79
LLS (Gulf Coast) 2-1-1	$6.49	$12.65	$8.44	$11.29
ANS (West Coast-LA) 4-3-1	$9.18	$22.96	$11.26	$18.33
ANS (West Coast-SF) 3-2-1	$8.76	$21.72	$9.20	$16.61
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.61	$9.06	$2.86	$8.74
Dated Brent less Maya (heavy, sour)	$5.34	$7.27	$7.01	$5.69
Dated Brent less WTS (sour)	$1.42	$10.73	$3.04	$10.15
Dated Brent less ASCI (sour)	$0.35	$3.96	$2.30	$3.17
WTI less WCS (heavy, sour)	$5.77	$12.53	$11.21	$11.28
WTI less Bakken (light, sweet)	$3.03	$1.06	$3.25	$0.41
WTI less Syncrude (light, sweet)	$1.22	$(0.05)	$1.37	$(0.01)
WTI less LLS (light, sweet)	$(2.23)	$(7.14)	$(2.24)	$(7.33)
WTI less ANS (light, sweet)	$(2.32)	$(8.39)	$(3.90)	$(8.95)
Natural gas (dollars per MMBTU)	$1.75	$2.51	$1.81	$2.69

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Overview— PBF Energy net income was $413.0 million for the three months ended June 30, 2020 compared to net loss of $21.6 million for the three months ended June 30, 2019. PBF LLC net income was $553.4 million for the three months ended June 30, 2020 compared to net loss of $35.9 million for the three months ended June 30, 2019. Net income attributable to PBF Energy was $389.1 million, or $3.23 per diluted share, for the three months ended June 30, 2020 ($3.23 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(3.19) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy of $32.2 million, or $(0.27) per diluted share, for the three months ended June 30, 2019 ($(0.27) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $0.83 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% and 99.0% for the three months ended June 30, 2020 and 2019, respectively.

Our results for the three months ended June 30, 2020 were positively impacted by special items consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $584.2 million, or $430.6 million net of tax, the change in the fair value of the contingent consideration primarily related to the Martinez Acquisition of $12.1 million, or $8.9 million net of tax and the gain on the sale of hydrogen plants of $471.1 million, or $347.2 million net of tax. These favorable impacts were offset by severance costs related to a reduction in our workforce of $12.9 million, or $9.5 million net of tax. Our results for the three months ended June 30, 2019 were negatively impacted by a pre-tax LCM inventory adjustment special item of approximately $182.0 million, or $133.8 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the current quarter we experienced unfavorable movements in certain crude differentials, and overall lower throughput volumes and barrels sold across our refineries. All our operating regions experienced lower refining margins for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Additionally, our results for the three months ended June 30, 2020 were negatively impacted by higher general and administrative expenses associated with severance charges and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $2.5 billion for the three months ended June 30, 2020 compared to $6.6 billion for the three months ended June 30, 2019, a decrease of approximately $4.1 billion, or 62.1%. Revenues per barrel were $35.77 and $74.24 for the three months ended June 30, 2020 and 2019, respectively, a decrease of 51.8% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 242,300 bpd, 76,900 bpd, 132,300 bpd and 223,600 bpd, respectively. For the three months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 325,800 bpd, 163,200 bpd, 201,400 bpd and 163,700 bpd, respectively. For the three months ended June 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 277,900 bpd, 91,900 bpd, 156,200 bpd and 246,900 bpd, respectively. For the three months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,700 bpd, 171,800 bpd, 243,800 bpd and 196,800 bpd, respectively.
The throughput rates at the majority of our refineries were lower in the three months ended June 30, 2020 compared to the same period in 2019. We operated our refineries at reduced rates during the second quarter and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Our Martinez refinery was not acquired until the first quarter of 2020. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $198.3 million for the three months ended June 30, 2020 compared to $66.8 million for the three months ended June 30, 2019, an increase of approximately $131.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $678.3 million, or $11.05 per barrel of throughput for the three months ended June 30, 2020 compared to $526.5 million, or $6.76 per barrel of throughput for the three months ended June 30, 2019, an increase of approximately $151.8 million. Gross refining margin excluding special items totaled $94.1 million or $1.54 per barrel of throughput for the three months ended June 30, 2020 compared to $708.5 million or $9.10 per barrel of throughput for the three months ended June 30, 2019, a decrease of $614.4 million.

Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $584.2 million on a net basis, resulting from the increase in crude oil and refined product prices from the first quarter in 2020 to the end of the second quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials and refining margins and decreased throughput rates in the majority of our refineries. For the three months ended June 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $182.0 million on a net basis, resulting from a decrease in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”). Total RFS costs were $60.0 million for the three months ended June 30, 2020 in comparison to $30.9 million for the three months ended June 30, 2019.
Average industry margins and crude oil differentials were generally lower during the three months ended June 30, 2020 in comparison to the same period in 2019, primarily due to the extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.66 per barrel, or 28.7% lower, in the three months ended June 30, 2020, as compared to $13.54 per barrel in the same period in 2019. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya differentials, which decreased by $1.93 per barrel, offset by an increase in the WTI/Bakken differentials of $1.97 per barrel, in comparison to the same period in 2019. In addition, the WTI/WCS differential decreased significantly to $5.77 per barrel in the three months ended June 30, 2020 compared to $12.53 in the same period in 2019, which unfavorably impacted the cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $5.25 per barrel, or 75.1% lower, in the three months ended June 30, 2020 as compared to $21.10 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $3.03 per barrel in the three months ended June 30, 2020, as compared to $1.06 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.22 per barrel during the three months ended June 30, 2020 as compared to a premium of $0.05 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $6.49 per barrel, or 48.7% lower, in the three months ended June 30, 2020 as compared to $12.65 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an increasing WTI/LLS differential, which averaged a premium of $2.23 per barrel during the three months ended June 30, 2020 as compared to a premium of $7.14 per barrel in the same period of 2019.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $9.18 per barrel, or 60.0% lower, in the three months ended June 30, 2020 as compared to $22.96 per barrel in the same period in 2019. Margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.32 per barrel during the three months ended June 30, 2020 as compared to a premium of $8.39 per barrel in the same period of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

Operating Expenses— Operating expenses totaled $442.1 million for the three months ended June 30, 2020 compared to $433.2 million for the three months ended June 30, 2019, an increase of $8.9 million, or 2.1%. Of the total $442.1 million of operating expenses for the three months ended June 30, 2020, $423.7 million, or $6.90 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $18.4 million related to expenses incurred by the Logistics segment ($409.7 million, or $5.27 per barrel of throughput, and $23.5 million of operating expenses for the three months ended June 30, 2019 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $98.7 million for the three months ended June 30, 2020. Total operating expenses for the three months ended June 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services. Operating expenses related to our Logistics segment decreased as a result of lower discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to lower energy usage, offset by expenses related to the recommencement of operations of certain assets.
General and Administrative Expenses— General and administrative expenses totaled $57.9 million for the three months ended June 30, 2020 compared to $53.6 million for the three months ended June 30, 2019, an increase of approximately $4.3 million or 8.0%. The increase in general and administrative expenses for the three months ended June 30, 2020 in comparison to the three months ended June 30, 2019 primarily related to headcount reduction severance costs across the refineries and integration costs pertaining to the Martinez Acquisition. These cost increases were offset by a reduction in overhead expenses through salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain/Loss on Sale of Assets— There was a gain of $471.1 million for the three months ended June 30, 2020 related to the sale of five hydrogen plants. There was a loss of $0.8 million on the sale of assets for the three months ended June 30, 2019 related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $125.1 million for the three months ended June 30, 2020 (including $122.3 million recorded within Cost of sales) compared to $107.1 million for the three months ended June 30, 2019 (including $104.2 million recorded within Cost of sales), an increase of $18.0 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in the fair value of contingent consideration was a gain of $12.1 million for the three months ended June 30, 2020. This change primarily represents the decrease in the estimated fair value of the total Martinez Contingent Consideration we expect to pay in connection with our acquisition of the Martinez refinery. There were no such costs in the same period of 2019.
Change in Fair Value of Catalyst Obligations— Change in the fair value of catalyst obligations represented a loss of $5.1 million for the three months ended June 30, 2020 compared to a gain of $0.5 million for the three months ended June 30, 2019. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— PBF Energy interest expense totaled $65.5 million for the three months ended June 30, 2020 compared to $42.1 million for the three months ended June 30, 2019, an increase of approximately $23.4 million. This net increase is mainly attributable to higher interest cost associated with the issuance of the 2028 Senior Notes in February 2020, the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $68.1 million and $44.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively (inclusive of $2.6 million and $2.4 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining, L.L.C. (“Chalmette Refining”) and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2% and 99.0%, on a weighted-average basis for the three months ended June 30, 2020 and 2019, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the three months ended June 30, 2020 and 2019 was 26.2% and 24.6%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended June 30, 2020 and 2019 was approximately 0.8% and 1.0%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Overview— PBF Energy net loss was $649.5 million for the six months ended June 30, 2020 compared to net income of $219.8 million for the six months ended June 30, 2019. PBF LLC net loss was $888.8 million for the six months ended June 30, 2020 compared to net income of $291.5 million for the six months ended June 30, 2019. Net loss attributable to PBF Energy stockholders was $676.8 million, or $(5.67) per diluted share, for the six months ended June 30, 2020 ($(5.67) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(4.38) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $197.0 million, or $1.63 per diluted share, for the six months ended June 30, 2019 ($1.63 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.33) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net loss attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax loss, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.1% and 99.0% for the six months ended June 30, 2020 and 2019, respectively.
Our results for the six months ended June 30, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $701.4 million, or $516.9 million net of tax, a pre-tax change in the Tax Receivable Agreement liability (as defined in “Note 9 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements) of $11.6 million, or $8.5 million net of tax and pre-tax, debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million, or $16.4 million net of tax and severance costs related to reductions in workforce of $12.9 million, or $9.5 million net of tax. These unfavorable impacts were partially offset by the gain on the sale of hydrogen plants of $471.1 million, or $347.2 million net of tax and the change in the fair value of the contingent consideration primarily related to the Martinez Acquisition of $64.9 million, or $47.8 million net of tax. Our results for the six months ended June 30, 2019 were positively impacted by a non-cash pre-tax LCM inventory adjustment of approximately $324.0 million, or $238.3 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the six months ended June 30, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. Refining margins for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were mixed with stronger refining margins on the East Coast and Gulf Coast offset by weaker refining margins in the Mid-Continent and West Coast. Our results for the six months ended June 30, 2020 were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.

Revenues— Revenues totaled $7.8 billion for the six months ended June 30, 2020 compared to $11.8 billion for the six months ended June 30, 2019, a decrease of approximately $4.0 billion, or 33.8%. Revenues per barrel were $48.25 and $70.45 for the six months ended June 30, 2020 and 2019, respectively, a decrease of 31.5% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 285,800 bpd, 83,500 bpd, 153,400 bpd and 241,300 bpd, respectively. For the six months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,500 bpd, 155,600 bpd, 183,100 bpd and 144,700 bpd, respectively. For six months ended June 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 321,600 bpd, 111,600 bpd, 185,000 bpd and 269,200 bpd, respectively. For the six months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 353,900 bpd, 164,900 bpd, 229,800 bpd and 174,900 bpd, respectively.
The throughput rates at the majority of our refineries were lower in the six months ended June 30, 2020 compared to the same period in 2019. We operated our refineries at reduced rates beginning in March, and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Our Martinez refinery was not acquired until the first quarter of 2020. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $(1,135.9) million for the six months ended June 30, 2020, compared to $491.8 million for the six months ended June 30, 2019, a decrease of approximately $1,627.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $(95.1) million, or $(0.68) per barrel of throughput for the six months ended June 30, 2020 compared to $1,459.0 million, or $10.08 per barrel of throughput for the six months ended June 30, 2019, a decrease of approximately $1,554.1 million. Gross refining margin excluding special items totaled $606.3 million or $4.36 per barrel of throughput for the six months ended June 30, 2020 compared to $1,135.0 million or $7.85 per barrel of throughput for the six months ended June 30, 2019, a decrease of $528.7 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $701.4 million on a net basis resulting from the decrease in crude oil and refined product prices from the year ended 2019 to the end of the second quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials, an overall decrease in throughput rates and lower refining margins in our Mid-Continent and West Coast refineries. The decrease was partially offset by stronger margins in the East Coast and Gulf Coast refineries due to improved crude differentials and 2019 planned and unplanned downtime at our Delaware City refinery. For the six months ended June 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $324.0 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS costs were $96.8 million for the six months ended June 30, 2020 in comparison to $60.4 million for the six months ended June 30, 2019.
Average industry margins were mixed during the six months ended June 30, 2020 in comparison to the same period in 2019, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices in the first half of 2020 and 2019 planned turnarounds, all of which were completed in the first half of the prior year.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.81 per barrel, or 16.3% lower, in the six months ended June 30, 2020, as compared to $11.72 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate on the East Coast by stronger Dated Brent/Maya and WTI/Bakken differentials, which increased by $1.32 per barrel and $2.84 per barrel, respectively, in comparison to the same period in 2019. The WTI/WCS differential slightly decreased to $11.21 per barrel in 2020 compared to $11.28 in 2019, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.30 per barrel, or 62.5% lower, in the six months ended June 30, 2020 as compared to $16.79 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a discount of $3.25 per barrel in the six months ended June 30, 2020, as compared to a discount of $0.41 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.37 per barrel during the six months ended June 30, 2020 as compared to a premium of $0.01 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $8.44 per barrel, or 25.2% lower, in the six months ended June 30, 2020 as compared to $11.29 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.24 per barrel during the six months ended June 30, 2020 as compared to a premium of $7.33 per barrel in the same period of 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.26 per barrel, or 38.6% lower, in the six months ended June 30, 2020 as compared to $18.33 per barrel in the same period in 2019. Additional, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $3.90 per barrel during the six months ended June 30, 2020 as compared to a premium of $8.95 per barrel in the same period of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $973.8 million for the six months ended June 30, 2020 compared to $912.2 million for the six months ended June 30, 2019, an increase of approximately $61.6 million, or 6.8%. Of the total $973.8 million of operating expenses for the six months ended June 30, 2020, $931.2 million or $6.70 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $42.6 million related to expenses incurred by the Logistics segment ($863.1 million or $5.97 per barrel of throughput, and $49.1 million of operating expenses for the six months ended June 30, 2019 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $168.2 million for the six months ended June 30, 2020. Total operating expenses for the six months ended June 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services. Operating expenses related to our Logistics segment decreased as a result of lower discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to lower energy usage, offset by expenses related to the recommencement of operations of certain assets.

General and Administrative Expenses— General and administrative expenses totaled $140.4 million for the six months ended June 30, 2020 compared to $111.2 million for the six months ended June 30, 2019, an increase of approximately $29.2 million or 26.3%. The increase in general and administrative expenses for the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019 primarily related to headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. These costs increases were offset by a reduction in overhead expenses through salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain/Loss on Sale of Assets— There was a gain of $471.1 million for the six months ended June 30, 2020 related to the sale of five hydrogen plants. There was a loss of $0.8 million on the sale of assets for the six months ended June 30, 2019 related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $244.7 million for the six months ended June 30, 2020 (including $239.0 million recorded within Cost of sales) compared to $212.9 million for the six months ended June 30, 2019 (including $207.2 million recorded within Cost of sales), an increase of approximately $31.8 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in the fair value of contingent consideration was a gain of $64.9 million for the six months ended June 30, 2020. This change primarily represents the decrease in the estimated fair value of the total Martinez Contingent Consideration we expect to pay in connection with our acquisition of the Martinez refinery. There were no such costs in the same period of 2019.
Change in Tax Receivable Agreement Liability— Change in Tax Receivable Agreement liability for the six months ended June 30, 2020 represented a loss of $11.6 million. There was no change in the Tax Receivable Agreement liability for the six months ended June 30, 2019.
Change in Fair Value of Catalyst Obligations— Change in the fair value of catalyst obligations represented a gain of $6.6 million for the six months ended June 30, 2020 compared to a loss of $2.6 million for the six months ended June 30, 2019. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the six months ended June 30, 2020 relate to early redemption of our 2023 Senior Notes. There were no such costs in the same period of 2019.
Interest Expense, net— PBF Energy interest expense totaled $114.7 million for the six months ended June 30, 2020 compared to $81.6 million for the six months ended June 30, 2019, an increase of approximately $33.1 million. This net increase is mainly attributable to higher interest cost associated with the issuance of the 2028 Senior Notes in February 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $119.8 million and $86.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively (inclusive of $5.1 million and $4.4 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.1% and 99.0%, on a weighted-average basis for the six months ended June 30, 2020 and 2019, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the six months ended June 30, 2020 and 2019 was 25.9% and 26.2%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2020 and 2019 was approximately 0.9% and 1.0%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in the Tax Receivable Agreement liability, debt extinguishment costs, changes in the fair value of contingent consideration, gain on sale of hydrogen plants, and severance costs related to reductions in workforce. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and six months ended June 30, 2020 and 2019 (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to PBF Energy Inc. stockholders	$389.1	$(32.2)	$(676.8)	$197.0
Less: Income allocated to participating securities	—	0.1	0.1	0.2
Income (loss) available to PBF Energy Inc. stockholders - basic	389.1	(32.3)	(676.9)	196.8
Add: Net income (loss) attributable to noncontrolling interest (1)	4.5	(0.5)	(10.1)	2.7
Less: Income tax (expense) benefit (2)	(1.2)	0.1	2.7	(0.7)
Adjusted fully-converted net income (loss)	$392.4	$(32.7)	$(684.3)	$198.8
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(584.2)	182.0	701.4	(324.0)
Add: Change in Tax Receivable Agreement liability	—	—	11.6	—
Add: Debt extinguishment costs	—	—	22.2	—
Add: Change in fair value of contingent consideration	(12.1)	—	(64.9)	—
Add: Gain on sale of hydrogen plants	(471.1)	—	(471.1)	—
Add: Severance costs	12.9	—	12.9	—
Add: Recomputed income taxes on special items	277.3	(48.2)	(55.8)	85.7
Adjusted fully-converted net income (loss) excluding special items	$(384.8)	$101.1	$(528.0)	$(39.5)

Weighted-average shares outstanding of PBF Energy Inc.	120,010,882	119,181,845	119,499,392	119,885,386
Conversion of PBF LLC Series A Units (4)	1,017,620	1,206,325	1,113,209	1,206,325
Common stock equivalents (5)	400,398	1,501,569	—	928,733
Fully-converted shares outstanding-diluted	121,428,900	121,889,739	120,612,601	122,020,444

Diluted net income (loss) per share	$3.23	$(0.27)	$(5.67)	$1.63
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$3.23	$(0.27)	$(5.67)	$1.63
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(3.19)	$0.83	$(4.38)	$(0.33)
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$2,515.8	$40.95	$6,560.0	$84.40
Less: Cost of sales	2,317.5	37.72	6,493.2	83.55
Consolidated gross margin	$198.3	$3.23	$66.8	$0.85
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$198.3	$3.23	$66.8	$0.85
Add: PBFX operating expense	23.2	0.38	28.6	0.37
Add: PBFX depreciation expense	11.2	0.18	8.9	0.11
Less: Revenues of PBFX	(89.2)	(1.45)	(82.8)	(1.07)
Add: Refinery operating expense	423.7	6.90	409.7	5.27
Add: Refinery depreciation expense	111.1	1.81	95.3	1.23
Gross refining margin	$678.3	$11.05	$526.5	$6.76
Special items:(3)
Add: Non-cash LCM inventory adjustment	(584.2)	(9.51)	182.0	2.34
Gross refining margin excluding special items	$94.1	$1.54	$708.5	$9.10

	Six Months Ended June 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,793.3	$56.05	$11,776.2	$81.44
Less: Cost of sales	8,929.2	64.22	11,284.4	78.04
Consolidated gross margin	$(1,135.9)	$(8.17)	$491.8	$3.40
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(1,135.9)	$(8.17)	$491.8	$3.40
Add: PBFX operating expense	52.8	0.38	58.5	0.40
Add: PBFX depreciation expense	22.5	0.16	17.6	0.12
Less: Revenues of PBFX	(182.2)	(1.31)	(161.6)	(1.12)
Add: Refinery operating expense	931.2	6.70	863.1	5.97
Add: Refinery depreciation expense	216.5	1.56	189.6	1.31
Gross refining margin	$(95.1)	$(0.68)	$1,459.0	$10.08
Special items:(3)
Add: Non-cash LCM inventory adjustment	701.4	5.04	(324.0)	(2.23)
Gross refining margin excluding special items	$606.3	$4.36	$1,135.0	$7.85
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
        EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, changes in the liability for Tax Receivable Agreement due to factors out of PBF Energy’s control such as changes in tax rates, debt extinguishment costs related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$413.0	$(21.6)	$(649.5)	$219.8
Add: Depreciation and amortization expense	125.1	107.1	244.7	212.9
Add: Interest expense, net	65.5	42.1	114.7	81.6
Add: Income tax expense (benefit)	138.3	(10.5)	(236.3)	70.0
EBITDA	$741.9	$117.1	$(526.4)	$584.3
Special Items(3)
Add: Non-cash LCM inventory adjustment	(584.2)	182.0	701.4	(324.0)
Add: Change in Tax Receivable Agreement liability	—	—	11.6	—
Add: Debt extinguishment costs	—	—	22.2	—
Add: Change in fair value of contingent consideration	(12.1)	—	(64.9)	—
Add: Gain on sale of hydrogen plants	(471.1)	—	(471.1)	—
Add: Severance costs	12.9	—	12.9	—
EBITDA excluding special items	$(312.6)	$299.1	$(314.3)	$260.3

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$741.9	$117.1	$(526.4)	$584.3
Add: Stock-based compensation	9.1	12.0	18.7	20.0
Add: Change in fair value of catalyst obligations	5.1	(0.5)	(6.6)	2.6
Add: Change in fair value of contingent consideration (3)	(12.1)	—	(64.9)	—
Add: Non-cash LCM inventory adjustment (3)	(584.2)	182.0	701.4	(324.0)
Add: Gain on sale of hydrogen plants (3)	(471.1)	—	(471.1)	—
Add: Change in Tax Receivable Agreement liability(3)	—	—	11.6	—
Add: Debt extinguishment costs (3)	—	—	22.2	—
Add: Severance costs (3)	12.9	—	12.9	—
Adjusted EBITDA	$(298.4)	$310.6	$(302.2)	$282.9
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
(2) Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.3% and 26.5% for the 2020 and 2019 periods, respectively, applied to net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
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
        The following table includes the LCM inventory reserve as of each date presented (in millions):

	2020	2019
January 1,	$401.6	$651.8
March 31,	1,687.2	145.8
June 30,	1,103.0	327.8
        The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Net LCM inventory adjustment benefit (charge) in income (loss) from operations	$584.2	$(182.0)	$(701.4)	$324.0
Net LCM inventory adjustment benefit (charge) in net income (loss)	430.6	(133.8)	(516.9)	238.3

        Debt Extinguishment Costs - During the six months ended June 30, 2020, we recorded pre-tax debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. These nonrecurring charges decreased net income by $16.4 million for the six months ended June 30, 2020. There were no such costs in any of the other periods presented.

Change in Tax Receivable Agreement liability - During the six months ended June 30, 2020, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $11.6 million and $8.5 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates. There was no change in the Tax Receivable Agreement liability during any of the other periods presented.
Change in Fair Value of Contingent Consideration - During the three months ended June 30, 2020, we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which increased income from operations and net income by $12.1 million and $8.9 million, respectively. During the six months ended June 30, 2020, we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which increased income from operations and net income by $64.9 million and $47.8 million, respectively. There were no such changes in fair value of contingent consideration during the three and six months ended June 30, 2019.
Gain on sale of Hydrogen Plants - During the three and six months ended June 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million and $347.2 million, respectively. There was no such gain during the three and six months ended June 30, 2019.
Severance Costs - During the three and six months ended June 30, 2020, we recorded a severance charge related to a reduction in our workforce that decreased income from operations and net income by $12.9 million and $9.5 million, respectively. There were no such costs during the three and six months ended June 30, 2019.
Recomputed Income taxes on special items - The income tax impact on special items is calculated using the tax rates shown in (2) above.
(4) Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5) Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and six months ended June 30, 2020 and 2019, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,483,336 and 11,729,631 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2020, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 6,833,973 and 6,012,867 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities; however, due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and results of operations are being negatively impacted. The demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions, and stay-at-home orders, has resulted in a significant decrease in the demand for and market prices for our products. In addition, recent global geopolitical and macroeconomic events have further contributed to the overall volatility in crude oil and refined product prices, contributing to an adverse impact on our liquidity. We are focused on assessing and adapting to the challenging operating environment and continually evaluating our strategic measures to preserve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash used in operating activities was $628.8 million for the six months ended June 30, 2020 compared to net cash used in operating activities of $27.4 million for the six months ended June 30, 2019. Our operating cash flows for the six months ended June 30, 2020 included our net loss of $649.5 million, deferred income taxes of $236.7 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $471.1 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.7 million, change in the fair value of the contingent consideration of $64.9 million, and change in the fair value of our catalyst obligations of $6.6 million, partially offset by depreciation and amortization of $254.0 million, pension and other post-retirement benefits costs of $27.3 million, change in the Tax Receivable Agreement liability of $11.6 million, stock-based compensation of $18.7 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, and a net non-cash charge of $701.4 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflects cash uses of $209.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2019 included our net income of $219.8 million, depreciation and amortization of $218.4 million, deferred income taxes of $68.2 million, pension and other post-retirement benefits costs of $22.4 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $35.0 million, stock-based compensation of $20.0 million, changes in the fair value of our catalyst obligations of $2.6 million and loss on sale of assets of $0.8 million partially offset by a net non-cash benefit of $324.0 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected cash uses of $290.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $933.6 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $501.9 million for the six months ended June 30, 2019. The net cash flows used in investing activities for the six months ended June 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $120.4 million, expenditures for refinery turnarounds of $159.2 million, and expenditures for other assets of $7.2 million, partially offset by proceeds from sale of assets of $529.4 million. Net cash used in investing activities for the six months ended June 30, 2019 was comprised of cash outflows of $206.1 million for capital expenditures, expenditures for refinery turnarounds of $261.9 million, and expenditures for other assets of $33.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1,972.7 million for the six months ended June 30, 2020 compared to net cash provided by financing activities of $136.1 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, net cash provided by financing activities consisted of cash proceeds of $984.8 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $600.0 million, proceeds from insurance premium financing of $33.8 million, and deferred financing costs and other of $0.1 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $35.0 million, net settlements of precious metal catalyst obligations of $8.8 million, distributions and dividends of $62.8 million, principal amortization payments of the PBF Rail Term Loan of $3.6 million, and payments on finance leases of $5.7 million. For the six months ended June 30, 2019, net cash provided by financing activities consisted of $132.5 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $95.0 million, proceeds from insurance premium financing of $18.9 million, and proceeds from stock options exercised of $0.2 million, partially offset by distributions and dividends of $103.3 million, principal amortization payments of the PBF Rail Term Loan of $3.5 million, deferred financing costs and other of $1.1 million, net settlements of precious metal catalyst obligations of $1.2 million, and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.4 million. Additionally, during the six months ended June 30, 2019, we borrowed and repaid $1,250.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the six months ended June 30, 2019.
The cash flow activity of PBF LLC for the period ended June 30, 2020 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity related to the affiliate note payable with PBF Energy of $0.6 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended June 30, 2019 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity related to the affiliate note payable with PBF Energy of $0.8 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
Debt and Credit Facilities
PBF Holding Revolving Credit Facility
The Revolving Credit Facility has a maximum commitment available to us of $3.4 billion and matures in May 2023. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. In addition, an accordion feature allows for commitments of up to $3.5 billion.
On February 18, 2020, in connection with the entry into the Receivables Facility, we amended the Revolving Credit Facility and entered into a related intercreditor agreement to allow us to sell certain Eligible Receivables (as defined in the Revolving Credit Agreement) derived from the sale of refined products over truck racks. Under the Receivables Facility, we sell such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.

On May 7, 2020, we further amended the Revolving Credit Facility, to increase PBF Holding’s ability to incur certain secured debt from an amount equal to 10% of its total assets to 20% of its total assets.
PBFX Revolving Credit Facility
The PBFX Revolving Credit Facility has a maximum commitment available to PBFX of $500.0 million and matures in July 2023. PBFX has the ability to further increase the maximum availability by an additional $250.0 million to a total commitment of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. Borrowings under the PBFX Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, all as defined in the agreement governing the PBFX Revolving Credit Facility (the “PBFX Revolving Credit Agreement”).
Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among PBF Holding’s wholly-owned subsidiary, PBF Finance (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds primarily to fully redeem the 2023 Senior Notes, including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition.
On May 13, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The Issuers received net proceeds of approximately $984.8 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses. We expect to use the net proceeds for general corporate purposes.
Refer to “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
We are in compliance as of June 30, 2020 with all covenants, including financial covenants, in all of our debt agreements.
Liquidity
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets began negatively impacting our liquidity beginning towards the end of the first quarter of 2020.
As of July 2020, our liquidity was approximately $1.9 billion based on our estimated $1.2 billion of cash, excluding cash held at PBF Logistics LP, and more than $700.0 million of availability under our asset-backed revolving credit facility. Our total liquidity includes the amount of excess availability under the Revolving Credit Facility, which includes our cash on hand. In addition, as of June 30, 2020, PBFX had approximately $247.1 million of borrowing capacity under the PBFX Revolving Credit Facility. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and other general corporate purposes incurred by PBFX.

Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we have taken the following measures to strengthen our balance sheet and increase our flexibility and responsiveness:
•Implemented cost reduction and cash preservation initiatives, including a significant decrease in 2020 planned capital expenditures, lowering 2020 operating expenses driven by minimizing discretionary activities and third party services, headcount reductions, and cutting corporate overhead expenses through salary reductions to a significant portion of our workforce;
•Suspended our quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter to support the balance sheet;
•Closed on the sale of five hydrogen facilities for gross cash proceeds of $530.0 million on April 17, 2020; and
•Issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes for net proceeds of approximately $984.8 million to be used for general corporate purposes. See “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements for additional details related to the notes offering.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. In late March and through the second quarter of 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and temporarily idled units at certain of our refineries to optimize our production in light of prevailing market conditions. We are progressing towards our goal of reducing operating expense by approximately $140.0 million in 2020. A certain portion of the reductions are related to running at lower rates but the majority are purposeful operating expense reductions that we expect to translate into durable, long-term savings.
Our refining capital spending program is on track to meet our revised guidance of approximately $360.0 million for 2020, with the bulk of the spending having occurred in the first and second quarters. For the remainder of 2020, we expect to incur approximately $90.0 million to $100.0 million in refining capital expenditures.
We have no expected debt maturities due in 2020.
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
We intend to explore any available potential benefits under the CARES Act, including loans, investments or guarantees, and any other such current or future government programs for which we qualify, including those described above. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.

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
Refer to “Business Developments” and “Part II - Other Information, Item 1A. Risk Factors” for further information.
Working Capital
PBF Energy’s working capital at June 30, 2020 was $1,349.9 million, consisting of $3,387.1 million in total current assets and $2,037.2 million in total current liabilities. PBF Energy’s working capital at December 31, 2019 was $1,314.5 million, consisting of $3,823.7 million in total current assets and $2,509.2 million in total current liabilities. PBF LLC’s working capital at June 30, 2020 was $1,313.2 million, consisting of $3,387.0 million in total current assets and $2,073.8 million in total current liabilities. PBF LLC’s working capital at December 31, 2019 was $1,281.7 million, consisting of $3,821.5 million in total current assets and $2,539.8 million in total current liabilities.
Working capital has increased during the six months ended June 30, 2020 primarily as a result of proceeds from financing activities partially offset by operating losses.
Capital Spending
Capital spending, excluding $1,176.2 million attributed to the Martinez Acquisition, was $286.8 million for the six months ended June 30, 2020, which primarily included costs for the construction of the Delaware City refinery hydrogen plant, turnaround costs at our Toledo refinery, safety related enhancements and facility improvements at our refineries, and approximately $7.9 million of capital expenditures related to PBFX. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, one of which is the reduction of over $350.0 million in 2020 planned capital expenses. We currently expect to spend an aggregate of approximately $360.0 million in net refining capital expenditures during 2020, excluding PBFX, for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments. In addition, PBFX expects to spend an aggregate of approximately $10.0 million to $14.5 million in net capital expenditures during the remainder of 2020.
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

Contractual Obligations and Commitments
In connection with the Martinez Acquisition and additional financing transactions, including the 2028 Senior Notes and the 2025 Senior Secured Notes offerings, and the redemption of the 2023 Senior Notes, we entered into or assumed certain contractual obligations and commitments, as described below, not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
In connection with the issuance of the 2028 Senior Notes and 2025 Senior Secured Notes, and the redemption of the 2023 Senior Notes during the six months ended June 30, 2020, our long-term debt obligations were reduced in 2023 for the $500.0 million redemption of the 2023 Senior Notes and increased in 2025 and 2028 by $1.0 billion for the issuance of the 2023 Senior Notes and 2025 Senior Secured Notes. The 2028 Senior Notes pay interest semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2020 and will mature on February 15, 2028. The 2025 Senior Secured Notes pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2020 and will mature on May 15, 2025. During the six months ended June 30, 2020, we also incurred borrowings under the Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. At June 30, 2020, we had outstanding borrowings under the Revolving Credit Facility of $600.0 million that are currently due in May 2023. As a result of this debt activity, our obligation to make interest payments on outstanding debt are expected to increase as follows: $64.8 million in the remainder of 2020, $129.5 million in 2021 and 2022, $122.5 million in 2023, $152.5 million in 2024, and a $256.3 million thereafter.
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
In connection with our sale of five hydrogen facilities to Air Products, we have entered into off-take arrangements covering hydrogen produced at each of the five plants on terms in line with similar arrangements in place elsewhere in our refining system that resulted in additional contractual obligations as follows: $76.9 million in 2020 and $87.3 million in 2021.
We have also entered into a 15-year lease for hydrogen supply in connection with the completion of a new hydrogen generation facility constructed on site at our Delaware City refinery that commenced in the third quarter of 2020, which will result in additional contractual obligations of $7.1 million in 2020 and $14.2 million annually thereafter until the maturity of the lease.
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
At June 30, 2020, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $277.2 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2020, other than outstanding letters of credit of approximately $148.6 million.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of June 30, 2020, PBF Energy has recognized a liability for the Tax Receivable Agreement of $385.1 million reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to range over the next five years from approximately $30.0 million to $65.0 million per year and decline thereafter. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $10.24 per share (the closing price on June 30, 2020) and that LIBOR were to be 1.85%, we estimate as of June 30, 2020 that the aggregate amount of these accelerated payments would have been approximately $331.0 million if triggered immediately on such date. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the six months ended June 30, 2020, PBF LLC made aggregate non-tax quarterly distributions of $36.2 million, or $0.30 per unit to its members, of which $35.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 17, 2020.
While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, our results have been adversely impacted in a significant manner. As part of our strategic plan to navigate these current extraordinary and volatile markets, we have suspended PBF Energy’s quarterly dividend of $0.30 per share on its Class A common stock. We will continue to monitor and evaluate our dividend policy as market conditions develop and our business outlook becomes clearer.

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
PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic will have on its business, PBFX has decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, which represents a shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources as they continue to pursue potential organic growth projects or strategic acquisition opportunities. However, PBFX intends to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.8 million per quarter and approximately $75.2 million on an annualized basis, based on the number of common units outstanding as of June 30, 2020.
During the six months ended June 30, 2020, PBFX made quarterly cash distributions totaling $51.0 million of which $24.6 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On July 31, 2020, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on August 26, 2020 to PBFX common unitholders of record at the close of business on August 13, 2020.
As of June 30, 2020, PBFX had $4.9 million outstanding letters of credit, $247.1 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $21.6 million to fund its operations, if necessary. Accordingly, as of June 30, 2020, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to PBFX to make distributions to unitholders.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are included in our annual report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, the following accounting policy is included as it involves estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
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

The global crisis resulting from the COVID-19 pandemic has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the significant decrease in PBF Energy’s stock price in 2020, enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an interim impairment assessment on certain long-lived assets as of June 30, 2020. As a result of the interim impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements.

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
The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers has increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future.
At June 30, 2020 and December 31, 2019, we had gross open commodity derivative contracts representing 10.6 million barrels and 11.3 million barrels, respectively, with an unrealized net loss of $6.0 million and unrealized net gain of $0.2 million, respectively. The open commodity derivative contracts as of June 30, 2020 expire at various times during 2020.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.0 million barrels and 30.2 million barrels at June 30, 2020 and December 31, 2019, respectively. The average cost of our hydrocarbon inventories was approximately $76.11 and $79.63 per barrel on a LIFO basis at June 30, 2020 and December 31, 2019, respectively, excluding the net impact of LCM inventory adjustments of approximately $1,103.0 million and $401.6 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 86 million MMBTUs of natural gas in total across our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $86.0 million.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $24.3 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $4.1 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $11.0 million at June 30, 2020. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.1 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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
We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic combined with the output policies of the world’s largest oil producers which have introduced significant volatility in the financial markets subsequent to our year ended December 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2020. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
On February 1, 2020, we completed the Martinez Acquisition. We are in the process of integrating Martinez Refining Company LLC’s (“Martinez Refining”) operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal controls over financial reporting of Martinez Refining. We expect the integration of Martinez Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition. Martinez Refining accounts for approximately 9% of our total assets and approximately 11% of our total revenues as of and for the six months ended June 30, 2020.
Management has not identified any other changes in PBF Energy's or PBF LLC’s internal controls over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued the Coastal Zone Act permit for ethanol (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In February of 2020, the Superior Court scheduled a conference with counsel for April 3, 2020 to discuss the issues. In addition, the Superior Court issued to the parties a letter, dated March 4, 2020, reporting that the Court would not retain jurisdiction and that the case could proceed to a merits hearing before the Coastal Zone Board. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing.

In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or Notices of Violation (“NOV”) issued by regulatory agencies in various years before our ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
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
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The court had scheduled an October 2019 mini-trial of up to 10 plaintiffs, relating to as many as 5 separate flaring events that occurred between 2002 and 2007. However, on October 9, 2019, the parties reached an agreement in principle to settle this matter. On June 18, 2020, plaintiffs and defendants entered into a settlement agreement and release, the terms and conditions of which are confidential. On that same date, the court entered a final judgement that dismissed with prejudice all claims asserted against defendants in this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC (“Torrance Refining”) and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles (the “Court”) and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth

Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. Trial currently is scheduled to commence on July 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. On March 17, 2019, plaintiffs filed with the court a Notice of Motion and Motion for Preliminary Approval of Settlement Agreement for the Court’s approval of the proposed settlement pursuant to which Torrance Refining would pay $2.9 million to resolve the matter and receive a full release and discharge from any and all claims and make no admission of any wrongdoing or liability. On May 1, 2020 the court entered an order preliminarily approving the proposed settlement. The court has scheduled a hearing on August 17, 2020 to consider whether to grant final approval of the settlement. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
We are working with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are limiting onsite staff at all of our facilities to essential operational personnel. As a result, we are carefully evaluating projects at our refineries and limiting or postponing projects and other non-essential work. Based on market conditions, our refineries are currently operating at reduced rates. We plan to significantly reduce capital expenditures in the near term, while intending to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may subject us to fines or penalties assessed by governmental authorities or may result in an environmental or safety incident. We may also be subject to liability as a result of claims by impacted workers.
If we continue to experience low crude oil prices and deteriorating market conditions, our borrowing capacity under our Revolving Credit Facility may be reduced. As a result, we may require additional capital, and such additional financing may not be available on favorable terms or at all.

Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates, substantially reduced travel and reduced business and consumer spending, also affect our business. Business closings and layoffs in the markets we operate may adversely affect demand for our refined products. Sustained deterioration of general economic conditions or weak demand levels persisting longer than currently anticipated could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities. There may be significant incremental costs associated with such actions. Continued or further deterioration of economic conditions may harm our liquidity and ability to repay our outstanding debt and the trading price of PBF Energy’s Class A common stock, which has already significantly declined in recent months, could decline further.
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
To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC after the date of this Form 10-Q.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of June 30, 2020, we have total debt of $4,143.1 million, excluding unamortized deferred debt issuance costs of $50.3 million and our PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level, and we could incur additional borrowing under our credit facilities. As disclosed in this Form 10-Q, on May 13, 2020, we issued $1.0 billion in aggregate principal amount of 2025 Senior Secured Notes and on January 24, 2020, we issued $1.0 billion in aggregate principal amount of 2028 Senior Notes (the proceeds of which were used primarily to fully redeem the 2023 Senior Notes and to fund a portion of the cash consideration for the Martinez Acquisition). Additionally, during the six months ended June 30, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. We may incur additional indebtedness in the future. The amounts set forth above do not include any post-closing payments in connection with the Martinez Acquisition to the seller if certain conditions are met, including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the sale and purchase agreement, for a period of up to four years following the closing date).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended June 30, 2020, there were 46,392 PBF LLC Series A Units exchanged for 46,392 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture dated as of May 13, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

4.2	Form of 9.25% Senior Secured Note (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

10.1†	Asset Purchase Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764))

10.2†	Transition Services Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. and Air Products West Coast Hydrogen LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764).

10.3	Guarantee Agreement dated as of April 17, 2020 among PBF Energy Inc. PBF Energy Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764)

10.4	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————

*	Filed herewith.
†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	July 31, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	July 31, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)