Form 10-Q
period 2020-09-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2020-10-29
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑

As of October 26, 2020, PBF Energy Inc. had outstanding 120,127,908 shares of Class A common stock and 16 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of September 30, 2020. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Form 10-Q”) is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of September 30, 2020. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2020, PBF LLC also holds a 48.0% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (“MLP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2019 of PBF Energy and PBF LLC, which we refer to as our 2019 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the effect of the novel coronavirus (“COVID-19”) pandemic and related governmental and consumer responses on our business, financial condition and results of operations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $27.9 and $35.0, respectively)	$1,282.6	$814.9
Accounts receivable	464.6	835.0
Inventories	1,485.6	2,122.2
Prepaid and other current assets	79.8	51.6
Total current assets	3,312.6	3,823.7

Property, plant and equipment, net (PBFX: $829.8 and $854.6, respectively)	4,957.7	4,023.2
Lease right of use assets	941.9	330.6
Deferred charges and other assets, net	979.1	954.9
Total assets	$10,191.3	$9,132.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212.7	$601.4
Accrued expenses	1,634.1	1,815.6
Deferred revenue	23.6	20.1
Current operating lease liabilities	85.5	72.1
Total current liabilities	1,955.9	2,509.2

Long-term debt (PBFX: $733.4 and $802.1, respectively)	4,411.1	2,064.9
Payable to related parties pursuant to Tax Receivable Agreement	132.9	373.5
Deferred tax liabilities	94.0	96.9
Long-term operating lease liabilities	770.2	233.1
Long-term financing lease liabilities	72.0	18.4
Other long-term liabilities	264.4	250.9
Total liabilities	7,700.5	5,546.9

Commitments and contingencies (Note 9)

Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,151,595 shares outstanding at September 30, 2020, 119,804,971 shares outstanding at December 31, 2019	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 16 shares outstanding at September 30, 2020, 20 shares outstanding at December 31, 2019	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2020 and December 31, 2019	—	—
Treasury stock, at cost, 6,499,687 shares outstanding at September 30, 2020 and 6,424,787 shares outstanding at December 31, 2019	(167.0)	(165.7)
Additional paid in capital	2,841.5	2,812.3
Retained earnings (Accumulated deficit)	(728.7)	401.2
Accumulated other comprehensive loss	(10.5)	(8.3)
Total PBF Energy Inc. equity	1,935.4	3,039.6
Noncontrolling interest	555.4	545.9
Total equity	2,490.8	3,585.5
Total liabilities and equity	$10,191.3	$9,132.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,667.5	$6,430.5	$11,460.8	$18,206.7

Cost and expenses:
Cost of products and other	3,378.6	5,700.2	11,095.0	15,865.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	471.9	436.5	1,445.7	1,348.7
Depreciation and amortization expense	130.3	107.7	369.3	314.9
Cost of sales	3,980.8	6,244.4	12,910.0	17,528.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	46.6	64.7	187.0	175.9
Depreciation and amortization expense	2.7	2.1	8.4	7.8
Change in fair value of contingent consideration	(28.6)	—	(93.5)	—
Impairment expense	7.0	—	7.0	—
Loss (gain) on sale of assets	1.7	(32.6)	(469.4)	(31.8)
Total cost and expenses	4,010.2	6,278.6	12,549.5	17,680.7

Income (loss) from operations	(342.7)	151.9	(1,088.7)	526.0

Other income (expense):
Interest expense, net	(70.4)	(39.7)	(185.1)	(121.3)
Change in Tax Receivable Agreement liability	252.2	—	240.6	—
Change in fair value of catalyst obligations	(2.4)	(3.8)	4.2	(6.4)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit (cost)	1.1	(0.1)	3.2	(0.2)
Income (loss) before income taxes	(162.2)	108.3	(1,048.0)	398.1
Income tax expense (benefit)	235.6	22.0	(0.7)	92.0
Net income (loss)	(397.8)	86.3	(1,047.3)	306.1
Less: net income attributable to noncontrolling interests	19.4	16.8	46.7	39.7
Net income (loss) attributable to PBF Energy Inc. stockholders	$(417.2)	$69.5	$(1,094.0)	$266.4

Weighted-average shares of Class A common stock outstanding
Basic	119,684,030	119,921,346	119,561,388	119,897,504
Diluted	119,684,030	121,589,179	120,628,237	121,871,864
Net income (loss) available to Class A common stock per share:
Basic	$(3.49)	$0.58	$(9.15)	$2.22
Diluted	$(3.49)	$0.57	$(9.15)	$2.20

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(397.8)	$86.3	$(1,047.3)	$306.1
Other comprehensive income (loss):
Unrealized gain on available for sale securities	0.1	0.2	0.8	0.5
Net gain (loss) on pension and other post-retirement benefits	0.2	0.2	(3.0)	0.6
Total other comprehensive income (loss)	0.3	0.4	(2.2)	1.1
Comprehensive income (loss)	(397.5)	86.7	(1,049.5)	307.2
Less: comprehensive income attributable to noncontrolling interests	19.4	16.8	46.7	39.7
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(416.9)	$69.9	$(1,096.2)	$267.5

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2020	120,032,858	$0.1	17	$—	$2,832.7	$(311.5)	$(10.8)	6,455,930	$(165.7)	$544.9	$2,889.7

Comprehensive income (loss)	—	—	—	—	—	(417.2)	0.3	—	—	19.4	(397.5)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(9.9)	(9.9)
Stock-based compensation	157,516	—	—	—	7.9	—	—	—	—	1.0	8.9
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	4,978	—	(1)	—	—	—	—	—	—	—	—
Treasury stock purchases	(43,757)	—	—	—	1.3	—	—	43,757	(1.3)	—	—
Other	—	—	—	—	(0.4)	—	—	—	—	—	(0.4)
Balance, September 30, 2020	120,151,595	$0.1	16	$—	$2,841.5	$(728.7)	$(10.5)	6,499,687	$(167.0)	$555.4	$2,490.8

Balance, June 30, 2019	119,894,441	$0.1	20	$—	$2,800.4	$350.8	$(21.7)	6,315,761	$(162.2)	$545.7	$3,513.1

Comprehensive income	—	—	—	—	—	69.5	0.4	—	—	16.8	86.7
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(17.0)	(17.0)
Stock-based compensation	10,250	—	—	—	6.4	—	—	—	—	1.2	7.6
Dividends ($0.30 per common share)	—	—	—	—	—	(36.0)	—	—	—	—	(36.0)
Treasury stock purchases	(1,867)	—	—	—	—	—	—	1,867	—	—	—
Other	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance, September 30, 2019	119,902,824	$0.1	20	$—	$2,806.8	$384.3	$(21.3)	6,317,628	$(162.2)	$546.6	$3,554.3

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5
Comprehensive income (loss)	—	—	—	—	—	(1,094.0)	(2.2)	—	—	46.7	(1,049.5)
Exercise of warrants and options	7,500	—	—	—	0.2	—	—	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(36.9)	(36.9)
Stock-based compensation	159,377	—	—	—	21.4	—	—	—	—	3.2	24.6
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	254,647	—	(4)	—	2.3	—	—	—	—	(2.3)	—
Treasury stock purchases	(74,900)	—	—	—	1.3	—	—	74,900	(1.3)	—	—
Other	—	—	—	—	4.9	—	—	—	—	(0.8)	4.1
Balance, September 30, 2020	120,151,595	$0.1	16	$—	$2,841.5	$(728.7)	$(10.5)	6,499,687	$(167.0)	$555.4	$2,490.8

Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive income	—	—	—	—	—	266.4	1.1	—	—	39.7	307.2
Exercise of warrants and options	7,525	—	—	—	0.2	—	—	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(1.0)	—	—	—	—	—	(1.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.7)	(2.7)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(47.0)	(47.0)
Stock-based compensation	54,475	—	—	—	20.3	—	—	—	—	5.6	25.9
Dividends ($0.90 per common share)	—	—	—	—	—	(107.9)	—	—	—	—	(107.9)
Issuance of additional PBFX common units	—	—	—	—	152.0	—	—	—	—	(19.5)	132.5
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	0.1	—	—	—	—	—	0.1
Treasury stock purchases	(43,367)	—	—	—	1.4	—	—	43,367	(1.4)	—	—
Other	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance, September 30, 2019	119,902,824	$0.1	20	$—	$2,806.8	$384.3	$(21.3)	6,317,628	$(162.2)	$546.6	$3,554.3

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,047.3)	$306.1
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	391.9	331.3
Impairment expense	7.0	—
Stock-based compensation	29.1	28.4
Change in fair value of catalyst obligations	(4.2)	6.4
Deferred income taxes	(1.1)	89.6
Change in Tax Receivable Agreement liability	(240.6)	—
Non-cash change in inventory repurchase obligations	(19.1)	11.4
Non-cash lower of cost or market inventory adjustment	691.5	(277.0)
Change in fair value of contingent consideration	(93.5)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	41.5	33.6
Gain on sale of assets	(469.4)	(31.8)

Changes in operating assets and liabilities:
Accounts receivable	370.4	(161.6)
Inventories	169.3	12.4
Prepaid and other current assets	(22.8)	(2.0)
Accounts payable	(398.5)	56.8
Accrued expenses	(162.1)	85.0
Deferred revenue	3.4	(7.0)
Other assets and liabilities	(60.3)	(49.4)
Net cash (used in) provided by operating activities	$(792.6)	$432.2

Cash flows from investing activities:
Expenditures for property, plant and equipment	(158.0)	(309.0)
Expenditures for deferred turnaround costs	(175.8)	(282.6)
Expenditures for other assets	(9.7)	(38.2)
Acquisition of Martinez refinery	(1,176.2)	—
Proceeds from sale of assets	529.4	36.3
Net cash used in investing activities	$(990.3)	$(593.5)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net proceeds from issuance of PBFX common units	$—	$132.5
Distributions to PBF Energy Company LLC members other than PBF Energy	(0.4)	(2.7)
Distributions to PBFX public unitholders	(36.2)	(45.8)
Dividend payments	(35.9)	(107.6)
Proceeds from 2025 9.25% Senior Secured Notes	1,000.0	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Proceeds from revolver borrowings	1,450.0	1,350.0
Repayments of revolver borrowings	(550.0)	(1,350.0)
Proceeds from PBFX revolver borrowings	100.0	228.0
Repayments of PBFX revolver borrowings	(170.0)	(101.0)
Repayments of PBF Rail Term Loan	(5.4)	(5.2)
Settlement of catalyst obligations	(8.8)	(3.5)
Proceeds from catalyst financing arrangements	51.9	—
Payments on financing leases	(8.9)	—
Proceeds from insurance premium financing	12.7	7.5
Deferred financing costs and other	(30.9)	(1.9)
Net cash provided by financing activities	$2,250.6	$100.3

Net increase (decrease) in cash and cash equivalents	467.7	(61.0)
Cash and cash equivalents, beginning of period	814.9	597.3
Cash and cash equivalents, end of period	$1,282.6	$536.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$23.5	$34.9
Assets acquired under operating and financing leases	690.7	422.1
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Cash paid during the period for:
Interest (net of capitalized interest of $10.0 and $13.8 in 2020 and 2019, respectively)	$113.8	$81.9
Income taxes	1.5	1.9

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $27.9 and $35.0, respectively)	$1,280.9	$813.7
Accounts receivable	464.6	834.0
Inventories	1,485.6	2,122.2
Prepaid and other current assets	79.8	51.6
Total current assets	3,310.9	3,821.5

Property, plant and equipment, net (PBFX: $829.8 and $854.6, respectively)	4,957.7	4,023.2
Lease right of use assets	941.9	330.6
Deferred charges and other assets, net	979.2	953.8
Total assets	$10,189.7	$9,129.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212.7	$601.4
Accrued expenses	1,673.4	1,846.2
Deferred revenue	23.6	20.1
Current operating lease liabilities	85.5	72.1
Total current liabilities	1,995.2	2,539.8

Long-term debt (PBFX: $733.4 and $802.1, respectively)	4,411.1	2,064.9
Affiliate note payable	375.9	376.4
Deferred tax liabilities	40.0	31.4
Long-term operating lease liabilities	770.2	233.1
Long-term financing lease liabilities	72.0	18.4
Other long-term liabilities	264.4	250.9
Total liabilities	7,928.8	5,514.9

Commitments and contingencies (Note 9)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 970,647 and 1,215,317 issued and outstanding at September 30, 2020 and December 31, 2019, no par or stated value	17.6	20.0
Series C Units, 120,172,826 and 119,826,202 issued and outstanding at September 30, 2020 and December 31, 2019, no par or stated value	2,213.6	2,189.4
Treasury stock, at cost	(167.0)	(165.7)
Retained earnings	(258.6)	1,142.4
Accumulated other comprehensive loss	(8.3)	(9.7)
Total PBF Energy Company LLC equity	1,797.3	3,176.4
Noncontrolling interest	458.5	432.7
Total equity	2,255.8	3,609.1
Total liabilities, Series B units and equity	$10,189.7	$9,129.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,667.5	$6,430.5	$11,460.8	$18,206.7

Cost and expenses:
Cost of products and other	3,378.6	5,700.2	11,095.0	15,865.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	471.9	436.5	1,445.7	1,348.7
Depreciation and amortization expense	130.3	107.7	369.3	314.9
Cost of sales	3,980.8	6,244.4	12,910.0	17,528.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	46.4	64.3	186.5	174.8
Depreciation and amortization expense	2.7	2.1	8.4	7.8
Change in fair value of contingent consideration	(28.6)	—	(93.5)	—
Impairment expense	7.0	—	7.0	—
Loss (gain) on sale of assets	1.7	(32.6)	(469.4)	(31.8)
Total cost and expenses	4,010.0	6,278.2	12,549.0	17,679.6

Income (loss) from operations	(342.5)	152.3	(1,088.2)	527.1

Other income (expense):
Interest expense, net	(73.0)	(42.3)	(192.8)	(128.3)
Change in fair value of catalyst obligations	(2.4)	(3.8)	4.2	(6.4)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit (cost)	1.1	(0.1)	3.2	(0.2)
Income (loss) before income taxes	(416.8)	106.1	(1,295.8)	392.2
Income tax (benefit) expense	(1.2)	(2.0)	8.6	(7.4)
Net income (loss)	(415.6)	108.1	(1,304.4)	399.6
Less: net income attributable to noncontrolling interests	22.8	16.0	60.3	36.1
Net income (loss) attributable to PBF Energy Company LLC	$(438.4)	$92.1	$(1,364.7)	$363.5

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(415.6)	$108.1	$(1,304.4)	$399.6
Other comprehensive income:
Unrealized gain on available for sale securities	0.1	0.2	0.8	0.5
Net gain on pension and other post-retirement benefits	0.2	0.2	0.6	0.6
Total other comprehensive income	0.3	0.4	1.4	1.1
Comprehensive income (loss)	(415.3)	108.5	(1,303.0)	400.7
Less: comprehensive income attributable to noncontrolling interests	22.8	16.0	60.3	36.1
Comprehensive income (loss) attributable to PBF Energy Company LLC	$(438.1)	$92.5	$(1,363.3)	$364.6

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, June 30, 2020	975,625	$17.6	120,054,089	$2,204.4	$(8.6)	$179.8	$444.6	$(165.7)	$2,672.1
Comprehensive income (loss)	—	—	—	—	0.3	(438.4)	22.8	—	(415.3)
Exercise of Series A warrants and options, net	—	—	—	—	—	—	—	—	—
Exchange of Series A units for PBF Energy Class A common stock	(4,978)	—	4,978	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(9.9)	—	(9.9)
Stock-based compensation	—	—	157,516	7.9	—	—	1.0	—	8.9
Treasury stock purchases	—	—	(43,757)	1.3	—	—	—	(1.3)	—
Other	—	—	—	—	—	—	—	—	—
Balance, September 30, 2020	970,647	$17.6	120,172,826	$2,213.6	$(8.3)	$(258.6)	$458.5	$(167.0)	$2,255.8

Balance, June 30, 2019	1,206,325	$20.2	119,915,672	$2,176.4	$(23.2)	$1,058.2	$433.0	$(162.2)	$3,502.4
Comprehensive income	—	—	—	—	0.4	92.1	16.0	—	108.5
Exercise of Series A warrants and options, net	—	—	—	(0.1)	—	—	—	—	(0.1)
Distribution to members	—	—	—	—	—	(36.3)	(17.0)	—	(53.3)
Stock-based compensation	—	—	10,250	6.4	—	—	1.2	—	7.6
Treasury stock purchases	—	—	(1,867)	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.3	—	0.3
Balance, September 30, 2019	1,206,325	$20.2	119,924,055	$2,182.7	$(22.8)	$1,114.0	$433.5	$(162.2)	$3,565.4

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1
Comprehensive income (loss)	—	—	—	—	1.4	(1,364.7)	60.3	—	(1,303.0)
Exercise of Series A warrants and options, net	9,977	(0.1)	7,500	(0.8)	—	—	—	—	(0.9)
Exchange of Series A units for PBF Energy Class A common stock	(254,647)	(2.3)	254,647	2.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(36.9)	—	(73.2)
Stock-based compensation	—	—	159,377	21.4	—	—	3.2	—	24.6
Treasury stock purchases	—	—	(74,900)	1.3	—	—	—	(1.3)	—
Other	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance, September 30 , 2020	970,647	$17.6	120,172,826	$2,213.6	$(8.3)	$(258.6)	$458.5	$(167.0)	$2,255.8

Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive income	—	—	—	—	1.1	363.5	36.1	—	400.7
Exercise of Series A warrants and options, net	10,000	0.1	7,525	(0.9)	—	—	—	—	(0.8)
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(163.8)	(47.0)	—	(210.8)
Issuance of additional PBFX common units	—	—	—	152.0	—	—	(19.5)	—	132.5
Stock-based compensation	—	—	54,475	20.3	—	—	5.6	—	25.9
Treasury stock purchases	—	—	(43,367)	1.4	—	—	—	(1.4)	—
Other	—	—	—	—	—	—	(1.5)	—	(1.5)
Balance, September 30, 2019	1,206,325	$20.2	119,924,055	$2,182.7	$(22.8)	$1,114.0	$433.5	$(162.2)	$3,565.4

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,304.4)	$399.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	391.9	331.3
Impairment expense	7.0	—
Stock-based compensation	29.1	28.4
Change in fair value of catalyst obligations	(4.2)	6.4
Deferred income taxes	8.6	(7.5)
Non-cash change in inventory repurchase obligations	(19.1)	11.4
Non-cash lower of cost or market inventory adjustment	691.5	(277.0)
Change in fair value of contingent consideration	(93.5)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	41.5	33.6
Gain on sale of assets	(469.4)	(31.8)

Changes in operating assets and liabilities:
Accounts receivable	369.4	(160.5)
Inventories	169.3	12.4
Prepaid and other current assets	(22.8)	(2.6)
Accounts payable	(398.5)	56.8
Accrued expenses	(153.4)	91.3
Deferred revenue	3.4	(7.0)
Other assets and liabilities	(61.0)	(50.5)
Net cash (used in) provided by in operating activities	$(792.4)	$434.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(158.0)	(309.0)
Expenditures for deferred turnaround costs	(175.8)	(282.6)
Expenditures for other assets	(9.7)	(38.2)
Acquisition of Martinez refinery	(1,176.2)	—
Proceeds from sale of assets	529.4	36.3
Net cash used in investing activities	$(990.3)	$(593.5)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net proceeds from issuance of PBFX common units	$—	$132.5
Distributions to PBF Energy Company LLC members	(36.3)	(110.3)
Distributions to PBFX public unitholders	(36.2)	(45.8)
Proceeds from 2025 9.25% Senior Secured Notes	1,000.0	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Proceeds from revolver borrowings	1,450.0	1,350.0
Repayments of revolver borrowings	(550.0)	(1,350.0)
Proceeds from PBFX revolver borrowings	100.0	228.0
Repayments of PBFX revolver borrowings	(170.0)	(101.0)
Repayments of PBF Rail Term Loan	(5.4)	(5.2)
Settlement of catalyst obligations	(8.8)	(3.5)
Proceeds from catalyst financing arrangements	51.9	—
Payments on financing leases	(8.9)	—
Proceeds from insurance premium financing	12.7	7.5
Affiliate note payable with PBF Energy Inc.	(0.5)	(0.8)
Deferred financing costs and other	(31.1)	(1.9)
Net cash provided by financing activities	2,249.9	99.5

Net increase (decrease) in cash and cash equivalents	467.2	(59.7)
Cash and cash equivalents, beginning of period	813.7	596.0
Cash and cash equivalents, end of period	$1,280.9	$536.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$23.5	$34.9
Assets acquired under operating and financing leases	690.7	422.1
Affiliate note payable related to PBF LLC member distributions	—	53.2
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Cash paid during the period for:
Interest (net of capitalized interest of $10.0 and $13.8 in 2020 and 2019, respectively)	$113.8	$81.9
Income taxes	0.6	1.0

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
PBF Energy holds a 99.2% economic interest in PBF LLC as of September 30, 2020 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of September 30, 2020, PBF Energy held 120,172,826 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 970,647 PBF LLC Series A Units.
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
As of September 30, 2020, PBF LLC also held a 48.0% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 11 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of September 30, 2020, Financing lease right of use assets, previously included in Deferred charges and other assets, net, in the Condensed Consolidated Balance Sheets, are reflected within Lease right of use assets, which is inclusive of both operating and financing lease right of use assets. Financing lease liabilities, previously included in Other long-term liabilities, in the Condensed Consolidated Balance Sheets, are presented as separate line items in the Condensed Consolidated Financial Statements. The amounts related to such balance sheet accounts have also been reclassified in their respective footnotes for prior periods to conform to the 2020 presentation.
Interim Impairment Assessment
The global crisis resulting from the spread of the novel coronavirus (“COVID-19”) pandemic continues to have a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the sustained decrease in PBF Energy’s stock price as of the end of the third quarter, enduring throughput reductions across the Company’s refineries and continued decrease in demand for the Company’s products during the quarter, the Company determined an impairment triggering event had occurred. As such, the Company performed an interim impairment assessment on certain long-lived assets as of September 30, 2020. As a result of the interim impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life.

As discussed further in “Note 2 - PBF Logistics LP” and “Note 9 - Commitments and Contingencies”, PBFX recognized an impairment charge of $7.0 million during the quarter as a result of a third party contract termination which led to the write-down of certain processing unit assets and a customer contract intangible asset that were directly tied to the contract.

If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that the Company’s assets are impaired requiring evaluation that may result in future impairment charges to earnings.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU does not currently impact the Company’s Condensed Consolidated Financial Statements. Refer to “Note 4 - Current Expected Credit Losses” for further disclosure related to our adoption of this pronouncement.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform, by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationship and other transactions affected by the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank rates. The amendments in this ASU are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)”: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, for public business entities. Early adoption is permitted for all entities. The Company does not expect that the adoption of this guidance will have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and early adoption is permitted for all entities. The adoption of this guidance will modify the Company’s year-end disclosures but it is not expected to have a material effect on its Consolidated Financial Statements and related disclosures.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third party customers. As of September 30, 2020, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of September 30, 2020, PBF LLC held a 48.0% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 52.0% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.
PBFX Business Developments
On October 1, 2018, PBFX acquired from Crown Point International, LLC (“Crown Point”), its wholly-owned subsidiary, CPI Operations LLC (“CPI”). In connection with the acquisition, the purchase and sale agreement included an earnout provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets, which recommenced operations in October 2019. Pursuant to the terms of the commercial agreement, in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment to the PBFX Contingent Consideration (as defined in “Note 9 - Commitments and Contingencies”). Refer to “Note 9 - Commitments and Contingencies” for further discussion. In addition, as a result of the contract termination, PBFX recorded a $7.0 million impairment charge to write-down the related processing unit assets and customer contract intangible asset. This impairment charge has been recorded in the current period Logistics segment income from operations.

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
The Company accounted for the Martinez Acquisition as a business combination under GAAP whereby it recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The final purchase price and fair value allocation were completed as of September 30, 2020.
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

The Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2020 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2019 does not include the results of operations of such assets. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Unaudited, in millions)
PBF Energy
Pro-forma revenues	$11,824.6	$21,092.3
Pro-forma net income (loss) attributable to PBF Energy Inc. stockholders	(1,125.0)	141.4

PBF LLC
Pro-forma revenues	$11,824.6	$21,092.3
Pro-forma net income (loss) attributable to PBF LLC	(1,396.0)	199.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Expenses
The Company incurred acquisition-related costs of $0.2 million and $11.0 million for the three and nine months ended September 30, 2020, respectively, consisting primarily of first quarter consulting and legal expenses related to the Martinez Acquisition. The Company incurred acquisition-related costs of $4.2 million and $7.5 million for the three and nine months ended September 30, 2019, respectively, consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2020 and December 31, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

September 30, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,164.1	$—	$1,164.1
Refined products and blendstocks	1,037.4	241.5	1,278.9
Warehouse stock and other	135.7	—	135.7
	$2,337.2	$241.5	$2,578.7
Lower of cost or market adjustment	(974.8)	(118.3)	(1,093.1)
Total inventories	$1,362.4	$123.2	$1,485.6

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (the “East Coast Refineries”), and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the East Coast Refineries and at PBFX’s assets acquired from Crown Point in October 2018 (together with the Company’s storage tanks at the East Coast Refineries, the “J. Aron Storage Tanks”).
During the three months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $9.9 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $1,103.0 million at June 30, 2020 to $1,093.1 million at September 30, 2020. During the nine months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $691.5 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,093.1 million at September 30, 2020.
During the three months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income by $47.0 million, reflecting the net change in the LCM inventory reserve from $327.8 million at June 30, 2019 to $374.8 million at September 30, 2019. During the nine months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $277.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $374.8 million at September 30, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	September 30, 2020	December 31, 2019
Inventory-related accruals	$697.2	$1,103.2
Renewable energy credit and emissions obligations	236.2	17.7
Inventory intermediation agreements	217.4	278.1
Excise and sales tax payable	122.4	98.6
Accrued transportation costs	87.6	88.7
Accrued interest	72.5	12.1
Accrued utilities	42.8	40.1
Accrued refinery maintenance and support costs	42.5	16.9
Accrued salaries and benefits	35.7	81.1
Current finance lease liabilities	14.2	6.5
Contingent consideration	13.7	10.0
Environmental liabilities	12.2	12.8
Accrued capital expenditures	8.6	32.2
Customer deposits	4.9	1.8
Other	26.2	15.8
Total accrued expenses	$1,634.1	$1,815.6

PBF LLC (in millions)	September 30, 2020	December 31, 2019
Inventory-related accruals	$697.2	$1,103.2
Renewable energy credit and emissions obligations	236.2	17.7
Inventory intermediation agreements	217.4	278.1
Excise and sales tax payable	122.4	98.6
Accrued interest	107.7	39.5
Accrued transportation costs	87.6	88.7
Accrued utilities	42.8	40.1
Accrued refinery maintenance and support costs	42.5	16.9
Accrued salaries and benefits	35.7	81.1
Current finance lease liabilities	14.2	6.5
Contingent consideration	13.7	10.0
Environmental liabilities	12.2	12.8
Accrued capital expenditures	8.6	32.2
Customer deposits	4.9	1.8
Other	30.3	19.0
Total accrued expenses	$1,673.4	$1,846.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2020 and December 31, 2019, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
The 2028 Senior Notes included a registration rights arrangement whereby the Issuer and the Guarantors agreed to file with the U.S. Securities and Exchange Commission (“SEC”) and use commercially reasonable efforts to consummate an offer to exchange the 2028 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on October 14, 2020 and it is anticipated that the exchange will be consummated during the fourth quarter of 2020. As such, the Company does not anticipate it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.

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
2025 Senior Secured Notes
On May 13, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”). The Issuers received net proceeds of approximately $982.9 million from the offering after deducting the initial purchasers’ discount and offering expenses.
The 2025 Senior Secured Notes are guaranteed on a senior secured basis by the majority of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees are senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing PBF Holding's Revolving Credit Facility), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees are senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including PBF Holding’s Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes. The 2025 Senior Secured Notes and guarantees rank effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
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
The outstanding borrowings under the Revolving Credit Facility as of September 30, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
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

8. AFFILIATE NOTE PAYABLE - PBF LLC
As of September 30, 2020 and December 31, 2019, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $375.9 million and $376.4 million, respectively. During 2019, the note payable was amended to extend the maturity date from April 2020 to April 2030. The note has an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $116.1 million as of September 30, 2020 ($121.3 million as of December 31, 2019), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $156.5 million and $134.6 million at September 30, 2020 and December 31, 2019, respectively, of which $144.3 million and $121.8 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earning thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. There was no balance under the Martinez Contingent Consideration as of September 30, 2020, representing no anticipated future earn-out payments.
In connection with the PBFX acquisition of CPI from Crown Point in October 2018, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “PBFX Contingent Consideration”). Pursuant to the purchase and sale agreement, PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $13.7 million and $26.1 million as of September 30, 2020 and December 31, 2019, respectively, representing the present value of expected future payments discounted at a blended rate of 8.79%. The short-term PBFX Contingent Consideration is included in “Accrued expenses” within the Company’s Condensed Consolidated Balance Sheets. At September 30, 2020, the estimated undiscounted liability totaled $13.8 million based on PBFX’s anticipated total annual earn-out payments. The acquired idled assets that are subject to the PBFX Contingent Consideration recommenced operations in October 2019.
Pursuant to the terms of the commercial agreement, in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment in the fair value of the PBFX Contingent Consideration for the nine months ended September 30, 2020 of $16.4 million, reflecting the elimination of the estimated earn-out for years two and three of the performance period. There were no material changes in the fair value of the PBFX Contingent Consideration for the nine months ended September 30, 2019.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of September 30, 2020 (99.0% as of December 31, 2019). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of September 30, 2020, PBF Energy has recognized a liability for the Tax Receivable Agreement of $132.9 million ($373.5 million as of December 31, 2019) reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 15 - Income Taxes” for more details.

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
Lease Position as of September 30, 2020 and December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Lease right of use assets	$857.5	$306.4
Finance lease assets	Lease right of use assets	84.4	24.2
Total lease right of use assets		$941.9	$330.6

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$85.5	$72.1
Finance lease liabilities	Accrued expenses	14.2	6.5
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	770.2	233.1
Finance lease liabilities	Long-term financing lease liabilities	72.0	18.4
Total lease liabilities		$941.9	$330.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs (in millions)	2020	2019	2020	2019
Components of total lease costs:
Finance lease cost
Amortization of right of use assets	$3.7	$0.3	$10.2	$0.7
Interest on lease liabilities	1.1	0.3	3.1	0.5
Operating lease cost	47.1	28.4	117.4	80.6
Short-term lease cost	23.1	22.4	71.7	70.8
Variable lease cost	2.7	2.0	9.6	5.5
Total lease costs	$77.7	$53.4	$212.0	$158.1

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets and corresponding operating lease liabilities of approximately $507.9 million.
Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$118.3	$81.3
Operating cash flows for finance leases	3.1	0.5
Financing cash flows for finance leases	8.9	0.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	690.7	172.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2020:

Weighted average remaining lease term - operating leases	13.8 years
Weighted average remaining lease term - finance leases	7.2 years

Weighted average discount rate - operating leases	9.5%
Weighted average discount rate - finance leases	5.5%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2020:

Amounts due within twelve months of September, 30, (in millions)	Finance Leases	Operating Leases
2020	$18.6	$161.3
2021	14.3	133.4
2022	12.8	117.8
2023	12.8	108.9
2024	11.8	103.8
Thereafter	34.4	930.7
Total minimum lease payments	104.7	1,555.9
Less: effect of discounting	18.5	700.2
Present value of future minimum lease payments	86.2	855.7
Less: current obligations under leases	14.2	85.5
Long-term lease obligations	$72.0	$770.2

As of September 30, 2020, the Company has not entered into any material lease agreements that have not yet commenced.

11. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% and 99.0% as of September 30, 2020 and December 31, 2019, respectively.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2019 and September 30, 2020 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2019	1,215,317	119,804,971	121,020,288
	1.0%	99.0%	100.0%
September 30, 2020	970,647	120,151,595	121,122,242
	0.8%	99.2%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 48.0% limited partner interest in PBFX with the remaining 52.0% limited partner interest owned by the public common unitholders as of September 30, 2020. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages in PBFX as of December 31, 2019 and September 30, 2020 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2019	32,176,404	29,953,631	62,130,035
	51.8%	48.2%	100.0%
September 30, 2020	32,406,893	29,953,631	62,360,524
	52.0%	48.0%	100%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three and nine months ended September 30, 2020 and 2019 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.1 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2020 and 2019, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(1,096.2)	(13.6)	(0.1)	60.4	(1,049.5)
Dividends and distributions	(35.9)	(0.4)	—	(36.9)	(73.2)
Stock-based compensation	21.4	—	—	3.2	24.6
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Taxes paid for net settlements of equity-based compensation	(0.9)	—	—	—	(0.9)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2.3	(2.3)	—	—	—
Other	4.9	—	—	(0.8)	4.1
Balance at September 30, 2020	$1,935.4	$96.9	$10.8	$447.7	$2,490.8

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	267.5	3.6	0.1	36.0	307.2
Dividends and distributions	(107.9)	(2.7)	—	(47.0)	(157.6)
Issuance of additional PBFX common units	152.0	—	—	(19.5)	132.5
Stock-based compensation	20.3	—	—	5.6	25.9
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Other	(0.9)	—	—	(1.5)	(2.4)
Balance at September 30, 2019	$3,007.7	$113.1	$11.0	$422.5	$3,554.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the nine months ended September 30, 2020 and 2019, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(1,363.3)	(0.1)	60.4	(1,303.0)
Dividends and distributions	(36.3)	—	(36.9)	(73.2)
Exercise of PBF LLC options and warrants, net	(0.9)	—	—	(0.9)
Stock-based compensation	21.4	—	3.2	24.6
Other	—	—	(0.8)	(0.8)
Balance at September 30, 2020	$1,797.3	$10.8	$447.7	$2,255.8

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	364.6	0.1	36.0	400.7
Dividends and distributions	(163.8)	—	(47.0)	(210.8)
Exercise of PBF LLC and PBF Energy options and warrants, net	(0.8)	—	—	(0.8)
Issuance of additional PBFX common units	152.0	—	(19.5)	132.5
Stock-based compensation	20.3	—	5.6	25.9
Other	—	—	(1.5)	(1.5)
Balance at September 30, 2019	$3,131.9	$11.0	$422.5	$3,565.4

12. DIVIDENDS AND DISTRIBUTIONS
On March 30, 2020, PBF Energy announced that it had suspended its quarterly dividend of $0.30 per share on its Class A common stock as part of its strategic plan to respond to the impact of the COVID-19 outbreak. As a result there were no dividends and distributions for the three months ended September 30, 2020. With respect to dividends and distributions paid during the nine months ended September 30, 2020, PBF LLC made an aggregate non-tax quarterly distribution of $36.3 million, or $0.30 per unit to its members, of which $35.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay a quarterly cash dividend of $0.30 per share of Class A common stock on March 17, 2020.

With respect to distributions paid during the nine months ended September 30, 2020, PBFX paid a distribution on outstanding common units of $0.520 per unit on March 17, 2020, $0.30 on June 17, 2020 and $0.30 on August 26, 2020, of which $33.6 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$15.0	$10.9	$43.9	$32.7
Interest cost	1.8	2.0	5.3	6.2
Expected return on plan assets	(3.2)	(2.3)	(9.4)	(7.1)
Amortization of prior service cost and actuarial loss	0.1	0.1	0.2	0.2
Net periodic benefit cost	$13.7	$10.7	$40.0	$32.0

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$0.3	$0.2	$0.8	$0.7
Interest cost	0.1	0.2	0.3	0.5
Amortization of prior service cost and actuarial loss	0.1	0.1	0.4	0.4
Net periodic benefit cost	$0.5	$0.5	$1.5	$1.6

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

	Three Months Ended September 30,
(in millions)	2020	2019
Refining Segment:
Gasoline and distillates	$3,121.8	$5,658.6
Asphalt and blackoils	206.5	321.3
Feedstocks and other	196.4	188.1
Chemicals	81.7	183.0
Lubricants	42.8	71.1
Total	3,649.2	6,422.1
Logistics Segment:
Logistics	89.0	86.4
Total revenues prior to eliminations	3,738.2	6,508.5
Elimination of intercompany revenues	(70.7)	(78.0)
Total Revenues	$3,667.5	$6,430.5

	Nine Months Ended September 30,
(in millions)	2020	2019
Refining Segment:
Gasoline and distillates	$9,728.1	$15,662.3
Feedstocks and other	723.0	592.7
Asphalt and blackoils	577.6	1,206.1
Chemicals	240.0	512.3
Lubricants	139.6	209.3
Total	11,408.3	18,182.7
Logistics Segment:
Logistics	271.2	248.0
Total revenues prior to eliminations	11,679.5	18,430.7
Elimination of intercompany revenues	(218.7)	(224.0)
Total Revenues	$11,460.8	$18,206.7

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $23.6 million and $20.1 million as of September 30, 2020 and December 31, 2019, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

15. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognize income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.2% and 99.0% as of September 30, 2020 and December 31, 2019, respectively). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes.
Valuation Allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. Negative evidence evaluated as part of this assessment included PBF Energy’s cumulative loss incurred over the three-year period ended September 30, 2020. Such objective evidence limits PBF Energy’s ability to consider other subjective evidence, such as PBF Energy’s projections for future taxable income as market conditions, commodity prices and demand for refined petroleum products normalize.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the basis of this evaluation, as of September 30, 2020, a valuation allowance of $348.6 million has been recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as PBF Energy’s projections for future taxable income.
The reported income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Current income tax expense	$—	$0.6	$0.4	$2.4
Deferred income tax expense (benefit)	235.6	21.4	(1.1)	89.6
Total income tax expense (benefit)	$235.6	$22.0	$(0.7)	$92.0

The income tax provision is based on earnings (losses) before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision at Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.2%	5.4%	5.2%	5.5%
Nondeductible/nontaxable items	(0.1)%	—%	—%	0.5%
Rate differential from foreign jurisdictions	(0.1)%	(0.6)%	(0.1)%	(0.7)%
Deferred tax asset valuation allowance	(155.6)%	—%	(25.8)%	—%
Other	(0.1)%	(1.8)%	(0.2)%	(0.6)%
Effective tax rate	(129.7)%	24.0%	0.1%	25.7%
PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2020, including the impact of income attributable to noncontrolling interests of $19.4 million and $46.7 million, respectively, was (145.3)% and 0.1%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2019, including the impact of income attributable to noncontrolling interests of $16.8 million and $39.7 million respectively, was 20.3% and 23.1%, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company’s income tax provision, deferred tax assets and liabilities, and related taxes payable for the periods presented. The Company is currently assessing the future implications of these provisions, as applicable, within the CARES Act on its Consolidated Financial Statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Current income tax expense	$—	$0.2	$—	$0.1
Deferred income tax (benefit) expense	(1.2)	(2.2)	8.6	(7.5)
Total income tax (benefit) expense	$(1.2)	$(2.0)	$8.6	$(7.4)

The Company has determined there are no material uncertain tax positions as of September 30, 2020. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2020 and December 31, 2019.
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

	As of September 30, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$256.6	$—	$—	$256.6	N/A	$256.6
Commodity contracts	1.0	9.9	1.3	12.2	(12.0)	0.2
Derivatives included with inventory intermediation agreement obligations	—	17.8	—	17.8	—	17.8
Liabilities:
Commodity contracts	1.2	10.7	0.1	12.0	(12.0)	—
Catalyst obligations	—	86.6	—	86.6	—	86.6
Contingent consideration obligation	—	—	13.7	13.7	—	13.7

	As of December 31, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$111.8	$—	$—	$111.8	N/A	$111.8
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3

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
•The contingent consideration obligation at September 30, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2020 and December 31, 2019, $21.3 million and $10.3 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which includes the change in estimated future earnings related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2020	2020
Balance at beginning of period	$40.3	$26.1
Additions	—	77.3
Accretion on discounted liabilities	1.0	3.8
Settlements	0.3	0.7
Unrealized gain included in earnings	(29.1)	(95.4)
Balance at end of period	$12.5	$12.5

There were no transfers between levels during the three and nine months ended September 30, 2020 or 2019, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,000.0	$1,040.9	$—	$—
2028 Senior Notes (a)	1,000.0	667.7	—	—
2025 Senior Notes (a)	725.0	542.5	725.0	776.5
2023 Senior Notes (a) (b)	—	—	500.0	519.7
PBFX 2023 Senior Notes (a)	526.8	496.1	527.2	543.0
PBF Rail Term Loan (c)	9.2	9.2	14.5	14.5
PBFX Revolving Credit Facility (c)	213.0	213.0	283.0	283.0
Revolving Credit Facility (c)	900.0	900.0	—	—
Catalyst financing arrangements (d)	86.6	86.6	47.6	47.6
	4,460.6	3,956.0	2,097.3	2,184.3
Less - Current debt	—	—	—	—
Less - Unamortized deferred financing costs	(49.5)	n/a	(32.4)	n/a
Long-term debt	$4,411.1	$3,956.0	$2,064.9	$2,184.3

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020, there were no barrels of crude oil and feedstocks (27,580 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. As of September 30, 2020, there were 2,363,535 barrels of intermediates and refined products (3,430,635 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2020, there were 8,019,000 barrels of crude oil and 1,530,000 barrels of refined products (5,511,000 and 5,788,000, respectively, as of December 31, 2019), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2020 and December 31, 2019 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$17.8
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)

Derivatives not designated as hedging instruments:
September 30, 2020:
Commodity contracts	Accounts receivable	$0.2
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(6.6)
For the three months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$23.6
For the nine months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$19.1
For the nine months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(11.4)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2020:
Commodity contracts	Cost of products and other	$(9.1)
For the three months ended September 30, 2019:
Commodity contracts	Cost of products and other	$2.2
For the nine months ended September 30, 2020:
Commodity contracts	Cost of products and other	$55.9
For the nine months ended September 30, 2019:
Commodity contracts	Cost of products and other	$34.8

Hedged items designated in fair value hedges:
For the three months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$6.6
For the three months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(23.6)
For the nine months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(19.1)
For the nine months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$11.4

The Company had no ineffectiveness related to fair value hedges for the three and nine months ended September 30, 2020 or 2019, respectively.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2020 and September 30, 2019 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2020
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,649.2	$89.0	$—	$(70.7)	$3,667.5
Depreciation and amortization expense	115.9	14.4	2.7	—	133.0
Income (loss) from operations	(367.0)	55.6	(31.3)	—	(342.7)
Interest expense, net	(0.8)	11.5	59.7	—	70.4
Capital expenditures	53.0	1.7	2.0	—	56.7

	Three Months Ended September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,422.1	$86.4	$—	$(78.0)	$6,430.5
Depreciation and amortization expense	98.7	9.0	2.1	—	109.8
Income (loss) from operations	169.8	44.4	(62.3)	—	151.9
Interest expense, net	(0.7)	13.4	27.0	—	39.7
Capital expenditures	117.2	8.0	2.7	—	127.9

	Nine Months Ended September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,408.3	$271.2	$—	$(218.7)	$11,460.8
Depreciation and amortization expense	332.4	36.9	8.4	—	377.7
Income (loss) from operations	(1,138.8)	153.4	(103.3)	—	(1,088.7)
Interest expense, net	0.7	37.0	147.4	—	185.1
Capital expenditures (3)	1,500.9	9.6	9.2	—	1,519.7

	Nine Months Ended September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,182.7	$248.0	$—	$(224.0)	$18,206.7
Depreciation and amortization expense	288.3	26.6	7.8	—	322.7
Income (loss) from operations (1)(2)	583.0	116.4	(165.5)	(7.9)	526.0
Interest expense, net	0.7	38.0	82.6	—	121.3
Capital expenditures	600.2	23.2	6.4	—	629.8

	Balance at September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,250.1	$941.8	$55.3	$(55.9)	$10,191.3

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,154.8	$973.0	$52.7	$(48.1)	$9,132.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2020
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,649.2	$89.0	$—	$(70.7)	$3,667.5
Depreciation and amortization expense	115.9	14.4	2.7	—	133.0
Income (loss) from operations	(367.0)	55.6	(31.1)	—	(342.5)
Interest expense, net	(0.8)	11.5	62.3	—	73.0
Capital expenditures	53.0	1.7	2.0	—	56.7

	Three Months Ended September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,422.1	$86.4	$—	$(78.0)	$6,430.5
Depreciation and amortization expense	98.7	9.0	2.1	—	109.8
Income (loss) from operations	169.8	44.4	(61.9)	—	152.3
Interest expense, net	(0.7)	13.4	29.6	—	42.3
Capital expenditures	117.2	8.0	2.7	—	127.9

	Nine Months Ended September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,408.3	$271.2	$—	$(218.7)	$11,460.8
Depreciation and amortization expense	332.4	36.9	8.4	—	377.7
Income (loss) from operations	(1,138.8)	153.4	(102.8)	—	(1,088.2)
Interest expense, net	0.7	37.0	155.1	—	192.8
Capital expenditures (3)	1,500.9	9.6	9.2	—	1,519.7

	Nine Months Ended September 30, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,182.7	$248.0	$—	$(224.0)	$18,206.7
Depreciation and amortization expense	288.3	26.6	7.8	—	322.7
Income (loss) from operations (1)(2)	583.0	116.4	(164.4)	(7.9)	527.1
Interest expense, net	0.7	38.0	89.6	—	128.3
Capital expenditures	600.2	23.2	6.4	—	629.8

	Balance at September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,250.1	$941.8	$53.7	$(55.9)	$10,189.7

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$8,154.8	$973.0	$49.4	$(48.1)	$9,129.1

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2020	2019	2020	2019
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(417.2)	$69.5	$(1,094.0)	$266.4
Less: Income allocated to participating securities	—	0.2	0.1	0.4
Income (loss) available to PBF Energy Inc. stockholders - basic	$(417.2)	$69.3	$(1,094.1)	$266.0
Denominator for basic net income (loss) per Class A common share - weighted average shares	119,684,030	119,921,346	119,561,388	119,897,504
Basic net income (loss) attributable to PBF Energy per Class A common share	$(3.49)	$0.58	$(9.15)	$2.22

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(417.2)	$69.3	$(1,094.1)	$266.0
Plus: Net income (loss) attributable to noncontrolling interest (1)	—	0.9	(13.6)	3.6
Less: Income tax benefit (expense) on net income attributable to noncontrolling interest (1)	—	(0.3)	3.6	(0.9)
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(417.2)	$69.9	$(1,104.1)	$268.7

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	119,684,030	119,921,346	119,561,388	119,897,504
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	—	1,206,325	1,066,849	1,206,325
Common stock equivalents	—	461,508	—	768,035
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	119,684,030	121,589,179	120,628,237	121,871,864
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$(3.49)	$0.57	$(9.15)	$2.20

___________________________________________

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.3% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2020 and a 26.5% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2019), attributable to the converted units.
During the three months ended September 30, 2020, 975,133 PBF LLC Series A Units convertible into PBF Energy Class A common stock were excluded from the denominator in computing diluted net income (loss) per share because including them would have had an anti-dilutive effect. As the potential conversion of the PBF LLC Series A Units and common stock equivalents were not included, the numerator used in the calculation of diluted net income (loss) per share was equal to the numerator used in the calculation of basic net income (loss) per share and does not include the net income (loss) and income tax attributable to the net income (loss) associated with the potential conversion of the PBF LLC Series A Units and common stock equivalents.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 12,358,105 and 12,152,756 shares of PBF Energy Class A common stock and PBF LLC Series A units because they were anti-dilutive for the three and nine months ended September 30, 2020. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 7,739,275 and 6,003,867 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

20. SUBSEQUENT EVENTS
East Coast Refining Reconfiguration
On October 29, 2020, PBF Energy announced their plan to reconfigure the East Coast refinery system comprised of the Delaware City and Paulsboro refineries. As part of the reconfiguration process, the Company will be idling certain of their major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs.
The reconfiguration and optimization process is expected to be complete by the end of the year and will provide the Company with crude optionality and increased flexibility to respond to evolving market conditions. As a result of the reconfiguration, the Company expects to incur charges in the fourth quarter of 2020 of approximately $15.0 million related to severance and employee related expenses.
PBFX Distributions
On October 29, 2020, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on November 30, 2020 to PBFX unitholders of record at the close of business on November 16, 2020.

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
PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of September 30, 2020. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. As of September 30, 2020, PBF LLC also holds a 48.0% limited partner interest and a non-economic general partner interest in PBFX, a publicly-traded MLP.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2020, we own and operate six domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 1,050,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.8. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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
As of September 30, 2020, PBF Energy owned 120,172,826 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 970,647 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in us (99.0% and 1.0% as of December 31, 2019, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
COVID-19
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets continue to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower demand for refined petroleum products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the ultimate significance of the COVID-19 pandemic on our business will be dictated by its currently unknowable duration and the rate at which people are willing and able to resume activities even after governmental restrictions are lifted. In addition, recent global geopolitical and macroeconomic events have further contributed to the overall volatility in crude oil and refined product prices and may continue to do so in the future.
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
As previously announced, we have adjusted our operational plans to the evolving market conditions and taken steps to lower our 2020 operating expenses budget through significant reductions in discretionary activities and third party services. We continue to target and execute these expense reduction measures. Through the end of the third quarter, we exceeded our full-year goal of $140.0 million in total operating expense reductions by achieving over $225.0 million in reductions, including energy. While some of these savings are a result of reduced operational tempo, the majority are deliberate operating and other expense reductions. In addition, we continue to operate our refineries at reduced rates and expect near-term throughput to range from 700,000 to 800,000 barrels across our refining system. As the market conditions develop and the demand outlook becomes clearer, we will continue to adjust our operations in response.
On October 29, 2020, we announced an operational reconfiguration of our East Coast refining system comprised of our Delaware City and Paulsboro refineries. As part of the reconfiguration, the Paulsboro refinery will be idling certain of their major processing units. The reconfiguration is expected to be complete by year-end 2020 with future East Coast throughput capacity expected to be approximately 260,000 barrels per day, depending on market conditions. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels. As a result of the reconfiguration, we expects to incur charges in the fourth quarter of 2020 of approximately $15.0 million related to severance and employee related expenses.

In addition to the steps above with respect to our operations, we also have continued our focus on preserving liquidity and keeping our employees safe. We previously disclosed several transactions and initiatives related to these areas which included raising net proceeds of approximately $982.9 million in conjunction with our May issuance of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”), the sale of five hydrogen plants in April for gross proceeds of $530.0 million, significant reductions of approximately $357.0 million in 2020 planned capital expenditures, minimizing corporate overhead expenses primarily through temporary salary reductions, the suspension of PBF Energy’s quarterly dividend and the establishment of a company wide COVID-19 response team.
We continue to evaluate various other liquidity and cash flow optimization options in addition to safely and responsibly bringing back our workforce to the refineries and corporate office locations. As part of these cost saving initiatives, we reduced our workforce across our refineries in the second quarter in response to current challenging business conditions, which resulted in a $12.9 million charge. We have also continued to utilize our COVID-19 response team to implement additional social distancing measures across the workplace in addition to the continued enhancement of personal protective equipment and the cleanliness of our facilities. Through the guidance of our COVID-19 response team, we have started to bring back a portion of our workforce to their primary locations on a phased in approach, and we will continue to rely on our team and the evolution of the COVID-19 pandemic as we evaluate the appropriate time and way in which we will phase in the return of the rest of our workforce.
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
COVID-19
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices, which may continue for the foreseeable future. Our results for the three and nine months ended September 30, 2020 were impacted by the sustained decreased demand for refined products and the significant decline in the price of crude oil, both of which negatively impacted our revenues, cost of products sold and operating income and lowered our liquidity. Throughput rates across our refining system also decreased and we are currently operating our refineries at reduced rates. Refer to “Item 1A. Risk Factors” included in “Part II - Other Information” of this Form 10-Q for further information.

Tax Receivable Agreement
As of September 30, 2020, PBF Energy has recognized a liability for the Tax Receivable Agreement of $132.9 million ($373.5 million as of December 31, 2019) reflecting the estimate of the undiscounted amounts that the Company expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 9 - Commitments and Contingencies” and “Note 15 - Income Taxes” for more details.
Severance Costs
Following the onset of the COVID-19 pandemic, we have implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including reductions in our workforce. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs included in General and administrative expenses.
Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which we will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries.
Debt and Credit Facilities
Catalyst Financing Obligations
On September 25, 2020, we closed on agreements to sell a portion of our precious metals catalyst to certain major commercial banks for approximately $51.9 million and subsequently leased the catalyst back. The precious metals financing arrangements cover a portion of the catalyst used at our Delaware City, Martinez and Toledo refineries. The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. At maturity in 2021, we are obligated to repurchase the precious metals catalyst at fair market value.
Senior Notes
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
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

On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations as of September 30, 2020.
Refer to “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
Revolving Credit Facility
During the nine months ended September 30, 2020, we used advances under our PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”) to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of September 30, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
PBFX Revolving Credit Facility
During the nine months ended September 30, 2020, we made net repayments of $70.0 million on the PBFX Revolving Credit Facility, resulting in outstanding borrowings as of September 30, 2020 of $213.0 million. There was $283.0 million of outstanding borrowings under the PBFX five-year, $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”) as of December 31, 2019.
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

Torrance Land Sale
On August 1, 2019, we closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $33.1 million in the third quarter of 2019, included within Gain on sale of assets in the Condensed Consolidated Statements of Operations.
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
PBFX IDR Restructuring
On February 28, 2019, PBFX closed on the transaction contemplated by the Equity Restructuring Agreement with PBF LLC and PBF Logistics GP LLC (“PBF GP”), pursuant to which PBFX’s incentive distribution rights (the “IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2020 and 2019 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results eliminate in consolidation.

PBF Energy	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,667.5	$6,430.5	$11,460.8	$18,206.7

Cost and expenses:
Cost of products and other	3,378.6	5,700.2	11,095.0	15,865.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	471.9	436.5	1,445.7	1,348.7
Depreciation and amortization expense	130.3	107.7	369.3	314.9
Cost of sales	3,980.8	6,244.4	12,910.0	17,528.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	46.6	64.7	187.0	175.9
Depreciation and amortization expense	2.7	2.1	8.4	7.8
Change in fair value of contingent consideration	(28.6)	—	(93.5)	—
Impairment expense	7.0	—	7.0	—
Loss (gain) on sale of assets	1.7	(32.6)	(469.4)	(31.8)
Total cost and expenses	4,010.2	6,278.6	12,549.5	17,680.7

Income (loss) from operations	(342.7)	151.9	(1,088.7)	526.0
Other income (expense):
Interest expense, net	(70.4)	(39.7)	(185.1)	(121.3)
Change in Tax Receivable Agreement liability	252.2	—	240.6	—
Change in fair value of catalyst obligations	(2.4)	(3.8)	4.2	(6.4)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit (cost)	1.1	(0.1)	3.2	(0.2)
Income (loss) before income taxes	(162.2)	108.3	(1,048.0)	398.1
Income tax expense (benefit)	235.6	22.0	(0.7)	92.0
Net income (loss)	(397.8)	86.3	(1,047.3)	306.1
Less: net income attributable to noncontrolling interests	19.4	16.8	46.7	39.7
Net income (loss) attributable to PBF Energy Inc. stockholders	$(417.2)	$69.5	$(1,094.0)	$266.4

Consolidated gross margin	$(313.3)	$186.1	$(1,449.2)	$677.9

Gross refining margin (1)	$203.1	$647.6	$108.0	$2,106.6

Net income (loss) available to Class A common stock per share:
Basic	$(3.49)	$0.58	$(9.15)	$2.22
Diluted	$(3.49)	$0.57	$(9.15)	$2.20

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,667.5	$6,430.5	$11,460.8	$18,206.7

Cost and expenses:
Cost of products and other	3,378.6	5,700.2	11,095.0	15,865.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	471.9	436.5	1,445.7	1,348.7
Depreciation and amortization expense	130.3	107.7	369.3	314.9
Cost of sales	3,980.8	6,244.4	12,910.0	17,528.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	46.4	64.3	186.5	174.8
Depreciation and amortization expense	2.7	2.1	8.4	7.8
Change in fair value of contingent consideration	(28.6)	—	(93.5)	—
Impairment expense	7.0	—	7.0	—
Loss (gain) on sale of assets	1.7	(32.6)	(469.4)	(31.8)
Total cost and expenses	4,010.0	6,278.2	12,549.0	17,679.6

Income (loss) from operations	(342.5)	152.3	(1,088.2)	527.1

Other income (expense):
Interest expense, net	(73.0)	(42.3)	(192.8)	(128.3)
Change in fair value of catalyst obligations	(2.4)	(3.8)	4.2	(6.4)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit (cost)	1.1	(0.1)	3.2	(0.2)
Income (loss) before income taxes	(416.8)	106.1	(1,295.8)	392.2
Income tax (benefit) expense	(1.2)	(2.0)	8.6	(7.4)
Net income (loss)	(415.6)	108.1	(1,304.4)	399.6
Less: net income attributable to noncontrolling interests	22.8	16.0	60.3	36.1
Net income (loss) attributable to PBF Energy Company LLC	$(438.4)	$92.1	$(1,364.7)	$363.5

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Key Operating Information
Production (bpd in thousands)	716.7	863.0	750.2	817.9
Crude oil and feedstocks throughput (bpd in thousands)	706.1	850.9	744.6	816.4
Total crude oil and feedstocks throughput (millions of barrels)	65.0	78.3	204.0	222.9
Consolidated gross margin per barrel of throughput	$(4.82)	$2.38	$(7.10)	$3.04
Gross refining margin, excluding special items, per barrel of throughput (1)	$2.98	$8.87	$3.92	$8.21
Refinery operating expense, per barrel of throughput	$6.96	$5.26	$6.78	$5.72

Crude and feedstocks (% of total throughput) (2)
Heavy	43%	32%	43%	31%
Medium	25%	30%	26%	30%
Light	18%	25%	17%	25%
Other feedstocks and blends	14%	13%	14%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	54%	50%	50%	48%
Distillates and distillate blendstocks	28%	33%	31%	32%
Lubes	1%	1%	1%	1%
Chemicals	1%	2%	1%	2%
Other	18%	15%	18%	17%
Total yield	102%	101%	101%	100%

(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars per barrel, except as noted)
Dated Brent crude oil	$43.05	$61.86	$40.74	$64.71
West Texas Intermediate (WTI) crude oil	$40.91	$56.40	$38.12	$57.08
Light Louisiana Sweet (LLS) crude oil	$42.46	$60.60	$40.13	$63.35
Alaska North Slope (ANS) crude oil	$42.75	$62.98	$41.32	$65.23
Crack Spreads
Dated Brent (NYH) 2-1-1	$8.30	$14.72	$9.30	$12.73
WTI (Chicago) 4-3-1	$7.08	$16.51	$6.56	$16.69
LLS (Gulf Coast) 2-1-1	$6.53	$14.32	$7.79	$12.32
ANS (West Coast-LA) 4-3-1	$11.70	$18.81	$11.41	$18.49
ANS (West Coast-SF) 3-2-1	$10.88	$18.38	$9.77	$17.20
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.14	$5.46	$2.62	$7.63
Dated Brent less Maya (heavy, sour)	$3.88	$6.36	$5.95	$5.58
Dated Brent less WTS (sour)	$2.09	$6.01	$2.72	$8.76
Dated Brent less ASCI (sour)	$1.38	$2.98	$1.99	$3.11
WTI less WCS (heavy, sour)	$9.29	$12.79	$10.58	$11.78
WTI less Bakken (light, sweet)	$1.23	$0.74	$2.57	$0.53
WTI less Syncrude (light, sweet)	$1.94	$(0.89)	$1.58	$(0.30)
WTI less LLS (light, sweet)	$(1.55)	$(4.20)	$(2.01)	$(6.27)
WTI less ANS (light, sweet)	$(1.84)	$(6.58)	$(3.20)	$(8.15)
Natural gas (dollars per MMBTU)	$2.12	$2.33	$1.92	$2.56

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Overview— PBF Energy net loss was $397.8 million for the three months ended September 30, 2020 compared to net income of $86.3 million for the three months ended September 30, 2019. PBF LLC net loss was $415.6 million for the three months ended September 30, 2020 compared to net income of $108.1 million for the three months ended September 30, 2019. Net loss attributable to PBF Energy was $417.2 million, or $(3.49) per diluted share, for the three months ended September 30, 2020 ($(3.49) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(2.87) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $69.5 million, or $0.57 per diluted share, for the three months ended September 30, 2019 ($0.57 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.66 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net loss attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% and 99.0% for the three months ended September 30, 2020 and 2019, respectively.

Our results for the three months ended September 30, 2020 were positively impacted by special items consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $9.9 million, or $7.3 million net of tax, a change in fair value of the contingent consideration associated with earn-out obligations related to both the Martinez Acquisition and PBFX CPI acquisition, of $28.6 million, or $21.1 million net of tax and a pre-tax benefit of $252.2 million, or $185.9 million net of tax, related to the change in our Tax Receivable Agreement liability (as defined in “Note 9 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements). Our results for the three months ended September 30, 2020 were negatively impacted by impairment expense of $7.0 million, or $5.2 million net of tax, related to the write-down of certain PBFX long-lived assets and a net tax expense of $282.3 million associated with the remeasurement of certain deferred tax assets. Our results for the three months ended September 30, 2019 were negatively impacted by a special item consisting of a pre-tax LCM inventory adjustment of approximately $47.0 million, or $34.6 million net of tax, partially offset by a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.3 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the current quarter we experienced unfavorable movements in certain crude differentials, and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All of our operating regions experienced lower refining margins for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Additionally, our results for the three months ended September 30, 2020 were negatively impacted by increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $3.7 billion for the three months ended September 30, 2020 compared to $6.4 billion for the three months ended September 30, 2019, a decrease of approximately $2.7 billion, or 42.2%. Revenues per barrel were $49.57 and $69.85 for the three months ended September 30, 2020 and 2019, respectively, a decrease of 29.0% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 251,400 bpd, 108,400 bpd, 125,600 bpd and 220,700 bpd, respectively. For the three months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 357,200 bpd, 151,100 bpd, 178,000 bpd and 164,600 bpd, respectively. For the three months ended September 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 287,500 bpd, 118,000 bpd, 137,400 bpd and 261,200 bpd, respectively. For the three months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 413,900 bpd, 163,300 bpd, 223,700 bpd and 199,600 bpd, respectively.
The throughput rates at our refineries were lower in the three months ended September 30, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in the prior period West Coast throughput. We operated our refineries at reduced rates during the third quarter and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated Gross Margin— Consolidated gross margin totaled $(313.3) million for the three months ended September 30, 2020 compared to $186.1 million for the three months ended September 30, 2019, a decrease of approximately $499.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $203.1 million, or $3.13 per barrel of throughput for the three months ended September 30, 2020 compared to $647.6 million, or $8.27 per barrel of throughput for the three months ended September 30, 2019, a decrease of approximately $444.5 million. Gross refining margin excluding special items totaled $193.2 million or $2.98 per barrel of throughput for the three months ended September 30, 2020 compared to $694.6 million or $8.87 per barrel of throughput for the three months ended September 30, 2019, a decrease of $501.4 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $9.9 million on a net basis, resulting from the increase in crude oil and refined product prices from the second quarter in 2020 to the end of the third quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials and refining margins and decreased throughput rates across the majority of our refineries. For the three months ended September 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $47.0 million on a net basis, resulting from a decrease in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”). Total RFS costs were $86.6 million for the three months ended September 30, 2020 in comparison to $31.6 million for the three months ended September 30, 2019.
Average industry margins and crude oil differentials were generally lower during the three months ended September 30, 2020 in comparison to the same period in 2019, primarily due to the extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $8.30 per barrel, or 43.6% lower, in the three months ended September 30, 2020, as compared to $14.72 per barrel in the same period in 2019. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya differentials, which decreased by $2.48 per barrel, offset by an increase in the WTI/Bakken differentials of $0.49 per barrel, in comparison to the same period in 2019. In addition, the WTI/WCS differential decreased significantly to $9.29 per barrel in the three months ended September 30, 2020 compared to $12.79 in the same period in 2019, which unfavorably impacted the cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $7.08 per barrel, or 57.1% lower, in the three months ended September 30, 2020 as compared to $16.51 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $1.23 per barrel in the three months ended September 30, 2020, as compared to $0.74 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.94 per barrel during the three months ended September 30, 2020 as compared to a premium of $0.89 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $6.53 per barrel, or 54.4% lower, in the three months ended September 30, 2020 as compared to $14.32 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an increasing WTI/LLS differential, which averaged a premium of $1.55 per barrel during the three months ended September 30, 2020 as compared to a premium of $4.20 per barrel in the same period of 2019.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $11.70 per barrel, or 37.8% lower, in the three months ended September 30, 2020 as compared to $18.81 per barrel in the same period in 2019. Margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $1.84 per barrel during the three months ended September 30, 2020 as compared to a premium of $6.58 per barrel in the same period of 2019.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $471.9 million for the three months ended September 30, 2020 compared to $436.5 million for the three months ended September 30, 2019, an increase of $35.4 million, or 8.1%. Of the total $471.9 million of operating expenses for the three months ended September 30, 2020, $452.4 million, or $6.96 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $19.5 million related to expenses incurred by the Logistics segment ($411.8 million, or $5.26 per barrel of throughput, and $24.7 million of operating expenses for the three months ended September 30, 2019 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $93.8 million for the three months ended September 30, 2020. Total operating expenses for the three months ended September 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services. Operating expenses related to our Logistics segment decreased as a result of lower discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to lower energy usage.
General and Administrative Expenses— General and administrative expenses totaled $46.6 million for the three months ended September 30, 2020 compared to $64.7 million for the three months ended September 30, 2019, a decrease of approximately $18.1 million or 28.0%. The decrease in general and administrative expenses for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019 primarily related to a reduction in overhead expenses through temporary salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on Sale of Assets— There was a loss of $1.7 million for the three months ended September 30, 2020 related to the sale of non-operating refinery assets. There was a gain of $32.6 million on the sale of assets for the three months ended September 30, 2019 mainly attributed to the sale of a parcel of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $133.0 million for the three months ended September 30, 2020 (including $130.3 million recorded within Cost of sales) compared to $109.8 million for the three months ended September 30, 2019 (including $107.7 million recorded within Cost of sales), an increase of $23.2 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration was a gain of $28.6 million for the three months ended September 30, 2020. This change represents the decrease in the estimated fair value of the Martinez Contingent Consideration and the PBFX Contingent Consideration (as defined in “Note 9 - Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements) associated with acquisition related earn-out obligations. There were no such costs in the same period of 2019.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $2.4 million for the three months ended September 30, 2020 compared to a loss of $3.8 million for the three months ended September 30, 2019. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.

Impairment expense— Impairment expense totaled $7.0 million for the three months ended September 30, 2020, resulting from an impairment charge related to the write-down of certain PBFX long-lived assets.
Change in Tax Receivable Agreement Liability— Change in Tax Receivable Agreement liability for the three months ended September 30, 2020 represented a gain of $252.2 million. This gain was primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740, Income Taxes related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability. There was no change in the Tax Receivable Agreement liability for the three months ended September 30, 2019.
Interest Expense, net— PBF Energy interest expense totaled $70.4 million for the three months ended September 30, 2020 compared to $39.7 million for the three months ended September 30, 2019, an increase of approximately $30.7 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in February 2020, the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $73.0 million and $42.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively (inclusive of $2.6 million and $2.6 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining, L.L.C. (“Chalmette Refining”) and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2% and 99.0%, on a weighted-average basis for the three months ended September 30, 2020 and 2019, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the three months ended September 30, 2020 and 2019 was (129.7)% and 24.0%, respectively. The effective tax rate for the three months ended September 30, 2020 was significantly impacted by the recording of a $348.6 million deferred tax asset valuation allowance.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2020 and 2019 was approximately 0.8% and 1.0%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Overview— PBF Energy net loss was $1,047.3 million for the nine months ended September 30, 2020 compared to net income of $306.1 million for the nine months ended September 30, 2019. PBF LLC net loss was $1,304.4 million for the nine months ended September 30, 2020 compared to net income of $399.6 million for the nine months ended September 30, 2019. Net loss attributable to PBF Energy stockholders was $1,094.0 million, or $(9.15) per diluted share, for the nine months ended September 30, 2020 ($(9.15) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(7.25) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $266.4 million, or $2.20 per diluted share, for the nine months ended September 30, 2019 ($2.20 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.33 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net loss attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax loss, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.1% and 99.0% for the nine months ended September 30, 2020 and 2019, respectively.

Our results for the nine months ended September 30, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, or $347.2 million net of tax, a change in fair value of the contingent consideration related to both the Martinez Acquisition and the PBFX CPI acquisition of $93.5 million, or $68.9 million net of tax, and a pre-tax change in the Tax Receivable Agreement liability of $240.6 million, or $177.3 million net of tax. Our results for the nine months ended September 30, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $691.5 million, or $509.6 million net of tax, pre-tax, debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million, or $16.4 million net of tax, severance costs related to second quarter reductions in workforce of $12.9 million, or $9.5 million net of tax, impairment expense of $7.0 million or $5.2 million net of tax, related to the write-down of certain PBFX long-lived assets in the third quarter of the current year and net tax expense of $282.3 million associated with the remeasurement of certain deferred tax assets. Our results for the nine months ended September 30, 2019 were positively impacted by a non-cash pre-tax LCM inventory adjustment of approximately $277.0 million, or $203.7 million net of tax and a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.3 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the nine months ended September 30, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All our operating regions experienced lower refining margins for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our results for the nine months ended September 30, 2020 were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $11.5 billion for the nine months ended September 30, 2020 compared to $18.2 billion for the nine months ended September 30, 2019, a decrease of approximately $6.7 billion, or 36.8%. Revenues per barrel were $48.67 and $70.23 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of 30.7% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 274,300 bpd, 91,900 bpd, 144,000 bpd and 234,400 bpd, respectively. For the nine months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,500 bpd, 154,100 bpd, 181,400 bpd and 151,400 bpd, respectively. For nine months ended September 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 310,100 bpd, 113,800 bpd, 169,000 bpd and 266,500 bpd, respectively. For the nine months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 374,200 bpd, 164,400 bpd, 227,700 bpd and 183,300 bpd, respectively.
The throughput rates at our refineries were lower in the nine months ended September 30, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in the prior period West Coast throughput. We operated our refineries at reduced rates beginning in March, and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated Gross Margin— Consolidated gross margin totaled $(1,449.2) million for the nine months ended September 30, 2020, compared to $677.9 million for the nine months ended September 30, 2019, a decrease of approximately $2,127.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $108.0 million, or $0.53 per barrel of throughput for the nine months ended September 30, 2020 compared to $2,106.6 million, or $9.45 per barrel of throughput for the nine months ended September 30, 2019, a decrease of approximately $1,998.6 million. Gross refining margin excluding special items totaled $799.5 million or $3.92 per barrel of throughput for the nine months ended September 30, 2020 compared to $1,829.6 million or $8.21 per barrel of throughput for the nine months ended September 30, 2019, a decrease of $1,030.1 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $691.5 million on a net basis resulting from the decrease in crude oil and refined product prices from the year ended 2019 to the end of the third quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials, an overall decrease in throughput rates and refining margins. For the nine months ended September 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $277.0 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS costs were $183.4 million for the nine months ended September 30, 2020 in comparison to $92.0 million for the nine months ended September 30, 2019.
Average industry margins were mixed during the nine months ended September 30, 2020 in comparison to the same period in 2019, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices in 2020, in addition to impacts related to 2019 planned turnarounds, all of which were completed in the first half of the prior year.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.30 per barrel, or 26.9% lower, in the nine months ended September 30, 2020, as compared to $12.73 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate on the East Coast by stronger Dated Brent/Maya and WTI/Bakken differentials, which increased by $0.37 per barrel and $2.04 per barrel, respectively, in comparison to the same period in 2019. The WTI/WCS differential slightly decreased to $10.58 per barrel in 2020 compared to $11.78 in 2019, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.56 per barrel, or 60.7% lower, in the nine months ended September 30, 2020 as compared to $16.69 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a discount of $2.57 per barrel in the nine months ended September 30, 2020, as compared to a discount of $0.53 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.58 per barrel during the nine months ended September 30, 2020 as compared to a premium of $0.30 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $7.79 per barrel, or 36.8% lower, in the nine months ended September 30, 2020 as compared to $12.32 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.01 per barrel during the nine months ended September 30, 2020 as compared to a premium of $6.27 per barrel in the same period of 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.41 per barrel, or 38.3% lower, in the nine months ended September 30, 2020 as compared to $18.49 per barrel in the same period in 2019. Additionally, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $3.20 per barrel during the nine months ended September 30, 2020 as compared to a premium of $8.15 per barrel in the same period of 2019.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,445.7 million for the nine months ended September 30, 2020 compared to $1,348.7 million for the nine months ended September 30, 2019, an increase of approximately $97.0 million, or 7.2%. Of the total $1,445.7 million of operating expenses for the nine months ended September 30, 2020, $1,383.6 million or $6.78 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $62.1 million related to expenses incurred by the Logistics segment ($1,274.9 million or $5.72 per barrel of throughput, and $73.8 million of operating expenses for the nine months ended September 30, 2019 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $262.0 million for the nine months ended September 30, 2020. Total operating expenses for the nine months ended September 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services. Operating expenses related to our Logistics segment decreased as a result of lower discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation costs and lower utility expenses due to reduced energy usage.
General and Administrative Expenses— General and administrative expenses totaled $187.0 million for the nine months ended September 30, 2020 compared to $175.9 million for the nine months ended September 30, 2019, an increase of approximately $11.1 million or 6.3%. The increase in general and administrative expenses for the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019 primarily related to headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. These costs increases were offset by a reduction in overhead expenses through temporary salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $469.4 million for the nine months ended September 30, 2020 related primarily to the sale of five hydrogen plants. There was a gain of $31.8 million on the sale of assets for the nine months ended September 30, 2019, primarily attributable to the sale of a parcel of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $377.7 million for the nine months ended September 30, 2020 (including $369.3 million recorded within Cost of sales) compared to $322.7 million for the nine months ended September 30, 2019 (including $314.9 million recorded within Cost of sales), an increase of approximately $55.0 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $93.5 million for the nine months ended September 30, 2020. This change represents the decrease in the estimated fair value of the Martinez Contingent Consideration and the PBFX Contingent Consideration, both associated with acquisition related earn-out obligations. There were no such costs in the same period of 2019.
Impairment expense— Impairment expense totaled $7.0 million for the nine months ended September 30, 2020, resulting from a write-down of certain PBFX long-lived assets.

Change in Tax Receivable Agreement Liability— Change in Tax Receivable Agreement liability for the nine months ended September 30, 2020 represented a gain of $240.6 million. This gain was primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740, Income Taxes related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability. There was no change in the Tax Receivable Agreement liability for the nine months ended September 30, 2019.

Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $4.2 million for the nine months ended September 30, 2020 compared to a loss of $6.4 million for the nine months ended September 30, 2019. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the nine months ended September 30, 2020 relate to the early redemption of our 2023 Senior Notes. There were no such costs in the same period of 2019.
Interest Expense, net— PBF Energy interest expense totaled $185.1 million for the nine months ended September 30, 2020 compared to $121.3 million for the nine months ended September 30, 2019, an increase of approximately $63.8 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in February 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $192.8 million and $128.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively (inclusive of $7.7 million and $7.0 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.1% and 99.0%, on a weighted-average basis for the nine months ended September 30, 2020 and 2019, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the nine months ended September 30, 2020 and 2019 was 0.1% and 25.7%, respectively. The effective tax rate for the nine months ended September 30, 2020 was significantly impacted by the recording of a $348.6 million deferred tax asset valuation allowance.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the nine months ended September 30, 2020 and 2019 was approximately 0.9% and 1.0%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in the Tax Receivable Agreement liability, debt extinguishment costs, changes in fair value of contingent consideration, gain on sale of hydrogen plants, severance costs related to reductions in workforce, impairment expense, net tax expense on remeasurement of deferred tax assets and gain on sale of assets at our Torrance refinery. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and nine months ended September 30, 2020 and 2019 (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to PBF Energy Inc. stockholders	$(417.2)	$69.5	$(1,094.0)	$266.4
Less: Income allocated to participating securities	—	0.2	0.1	0.4
Income (loss) available to PBF Energy Inc. stockholders - basic	(417.2)	69.3	(1,094.1)	266.0
Add: Net income (loss) attributable to noncontrolling interest (1)	(3.5)	0.9	(13.6)	3.6
Less: Income tax benefit (expense) (2)	0.9	(0.3)	3.6	(0.9)
Adjusted fully-converted net income (loss)	$(419.8)	$69.9	$(1,104.1)	$268.7
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(9.9)	47.0	691.5	(277.0)
Add: Change in Tax Receivable Agreement liability	(252.2)	—	(240.6)	—
Add: Debt extinguishment costs	—	—	22.2	—
Add: Change in fair value of contingent consideration	(28.6)	—	(93.5)	—
Add: Gain on sale of hydrogen plants	—	—	(471.1)	—
Add: Severance costs	—	—	12.9	—
Add: Impairment expense	7.0	—	7.0	—
Add: Gain on Torrance land sale	—	(33.1)	—	(33.1)
Add: Net tax expense on remeasurement of deferred tax assets	282.3	—	282.3	—
Add: Recomputed income taxes on special items	74.6	(3.7)	18.8	82.0
Adjusted fully-converted net income (loss) excluding special items	$(346.6)	$80.1	$(874.6)	$40.6

Weighted-average shares outstanding of PBF Energy Inc.	119,684,030	119,921,346	119,561,388	119,897,504
Conversion of PBF LLC Series A Units (4)	975,133	1,206,325	1,066,849	1,206,325
Common stock equivalents (5)	—	461,508	—	768,035
Fully-converted shares outstanding-diluted	120,659,163	121,589,179	120,628,237	121,871,864

Diluted net income (loss) per share	$(3.49)	$0.57	$(9.15)	$2.20
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(3.49)	$0.57	$(9.15)	$2.20
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(2.87)	$0.66	$(7.25)	$0.33
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$3,667.5	$56.46	$6,430.5	$82.15
Less: Cost of sales	3,980.8	61.28	6,244.4	79.77
Consolidated gross margin	$(313.3)	$(4.82)	$186.1	$2.38
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(313.3)	$(4.82)	$186.1	$2.38
Add: PBFX operating expense	22.7	0.35	28.4	0.36
Add: PBFX depreciation expense	14.4	0.22	9.0	0.11
Less: Revenues of PBFX	(89.0)	(1.37)	(86.4)	(1.10)
Add: Refinery operating expense	452.4	6.96	411.8	5.26
Add: Refinery depreciation expense	115.9	1.79	98.7	1.26
Gross refining margin	$203.1	$3.13	$647.6	$8.27
Special items:(3)
Add: Non-cash LCM inventory adjustment	(9.9)	(0.15)	47.0	0.60
Gross refining margin excluding special items	$193.2	$2.98	$694.6	$8.87

	Nine Months Ended September 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$11,460.8	$56.18	$18,206.7	$81.69
Less: Cost of sales	12,910.0	63.28	17,528.8	78.65
Consolidated gross margin	$(1,449.2)	$(7.10)	$677.9	$3.04
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(1,449.2)	$(7.10)	$677.9	$3.04
Add: PBFX operating expense	75.5	0.37	86.9	0.39
Add: PBFX depreciation expense	36.9	0.18	26.6	0.12
Less: Revenues of PBFX	(271.2)	(1.33)	(248.0)	(1.11)
Add: Refinery operating expense	1,383.6	6.78	1,274.9	5.72
Add: Refinery depreciation expense	332.4	1.63	288.3	1.29
Gross refining margin	$108.0	$0.53	$2,106.6	$9.45
Special items:(3)
Add: Non-cash LCM inventory adjustment	691.5	3.39	(277.0)	(1.24)
Gross refining margin excluding special items	$799.5	$3.92	$1,829.6	$8.21
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(397.8)	$86.3	$(1,047.3)	$306.1
Add: Depreciation and amortization expense	133.0	109.8	377.7	322.7
Add: Interest expense, net	70.4	39.7	185.1	121.3
Add: Income tax expense (benefit)	235.6	22.0	(0.7)	92.0
EBITDA	$41.2	$257.8	$(485.2)	$842.1
Special Items(3)
Add: Non-cash LCM inventory adjustment	(9.9)	47.0	691.5	(277.0)
Add: Change in Tax Receivable Agreement liability	(252.2)	—	(240.6)	—
Add: Debt extinguishment costs	—	—	22.2	—
Add: Change in fair value of contingent consideration	(28.6)	—	(93.5)	—
Add: Gain on sale of hydrogen plants	—	—	(471.1)	—
Add: Severance costs	—	—	12.9	—
Add: Impairment expense	7.0	—	7.0	—
Add: Gain on Torrance land sale	—	(33.1)	—	(33.1)
EBITDA excluding special items	$(242.5)	$271.7	$(556.8)	$532.0

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$41.2	$257.8	$(485.2)	$842.1
Add: Stock-based compensation	10.4	8.4	29.1	28.4
Add: Change in fair value of catalyst obligations	2.4	3.8	(4.2)	6.4
Add: Change in fair value of contingent consideration (3)	(28.6)	—	(93.5)	—
Add: Non-cash LCM inventory adjustment (3)	(9.9)	47.0	691.5	(277.0)
Add: Gain on sale of hydrogen plants (3)	—	—	(471.1)	—
Add: Change in Tax Receivable Agreement liability(3)	(252.2)	—	(240.6)	—
Add: Impairment expense(3)	7.0	—	7.0	—
Add: Debt extinguishment costs (3)	—	—	22.2	—
Add: Severance costs (3)	—	—	12.9	—
Adjusted EBITDA	$(229.7)	$317.0	$(531.9)	$599.9
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2020	2019
January 1,	$401.6	$651.8
June 30,	1,103.0	327.8
September 30,	1,093.1	374.8
    The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Net LCM inventory adjustment benefit (charge) in income (loss) from operations	$9.9	$(47.0)	$(691.5)	$277.0
Net LCM inventory adjustment benefit (charge) in net income (loss)	7.3	(34.6)	(509.6)	203.7

    Debt Extinguishment Costs - During the nine months ended September 30, 2020, we recorded pre-tax debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. These nonrecurring charges decreased net income by $16.4 million for the nine months ended September 30, 2020. There were no such costs in any of the other periods presented.

Change in Tax Receivable Agreement liability - During the three months ended September 30, 2020, we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $252.2 million and $185.9 million, respectively. During the nine months ended September 30, 2020, we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $240.6 million and $177.3 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance. There was no change in the Tax Receivable Agreement liability for the three and nine months ended September 30, 2019.
Change in Fair Value of Contingent Consideration - During the three months ended September 30, 2020, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration and the PBFX Contingent Consideration which increased income from operations and net income by $28.6 million and $21.1 million, respectively. During the nine months ended September 30, 2020, we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which increased income from operations and net income by $93.5 million and $68.9 million, respectively. There were no such changes in fair value of contingent consideration during the three and nine months ended September 30, 2019.
Gain on sale of Hydrogen Plants - During the nine months ended September 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million and $347.2 million, respectively.
Impairment expense - During the three and nine months ended September 30, 2020, we recorded an impairment charge which decreased income from operations and net income by $7.0 million and $5.2 million, respectively, resulting from the write-down of certain PBFX long-lived assets. There were no such charges during the three and nine months ended September 30, 2019.
Gain on sale of Torrance land - During the three and nine months ended September 30, 2019, we recorded a gain on the sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $33.1 million and $24.3 million, respectively.
Severance Costs - During the nine months ended September 30, 2020, we recorded a severance charge related to reductions in our workforce that decreased income from operations and net income by $12.9 million and $9.5 million, respectively. There were no such costs in any of the other periods presented.
Recomputed Income taxes on special items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net tax expense on remeasurement of deferred tax assets - During the three and nine months ended September 30, 2020, we recorded a deferred tax valuation allowance of $348.6 million in accordance with ASC 740, Income Taxes. This amount includes tax expense of approximately $66.3 million related to our net change in the Tax Receivable Agreement liability or a net tax expense of $282.3 million related primarily to the remeasurement of deferred tax assets. There was no such expense in the three or nine months ended September 30, 2019.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and nine months ended September 30, 2020 and 2019, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 12,358,105 and 12,152,756 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2020, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 7,739,275 and 6,003,867 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

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
Cash Flows from Operating Activities
Net cash used in operating activities was $792.6 million for the nine months ended September 30, 2020 compared to net cash provided by operating activities of $432.2 million for the nine months ended September 30, 2019. Our operating cash flows for the nine months ended September 30, 2020 included our net loss of $1,047.3 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $469.4 million, change in the Tax Receivable Agreement liability of $240.6 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $19.1 million, change in the fair value of the contingent consideration of $93.5 million, change in the fair value of our catalyst obligations of $4.2 million, and deferred income taxes of $1.1 million, partially offset by depreciation and amortization of $391.9 million, pension and other post-retirement benefits costs of $41.5 million, stock-based compensation of $29.1 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, impairment expense of $7.0 million, and a net non-cash charge of $691.5 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflects cash uses of $100.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2019 included our net income of $306.1 million, depreciation and amortization of $331.3 million, deferred income taxes of $89.6 million, pension and other post-retirement benefits costs of $33.6 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $11.4 million, stock-based compensation of $28.4 million and changes in the fair value of our catalyst obligations of $6.4 million partially offset by a net non-cash benefit of $277.0 million relating to an LCM inventory adjustment and a gain on sale of assets of $31.8 million. In addition, net changes in operating assets and liabilities reflected cash uses of $65.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $990.3 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $593.5 million for the nine months ended September 30, 2019. The net cash flows used in investing activities for the nine months ended September 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $158.0 million, expenditures for refinery turnarounds of $175.8 million, and expenditures for other assets of $9.7 million, partially offset by proceeds from sale of assets of $529.4 million. Net cash used in investing activities for the nine months ended September 30, 2019 was comprised of cash outflows of $309.0 million for capital expenditures, expenditures for refinery turnarounds of $282.6 million, and expenditures for other assets of $38.2 million, partially offset by proceeds of $36.3 million mainly related to the sale of land at our Torrance refinery.

Cash Flows from Financing Activities
Net cash provided by financing activities was $2,250.6 million for the nine months ended September 30, 2020 compared to net cash provided by financing activities of $100.3 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net cash provided by financing activities consisted of cash proceeds of $982.9 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $900.0 million, proceeds from catalyst financing arrangements of $51.9 million and proceeds from insurance premium financing of $12.7 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $70.0 million, net settlements of precious metal catalyst obligations of $8.8 million, distributions and dividends of $72.5 million, principal amortization payments of the PBF Rail Term Loan of $5.4 million, and payments on finance leases of $8.9 million and deferred financing costs and other of $1.2 million. For the nine months ended September 30, 2019, net cash provided by financing activities consisted of $132.5 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $127.0 million, proceeds from insurance premium financing of $7.5 million, and proceeds from stock options exercised of $0.2 million, partially offset by distributions and dividends of $156.1 million, principal amortization payments of the PBF Rail Term Loan of $5.2 million, deferred financing costs and other of $0.6 million, net settlements of precious metal catalyst obligations of $3.5 million, and repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.5 million. Additionally, during the nine months ended September 30, 2019, we borrowed and repaid $1,350.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the nine months ended September 30, 2019.
The cash flow activity of PBF LLC for the period ended September 30, 2020 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity related to the affiliate note payable with PBF Energy of $0.5 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
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
On February 18, 2020, in connection with the entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), we amended the Revolving Credit Facility and entered into a related intercreditor agreement to allow us to sell certain Eligible Receivables, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) derived from the sale of refined products over truck racks. Under the Receivables Facility, we sell such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.

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
On May 13, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The Issuers received net proceeds of approximately $982.9 million from the offering after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
Refer to “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
We are in compliance as of September 30, 2020 with all covenants, including financial covenants, in all of our debt agreements.

Liquidity
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets began negatively impacting our liquidity beginning towards the end of the first quarter of 2020.
As of September 30, 2020, our liquidity was approximately $1.9 billion based on $1.3 billion of cash, excluding cash held at PBFX, and more than $600.0 million of availability under our asset-backed revolving credit facility. Our total liquidity includes the amount of excess availability under the Revolving Credit Facility, which includes our cash on hand. In addition, PBFX had approximately $282.1 million of borrowing capacity under the PBFX Revolving Credit Facility. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures and other general corporate purposes incurred by PBFX.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we have taken the following measures to strengthen our balance sheet and increase our flexibility and responsiveness:
•Implemented cost reduction and cash preservation initiatives, including a significant decrease in 2020 planned capital expenditures, lowering 2020 operating expenses driven by minimizing discretionary activities and third party services, headcount reductions, and cutting corporate overhead expenses through temporary salary reductions to a significant portion of our workforce;
•Suspended our quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet;
•Closed on the sale of five hydrogen facilities for gross cash proceeds of $530.0 million on April 17, 2020;
•Issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes for net proceeds of approximately $982.9 million. See “Note 7 - Debt” of our Notes to Condensed Consolidated Financial Statements for additional details related to the notes offering; and
•Entered into catalyst financing arrangements on September 25, 2020 for net proceeds of approximately $51.9 million.
•Announced on October 29, 2020 the operational reconfiguration of our East Coast refining system comprised of our Delaware City and Paulsboro refineries. The reconfiguration is expected to be complete by year end 2020 and will result in the idling of certain Paulsboro refining units and overall lower throughput and inventory levels. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. As previously announced, we have adjusted our operational plans to the evolving market conditions and taken steps to lower our 2020 operating expenses budget through significant reductions in discretionary activities and third party services. We continue to target and execute the expense reduction measures. Through the end of the third quarter, we exceeded our full-year goal of $140.0 million in total operating expense reductions by achieving over $225.0 million in reductions, including energy. While some of these savings are a result of reduced operational tempo, the majority are deliberate operating and other expense reductions.
Our refining capital spending program is on track to meet our revised guidance of approximately $360.0 million for 2020, with the bulk of the spending having occurred in the first and second quarters. For the remainder of 2020, we expect to incur approximately $45.0 million to $50.0 million in refining capital expenditures.

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
While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, we believe that the strategic actions we have taken, plus our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, and debt service requirements, for the next twelve months. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the impact that the COVID-19 pandemic is having on us and our industry is ongoing and unprecedented. The extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operation and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where we operate, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. As a result, we may require additional capital, and, from time to time, may pursue funding strategies in the capital markets or through private transactions to strengthen our liquidity and/or fund strategic initiatives. Such additional financing may not be available on favorable terms or at all.
Refer to “Business Developments” and “Part II - Other Information, Item 1A. Risk Factors” for further information.
Working Capital
PBF Energy’s working capital at September 30, 2020 was $1,356.7 million, consisting of $3,312.6 million in total current assets and $1,955.9 million in total current liabilities. PBF Energy’s working capital at December 31, 2019 was $1,314.5 million, consisting of $3,823.7 million in total current assets and $2,509.2 million in total current liabilities. PBF LLC’s working capital at September 30, 2020 was $1,315.7 million, consisting of $3,310.9 million in total current assets and $1,995.2 million in total current liabilities. PBF LLC’s working capital at December 31, 2019 was $1,281.7 million, consisting of $3,821.5 million in total current assets and $2,539.8 million in total current liabilities.
Working capital has increased during the nine months ended September 30, 2020 primarily as a result of proceeds from financing activities, partially offset by operating losses.

Capital Spending
Capital spending, excluding $1,176.2 million attributed to the Martinez Acquisition, was $343.5 million for the nine months ended September 30, 2020, which primarily included costs for the construction of the Delaware City refinery hydrogen plant, turnaround costs at our Toledo refinery, safety related enhancements and facility improvements at our refineries, and approximately $9.6 million of capital expenditures related to PBFX. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, one of which is the reduction of over $350.0 million in 2020 planned capital expenses. We currently expect to spend an aggregate of approximately $360.0 million in net refining capital expenditures during 2020, excluding PBFX, for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments. In addition, PBFX expects to spend an aggregate of approximately $6.5 million to $11.0 million in net capital expenditures during the remainder of 2020.
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
In connection with the issuance of the 2028 Senior Notes and 2025 Senior Secured Notes, and the redemption of the 2023 Senior Notes during the nine months ended September 30, 2020, our long-term debt obligations were reduced in 2023 for the $500.0 million redemption of the 2023 Senior Notes and increased in 2025 and 2028 by $1.0 billion for the issuance of the 2028 Senior Notes and 2025 Senior Secured Notes. The 2028 Senior Notes pay interest semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2020 and will mature on February 15, 2028. The 2025 Senior Secured Notes pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2020 and will mature on May 15, 2025. During the nine months ended September 30, 2020, we also incurred borrowings under the Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. At September 30, 2020, we had outstanding borrowings under the Revolving Credit Facility of $900.0 million that are currently due in May 2023. As a result of this debt activity, our obligation to make interest payments on outstanding debt are expected to increase as follows: $37.8 million in the remainder of 2020, $135.5 million in 2021 and 2022, $125.5 million in 2023, $152.5 million in 2024, and a $256.3 million thereafter.
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
In connection with our sale of five hydrogen facilities to Air Products in the second quarter of 2020, we have entered into 15-year off-take lease arrangements, covering hydrogen produced at each of the five plants on terms in line with similar arrangements in place elsewhere in our refining system that resulted in additional contractual obligations as follows: $76.9 million in 2020 and $109.6 million annually thereafter until conclusion of the arrangement.

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
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the East Coast Refineries. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Delaware City Refining Company LLC “DCR” expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Paulsboro Refining Company LLC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreement at that time.
At September 30, 2020, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $241.5 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2020, other than outstanding letters of credit of approximately $164.0 million.

Tax Receivable Agreement Obligations
We expect that the payments that we may make under the Tax Receivable Agreement will be substantial. As of September 30, 2020, PBF Energy has recognized a liability for the Tax Receivable Agreement of $132.9 million, reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement due to exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock that occurred prior to that date, and to be paid out in future years as taxable income is recorded. In addition, under certain circumstances, our obligations under the Tax Receivable Agreement may be accelerated and determined based on certain assumptions set forth therein. Assuming that the market value of a share of our Class A common stock equals $5.69 per share (the closing price on September 30, 2020) and that LIBOR were to be 1.85%, we estimate as of September 30, 2020 that the aggregate amount of these accelerated payments would have been approximately $329.9 million if all tax benefits related to the Tax Receivable Agreement were to be realized. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries including PBF Holding or PBFX. However, because PBF Energy is a holding company with no operations of its own, PBF Energy’s ability to make payments under the Tax Receivable Agreement is dependent upon a number of factors, including its subsidiaries’ ability to make distributions for the benefit of PBF LLC’s members, including PBF Energy, its ability, if necessary, to finance its obligations under the Tax Receivable Agreement and existing indebtedness which may limit PBF Energy’s subsidiaries’ ability to make distributions.
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
Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2020, PBF LLC made aggregate non-tax quarterly distributions of $36.3 million, or $0.30 per unit to its members, of which $35.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $35.9 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 17, 2020.
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
PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic will have on its business, PBFX has decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, which represents a shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources as they continue to pursue potential organic growth projects or strategic acquisition opportunities. However, PBFX intends to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.8 million per quarter and approximately $75.2 million on an annualized basis, based on the number of common units outstanding as of September 30, 2020.
During the nine months ended September 30, 2020, PBFX made quarterly cash distributions totaling $69.7 million of which $33.6 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On October 29, 2020, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on November 30, 2020 to PBFX common unitholders of record at the close of business on November 16, 2020.
As of September 30, 2020, PBFX had $4.9 million outstanding letters of credit, $282.1 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $27.9 million to fund its operations, if necessary. Accordingly, as of September 30, 2020, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to PBFX to make distributions to unitholders.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are included in our annual report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, the following accounting policy is included as it involves estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
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

The global crisis resulting from the COVID-19 pandemic has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the significant decrease in PBF Energy’s stock price in 2020, enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an interim impairment assessment on certain long-lived assets as of September 30, 2020. As a result of the interim impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements.
Income Taxes and Tax Receivable Agreement
As a result of PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, it expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting its taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement (as defined in “Note 9 - Commitments and Contingencies” of the Notes to our Condensed Consolidated Financial Statements) which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that it is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $198.4 million as of September 30, 2020.
Deferred taxes are calculated using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the Condensed Consolidated Statements of Operations. As a result of management’s assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets as of September 30, 2020, a valuation allowance of $348.6 million was recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future taxable income. As a result of the valuation allowance, the liability associated with the Tax Receivable Agreement was reduced.

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
At September 30, 2020 and December 31, 2019, we had gross open commodity derivative contracts representing 9.5 million barrels and 11.3 million barrels, respectively, with an unrealized net gain of $0.2 million, respectively. The open commodity derivative contracts as of September 30, 2020 expire at various times during 2020.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.7 million barrels and 30.2 million barrels at September 30, 2020 and December 31, 2019, respectively. The average cost of our hydrocarbon inventories was approximately $79.63 and $79.63 per barrel on a LIFO basis at September 30, 2020 and December 31, 2019, respectively, excluding the net impact of LCM inventory adjustments of approximately $1,093.1 million and $401.6 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 95 million MMBTUs of natural gas in total across our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $25.1 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $4.0 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $9.2 million at September 30, 2020. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.1 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2020. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
On February 1, 2020, we completed the Martinez Acquisition. We are in the process of integrating Martinez Refining Company LLC’s (“Martinez Refining”) operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal controls over financial reporting of Martinez Refining. We expect the integration of Martinez Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition. Martinez Refining accounts for approximately 8% of our total assets and approximately 12% of our total revenues as of and for the nine months ended September 30, 2020.
Management has not identified any other changes in PBF Energy's or PBF LLC’s internal controls over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued the Coastal Zone Act permit for the ethanol project (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Control Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties’ proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In March of 2020, the Superior Court issued a letter relinquishing jurisdiction over the matter, and concurring with the parties’ proposal to allow the case to proceed to a hearing on the merits before the Coastal Zone Board. The parties must now jointly propose to the Coastal Zone Board a schedule for prehearing activity and a merits hearing to resolve the matter. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing to resolve the matter.
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference.

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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC (“Torrance Refining”) and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles (the “Court”) and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. Discovery is ongoing. Trial currently is scheduled to commence on July 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. On March 17, 2019, plaintiffs filed with the court a Notice of Motion and Motion for Preliminary Approval of Settlement Agreement for the Court’s approval of the proposed settlement pursuant to which Torrance Refining would pay $2.9 million to resolve the matter and receive a full release and discharge from any and all claims and make no admission of any wrongdoing or liability. On May 1, 2020 the court entered an order preliminarily approving the proposed settlement. On August 6, 2020, the settlement of $2.9 million was paid to the class claims administrator. On August 17, 2020 the court granted approval of the final settlement.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On September 18, 2020 the Magistrate Judge granted Plaintiff’s motion to amend in order to add a non-diverse plaintiff and remand to state court. PBF Defendants filed an opposition to Plaintiff’s motion to amend on October 2, 2020. On October 5, 2020, the Magistrate Judge granted Plaintiff’s motion to amend and remanded the case back to state court. Discovery will continue in state court. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., we and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by us. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. We have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. We cannot currently estimate the amount or the timing of the resolution of this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019:
Risks Relating to Our Business and Industry
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets are significantly affecting our business, financial condition and results of operations and may continue to do so, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets are negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. In addition, movements made by the world’s largest oil producers to increase market share in the current environment, combined with the impact of the COVID-19 pandemic, has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future. The full impact of the COVID-19 pandemic and these market developments is unknown and is rapidly evolving. The full extent to which the COVID-19 pandemic and these market developments negatively impact our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We continue to work with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will continue to have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are continuing to phase back employees to their respective work locations and we are carefully evaluating projects at our refineries and limiting or postponing projects and other non-essential work. Based on market conditions, our refineries are currently operating at reduced rates. We have significantly reduced our capital expenditures budget for 2020, while intending to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may subject us to fines or penalties assessed by governmental authorities or may result in an environmental or safety incident. We may also be subject to liability as a result of claims by impacted workers.
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
As a result of the significant decrease in PBF Energy’s stock price in 2020, enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an interim impairment assessment on certain long-lived assets as of September 30, 2020. As a result of the interim impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings.
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
To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Form 10-Q, as those risk factors are amended or supplemented by reports and documents we file with the SEC after the date of this Form 10-Q.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of September 30, 2020, we have total debt of $4,460.6 million, excluding unamortized deferred debt issuance costs of $49.5 million and our PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level, and we could incur additional borrowing under our credit facilities. As disclosed in this Form 10-Q, on May 13, 2020, we issued $1.0 billion in aggregate principal amount of 2025 Senior Secured Notes and on January 24, 2020, we issued $1.0 billion in aggregate principal amount of 2028 Senior Notes (the proceeds of which were used primarily to fully redeem the 2023 Senior Notes and to fund a portion of the cash consideration for the Martinez Acquisition). Additionally, during the nine months ended September 30, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. The amounts set forth above do not include any post-closing payments in connection with the Martinez Acquisition to the seller if certain conditions are met, including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the sale and purchase agreement, for a period of up to four years following the closing date). We may incur additional indebtedness in the future, subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the quarter ended September 30, 2020 to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt and also may limit the extent to which we may pay future dividends, make new investments, repurchase our stock or incur new liens.

Regulation of emissions of greenhouse gases, including restrictions on vehicles that use our products, could have a material adverse effect on our results of operations and financial condition.
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA is taking steps to regulate GHGs under the existing federal Clean Air Act. EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB32). On September 23, 2020 the governor of California issued an executive order effectively banning the sale of new gasoline-powered passenger cars and trucks by 2035 and requiring zero-emission medium to heavy duty vehicles by 2045 everywhere feasible. The executive order requires state agencies to build out sufficient electric vehicle charging infrastructure. It is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In addition, it is currently uncertain how the current presidential administration or future administrations will address GHG emissions. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended September 30, 2020, there were 4,978 PBF LLC Series A Units exchanged for 4,978 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.

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

PBF Energy Inc.

Date:	October 29, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	October 29, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)