Form 10-K
period 2020-12-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2021-02-18
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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
PBF Energy Inc.    ☐
PBF Energy Company LLC       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
PBF Energy Inc.    ☒
PBF Energy Company LLC       ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PBF Energy Inc.    ☐ Yes ☒ No
PBF Energy Company LLC    ☐ Yes ☒ No

The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2020 was approximately $1.2 billion based upon the New York Stock Exchange Composite Transaction closing price.
As of February 12, 2021, PBF Energy Inc. had outstanding 120,103,360 shares of Class A common stock and 16 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of December 31, 2020. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2020. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
“COVID-19” refers to the 2019 outbreak of the novel coronavirus pandemic.
“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 2-1-1 crack spread, which is a general industry standard utilized by our Delaware City, Paulsboro and Chalmette refineries that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of heating oil or ULSD, (b) the 4-3-1 crack spread, which is a benchmark utilized by our Toledo and Torrance refineries that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce three barrels of gasoline and one-half barrel of jet fuel and one-half barrel of ULSD and (c) the 3-2-1 crack spread, which is a benchmark utilized by our Martinez refinery that approximates the per barrel refining margin resulting from processing three barrels of crude oil to produce two barrels of gasoline and three-quarters of a barrel jet fuel and one-quarter of a barrel ULSD.

“Dated Brent” refers to Brent blend oil, a light, sweet North Sea crude oil, characterized by an American Petroleum Institute (“API”) gravity of 38° and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.
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
“FERC” refers to the Federal Energy Regulatory Commission.
“GAAP” refers to U.S. generally accepted accounting principles developed by FASB for nongovernmental entities.
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

“Renewable Fuel Standard” refers to the Renewable Fuel Standard issued pursuant to the Energy Independence and Security Act of 2007 implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States.
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

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of December 31, 2020. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. As of December 31, 2020, PBF LLC also holds a 48.0% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly-traded MLP.

PART I
This Annual Report on Form 10-K is filed by PBF Energy and PBF LLC. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “Company”, “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries, including PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC, Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC, Martinez Refining Company LLC (“Martinez Refining”), PBF Logistics GP LLC (“PBF GP”) and PBFX.
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

ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2020, we own and operate six domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015, 2016 and 2020. Based on the current configuration (as disclosed in “Recent Developments - East Coast Refining Reconfiguration”) our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics.
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
As of December 31, 2020, PBF Energy held 120,122,872 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 970,647 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.2% of the voting power in PBF Energy, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in PBF Energy.
On May 14, 2014, PBFX completed its initial public offering. As of December 31, 2020, PBF LLC held a 48.0% limited partner interest (consisting of 29,953,631 common units) in PBFX, with the remaining 52.0% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.

The following map details the locations of our refineries and the location of PBFX’s assets as of December 31, 2020 (each as defined below):

Refining
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. In 2020, we reconfigured our Delaware and Paulsboro refineries, temporarily idling certain of our major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit that we refer to as the “East Coast Refining System”. Refer to “Recent Developments” below for additional information. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in barrels per day) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	10.4(3)	105,000(3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
________
(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions such as our East Coast Refining Reconfiguration (defined below), in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are evaluated and updated accordingly.
(2) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
(3) Under normal operating conditions and prevailing market environments, our Nelson Complexity Index and throughput capacity for the Paulsboro refinery would be 13.1 and 180,000, respectively. As a result of the east coast refining reconfiguration described below (the “East Coast Refining Reconfiguration”), our Nelson Complexity Index and throughput capacity were reduced.
Logistics
PBFX is a fee-based, growth-oriented, publicly-traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of December 31, 2020, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by us in consolidation.

See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
COVID-19
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets negatively impacted worldwide economic and commercial activity and financial markets in 2020 and is expected to continue in 2021. The COVID-19 pandemic and the related governmental and consumer responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower global demand for refined petroleum and petrochemical products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the continued negative impact of the COVID-19 pandemic and these market developments on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are actively responding to the impacts from these matters on our business. Starting in late March through the end of 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. As of the date of this filing, our refineries are still operating at reduced throughput levels and we expect them to continue to do so until market conditions substantially improve. Despite the measures we have taken, we have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic. We are unable to predict the ultimate outcome of the economic impact and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.
Over the course of 2020 we adjusted our operational plans to the evolving market conditions and executed our plan to lower our 2020 operating expenses through significant reductions in discretionary activities and third party services. We successfully reduced our 2020 operating expenses by $235.0 million, excluding energy savings, and exceeded our full-year goal of $140.0 million in total operating expense reductions. Including energy expenses, our full-year operating expenses reductions for 2020 totaled approximately $325.0 million. We expect to continue to target and execute these expense reduction measures in 2021. We expect operating expenses on a system-wide basis for 2021 to be reduced by $200.0 million to $225.0 million annually as a result of our efforts versus historic levels, including the East Coast reconfiguration. We operated our refineries at reduced rates during the year ended December 31, 2020 and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. We expect near-term throughput to be in the 675,000 to 725,000 barrel per day range for our refining system.

East Coast Refining Reconfiguration
The East Coast Refining Reconfiguration was announced on October 29, 2020 and completed on December 31, 2020. It is expected to provide us with crude optionality and increased flexibility to respond to evolving market conditions. Our East Coast Refining System throughput capacity is approximately 285,000 barrels per day, reflecting the new configuration and idling of certain major processing units. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels.
Available Information
Our website address is www.pbfenergy.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the SEC by us are available on our website (under “Investors”) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of our board of directors. These documents are available free of charge in print to any stockholder that makes a written request to the Secretary, PBF Energy Inc., One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

The diagram below depicts our organizational structure as of December 31, 2020:

Current and Former Management
Public Stockholders
Shares of Class B common stock
• Voting rights only
• One vote to each PBF LLC Series A unit held by such holder
• Less than 1% of voting power in PBF Energy Inc.
Class A common stock
• Over 99% of voting power in PBF Energy
• 100% of economic interests in PBF Energy
PBF LLC Series A Units
• Represents less than 1% of the total economic interest of PBF LLC
• Not publicly traded
• No voting rights
• Economic rights only
• Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc. (NYSE: PBF) (PBF Energy)
Sole Managing Member and holder of PBF LLC SeriesC units
• Over 99% of the total economic interest of PBF LLC
• 100% management power in PBF LLC
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
48.0% limited partner interest
Non-economic general partner interest
Public Common Unitholders
52.0% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Secured Notes due 2025
Senior Notes due 2025
Senior Notes due 2028
Operating Subsidiaries
Refining and Other Operating Subsidiaries
Rail Term Loan
Catalyst Financing Obligations

Operating Segments
We operate in two reportable business segments: Refining and Logistics. Our six oil refineries, including certain related logistics assets that are not owned by PBFX, are engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. Certain of PBFX’s assets were previously operated and owned by various subsidiaries of PBF Holding and were acquired by PBFX in a series of transactions since its inception. PBFX is reported in the Logistics segment. A substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding and its subsidiaries and these intersegment related revenues are eliminated in consolidation. See “Note 22 - Segment Information” of our Notes to Consolidated Financial Statements, for detailed information on our operating results by business segment.
    Refining Segment
We own and operate six refineries (two of which are operated as a single unit) that provide us with geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico, and are able to ship products to other international destinations.
Our refinery assets as of December 31, 2020 are described below.
    East Coast Refining System (Delaware City Refinery and Paulsboro Refinery)
    Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. The Delaware City refinery is a fully integrated operation that receives crude via rail at crude unloading facilities owned by PBFX, or via ship or barge at the docks owned by the Delaware City refinery located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack (the “DCR Truck Rack”) located adjacent to the refinery and a 23-mile interstate pipeline (the “DCR Products Pipeline”) that are used to distribute clean products. The DCR Products Pipeline and DCR Truck Rack were sold to PBFX in May 2015 and PBFX owns additional assets that support the Delaware City refinery. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River.
As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes, as well as other high sulfur feedstock when economically viable, and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude processing refineries, the other being our Paulsboro refinery, on the East Coast of the United States. The Delaware City coking capacity is equal to approximately 25% of crude capacity.
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 54,500 bpd fluid coking unit and 24,000 bpd hydrocracking unit.

The following table approximates the East Coast Refining System’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Delaware Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Vacuum Distillation Unit	105,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	180,000
Hydrocracking Unit	24,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	12,500
Polymerization Unit	16,000
Fluid Coking Unit	54,500

Paulsboro Refinery Units	Nameplate Capacity
Crude Distillation Units (1)	105,000
Vacuum Distillation Units (1)	50,000
Fluid Catalytic Cracking Unit (1)	Idled
Hydrotreating Units (1)	61,000
Catalytic Reforming Unit (1)	Idled
Alkylation Unit (1)	Idled
Lube Oil Processing Unit	12,000
Delayed Coking Unit (1)	Idled
Propane Deasphalting Unit	11,000
__________________________
(1) Current Nameplate Capacity was fully or partially reduced to reflect the idled units as part of the East Coast Refining Reconfiguration.
Feedstocks and Supply Arrangements. We source our crude oil needs for Delaware City primarily through short-term and spot market agreements. We have a contract with Saudi Aramco pursuant to which we have purchased up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased under this contract is priced off the ASCI.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. Products produced at the Delaware City refinery are transferred to customers through pipelines, barges or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements. The Paulsboro refinery predominantly manufactures Group I base oils or lubricants and asphalt and jet fuel. Products produced at the Paulsboro refinery are transferred to customers primarily through pipelines, barges, or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.

Inventory Intermediation Agreement. On August 29, 2019, we entered into amended and restated inventory intermediation agreements with J. Aron, (as amended from time to time, the “Inventory Intermediation Agreements”), to support the operations of the Delaware City and Paulsboro refineries. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron purchases and holds title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”), produced by the refinery and delivered into our storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s assets acquired from Crown Point International, LLC (“Crown Point”) in October 2018 (the “East Coast Storage Assets” and together with our storage tanks at the Delaware City and Paulsboro refineries, the “J. Aron Storage Tanks”). The J. Aron Products are sold back to us as the J. Aron Products are discharged out of our J. Aron Storage Tanks. At expiration or termination of each of the Inventory Intermediation Agreements, we will have to repurchase the inventories outstanding under the Inventory Intermediation Agreement at that time.
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
Under projected normal operating conditions for the reconfiguration, the Paulsboro refinery will consume approximately 38,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery will be mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation is projected to supply all of the 20MW total refinery load. There are circumstances where available generation is greater than the total refinery load, and the Paulsboro refinery can export up to about 40MW of power to the utility grid if warranted. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. The Paulsboro refinery’s hydrogen needs will be met by the steam methane reformer as the catalytic reformer will be idled.
Hydrogen Plant Project. During 2018, we signed an agreement with a third-party for an additional supply of 25.0 million standard cubic feet per day of hydrogen from a new hydrogen generation facility constructed on the Delaware City site, which was completed in the second quarter of 2020. This additional hydrogen provides additional complex crude and feedstock processing capabilities.

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
The following table approximates the Toledo refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	95,000
Hydrocracking Unit	52,000
Catalytic Reforming Units	52,000
Alkylation Unit	11,000
Polymerization Unit	7,000
UDEX Unit	16,300
Feedstocks and Supply Arrangements. We source our crude oil needs for Toledo primarily through short-term and spot market agreements.
Refined Product Yield and Distribution. Toledo produces finished products, including gasoline, jet and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer. Toledo is connected, via pipelines, to an extensive distribution network throughout Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania and West Virginia. The finished products are transported on pipelines owned by Sunoco Logistics Partners L.P. and Buckeye Partners L.P. In addition, we have proprietary connections to a variety of smaller pipelines and spurs that help us optimize our clean products distribution. A significant portion of Toledo’s gasoline and ULSD are distributed through various terminals in this network.
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
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was sold to PBFX in conjunction with its acquisition of a tank farm related facility, which included a propane storage and loading facility (the “Toledo Storage Facility”) in December 2014.
Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Toledo refinery purchases its electricity from the PJM grid and has a long-term contract to purchase hydrogen and steam from a local third-party supplier. In addition to the third-party steam supplier, Toledo consumes a portion of the steam that is generated by its various process units.

    Chalmette Refinery
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil through its 185,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third-party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company (“Collins”) and T&M Terminal Company (“T&M”), both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. In addition, there is also a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products. There is also a clean products truck rack that provides access to local markets and crude storage that are owned by PBFX.
The following table approximates the Chalmette refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	185,000
Vacuum Distillation Unit	114,000
Fluid Catalytic Cracking Unit	75,000
Hydrotreating Units	189,000
Delayed Coking Unit	42,000
Catalytic Reforming Unit	42,000
Alkylation Unit	17,000
Aromatics Extraction Unit	17,000
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
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen from a third-party supplier.

Torrance Refinery
Overview. The Torrance refinery is located on 750 acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery capable of processing both heavy and medium crude oils through its crude unit and downstream units. In addition to refining assets, the Torrance refinery acquisition included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant logistics asset is a crude gathering and transportation system which delivers San Joaquin Valley crude oils directly from the field to the refinery, which is now owned by PBFX. Additionally, there are several pipelines serving the refinery that provide access to sources of waterborne crude oils including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline that supplies jet fuel to the Los Angeles airport that are held by affiliates of the refinery.
The following table approximates the Torrance refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	166,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	90,000
Hydrotreating Units	155,500
Hydrocracking Unit	25,000
Alkylation Unit	25,500
Delayed Coking Unit	58,000
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

Martinez Refinery
We acquired the Martinez refinery and related logistics assets from Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell Oil Products”) on February 1, 2020 for an aggregate purchase price of $1,253.4 million, including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell Oil Products based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Acquisition”).
Overview. The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. In addition to refining assets, the Martinez Acquisition includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
The following table approximates the Martinez refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	157,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	268,000
Hydrocracking Unit	42,900
Alkylation Unit	12,500
Delayed Coking Unit	25,500
Flexi Coking Unit	22,500
Isomerization Unit	15,000
Feedstocks and Supply Arrangements. We have entered into various five-year crude supply agreements with Shell Oil Products for approximately 150,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. Additionally, we obtain crude and feedstocks from other sources through connections to third-party pipelines as well as ship docks.
Refined Product Yield and Distribution. We entered into certain offtake agreements for our West Coast system with Shell Oil Products for clean products with varying terms up to 15 years. We currently market and sell all of our refined products independently to a variety of customers either on the spot market or through term agreements.
Tankage Capacity. Martinez has a total tankage capacity of approximately 8.8 million barrels. Of this total, approximately 2.5 million barrels are allocated to crude oil storage with the remaining 6.3 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Martinez refinery consumes approximately 80,000 MMBTU per day of natural gas (including natural gas consumed in hydrogen production) supplied via pipeline from third parties. The Martinez refinery generates some power internally using a combination of steam and gas turbines and purchases any additional needed power from the local utility. The Martinez refinery has a long-term contract to purchase hydrogen from a third-party supplier.

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
As of December 31, 2020, PBFX’s assets consist of the following:

Asset	Capacity	Products Handled	PBF Location Supported
Transportation and Terminaling
DCR Rail Facility (a)(b)	various throughput capacity (a)	Crude	East Coast Refining System
Toledo Truck Terminal (b)	22,500 bpd unloading capacity	Crude	Toledo Refinery
Toledo Storage Facility - propane loading facility (b)	11,000 bpd throughput capacity	Propane	Toledo Refinery
DCR Products Pipeline (b)	125,000 bpd pipeline capacity	Refined products	Delaware City Refinery
DCR Truck Rack (b)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs	Delaware City Refinery
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products	East Coast Refining System
Torrance Valley Pipeline (b)	110,000 bpd pipeline capacity and approximately 700,000 barrel aggregate shell capacity (c)	Crude	Torrance Refinery
Paulsboro Natural Gas Pipeline (b)	60,000 dth/d pipeline capacity	Natural gas	Paulsboro Refinery
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products	Toledo Refinery
Knoxville Terminals	various throughput capacity and 520,000 barrel aggregate shell capacity	Gasoline, distillates and LPGs	Chalmette Refinery
Toledo Rail Products Facility (b)(d)	16,000 bpd loading capacity	Crude, LPGs, gasoline and distillates	Toledo Refinery
Chalmette Truck Rack (b)(d)	20,000 bpd loading capacity	Gasoline and distillates	Chalmette Refinery
Chalmette Rosin Yard (b)(d)	17,000 bpd unloading capacity	LPGs	Chalmette Refinery
Paulsboro Lube Oil Terminal (b)(d)	various throughput capacity and 229,000 barrel aggregate shell capacity	Lubes	Paulsboro Refinery
Delaware Ethanol Storage Facility (b)(d)	various throughput capacity and 100,000 barrel aggregate shell capacity	Ethanol	Delaware City Refinery
Storage
Toledo Storage Facility (b)	approximately 3.9 million barrel aggregate shell capacity (e)	Crude, refined products and intermediates	Toledo Refinery
Chalmette Storage Tank	625,000 barrel shell capacity	Crude	Chalmette Refinery
East Coast Storage Assets	approximately 4.0 million barrel aggregate shell capacity (f) and various throughput capacity	Crude, feedstock, asphalt and refined products	East Coast Refining System
___________________

(a)Included within the DCR Rail Facility are the DCR Rail Terminal, a rail unloading terminal with an unloading capacity of 130,000 bpd, and the DCR West Rack, an unloading facility with an unloading capacity of 40,000 bpd.
(b)These assets represent the assets that PBFX acquired from PBF LLC.
(c)Includes storage capacity at the PBFX Midway, Emidio and Belridge stations.
(d)These assets are collectively referred to as the “Development Assets”.
(e)Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.
(f)Of the approximately 4.0 million barrel aggregate shell capacity, approximately 3.0 million barrels are dedicated to crude and feedstocks and approximately 1.0 million barrels are allocated to asphalt.
    Transactions with PBFX
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions occurring in the three years ended December 31, 2020 are discussed below.
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million in cash (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in Torrance Valley Pipeline Company LLC (“TVPC”) . Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC. The transaction was financed through a combination of proceeds from the 2019 Registered Direct Offering (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and borrowings under the $500.0 million amended and restated revolving credit facility (as amended, the “PBFX Revolving Credit Facility”).
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
In connection with the foregoing transactions and other transactions with PBFX, PBF Holding entered into commercial agreements with PBFX entities for the provision of services which require minimum monthly throughput volumes. Subsequent to the transactions described above, as of December 31, 2020, PBF LLC holds a 48.0% limited partner interest in PBFX consisting of 29,953,631 common units.
    PBFX IDR Restructuring Agreement

On February 28, 2019, PBFX closed on the transaction contemplated by the equity restructuring agreement (the “IDR Restructuring Agreement”) with PBF GP, pursuant to which the IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.

Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2020, 2019 and 2018, gasoline and distillates accounted for 84.7%, 86.8% and 84.7% of our revenues, respectively.

Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the year ended December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our revenues (approximately 13%). For the years ended December 31, 2019 and 2018, no single customer accounted for 10% or more of our revenues. As of December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our total trade accounts receivable (approximately 16.0%). No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2019.
Seasonality
Traditionally, demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. However, during 2020, due to the COVID-19 pandemic and related governmental responses, the effects of seasonality on our operating results were skewed. Our operating results have been negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products.
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
Pursuant to its Renewable Fuel Standard, the EPA has implemented mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. However, unlike certain of our competitors, we currently do not produce renewable fuels, and increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to continue to purchase RINs, which historically had, and we expect to have, fluctuating costs based on market conditions. The price of RINS has increased in 2020 and could increase further in 2021.

Corporate Offices
We currently lease approximately 63,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2022. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
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
Employees and Human Capital
Safety
We believe our responsibility to our employees, neighbors, shareholders and the environment is only fulfilled through our commitment to safety and reliability. Through rigorous training, sharing of expertise across our sites, continuous monitoring and through promoting a culture of excellence in operations, we continuously strive to keep our people, the communities in which we operate in and the environment safe.
Our focus on safety is also evident in our response to the COVID-19 pandemic. We continue to utilize our COVID-19 response team to implement additional social distancing measures across the workplace in addition to the continued enhancement of personal protective equipment and the cleanliness of our facilities. Through the guidance of our COVID-19 response team, we have started to bring back a portion of our workforce to their primary locations on a phased in approach, and we will continue to rely on our team and the evolution of the COVID-19 pandemic as we evaluate the appropriate time and way in which we will phase in the return of the rest of our workforce.
We are subject to the requirements of the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.
Development and Retention
The development, attraction and retention of employees is a critical success factor for our Company. To support the advancement of our employees, we offer rigorous training and development programs and encourage the sharing of expertise across our sites. We actively promote inclusion and diversity in our workforce at each of our locations and provide our employees with opportunities to give back through engagement in our local communities through supportive educational programs, philanthropic and volunteer activities.

We believe that a combination of competitive compensation and career growth and development opportunities help increase employee morale and reduce voluntary turnover. Our comprehensive benefit packages are competitive in the marketplace and we believe in recognizing and rewarding talent through our various cash and equity compensation programs.
Headcount
As of December 31, 2020, we had approximately 3,729 employees, of which 1,964 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	397	—	N/A	N/A
Delaware City refinery	518	358	USW	January 2022
Paulsboro refinery	442	260	IOW	March 2022
Toledo refinery	483	313	USW	February 2022
Chalmette refinery	543	307	USW	January 2022
Torrance refinery	564	297 12	USW IBEW	January 2022 January 2022
Torrance logistics	106	42 4	USW USW	April 2021 January 2022
Martinez refinery	585	314 24	USW IBEW	February 2022 February 2022
PBFX	91	23 10	USW-East Coast Storage Assets USW- East Coast Terminals	January 2022 April 2024
Total employees	3,729	1,964

Information About Our Executive Officers
The following is a list of our executive officers as of February 18, 2021:

Name	Age (as of December 31, 2020)	Position
Thomas J. Nimbley	69	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	47	President
Erik Young	43	Senior Vice President, Chief Financial Officer
Paul Davis	58	President, Western Region
Thomas L. O’Connor	48	Senior Vice President, Commercial
Herman Seedorf	69	Senior Vice President, Refining
Trecia Canty	51	Senior Vice President, General Counsel & Corporate Secretary
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
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•Item 1A. “Risk Factors”
◦ We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently;
◦ Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition;
◦ We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
◦ We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability;
◦ Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.
◦ We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
•Item 3. “Legal Proceedings”,
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 9 - Accrued Expenses,
◦ Note 12 - Other Long-Term Liabilities and
◦ Note 14 - Commitments and Contingencies

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
We incorporate by reference into this Item the federal and state regulatory requirements disclosures contained in the following sections of this report:
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 14 - Commitments and Contingencies

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Investing in our common stock involves a high degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:
Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic and its effects on our liquidity, business, financial condition and results of operations.
Risks Relating to Our Business and Industry
•The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services.
•Volatility in commodity prices and refined product demand.
•Crude oil differentials and related factors, which fluctuate substantially.
•Renewable fuels mandates and the cost of RINs.
•Existence of capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
•Volatility and uncertainty in the credit and capital markets.
•Ability to obtain financing on acceptable terms or at all.
•Significant interruptions or casualty losses at any of our refineries and related assets or logistics terminals, pipelines or other facilities.
•Interruptions of supply and distribution at our refineries.
•Regulation of emissions of greenhouse gases and other environmental and health and safety regulations.
•Integration of the recently acquired Martinez Refinery into our business.
•A cyber-attack on, or other failure of, our technology infrastructure.
•Competition from companies who have not been adversely impacted as much as we have been by the COVID-19 pandemic.
•Labor disruptions that would interfere with our operations.
•Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events.
•Discontinuation of employment of any of our senior executives or other key employees.
•Product liability and operational liability claims and litigation.
•Changes in our credit profile.
Risks Related to Our Indebtedness
•Our substantial levels of indebtedness.
•Changes in our credit ratings.
•Limitations on our operations arising out of restrictive covenants in our debt instruments.
•Anti-takeover provisions in our indentures.
•The discontinuation of LIBOR, and the adoption of an alternative reference rate.

Risks Related to Our Organizational Structure and PBF Energy Class A Common Stock
•PBF Energy’s dependence upon distributions from PBF LLC and its subsidiaries to pay taxes and meet its other obligations.
•The rights of other members of PBF LLC may conflict with the interests of PBF Energy Class A common stockholders.
•Obligations under the Tax Receivable Agreement.
•Suspension of quarterly dividend.
•Potential dilution of our current stockholders.

Risks Related to Our Ownership of PBFX
•Obligations for minimum volume commitments in our commercial agreements with PBFX.
•Treatment of PBFX for U.S. federal income tax purposes.

Risk Factors
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
Risks Related to the COVID-19 Pandemic
The outbreak of the COVID-19 pandemic significantly affected our liquidity, business, financial condition and results of operations in 2020 and caused our market value to substantially decline, and may continue to do so thereafter. There can be no assurance that our liquidity, business, financial condition and results of operations or the price of our shares will revert to pre-2020 levels once the impacts of COVID-19 pandemic cease.
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products in 2020 and is expected to continue in 2021. The COVID-19 pandemic and related governmental responses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Largely, as a result of decreased demand for our products, our business results and cash flows were significantly adversely impacted by the COVID-19 pandemic. Specifically, PBF Energy’s earnings and cash flow from operations decreased from $375.2 million and $933.5 million in 2019 to $(1,333.3) million and $(631.6) million in 2020, respectively. We have also experienced a substantial decline in the price of our shares of Class A common stock.
In addition, the impact of the COVID-19 pandemic has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. We expect the combination of significant demand reduction for our refined products and abnormal volatility in oil commodity prices to continue for the foreseeable future. The duration of the impact of the COVID-19 pandemic and these market developments is unknown. The continued negative impact of the COVID-19 pandemic and these market developments on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in 2021 or thereafter.
We continue to work with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will continue to have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are continuing to phase back employees to their respective work locations and we are carefully evaluating projects at our refineries and limiting or postponing projects and other non-essential work. Based on market conditions, our refineries operated at reduced rates in 2020 and we expect them to continue to do so until market conditions substantially improve. We significantly reduced our capital expenditures in 2020 and have lowered our capital program for 2021 as compared to historic levels. We have planned a level of capital expenditures we believe will allow us to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to continue to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may impair our operations, may subject us to fines or penalties assessed by governmental authorities and/or may result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties.

The East Coast Refining Reconfiguration was announced on October 29, 2020 and completed on December 31, 2020. It is expected to provide us with crude optionality and increased flexibility to respond to evolving market conditions. Our East Coast Refining System throughput capacity is approximately 285,000 barrels per day, reflecting the new configuration and idling of certain major processing units. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels. There is no certainty that we will be able to achieve these cost savings measures as part of our new configuration.
The persistence or worsening or market conditions related to the COVID-19 pandemic may require us to raise additional capital to meet our obligations and operate our business.
In 2020, low crude oil prices and deteriorating market conditions reduced our borrowing capacity under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”) and our borrowing capacity is expected to be similarly affected in 2021. Our borrowing base availability under the Revolving Credit Facility was $2,759.2 million as of December 31, 2020. In 2020, we required additional capital and raised approximately $1.8 billion through $1.3 billion of secured debt issuances and approximately $550.0 million of asset divestitures. Certain of these asset divestitures were accompanied by payment and/or purchase obligations that will impact our liquidity in 2021 and beyond. If current market conditions persist or worsen, we may require additional capital to meet these obligations as well as to operate our business, and additional financing and/or assets sales may not be possible on favorable terms or at all. Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates, substantially reduced travel and reduced business and consumer spending, also affect our business.
Demand for our refined products has significantly declined and we expect reduced demand to continue into 2021.
Business closings and layoffs in the markets we operate has adversely affected demand for our refined products. Sustained deterioration of general economic conditions or weak demand levels persisting in 2021 could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities, as occurred in 2020 in the case of the East Coast Refining Reconfiguration. There may be significant incremental costs associated with such actions. Continued or further deterioration of economic conditions may harm our liquidity and ability to repay our outstanding debt and the trading price of PBF Energy’s Class A common stock, which has already significantly declined in 2020, could decline further.
We recorded an impairment charge during the year ended December 31, 2020 and may be required to record additional impairment charges.
We recorded impairment expense totaling $98.8 million for the year ended December 31, 2020, associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration, other refinery wide project abandonments and the write-down of certain PBFX long-lived assets. In addition, as a result of the significant decrease in PBF Energy’s stock price in 2020, enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an impairment assessment on certain long-lived assets as of December 31, 2020. As a result of the impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Any impairment could have a material adverse effect on our Consolidated Financial Statements.

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
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows and our ability to service our indebtedness and other obligations. There can also be no assurance that our liquidity, business, financial condition and results of operations will revert to pre-2020 levels once the impacts of COVID-19 pandemic cease.
To the extent the COVID-19 pandemic continues to adversely affect our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks associated with our company, our business and our industry, as those risk factors are amended or supplemented by reports and documents we file with the SEC after the date of this Form 10-K.
Risks Relating to Our Business and Industry
The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services may have a material adverse effect on our revenues, profitability, cash flows and liquidity.
Our revenues, profitability, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil, intermediate partially refined petroleum products, and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase profitability, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, as occurred in 2020, our earnings, profitability and cash flows are negatively affected. While the COVID-19 pandemic was the primary driver of the impact to our earnings, profitability and cash flows in 2020, historically, refining margins have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. An increase or decrease in the price of crude oil will likely result in a similar increase or decrease in prices for refined products; however, there may be a time lag in the realization, or no such realization, of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.
Although we reduced our crude oil, feedstock and refined product inventories in 2020 to strengthen our financial position in response to the COVID-19 pandemic, historically the nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2020, we recorded an adjustment to value our inventories to the lower of cost or market which decreased income from operations and net income by $268.0 million and $196.7 million, respectively, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020.

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
Payment terms for our crude oil purchases are typically longer than those terms we extend to our customers for sales of refined products. Additionally, reductions in crude oil purchases tend to lag demand decreases for our refined products. As a result of this timing differential, the payables for our crude oil purchases are generally proportionally larger than the receivables for our refined product sales. As we are normally in a net payables position, a decrease in commodity prices generally results in a use of working capital. Given we process a significant volume of crude oil, the impact can materially affect our working capital, cash flows and liquidity, all of which were, and continue to be, adversely affected by the COVID-19 pandemic.
Our profitability is affected by crude oil differentials and related factors, which fluctuate substantially.
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette, Torrance and Martinez refineries. For our Toledo refinery, aside from recent crude differential volatility, purchased crude prices have historically been slightly above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the WTI/Dated Brent or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, efforts in Canada to control the imbalance between its production and capacity to export crude may continue to result in price volatility and the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, and may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
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

A significant interruption or casualty loss at any of our refineries and related assets or logistics terminals, pipelines or other facilities could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating six refineries and related assets, as well as logistics terminals, pipelines and other facilities. As a result, our operations could be subject to significant interruption if any of our refineries or other facilities were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistics assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
As protection against these hazards, we maintain insurance coverage against some, but not all, such potential losses and liabilities, including claims against us by third parties relating to our operations and products. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage can be limited, and coverage for terrorism risks can include broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies and, therefore, we may not be able to obtain the full amount of our insurance coverage for insured events. Even where we have insurance in place, there can be no assurance that the carriers will honor their obligations under the policies.
Our refineries are subject to interruptions of supply and distribution as a result of our reliance on pipelines and railroads for transportation of crude oil and refined products.
Our Toledo, Chalmette, Torrance and Martinez refineries receive a significant portion of their crude oil through our owned, as well as third party, pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM Pipeline (which is owned by our subsidiary) and CAM Pipeline for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Pablo Bay Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance and Martinez refineries. Additionally, our Toledo, Chalmette, Torrance and Martinez refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at Toledo, the Collins pipeline (which is owned by our subsidiary) at our Chalmette refinery, the Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery and the KinderMorgan SFPP North Pipeline at our Martinez refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.

The Delaware City rail unloading facilities and the East Coast Storage Assets, allow our East Coast Refining System to source WTI-based crudes from Western Canada and the Mid-Continent, which may provide significant cost advantages versus traditional Brent-based international crudes in certain market environments. Any disruptions or restrictions to our supply of crude by rail due to problems with third-party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
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
Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted Senate Bill 32 which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the Low Carbon Fuel Standard (“LCFS”). In 2012, CARB implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which required a 10% reduction in the carbon intensity of gasoline and diesel by 2020. In 2018, CARB amended the LCFS to require a 20% reduction by 2030. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.

On September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHGs within the state. The N-79-20 Order sets a 2035 goal of no sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. The N-79-20 Order encourages zero emissions technologies such as electric vehicles, and accelerated deployment of affordable fueling and charging options. It is currently uncertain how the N-79-20 Order may be ultimately implemented by various California regulatory agencies. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
We may not be able to successfully integrate the recently acquired Martinez refinery into our business, or realize the anticipated benefits of this acquisition.
The integration of the recently acquired Martinez refinery into our operations has been impacted by the COVID-19 pandemic and may continue to be a complex and time-consuming process that may not be successful. Even if we successfully integrate this business into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this acquisition may prove to be incorrect. This acquisition involves risks, including:
•unexpected losses of key employees, customers and suppliers of the acquired operations;
•challenges in managing the increased scope, geographic diversity and complexity of our operations;
•diversion of management time and attention from our existing business;
•liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results; and
•the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets.
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
The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, emergency recovery processes and a formal disaster recovery plan to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and our formal disaster recovery plan and other implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system were hacked or otherwise interfered with by an unauthorized user, or were to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time, it could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities. The implementation of social distancing measures and other limitations on our workforce in response to the COVID-19 pandemic have necessitated portions of our workforce switching to remote work arrangements. The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cyber protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows.
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
We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis or to hedge our exposure to the price of natural gas, which is a significant component of our refinery operating expenses. Consistent with that policy we may hedge some percentage of our future crude and natural gas supply. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil, refined product and natural gas prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:
•the volumes of our actual use of crude oil or natural gas or production of the applicable refined products is less than the volumes subject to the hedging arrangement;
•accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refineries, or those of our suppliers or customers;
•changes in commodity prices have a material impact on collateral and margin requirements under our hedging arrangements, resulting in us being subject to margin calls;
•the counterparties to our derivative contracts fail to perform under the contracts; or
•a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
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
Our cash flow from operations decreased from $933.5 million in 2019 to a loss of $631.6 million in 2020. If our cash flow from operations does not improve in 2021 or we cannot otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory not covered by our various supply and Inventory Intermediation Agreements.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our Inventory Intermediation Agreements with J. Aron, which are currently scheduled to expire in 2021, would require us to finance the J. Aron Products covered by the agreements, which financing may not be available at terms that are as favorable or at all. We are obligated to repurchase from J. Aron all volumes of the J. Aron Products upon expiration or earlier termination of these agreements, which may have a material adverse impact on our liquidity, working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to repay our indebtedness and other contractual obligations, support ongoing capital expenditures for equipment maintenance and upgrades, including during turnarounds at our refineries, and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro and Torrance acquisitions, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity and financial condition will affect our ability to satisfy any and all of these needs or obligations.
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions, including as a result of the impact of the COVID-19 pandemic. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due.
PBF Energy has suspended its quarterly dividend and does not anticipate that it will declare dividends in the foreseeable future.
On March 30, 2020, PBF Energy announced that it has suspended its quarterly cash dividend of $0.30 per share on its Class A common stock, as part of its strategic plan to respond to the impact of the COVID-19 outbreak and related market activity. PBF Energy is not obligated under any applicable laws, its governing documents or any contractual agreements with its existing and prior owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). Any future declaration, amount and payment of any dividends will be at the sole discretion of our board of directors, however, because the impact of the COVID-19 outbreak and related market activity is difficult to predict, we do not anticipate that our board of directors will determine to declare a dividend in the foreseeable future. Our board of directors may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, including acquisitions, tax, legal, regulatory and contractual restrictions and implications, including under our subsidiaries’ outstanding debt documents, and such other factors as our board of directors may deem relevant in determining whether to declare or pay any dividend.

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
Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the Renewable Fuel Standard, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the Renewable Fuel Standard, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. The price of RINS has increased in 2020 and could increase further in 2021. We incurred approximately $326.4 million in RINs costs during the year ended December 31, 2020 as compared to $122.7 million and $143.9 million during the years ended December 31, 2019 and 2018, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
Competition from companies who have not been adversely impacted as much as we have been by the COVID-19 pandemic, produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.
Our refining operations compete with domestic refiners and marketers in regions of the United States in which we operate, as well as with domestic refiners in other regions and foreign refiners that import products into the United States. In addition, we compete with other refiners, producers and marketers in other industries that supply their own renewable fuels or alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Many of our competitors have not been adversely impacted by the COVID-19 pandemic as much as we have been impacted. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations and they may also be able to obtain more favorable trade credit terms.

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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are scheduled to expire on various dates in 2021 and 2022 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities and equipment, including turnarounds) could adversely affect our ability to achieve targeted internal rates of return and operating results. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
•denial or delay in obtaining regulatory approvals and/or permits;
•unplanned increases in the cost of construction materials or labor;
•disruptions in transportation of modular components and/or construction materials;
•severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs; and/or

•non-performance or force majeure by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.

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
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments”.
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

Product liability and operational liability claims and litigation could adversely affect our business and results of operations.
Product liability and liability arising from our operations are significant risks. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers of petroleum products based upon claims for injuries and property damage caused by the use of or exposure to various products. Failure of our products to meet required specifications or claims that a product is inherently defective could result in product liability claims from our shippers and customers, and also arise from contaminated or off-specification product in commingled pipelines and storage tanks and/or defective fuels. We may also be subject to personal injury claims arising from incidents that occur in connection with or relating to our operations. Product liability and personal injury claims against us could have a material adverse effect on our business, financial condition or results of operations.
Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities.
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
Our transportation activities are subject to regulation by multiple governmental agencies. The regulatory burden on the industry increases the cost of doing business and affects profitability. Additional proposals and proceedings that affect the oil industry are regularly considered by Congress, the states, the FERC, the United States Department of Transportation, and the courts. We cannot predict when or whether any such proposals may become effective or what impact such proposals may have. Projected operating costs related to our pipelines reflect the recurring costs resulting from compliance with these regulations, and these costs may increase due to future acquisitions, changes in regulation, changes in use, or discovery of existing but unknown compliance issues.
We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
We are subject to the requirements of the OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could result in claims against us that could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.

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

Changes in our credit profile could affect the way crude oil and other suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security or letters of credit prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by these suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate one or more of our refineries at full capacity.
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
We may incur significant liabilities under, or costs and capital expenditures to comply with, health, safety, environmental and other laws and regulations, which are complex and change frequently. Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety, in addition to laws and regulations affecting the transportation of crude oil by rail in North America.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2020, we have total debt of $4,712.1 million, excluding unamortized deferred debt issuance costs of $51.1 million and our PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level, and we could incur additional borrowings under our credit facilities. As disclosed in this Annual Report on Form 10-K, on May 13, 2020, we issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “initial 2025 Senior Secured Notes”), and on December 21, 2020, we issued $250.0 million in aggregate principal amount of 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes” and together with the initial 2025 Senior Secured Notes, the “2025 Senior Secured Notes”), and on January 24, 2020, we issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”), the proceeds of which were used primarily to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”) and to fund a portion of the cash consideration for the Martinez Acquisition. Additionally, during the year ended December 31, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. The amounts set forth above do not include any post-closing payments in connection with the Martinez Acquisition to the seller if certain conditions are met, including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the sale and purchase agreement, for a period of up to four years following the closing date). We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2020, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our stock or incur new liens.
The level of our indebtedness has several important consequences for our future operations, including that:
•a portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;
•under certain circumstances, covenants contained in our existing debt arrangements limit our ability to borrow additional funds, dispose of assets and make certain investments;
•in certain circumstances these covenants also require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited; and
•we may be at a competitive disadvantage to those of our competitors that are less leveraged; and we may be more vulnerable to adverse economic and industry conditions.
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
Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur substantially more debt, which could exacerbate the risks described above.
We and our subsidiaries may be able to incur additional indebtedness in the future including additional secured or unsecured debt. Although our debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, the leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
Our future credit ratings could adversely affect the cost of our borrowing as well as our ability to obtain credit in the future.
On January 24, 2020, we issued the 2028 Senior Notes. The proceeds from this offering were used in part to subsequently redeem our outstanding 2023 Senior Notes. In response to the impact of COVID-19 on our financial condition and business, to strengthen our liquidity, on May 13, 2020, we issued the initial 2025 Senior Secured Notes and then, on December 21, 2020, we issued the additional 2025 Senior Secured Notes in a tack-on offering. The 2028 Senior Notes and the 2025 Senior Notes are rated B3 by Moody’s, B+ by S&P, and B+ by Fitch. The 2025 Senior Secured Notes are rated Ba3 by Moody’s, BB by S&P, and BB by Fitch. During the fourth quarter of 2020, each of our credit rating agencies downgraded our corporate family rating as well as our unsecured and secured notes ratings, with all ratings on negative outlook. As a result of the downgrades, the cost of borrowings under our Revolving Credit Facility increased in accordance with the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”). If the current market conditions persist or deteriorate, we expect that the credit rating agencies will continue to re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Adverse changes in our credit ratings may also negatively impact the terms of credit we receive from our suppliers and require us to prepay or post collateral. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, increase our liquidity and make cash distributions to our shareholders.
Provisions in our indentures and other agreements could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), the 2025 Senior Secured Notes, the 2028 Senior Notes and the 6.875% Senior Notes due 2023 (the “PBFX 2023 Senior Notes), holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as our Revolving Credit Agreement, Tax Receivable Agreement, as defined below, and Intermediation Agreements with J. Aron also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.

Restrictive covenants in our debt instruments, including the indentures governing our notes, may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
Various covenants in our current and future debt instruments and other financing arrangements, including the indentures governing our notes, may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our current indebtedness and the indentures that govern our notes subject us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control, including the impact of the COVID-19 pandemic and related governmental responses and developments in the global oil markets, may affect our ability to comply with our covenants. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.
If we incur indebtedness provided or guaranteed by the U.S. Government, including pursuant to the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020, we may become subject to additional restrictions on our operations, including limitations on employee headcount and compensation reductions and other cost reduction activities that could adversely affect us.
The discontinuation of LIBOR, and the adoption of an alternative reference rate, may have a material adverse impact on our floating rate indebtedness and financing costs.
We are subject to interest rate risk on floating interest rate borrowings under our Revolving Credit Facility, the PBFX Revolving Credit Facility and the $35.0 million term loan (the “PBF Rail Term Loan”). These borrowings have the optionality to use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. On November 30, 2020, the ICE Benchmark Administration (“IBA”) announced that it intends to continue publishing LIBOR until the end of June 2023, beyond the previously announced 2021 cessation date. The IBA announcement was supported by announcements from the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (the “U.S. Regulators”). However, both the FCA and U.S. Regulators in their announcements also advised banks to cease entering into new contracts referencing LIBOR after December 2021. These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021 and will not be assured beyond 2023. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined, or regulatory activity related to LIBOR’s phaseout, could cause LIBOR to perform differently than in the past or cease to exist.
In the United States, the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR or what its adoption as a replacement rate would have on us. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our floating rate indebtedness and financing costs.

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
The Revolving Credit Facility, the 2028 Senior Notes, the 2025 Senior Notes, the 2025 Senior Secured Notes and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. PBFX Revolving Credit Facility and PBFX’s indenture governing its PBFX 2023 Senior Notes also contain covenants that limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to make distributions and other restricted payments and restrict PBFX’s ability to incur liens and enter into burdensome agreements. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets, and PBFX is subject to a similar prohibition. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to PBF Energy stockholders, if any.
The rights of other members of PBF LLC may conflict with the interests of PBF Energy Class A common stockholders.
The interests of the other members of PBF LLC, which include current and former directors and officers, may not in all cases be aligned with PBF Energy Class A common stockholders’ interests. For example, these members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to PBF Energy Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2021 Proxy Statement incorporated herein by reference.

Under the Tax Receivable Agreement, PBF Energy is required to pay the former and current holders of PBF LLC Series A Units and PBF LLC Series B Units for certain realized or assumed tax benefits PBF Energy may claim arising in connection with prior offerings and future exchanges of PBF LLC Series A Units for shares of its Class A common stock and related transactions. The indentures governing the senior notes allow PBF LLC, under certain circumstances, to make distributions sufficient for PBF Energy to pay its obligation under the Tax Receivable Agreement.
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
As a result of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, Income Taxes, PBF Energy’s liability for the Tax Receivable Agreement was reduced to zero as of December 31, 2020. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement. The foregoing are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments under the Tax Receivable Agreement could differ materially. It is possible that future transactions or events could increase the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of us.
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
Our certificate of incorporation and bylaws contain provisions which could make it more difficult for stockholders to effect certain corporate actions. Among other things, these provisions:
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval;
•prohibit stockholder action by written consent;
•restrict certain business combinations with stockholders who obtain beneficial ownership of a certain percentage of our outstanding common stock;
•provide that special meetings of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, and establish advance notice procedures for the nomination of candidates for election as directors or for proposing matters that can be acted upon at stockholder meetings; and
•provide that our stockholders may only amend our bylaws with the approval of 75% or more of all of the outstanding shares of our capital stock entitled to vote.
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

The market price of PBF Energy Class A common stock declined significantly in 2020 and may be volatile, which could cause the value of your investment to decline.
The market price of PBF Energy Class A common stock declined significantly in 2020 and may be highly volatile and subject to wide fluctuations due to a number of factors including:
•market conditions in the oil refining industry and volatility in commodity prices and the ongoing impact of COVID-19;
•changes in, or failure to meet, earnings estimates of securities analysts;
•variations in actual or anticipated operating results or dividends, if any, to stockholders;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems with third-party logistics infrastructure;
•litigation and government investigations;
•the timing and announcement of any potential acquisitions or divestitures and subsequent impact of any future acquisitions or divestitures on our capital structure, financial condition or results of operations;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof;
•general economic and stock market conditions; and
•the availability for sale, or sales by PBF Energy or its senior management, of a significant number of shares of its Class A common stock in the public market.

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
Our current stockholders could experience dilution, which could further depress the price of our Class A common stock.
We continue to require substantial working capital to fund our business. We may sell equity securities or convertible securities or other derivative securities in the public or private markets if we continue to need capital, and even when conditions or terms are not otherwise favorable, including at prices at or below the then current market price of our shares of Class A common stock. As a result, stockholders may experience substantial dilution, and the market price of our Class A common stock could decline as a result of the introduction of a large number of shares of our Class A common stock, or securities convertible into or exchangeable or exercisable for our Class A common stock, into the market or the perception that these sales could occur. Sales of a large number of shares of our Class A common stock, or securities convertible into or exchangeable or exercisable for our Class A common stock, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, any equity securities we issue may have rights, preferences or privileges senior to those of our Class A common stock, and our current debt agreements contain, and any agreements for future debt or preferred equity financings, if available, are likely to contain, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt. Holders of Class A common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on our capital needs as well as market conditions and other factors beyond om control, we cannot predict or estimate the amount, timing, nature or impact of future issuances, if any. Our Class A common stockholders bear the risk of our future offerings reducing the per share market price of our Class A common stock.

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
In addition, as of December 31, 2020, PBF LLC owns 29,953,631 common units representing 48.0% limited partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
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
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from OSHA related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 4, 2021, the parties filed a joint motion to continue settlement negotiations until February 25, 2021. The motion was granted on February 4, 2021. If the settlement negotiations are unsuccessful, the matter will proceed to litigation.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or Notice of Violations (“NOVs”) issued by regulatory agencies in various years before our ownership, including the South Coast Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).

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
On May 8, 2020, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the first half of 2017 for $878,450. We have offered to settle the NOV for approximately $430,000 and are awaiting a response from the SCAQMD.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. We are evaluating the allegations and will be communicating with the SCAQMD regarding the allegations and the settlement offer upon the completion of our review.
On November 30, 2020, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) issued a draft Stipulated Order to the Martinez refinery in connection with alleged total suspended solids exceedances that occurred in March 2020, which draft order included a proposed penalty of $310,000. Subsequently, the RWQCB proposed to settle these alleged exceedances for $126,000. We are reviewing and will be communicating with the RWQCB regarding the allegations and the revised settlement offer upon the completion of our review.
On December 4, 2020, the Pennsylvania Department of Environmental Protection ("PaDEP") issued a draft Consent Order and Agreement to PBF Logistics Products Terminals LLC with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2020 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $800,000. We are reviewing and will be communicating with the PaDEP regarding the allegations and the settlement offer upon the completion of our review.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. The plaintiffs claimed to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. On June 18, 2020, plaintiffs and defendants entered into a settlement agreement and release, the terms and conditions of which are confidential. On that same date, the court entered a final judgment that dismissed with prejudice all claims asserted against defendants in this matter. The outcome did not have a material impact on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Inc., and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs’ added an additional plaintiff, Hany Youssef. On March 18, 2019, the class certification hearing was held and the court took the matter under submission. On April 1, 2019, the court issued an order denying class certification. On April 15, 2019, plaintiffs filed a Petition for Permission to Appeal the Order Denying Motion for Class Certification. On May 3, 2019, plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On February 9, 2021, the court issued an Order taking both motions under submission pending additional discovery and briefing related to plaintiff Youssef and whether a new class representative should be substituted. The Court has also ordered that the rebuttal expert disclosure deadline, the expert discovery cut-off, the motion hearing cut-off, and all other case deadlines be stayed pending the court’s decision as to whether the case can proceed with a new class representative and whether defendants will be permitted to conduct additional soil vapor sampling in the ground subclass area. Trial was previously scheduled to commence on July 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleged failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs sought unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019, and the parties reached a tentative agreement in principle to settle. On March 17, 2019, plaintiffs filed with the court a Notice of Motion and Motion for Preliminary Approval of Settlement Agreement for the Court’s approval of the proposed settlement pursuant to which Torrance Refining would pay $2.9 million to resolve the matter and receive a full release and discharge from any and all claims and make no admission of any wrongdoing or liability. On May 1, 2020 the court entered an order preliminarily approving the proposed settlement. On August 6, 2020, the settlement of $2.9 million was paid to the class claims administrator. On August 17, 2020 the court granted approval of the final settlement.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On April 15, 2019, the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On September 18, 2020, the Federal Magistrate Judge granted plaintiff’s motion to amend in order to add a non-diverse plaintiff and remand to state court. PBF Defendants filed an opposition to plaintiff’s motion to amend on October 2, 2020. On October 5, 2020, the Magistrate Judge granted plaintiff’s motion to amend and remanded the case back to state court. Discovery will continue in state court. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., we and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by us. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. We have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. Discovery is currently ongoing and the trial date is currently set for April 12, 2021. We cannot currently estimate the amount or the timing of the resolution of this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

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
As of February 12, 2021 there were 144 holders of record of PBF Energy Class A common stock and 16 holders of record of PBF Energy Class B common stock.
Dividend and Distribution Policy
PBF Energy
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
The ability of PBF Holding to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Credit Facility, the 2025 Senior Secured Notes, the 2028 Senior Notes, the 2025 Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the senior notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Credit Facility contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, our results have been adversely impacted in a significant manner. As part of our strategic plan to navigate these current extraordinary and volatile markets, we have suspended PBF Energy’s quarterly dividend on its Class A common stock. We will continue to monitor and evaluate our dividend policy as market conditions develop and our business outlook becomes clearer, however, we do not anticipate that our Board of Directors will declare a dividend in the foreseeable future.
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

PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic will have on its business, PBFX has decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, which represents a shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources as they continue to pursue potential organic growth projects or strategic acquisition opportunities. PBFX intends to continue to pay at least the minimum quarterly distribution to the holders of its common units, including PBF LLC, of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, to the extent PBFX has sufficient cash from operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to PBFX’s general partner. However, there is no guarantee that PBFX will pay the minimum quarterly distribution or any amount on the units we own in any quarter. Even if PBFX’s cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of PBFX’s partnership agreement and debt facilities.
PBF Holding made $23.1 million in distributions to PBF LLC during the year ended December 31, 2020. PBF LLC used $36.3 million, which included $19.5 million distributed from PBF Holding, to make one non-tax distribution of $0.30 per unit to its members, of which $35.9 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $35.9 million to pay an equivalent cash dividend of $0.30 per share of its Class A common stock on March 17, 2020. There were no tax distributions to PBF LLC’s other members in 2020. In addition, PBFX made aggregate quarterly distributions of $89.3 million ($1.42 per unit) during the year ended December 31, 2020 to holders of its common units, of which $42.5 million was paid to PBF LLC.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the periods commencing December 31, 2015 through December 31, 2020. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: CVR Energy Inc., Delek US Holdings Inc., HollyFrontier Corp, Marathon Petroleum Corp, Phillips 66 and Valero Energy Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PBF Energy, Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
PBF Energy, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
PBF Energy Class A common stock	$100.00	$79.45	$106.11	$100.87	$101.04	$23.14
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	102.08	135.56	120.68	146.17	95.97

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for PBF Energy Class A Common Stock
In the fourth quarter of 2020, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. No exchanges were made by any of our directors or executive officers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of our results of operations and financial condition should be read in conjunction with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 2. Properties”, and “Item 8. Financial Statements and Supplementary Data,” respectively, included in this Annual Report on Form 10-K.
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
•our ability to target and execute expense reduction measures in 2021 and thereafter;
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
•our substantial indebtedness, including the impact of the recent downgrades to our corporate credit rating, secured notes and unsecured notes;
•our expectations with respect to our capital improvement and turnaround projects;
•our supply and inventory intermediation arrangements expose us to counterparty credit and performance risk;

•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain J. Aron Products located at our J. Aron Storage Tanks upon termination of these agreements;
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
•market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard and GHG emission credits required to comply with various GHG emission programs, such as AB32;
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
Executive Summary
Our business operations are conducted by PBF LLC and its subsidiaries. We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California, and Martinez, California. Based on current configuration (subsequent to the East Coast Refining Reconfiguration), our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices, which are expected to continue for the foreseeable future. Our results for the year ended December 31, 2020 were impacted by the sustained decreased demand for refined products and the significant decline in the price of crude oil, both of which negatively impacted our revenues, cost of products sold and operating income and lowered our liquidity. Throughput rates across our refining system also decreased and we are currently operating our refineries at reduced rates. Refer to “Item 1. Business - Recent Developments” and “Item 1A. Risk Factors” for further information.

East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. Based on this reconfiguration, our East Coast throughput capacity is approximately 285,000 barrels per day.
Turnaround Costs and Assets under Construction
As a result of the East Coast Refining Reconfiguration, certain major processing units were temporarily idled. As such, we accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround amortization costs associated with these idled units. Additionally, we abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million.
Capital Project Abandonments
In connection with our ongoing strategic initiative to address the COVID-19 pandemic, including our East Coast Refining Reconfiguration, we reassessed our refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this reassessment and our strategic plan to reduce capital expenditures, we decided to abandon various capital projects across the refining system, resulting in an impairment charge of approximately $79.9 million.
Severance Costs
Following the onset of the COVID-19 pandemic, we have implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including reductions in our workforce. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs. Additionally, as a result of the East Coast Refining Reconfiguration, we incurred charges in the fourth quarter of 2020 of approximately $11.8 million of severance related expenses. These severance costs are included in general and administrative expenses.
Tax Receivable Agreement
In connection with PBF Energy’s initial public offering, PBF Energy entered into a Tax Receivable Agreement pursuant to which PBF Energy is required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units PBF Energy purchases, approximately 85% of the cash savings in income taxes that PBF Energy realizes as a result of the increase in the tax basis of its interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. There was no Tax Receivable Agreement liability as of December 31, 2020. PBF Energy has recognized, as of December 31, 2019 and 2018, a liability for the Tax Receivable Agreement of $373.5 million, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 14 - Commitments and Contingencies” and “Note 21 - Income Taxes” of our Notes to Consolidated Financial Statements for more details.
Early Return of Railcars
In the fourth quarter of 2020 we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet. Under the terms of the lease amendment, we agreed to pay amounts in lieu of satisfaction of return conditions (the “early termination penalty”). As a result, we recognized an expense of $12.5 million within Cost of sales, consisting of charges for the early termination penalty and charges related to the remaining lease payments associated with the railcars identified within the amended lease, all of which were idled and out of service as of December 31, 2020.

In the third quarter of 2018 we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet. Under the terms of the lease amendment, we agreed to pay the early termination penalty and a reduced rental fee over the remaining term of the lease. As a result, we recognized an expense of $52.3 million for the year ended December 31, 2018 included within Cost of sales consisting of (i) a $40.3 million charge for the early termination penalty and (ii) a $12.0 million charge related to the remaining lease payments associated with the railcars identified within the amended lease, all of which were idled and out of service as of December 31, 2018.
Torrance Land Sales
On December 30, 2020, August 1, 2019 and August 7, 2018, we closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in gains of approximately $8.1 million, $33.1 million and $43.8 million in the fourth quarter of 2020, third quarter of 2019 and third quarter of 2018, respectively, included within Gain on sale of assets in the Consolidated Statements of Operations.
Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which we will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements pursuant to which Air Products will supply the Products for a term of fifteen years at these same refineries.
Debt and Credit Facilities
Credit Ratings
During the fourth quarter of 2020, each of our credit rating agencies downgraded our corporate family rating as well as our unsecured and secured notes ratings, with all ratings on negative outlook as the refining sector continues to experience weak refining margins due to the COVID-19 pandemic and related negative demand impact. As a result of the downgrade, the cost of borrowing under our Revolving Credit Facility has increased in accordance with the Revolving Credit Agreement. The 2028 Senior Notes and the 2025 Senior Notes are rated B3 by Moody’s, B+ by S&P, and B+ by Fitch. The 2025 Senior Secured Notes are rated Ba3 by Moody’s, BB by S&P, and BB by Fitch.
Catalyst Financing Obligations
On September 25, 2020, we closed on agreements to sell a portion of our precious metals catalyst to certain major commercial banks for approximately $51.9 million and subsequently leased the catalyst back. The precious metals financing arrangements cover a portion of the catalyst used in our East Coast Refining System, Martinez and Toledo refineries. The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. We are obligated to repurchase the precious metals catalyst at fair market value upon expiration of these leases, and the earliest expiration is September 2021. For all leases not renewed at maturity, we have the ability and intent to finance such debt through availability under our revolving credit facilities.

Senior Notes
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the initial 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On December 21, 2020, we issued $250.0 million, in a tack-on offering, in aggregate principal amount of the additional 2025 Senior Secured Notes. The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds for general corporate purposes.
On January 24, 2020, we issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and offering expenses. We used $517.5 million of the proceeds to fully redeem our 2023 Senior Notes and the balance to fund a portion of the cash consideration for the Martinez Acquisition.
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Debt extinguishment costs in the Consolidated Statements of Operations for the year ending December 31, 2020.
Refer to “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
PBF Holding Revolving Credit Facility
During the year ended December 31, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes.
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increases the maximum commitment available to PBF Holding from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base, as defined in the Revolving Credit Agreement, to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement and further described in “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
The outstanding borrowings under the Revolving Credit Facility as of December 31, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019 and 2018, respectively.
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
During the year ended December 31, 2020, PBFX made net repayments of $83.0 million on the PBFX Revolving Credit Facility. During 2019 and 2018, PBFX incurred net borrowings of $127.0 million and $126.3 million, respectively, primarily to fund acquisitions and capital projects.
The outstanding borrowings under the PBFX Revolving Credit Facility were $200.0 million, $283.0 million and $156.0 million as of December 31, 2020, 2019 and 2018, respectively.
Martinez Acquisition
We acquired the Martinez refinery and related logistics assets from Shell Oil Products on February 1, 2020 for an aggregate purchase price of $1,253.4 million, including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell Oil Products based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
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
Inventory Intermediation Agreements
The Inventory Intermediation Agreements with J. Aron were amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, the maturity date. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the East Coast Storage Assets as a location and crude oil as a new product type to be included in the products sold to J. Aron by DCR. On August 29, 2019, the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. We intend to either extend or replace the Inventory Intermediation Agreements prior to their expirations.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the J. Aron Products produced by the refinery, and delivered into our J. Aron Storage Tanks. The J. Aron Products are sold back to us as they are discharged out of our J. Aron Storage Tanks. J. Aron has the right to store the J. Aron Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. At expiration or termination of each of the Inventory Intermediation Agreements, we will have to repurchase the inventories outstanding under the applicable Inventory Intermediation Agreement at that time. PBF Holding continues to market and sell the J. Aron Products independently to third parties.

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
As of December 31, 2020, including the offerings described above, PBF Energy owns 120,122,872 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others beneficially own 970,647 PBF LLC Series A Units. The holders of our issued and outstanding shares of PBF Energy Class A common stock have 99.2% of the voting power in us and the members of PBF LLC, other than PBF Energy through their holdings of Class B common stock, have the remaining 0.8% of the voting power in us.
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
As of December 31, 2020, PBF LLC held a 48.0% limited partner interest in PBFX with the remaining 52.0% limited partner interest owned by public common unitholders.
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
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions and third-party acquisitions made by PBFX occurring in the three years ended December 31, 2020 are discussed below.

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
East Coast Storage Assets Acquisition
On October 1, 2018, PBFX closed on its agreement with Crown Point to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of approximately $127.0 million, including working capital and the Contingent Consideration (as defined in “Note 4 - Acquisitions” of our Notes to Consolidated Financial Statements), comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million that was paid on October 1, 2019. The residual purchase consideration consists of an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”). The consideration was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.
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
Knoxville Terminal Acquisition
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial Pipeline Company and Plantation Pipe Line Company pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. for total cash consideration of $58.0 million, excluding working capital adjustments. The transaction was financed through a combination of cash on hand and borrowings under the PBFX Revolving Credit Facility.

Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $326.4 million in RINs costs during the year ended December 31, 2020 as compared to $122.7 million and $143.9 million during the years ended December 31, 2019 and 2018, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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
The performance of our East Coast refineries generally follows the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Toledo refinery generally follows the WTI (Chicago) 4-3-1 benchmark refining margin. Our Chalmette refinery generally follows the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Torrance refinery generally follows the Alaskan North Slope (“ANS”) (West Coast) 4-3-1 benchmark refining margin. Our Martinez refinery generally follows the ANS (West Coast) 3-2-1 benchmark refining margin.

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
We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic and the related governmental and consumer responses which have introduced significant volatility in the financial markets.
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our East Coast refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with PDVSA since 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
In the past several years, we expanded and upgraded the existing on-site railroad infrastructure on the east coast. Currently, crude oil delivered by rail is consumed at our East Coast refineries. The Delaware City rail unloading facilities, and the East Coast Storage Assets, allow our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. Certain of these railcars were subsequently sold to a third-party, which has leased the railcars back to us for periods of between four and seven years. In subsequent periods, we have sold or returned railcars to optimize our railcar portfolio. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
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
Furthermore, during 2020 our operating results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of sales and operating income.
Refinery-Specific Information
The following section includes refinery-specific information related to our operations, crude oil differentials, ancillary costs, and local premiums and discounts.
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 47% gasoline, 32% distillate, 2% high-value Group I lubricants, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (3% petroleum coke, 4% LPGs, 7% black oil and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
The East Coast Refining System’s realized gross margin on a per barrel basis is projected to differ from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:
•the system processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 60% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and
•as a result of the heavy, sour crude slate processed at our East Coast Refining system, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD.
•the Paulsboro refinery produces Group I lubricants which carry a premium sales price to RBOB and ULSD and the black oil is sold as asphalt which may be sold at a premium or discount to Dated Brent based on the market.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 53% gasoline, 30% distillate, 4% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (4% LPGs, 8% black oil and 1% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.

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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 42% gasoline and 32% distillate, 2% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (9% black oil, 5% LPGs, 4% petroleum coke, 3% LPGs, and 3% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (Gulf Coast) 2-1-1 benchmark refining margin due to the following factors:
•the Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 65% to 75% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD.
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
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 64% gasoline and 19% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 3% black oil and 11% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.

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
Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of California reformulated blendstock for oxygenate blending (CARBOB), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 56% gasoline and 34% distillate with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 3% LPG and 3% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
The Martinez refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Martinez refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 80% to 90% of total throughput. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Martinez, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and CARB diesel.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2020, 2019 and 2018 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results eliminated in consolidation.

PBF Energy	Year Ended December 31,
	2020	2019	2018
Revenues	$15,115.9	$24,508.2	$27,186.1

Cost and expenses:
Cost of products and other	14,275.6	21,387.5	24,503.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,918.3	1,782.3	1,721.0
Depreciation and amortization expense	551.7	425.3	359.1
Cost of sales	16,745.6	23,595.1	26,583.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	248.5	284.0	277.0
Depreciation and amortization expense	11.3	10.8	10.6
Change in fair value of contingent consideration	(93.7)	(0.8)	—
Impairment expense	98.8	—	—
Gain on sale of assets	(477.8)	(29.9)	(43.1)
Total cost and expenses	16,532.7	23,859.2	26,828.0

Income (loss) from operations	(1,416.8)	649.0	358.1

Other income (expense):
Interest expense, net	(258.2)	(159.6)	(169.9)
Change in Tax Receivable Agreement liability	373.5	—	13.9
Change in fair value of catalyst obligations	(11.8)	(9.7)	5.6
Debt extinguishment costs	(22.2)	—	—
Other non-service components of net periodic benefit cost	4.3	(0.2)	1.1
Income (loss) before income taxes	(1,331.2)	479.5	208.8
Income tax expense	2.1	104.3	33.5
Net income (loss)	(1,333.3)	375.2	175.3
Less: net income attributable to noncontrolling interests	59.1	55.8	47.0
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,392.4)	$319.4	$128.3

Consolidated gross margin	$(1,629.7)	$913.1	$602.6

Gross refining margin (1)	$496.8	$2,801.2	$2,419.4

Net income available to Class A common stock per share:
Basic	$(11.64)	$2.66	$1.11
Diluted	$(11.64)	$2.64	$1.10
——————————
(1) See Non-GAAP Financial Measures.

PBF LLC	Year Ended December 31,
	2020	2019	2018
Revenues	$15,115.9	$24,508.2	$27,186.1

Cost and expenses:
Cost of products and other	14,275.6	21,387.5	24,503.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,918.3	1,782.3	1,721.0
Depreciation and amortization expense	551.7	425.3	359.1
Cost of sales	16,745.6	23,595.1	26,583.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	247.7	282.3	275.2
Depreciation and amortization expense	11.3	10.8	10.6
Change in fair value of contingent consideration	(93.7)	(0.8)	—
Impairment expense	98.8	—	—
Gain on sale of assets	(477.8)	(29.9)	(43.1)
Total cost and expenses	16,531.9	23,857.5	26,826.2

Income (loss) from operations	(1,416.0)	650.7	359.9

Other income (expense):
Interest expense, net	(268.5)	(169.1)	(178.5)
Change in fair value of catalyst obligations	(11.8)	(9.7)	5.6
Debt extinguishment costs	(22.2)	—	—
Other non-service components of net periodic benefit cost	4.3	(0.2)	1.1
Income (loss) before income taxes	(1,714.2)	471.7	188.1
Income tax expense (benefit)	6.1	(8.3)	8.0
Net income (loss)	(1,720.3)	480.0	180.1
Less: net income attributable to noncontrolling interests	76.2	51.5	42.3
Net income (loss) attributable to PBF Energy Company LLC	$(1,796.5)	$428.5	$137.8

Operating Highlights

	Year Ended December 31,
	2020	2019	2018
Key Operating Information
Production (bpd in thousands)	737.1	825.2	854.5
Crude oil and feedstocks throughput (bpd in thousands)	727.7	823.1	849.7
Total crude oil and feedstocks throughput (millions of barrels)	266.3	300.4	310.0
Consolidated gross margin per barrel of throughput	$(6.12)	$3.04	$1.94
Gross refining margin, excluding special items, per barrel of throughput (1)	$3.23	$8.51	$9.09
Refinery operating expense, per barrel of throughput	$6.89	$5.61	$5.34

Crude and feedstocks (% of total throughput) (2)
Heavy	42%	32%	36%
Medium	26%	28%	30%
Light	17%	26%	21%
Other feedstocks and blends	15%	14%	13%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	51%	49%	50%
Distillates and distillate blendstocks	30%	32%	32%
Lubes	1%	1%	1%
Chemicals	1%	2%	2%
Other	18%	16%	16%
Total yield	101%	100%	101%
——————————
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with an API gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2020	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$41.62	$64.34	$71.34
West Texas Intermediate (WTI) crude oil	$39.25	$57.03	$65.20
Light Louisiana Sweet (LLS) crude oil	$41.13	$62.67	$70.23
Alaska North Slope (ANS) crude oil	$42.20	$65.00	$71.54
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.11	$12.68	$13.17
WTI (Chicago) 4-3-1	$6.30	$15.25	$14.84
LLS (Gulf Coast) 2-1-1	$7.59	$12.43	$12.30
ANS (West Coast-LA) 4-3-1	$11.30	$18.46	$15.48
ANS (West Coast-SF) 3-2-1	$9.99	$17.16	$14.49
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.37	$7.31	$6.14
Dated Brent less Maya (heavy, sour)	$5.37	$6.76	$8.70
Dated Brent less WTS (sour)	$2.33	$8.09	$13.90
Dated Brent less ASCI (sour)	$1.81	$3.73	$4.64
WTI less WCS (heavy, sour)	$10.72	$13.61	$26.93
WTI less Bakken (light, sweet)	$2.41	$0.66	$2.86
WTI less Syncrude (light, sweet)	$2.13	$0.18	$6.84
WTI less LLS (light, sweet)	$(1.88)	$(5.64)	$(5.03)
WTI less ANS (light, sweet)	$(2.95)	$(7.97)	$(6.34)
Natural gas (dollars per MMBTU)	$2.13	$2.53	$3.07
2020 Compared to 2019
Overview— PBF Energy net loss was $(1,333.3) million for the year ended December 31, 2020 compared to net income of $375.2 million for the year ended December 31, 2019. PBF LLC net loss was $(1,720.3) million for the year ended December 31, 2020 compared to net income of $480.0 million for the year ended December 31, 2019. Net loss attributable to PBF Energy stockholders was $(1,392.4) million, or $(11.64) per diluted share, for the year ended December 31, 2020 ($(11.64) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(11.78) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $319.4 million, or $2.64 per diluted share, for the year ended December 31, 2019 ($2.64 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.90 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.1% and 99.0% for the years ended December 31, 2020 and 2019, respectively.

Our results for the year ended December 31, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, or $345.8 million net of tax, a pre-tax gain on the sale of land at our Torrance refinery of $8.1 million, or $5.9 million net of tax, a change in fair value of the contingent consideration related to both the Martinez Acquisition and the East Coast Storage Asset Acquisition of $93.7 million, or $68.8 million net of tax and a pre-tax change in the Tax Receivable Agreement liability of $373.5 million, or $274.1 million net of tax. Our results for the year ended December 31, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $268.0 million, or $196.7 million net of tax, pre-tax, debt extinguishment costs associated with the early redemption of the 2023 Senior Notes of $22.2 million, or $16.3 million net of tax, severance costs related to reductions in workforce of $24.7 million, or $18.1 million net of tax, impairment expense of $98.8 million or $72.5 million net of tax, related to the write-down of certain assets and project abandonments, early return of certain leased railcars of $12.5 million or $9.2 million net of tax, accelerated turnaround amortization costs of $56.2 million or $41.3 million net of tax, a LIFO inventory decrement of $83.0 million or $60.9 million net of tax, reconfiguration charges of $5.3 million or $3.9 million net of tax and $259.1 million of tax expense associated with the remeasurement of certain deferred tax assets. Our results for the year ended December 31, 2019 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $250.2 million, or $188.0 million net of tax and a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.9 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the year ended December 31, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All our operating regions experienced lower refining margins for the year ended December 31, 2020 compared to the prior year. Our results for the year ended December 31, 2020 were negatively impacted by higher general and administrative expenses associated with integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and accelerated amortization costs associated with the East Coast Refining Reconfiguration.
Revenues— Revenues totaled $15.1 billion for the year ended December 31, 2020 compared to $24.5 billion for the year ended December 31, 2019, a decrease of approximately $9.4 billion or 38.4%. Revenues per barrel sold were $49.43 and $69.93 for the years ended December 31, 2020 and 2019, respectively, a decrease of 29.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,000 bpd, 96,700 bpd, 137,700 bpd and 230,300 bpd, respectively. For the year ended December 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 336,400 bpd, 153,000 bpd, 177,900 bpd and 155,800 bpd, respectively. For the year ended December 31, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 296,200 bpd, 114,500 bpd, 159,700 bpd and 265,200 bpd, respectively. For the year ended December 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 382,500 bpd, 163,900 bpd, 225,300 bpd and 188,600 bpd, respectively.
The throughput rates at our refineries were lower in the year ended December 31, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in the prior period West Coast throughput. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory, as well as sales and purchases of refined products outside our refineries.

    Consolidated Gross Margin— Consolidated gross margin totaled $(1,629.7) million for the year ended December 31, 2020, compared to $913.1 million for the year ended December 31, 2019, a decrease of $2,542.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $496.8 million, or $1.86 per barrel of throughput, for the year ended December 31, 2020 compared to $2,801.2 million, or $9.34 per barrel of throughput, for the year ended December 31, 2019, a decrease of approximately $2,304.4 million. Gross refining margin excluding special items totaled $860.3 million, or $3.23 per barrel of throughput, for the year ended December 31, 2020 compared to $2,551.0 million, or $8.51 per barrel of throughput, for the year ended December 31, 2019, a decrease of $1,690.7 million.
Consolidated gross margin and gross refining margin were negatively impacted in the current year by a non-cash LCM inventory adjustment of approximately $268.0 million on a net basis, resulting from the decrease in crude oil and refined product prices from the year ended 2019, a LIFO inventory decrement charge of $83.0 million mainly related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration, and early return of certain leased railcars of $12.5 million. Gross refining margin, excluding the impact of special items, decreased due to unfavorable movements in certain crude differentials and an overall decrease in throughput rates. For the year ended December 31, 2019, special items impacting our margin calculations included a favorable non-cash LCM inventory adjustment of approximately $250.2 million on a net basis, resulting from an increase in crude oil and refined product prices from the year ended December 31, 2018.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard costs were $326.4 million for the year ended December 31, 2020 in comparison to $122.7 million for the year ended December 31, 2019.
Average industry margins were mixed during the year ended December 31, 2020 compared with the prior year, primarily due to the impacts of the COVID-19 pandemic on regional demand and commodity prices in 2020, in addition to impacts related to 2019 planned turnarounds, all of which were completed in the first half of the prior year.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.11 per barrel, or 28.2% lower, in the year ended December 31, 2020, as compared to $12.68 per barrel in the same period in 2019. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya differential, which decreased by $1.39 per barrel, in comparison to the same period in 2019. Additionally, WTI/WCS differential decreased to $10.72 per barrel in 2020 compared to $13.61 per barrel in 2019, which unfavorably impacted our cost of heavy Canadian crude. The WTI/Bakken differentials increased by $1.75 per barrel when compared to 2019.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.30 per barrel, or 58.7% lower, in the year ended December 31, 2020, as compared to $15.25 per barrel in the prior year. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $2.41 per barrel in the year ended December 31, 2020, as compared to $0.66 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged $2.13 per barrel for the year ended December 31, 2020 as compared to $0.18 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $7.59 per barrel, or 38.9% lower, in the year ended December 31, 2020 as compared to $12.43 per barrel in the prior year. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.88 per barrel for the year ended December 31, 2020 as compared to a premium of $5.64 per barrel in the prior year.

On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.30 per barrel, or 38.8% lower, in the year ended December 31, 2020 as compared to $18.46 per barrel in the prior year. Additionally, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.95 per barrel for the year ended December 31, 2020 as compared to a premium of $7.97 per barrel in the prior year.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,918.3 million for the year ended December 31, 2020 compared to $1,782.3 million for the year ended December 31, 2019, an increase of approximately $136.0 million, or 7.6%. Of the total $1,918.3 million of operating expenses for the year ended December 31, 2020, $1,835.2 million, or $6.89 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $83.1 million related to expenses incurred by the Logistics segment ($1,684.3 million or $5.61 per barrel of throughput, and $98.0 million of operating expenses for the year ended December 31, 2019 related to the Refining and Logistics segments, respectively). Increases in operating expenses were due to costs associated with the Martinez refinery and related logistic assets which totaled approximately $356.1 million for the year ended December 31, 2020. Total operating expenses for the year ended December 31, 2020 excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services. Operating expenses related to our Logistics segment decreased as a result of lower discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation costs and lower utility expenses due to reduced energy usage.
General and Administrative Expenses— General and administrative expenses totaled $248.5 million for the year ended December 31, 2020, compared to $284.0 million for the year ended December 31, 2019, a decrease of $35.5 million or 12.5%. The decrease in general and administrative expenses for the year ended December 31, 2020 in comparison to the year ended December 31, 2019 primarily relates to reduction in our workforce as a result of the East Coast Refining Reconfiguration and reduction in overhead expenses through temporary salary reductions to a large portion of our workforce. These costs decreases were offset by headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $477.8 million for the year ended December 31, 2020 related primarily to the sale of five hydrogen plants and the sale of a parcel of land at our Torrance refinery. There was a gain on sale of assets of $29.9 million for the year ended December 31, 2019, primarily attributable to the sale of a parcel of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $563.0 million for the year ended December 31, 2020 (including $551.7 million recorded within Cost of sales) compared to $436.1 million for the year ended December 31, 2019 (including $425.3 million recorded within Cost of sales), an increase of $126.9 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2019. Additionally, amortization expense recorded in 2020 includes $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $93.7 million and $0.8 million for the years ended December 31, 2020 and December 31, 2019, respectively. This change represents the decrease in the estimated fair value of the Martinez Contingent Consideration and the PBFX Contingent Consideration (as defined in “Note 4 - Acquisitions” of our Notes to Consolidated Financial Statements), both associated with acquisition related earn-out obligations.

Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $11.8 million for the year ended December 31, 2020, compared to a loss of $9.7 million for the year ended December 31, 2019. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the catalyst financing arrangement termination dates.
Impairment expense— Impairment expense totaled $98.8 million for the year ended December 31, 2020, and was associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration, other refinery wide project abandonments and the write-down of certain PBFX long-lived assets. There was no such expense recorded in the prior year.
Change in Tax Receivable Agreement Liability— Change in Tax Receivable Agreement liability for the year ended December 31, 2020, represented a gain of $373.5 million. This gain was primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740, Income Taxes, related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability and based on future taxable income. There was no change in the Tax Receivable Agreement liability for the year ended December 31, 2019.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the year ended December 31, 2020 relate to the early redemption of our 2023 Senior Notes. There were no such costs in the same period of 2019.
Interest Expense, net— PBF Energy interest expense totaled $258.2 million for the year ended December 31, 2020, compared to $159.6 million for the year ended December 31, 2019, an increase of $98.6 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in January 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020, as well as higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $268.5 million and $169.1 million for the year ended December 31, 2020 and December 31, 2019, respectively (inclusive of $10.3 million and $9.5 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”), are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.1% and 99.0%, on a weighted-average basis for the years ended December 31, 2020 and 2019, respectively. PBF Energy’s Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the years ended December 31, 2020 and 2019 was 0.2% and 21.8%, respectively. The effective tax rate for the year ended December 31, 2020 was significantly impacted by the recording of a $358.4 million deferred tax asset valuation allowance.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the years ended December 31, 2020 and 2019 was approximately 0.9% and 1.0%, respectively. The carrying amount of the noncontrolling interest on our Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
2019 Compared to 2018
Overview— PBF Energy net income was $375.2 million for the year ended December 31, 2019 compared to net income of $175.3 million for the year ended December 31, 2018. PBF LLC net income was $480.0 million for the year ended December 31, 2019 compared to net income of $180.1 million for the year ended December 31, 2018. Net income attributable to PBF Energy stockholders was $319.4 million, or $2.64 per diluted share, for the year ended December 31, 2019 ($2.64 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.90 per share on a fully-exchanged, fully- diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $128.3 million, or $1.10 per diluted share, for the year ended December 31, 2018 ($1.10 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $3.26 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.0% and 98.3% for the years ended December 31, 2019 and 2018, respectively.
Our results for the year ended December 31, 2019 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $250.2 million, or $188.0 million net of tax, and a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.9 million net of tax. Our results for the year ended December 31, 2018 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $351.3 million, or $260.0 million net of tax, and the early return of certain leased railcars, resulting in a pre-tax charge of $52.3 million, or $38.7 million net of tax. These unfavorable impacts were partially offset by special items related to a pre-tax benefit associated with the change in the Tax Receivable Agreement liability of $13.9 million, or $10.3 million net of tax, and a pre-tax gain on the sale of land at our Torrance refinery of $43.8 million, or $32.4 million net of tax.

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
Revenues— Revenues totaled $24.5 billion for the year ended December 31, 2019 compared to $27.2 billion for the year ended December 31, 2018, a decrease of approximately $2.7 billion, or 9.9%. Revenues per barrel sold were $69.93 and $77.08 for the years ended December 31, 2019 and 2018, respectively, a decrease of 9.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 336,400 bpd, 153,000 bpd, 177,900 bpd and 155,800 bpd, respectively. For the year ended December 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,700 bpd, 149,600 bpd, 185,600 bpd and 169,800 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the year ended December 31, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and the crude unit at our Paulsboro refinery, all of which were completed in the first half of 2019, and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were higher in the year ended December 31, 2019 compared to 2018 due to a planned turnaround at our Toledo refinery in the first half of 2018. Throughput rates at our Gulf Coast refinery were lower in the year ended December 31, 2019 compared to the same period in 2018 due to unplanned downtime in the fourth quarter of 2019. For the year ended December 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 382,500 bpd, 163,900 bpd, 225,300 bpd and 188,600 bpd, respectively. For the year ended December 31, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 372,700 bpd, 161,800 bpd, 233,700 bpd and 198,100 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $913.1 million for the year ended December 31, 2019, compared to $602.6 million for the year ended December 31, 2018, an increase of $310.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,801.2 million, or $9.34 per barrel of throughput, for the year ended December 31, 2019 compared to $2,419.4 million, or $7.79 per barrel of throughput, for the year ended December 31, 2018, an increase of approximately $381.8 million. Gross refining margin excluding special items totaled $2,551.0 million, or $8.51 per barrel of throughput for the year ended December 31, 2019 compared to $2,823.0 million or $9.09 per barrel of throughput, for the year ended December 31, 2018, a decrease of $272.0 million.
Consolidated gross margin and gross refining margin were positively impacted in the year ended December 31, 2019 by a non-cash LCM inventory adjustment of approximately $250.2 million on a net basis, resulting from the increase in crude oil and refined product prices from the year ended 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials and refining margins and reduced throughput rates at the majority of our refineries, partially offset by higher throughput rates in the Mid-Continent and stronger crack spreads on the West Coast. For the year ended December 31, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $351.3 million on a net basis, resulting from a decrease in crude oil and refined product prices and a $52.3 million charge resulting from costs associated with the early return of certain leased railcars.

Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard, although at a reduced level from the prior year. Total Renewable Fuel Standard costs were $122.7 million for the year ended December 31, 2019 compared with $143.9 million for the year ended December 31, 2018.
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
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.68 per barrel, or 3.7% lower, in the year ended December 31, 2019 as compared to $13.17 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased $1.94 per barrel and $2.20 per barrel, respectively, in comparison to the prior year. In addition, the WTI/WCS differential decreased significantly to $13.61 per barrel in 2019 compared to $26.93 per barrel in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $15.25 per barrel, or 2.8% higher, in the year ended December 31, 2019, as compared to $14.84 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged approximately $0.66 per barrel in the year ended December 31, 2019, as compared to $2.86 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged $0.18 per barrel for the year ended December 31, 2019 as compared to $6.84 per barrel in the same period of 2018.
In the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.43 per barrel, or 1.1% higher, in the year ended December 31, 2019 as compared to $12.30 per barrel in the prior year. Margins in the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $5.64 for the year ended December 31, 2019 as compared to a premium of $5.03 per barrel experienced in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $18.46 per barrel, or 19.3% higher, in the year ended December 31, 2019 as compared to $15.48 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $7.97 per barrel for the year ended December 31, 2019 as compared to a premium of $6.34 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,782.3 million for the year ended December 31, 2019 compared to $1,721.0 million for the year ended December 31, 2018, an increase of approximately $61.3 million, or 3.6%. Of the total $1,782.3 million of operating expenses for the year ended December 31, 2019, $1,684.3 million, or $5.61 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $98.0 million related to expenses incurred by the Logistics segment ($1,654.8 million or $5.34 per barrel of throughput, and $66.2 million of operating expenses for the year ended December 31, 2018 related to the Refining and Logistics segments respectively). Increases in operating expenses were mainly attributed to higher outside service costs related to turnaround and maintenance activity. Operating expenses related to our Logistics segment increased when compared to 2018 due to expenses related to the operations of PBFX’s recently acquired assets and higher environmental clean-up remediation costs and product contamination remediation costs.

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
Interest Expense, net— PBF Energy interest expense totaled $159.6 million for the year ended December 31, 2019, compared to $169.9 million for the year ended December 31, 2018, a decrease of $10.3 million. This net decrease is mainly attributable to lower outstanding revolver borrowings for the year ended December 31, 2019. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $169.1 million and $178.5 million for the year ended December 31, 2019 and 2018, respectively (inclusive of $9.5 million and $8.6 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in the Tax Receivable Agreement liability, debt extinguishment costs, changes in fair value of contingent consideration, gain on sale of hydrogen plants, severance costs related to reductions in workforce, impairment expense, net tax expense on remeasurement of deferred tax assets, gains on sale of assets at our Torrance refinery, charges associated with the early return of certain leased railcars, turnaround acceleration costs, reconfiguration costs and a LIFO inventory decrement. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the years ended December 31, 2020, 2019 and 2018 (in millions, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,392.4)	$319.4	$128.3
Less: Income allocated to participating securities	0.1	0.5	0.7
Income (loss) available to PBF Energy Inc. stockholders - basic	(1,392.5)	318.9	127.6
Add: Net income (loss) attributable to noncontrolling interests(1)	(17.1)	4.3	4.6
Less: Income tax benefit (expense) (2)	4.6	(1.0)	(1.2)
Adjusted fully-converted net income (loss)	$(1,405.0)	$322.2	$131.0
Special Items:(3)
Add: Non-cash LCM inventory adjustment	268.0	(250.2)	351.3
Add: Change in fair value of contingent consideration	(93.7)	—	—
Add: Gain on sale of hydrogen plants	(471.1)	—	—
Add: Gain on Torrance land sales	(8.1)	(33.1)	(43.8)
Add: Impairment expense	98.8	—	—
Add: LIFO inventory decrement	83.0	—	—
Add: Turnaround acceleration costs	56.2	—	—
Add: Severance and reconfiguration costs	30.0	—	—
Add: Early railcar return expense	12.5	—	52.3
Add: Debt extinguishment costs	22.2	—	—
Add: Change in Tax Receivable Agreement liability	(373.5)	—	(13.9)
Add: Net tax expense on remeasurement of deferred tax assets	259.1	—	—
Less: Recomputed income tax on special items	99.9	70.4	(89.9)
Adjusted fully-converted net income (loss) excluding special items	$(1,421.7)	$109.3	$387.0

Weighted-average shares outstanding of PBF Energy Inc.	119,617,998	119,887,646	115,190,262
Conversion of PBF LLC Series A Units (4)	1,042,667	1,207,581	1,938,089
Common stock equivalents (5)	—	758,072	1,645,255
Fully-converted shares outstanding—diluted	120,660,665	121,853,299	118,773,606

Diluted net income (loss) per share	$(11.64)	$2.64	$1.10
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(11.64)	$2.64	$1.10
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding	$(11.78)	$0.90	$3.26
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

	Year Ended December 31,
	2020		2019		2018
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$15,115.9	$56.76	$24,508.2	$81.58	$27,186.1	$87.67
Less: Cost of sales	16,745.6	62.88	23,595.1	78.54	26,583.5	85.73
Consolidated gross margin	$(1,629.7)	$(6.12)	$913.1	$3.04	$602.6	$1.94
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(1,629.7)	$(6.12)	$913.1	$3.04	$602.6	$1.94
Add: PBFX operating expense	99.9	0.38	118.7	0.40	84.4	0.27
Add: PBFX depreciation expense	53.7	0.19	38.6	0.13	29.4	0.09
Less: Revenues of PBFX	(360.3)	(1.35)	(340.2)	(1.13)	(281.5)	(0.91)
Add: Refinery operating expense	1,835.2	6.89	1,684.3	5.61	1,654.8	5.34
Add: Refinery depreciation expense	498.0	1.87	386.7	1.29	329.7	1.06
Gross refining margin	$496.8	$1.86	$2,801.2	$9.34	$2,419.4	$7.79
Special Items: (3)
Add: Non-cash LCM inventory adjustment	268.0	1.01	(250.2)	(0.83)	351.3	1.13
Add: LIFO inventory decrement	83.0	0.31	—	—	—	—
Add: Early railcar return expense	12.5	0.05	—	—	52.3	0.17
Gross refining margin excluding special items	$860.3	$3.23	$2,551.0	$8.51	$2,823.0	$9.09
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, changes in the liability related to the Tax Receivable Agreement due to factors out of PBF Energy’s control such as changes in tax rates, debt extinguishment costs related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(1,333.3)	$375.2	$175.3
Add: Depreciation and amortization expense	563.0	436.1	369.7
Add: Interest expense, net	258.2	159.6	169.9
Add: Income tax expense	2.1	104.3	33.5
EBITDA	$(510.0)	$1,075.2	$748.4
Special Items: (3)
Add: Non-cash LCM inventory adjustment	268.0	(250.2)	351.3
Add: Change in fair value of contingent consideration	(93.7)	—	—
Add: Gain on sale of hydrogen plants	(471.1)	—	—
Add: Gain on Torrance land sales	(8.1)	(33.1)	(43.8)
Add: Impairment expense	98.8	—	—
Add: LIFO inventory decrement	83.0	—	—
Add: Severance and reconfiguration costs	30.0	—	—
Add: Early railcar return expense	12.5	—	52.3
Add: Debt extinguishment costs	22.2	—	—
Add: Change in Tax Receivable Agreement liability	(373.5)	—	(13.9)
EBITDA excluding special items	$(941.9)	$791.9	$1,094.3

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(510.0)	$1,075.2	$748.4
Add: Stock based compensation	34.2	37.3	26.0
Add: Change in fair value of catalyst obligations	11.8	9.7	(5.6)
Add: Non-cash LCM inventory adjustment (3)	268.0	(250.2)	351.3
Add: Change in fair value of contingent consideration (3)	(93.7)	—	—
Add: Gain on sale of hydrogen plants (3)	(471.1)	—	—
Add: Gain on Torrance land sales (3)	(8.1)	(33.1)	(43.8)
Add: Impairment expense (3)	98.8	—	—
Add: LIFO inventory decrement (3)	83.0	—	—
Add: Severance and reconfiguration costs (3)	30.0	—	—
Add: Early railcar return expense (3)	12.5	—	52.3
Add: Debt extinguishment costs (3)	22.2	—	—
Add: Change in Tax Receivable Agreement liability (3)	(373.5)	—	(13.9)
Adjusted EBITDA	$(895.9)	$838.9	$1,114.7
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
(2)    Represents an adjustment to reflect PBF Energy’s annualized statutory corporate tax rate of approximately 26.6%, 24.9% and 26.0% for the 2020, 2019 and 2018 periods, respectively, applied to the net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2020	2019	2018
January 1,	$401.6	$651.8	$300.5
December 31,	669.6	401.6	651.8

    The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Net LCM inventory adjustment (charge) benefit in income (loss) from operations	$(268.0)	$250.2	$(351.3)
Net LCM inventory adjustment (charge) benefit in net income (loss)	(196.7)	188.0	(260.0)

Change in fair value of contingent consideration - During the year ended December 31, 2020, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration and the PBFX Contingent Consideration which increased income from operations and net income by $93.7 million and $68.8 million, respectively. Change in fair value of contingent consideration during the year ended December 31, 2019 was not significant. There were no such changes in fair value of contingent consideration during the year ended December 31, 2018.

Gain on sale of hydrogen plants - During the year ended December 31, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million and $345.8 million, respectively. There were no such gains in the years ended December 31, 2019 and December 31, 2018.

Gain on Torrance land sales - During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, we recorded gains on the sale of three separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain on sale increased income from operations and net income by $8.1 million and $5.9 million, respectively, during the year ended December 31, 2020. The gain on sale increased income from operations and net income by $33.1 million and $24.9 million, respectively, during the year ended December 31, 2019. The gain on sale increased income from operations and net income by $43.8 million and $32.4 million, respectively, during the year ended December 31, 2018.

Impairment expense - During the year ended December 31, 2020, we recorded an impairment charge which decreased income from operations and net income by $98.8 million and $72.5 million, respectively, resulting from the write-down of certain assets as a result of the East Coast Refining Reconfiguration, project abandonments and the write-down of certain PBFX long-lived assets. There were no such charges during the years ended December 31, 2019 and December 31, 2018.

LIFO inventory decrement - As part of our overall reduction in throughput in 2020 and our reduction in inventory volume as of December 31, 2020, the Company recorded a pre-tax charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration. These charges decreased income from operations and net income by $83.0 million and $60.9 million, respectively, for the year ended December 31, 2020. Decrements recorded in the years ended December 31, 2019 and December 31, 2018 were not significant.

Turnaround acceleration costs - During the year ended December 31, 2020, we accelerated the recognition of turnaround amortization associated with units that were temporarily idled as part of the East Coast Refining Reconfiguration. These costs decreased income from operations and net income by $56.2 million and $41.3 million, respectively. There were no such costs in the years ended December 31, 2019 and December 31, 2018.

Severance and reconfiguration costs - During the year ended December 31, 2020, we recorded severance charges related to reductions in our workforce. These charges decreased income from operations and net income by $24.7 million and $18.1 million, respectively. There were no such costs in the years ended December 31, 2019 and December 31, 2018. During the year ended December 31, 2020, we recorded reconfiguration charges related to the temporary idling of certain assets as part of our East Coast Refining System. These charges decreased income from operations and net income by $5.3 million and $3.9 million, respectively. There were no such costs in the years ended December 31, 2019 and December 31, 2018.

Early return of railcars - During the years ended December 31, 2020 and December 31, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $12.5 million and $9.2 million, respectively, during the year ended December 31, 2020. These charges decreased income from operations and net income by $52.3 million and $38.7 million, respectively, during the year ended December 31, 2018. There were no such expenses recorded in the year ended December 31, 2019.

Debt extinguishment costs - During the year ended December 31, 2020, we recorded pre-tax debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. These nonrecurring charges decreased net income by $16.3 million for the year ended December 31, 2020. There were no such costs in the years ended December 31, 2019 and December 31, 2018.

Change in Tax Receivable Agreement liability - During the year ended December 31, 2020, we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $373.5 million and $274.1 million, respectively. During the year ended December 31, 2018, PBF Energy recorded a change in the Tax Receivable Agreement liability that increased income before taxes and net income by $13.9 million and $10.3 million, respectively. There was no such change during the year ended December 31, 2019. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.

Net tax expense on remeasurement of deferred tax assets - During the year ended December 31, 2020, we recorded a deferred tax valuation allowance of $358.4 million in accordance with ASC 740, Income Taxes. This amount includes tax expense of approximately $99.3 million related to our net change in the Tax Receivable Agreement liability or a net tax expense of $259.1 million related primarily to the remeasurement of deferred tax assets. There was no such expense in the years ended December 31, 2019 and December 31, 2018.

Recomputed income tax on special items - The income tax impact on special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.

(4)     Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the years ended December 31, 2020, 2019 and 2018, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 14,446,894, 6,765,526 and 1,293,242 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the years ended December 31, 2020, 2019 and 2018, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below; however, due to the COVID-19 pandemic and the related governmental and consumer responses, our business and results of operations are being negatively impacted. The demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions, and stay-at-home orders, has resulted in a significant decrease in the demand for and market prices of our products. In addition, the global geopolitical and macroeconomic events that took place during the first quarter of 2020 further contributed to the overall volatility in crude oil and refined product prices, contributing to an adverse impact on our liquidity. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to preserve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $(631.6) million for the year ended December 31, 2020 compared to net cash provided by operating activities of $933.5 million for the year ended December 31, 2019. Our operating cash flows for the year ended December 31, 2020 included our net loss of $1,333.3 million, gain on sale of assets of $477.8 million mainly related to the sale of the hydrogen plants and the sale of land at our Torrance refinery, change in the Tax Receivable Agreement liability of $373.5 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $12.6 million and change in the fair value of the contingent consideration of $93.7 million, partially offset by depreciation and amortization of $581.1 million, net non-cash charge of $268.0 million relating to an LCM inventory adjustment, impairment expense of $98.8 million, pension and other post-retirement benefits costs of $55.7 million, stock-based compensation of $34.2 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, change in the fair value of our catalyst obligations of $11.8 million and deferred income taxes of $1.6 million. In addition, net changes in operating assets and liabilities reflects cash inflows of $585.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the year ended December 31, 2019 included our net income of $375.2 million, depreciation and amortization of $447.5 million, deferred income tax expense of $103.7 million, pension and other post-retirement benefits costs of $44.8 million, stock-based compensation of $37.3 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.4 million, and changes in the fair value of our catalyst obligations of $9.7 million, partially offset by a net non-cash benefit of $250.2 million relating to an LCM inventory adjustment, a gain on sale of assets of $29.9 million and change in fair value of contingent consideration of $0.8 million. In addition, net changes in operating assets and liabilities reflected cash inflows of approximately $170.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables.
Net cash provided by operating activities was $933.5 million for the year ended December 31, 2019 compared to net cash provided by operating activities of $838.0 million for the year ended December 31, 2018. Our operating cash flows for the year ended December 31, 2018 included our net income of $175.3 million, depreciation and amortization of $378.6 million, deferred income tax expense of $32.7 million, pension and other post-retirement benefits costs of $47.4 million, a net non-cash charge of $351.3 million relating to an LCM inventory adjustment and stock-based compensation of $26.0 million, partially offset by a gain on sale of assets of $43.1 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $31.8 million, change in the Tax Receivable Agreement liability of $13.9 million and changes in the fair value of our catalyst obligations of $5.6 million. In addition, net changes in operating assets and liabilities reflected uses of cash of approximately $78.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,026.5 million for the year ended December 31, 2020 compared to $712.6 million for the year ended December 31, 2019. The net cash flows used in investing activities for the year ended December 31, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $196.2 million, expenditures for refinery turnarounds of $188.1 million, and expenditures for other assets of $9.1 million, partially offset by proceeds from sale of assets of $543.1 million. Net cash used in investing activities for the year ended December 31, 2019 was comprised of cash outflows of $404.9 million for capital expenditures, expenditures for refinery turnarounds of $299.3 million and expenditures for other assets of $44.7 million, partially offset by proceeds of $36.3 million related to the sale of land at our Torrance refinery.
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
Cash Flows from Financing Activities
Net cash provided by financing activities was $2,452.7 million for the year ended December 31, 2020 compared to net cash used in financing activities of $3.3 million for the year ended December 31, 2019. For the year ended December 31, 2020, net cash provided by financing activities consisted of cash proceeds of $1,228.7 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $900.0 million, and proceeds from catalyst financing arrangements of $51.9 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $83.0 million, net settlements of precious metal catalyst obligations of $8.8 million, distributions and dividends of $82.2 million, principal amortization payments of the PBF Rail Term Loan of $7.2 million, payments on finance leases of $12.4 million, taxes paid for net settlement of equity-based compensation of $2.1 million, repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.6 million and deferred financing costs and other of $0.5 million. For the year ended December 31, 2019, net cash used in financing activities consisted primarily of distributions and dividends of $209.2 million, principal amortization payments of the PBF Rail Term Loan of $7.0 million, settlements of catalyst obligations of $6.5 million, taxes paid for net settlement of equity-based compensation of $4.8 million, repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $4.9 million and deferred payment for the East Coast Storage Assets Acquisition of $32.0 million, partially offset by $132.5 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $127.0 million and deferred financing costs and other of $1.6 million. Additionally, during the year ended December 31, 2019, we borrowed and repaid $1,350.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the year ended December 31, 2019.

Net cash used in financing activities was $3.3 million for the year ended December 31, 2019 compared to net cash used in financing activities of $128.1 million for the year ended December 31, 2018. For the year ended December 31, 2018, net cash used in financing activities consisted primarily of distributions and dividends of $189.3 million, principal amortization payments of the PBF Rail Term Loan of $6.8 million, repayment of the note payable of $5.6 million, settlements of catalyst obligations of $9.1 million, taxes paid for net settlement of equity-based compensation of $5.4 million, deferred financing costs and other of $16.2 million, repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $8.2 million, and net repayments of our Revolving Credit Facility of $350.0 million, partially offset by $287.3 million in net proceeds from the August 2018 Equity Offering, $34.9 million in net proceeds from the issuance of PBFX common units, net borrowings from the PBFX Revolving Credit Facility of $126.3 million and proceeds from stock options exercised of $14.0 million.
The cash flow activity of PBF LLC for the years ended December 31, 2020, 2019 and 2018 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net borrowings of $0.1 million and $3.1 million and net proceeds of $44.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to an affiliate loan with PBF Energy, included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.

Capitalization
Our capital structure was comprised of the following as of December 31, 2020 (in millions):

December 31, 2020
Debt, including current maturities: (1)
PBF LLC debt
Affiliate note payable	$376.3
PBF Holding debt
2025 Senior Secured Notes	1,250.0
2028 Senior Notes	1,000.0
2025 Senior Notes	725.0
Revolving Credit Facility	900.0
PBF Rail Term Loan	7.4
Catalyst financing arrangements	102.5
PBF Holding debt	3,984.9
PBFX debt
PBFX 2023 Senior Notes	525.0
PBFX Revolving Credit Facility	200.0
PBFX debt	725.0
Unamortized deferred financing costs	(51.1)
Unamortized premium	2.2
Total PBF LLC debt, net of unamortized deferred financing costs and premium	5,037.3
Less: Affiliate note payable	(376.3)
Total PBF Energy debt, net of unamortized deferred financing costs and premium (2)	$4,661.0

Total PBF Energy Equity	$2,202.3
Total PBF Energy Capitalization (3)	$6,863.3
Total PBF Energy Debt to Capitalization Ratio	68%
_______________________________________________
(1) Refer to “Note 10 - Credit Facilities and Debt” and “Note 11 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements for further discussion related to debt.
(2) Excludes the PBF LLC affiliate note payable that is eliminated at the PBF Energy level.
(3) Total Capitalization refers to the sum of debt, excluding intercompany debt, plus total Equity.

    Revolving Credit Facilities Overview
Typically, one of our primary sources of liquidity are borrowings available under our revolving lines of credit. As of December 31, 2020, PBF Energy had $1,609.5 million of cash and cash equivalents, a $900.0 million outstanding balance under the Revolving Credit Facility and $200.0 million outstanding under the PBFX Revolving Credit Facility. PBF LLC cash and cash equivalents totaled $1,607.3 million as of December 31, 2020.

We had available capacity under revolving credit facilities as follows at December 31, 2020 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2020	Outstanding Letters of Credit	Borrowing base Availability	Expiration date
Revolving Credit Facility (a)	$3,400.0	$900.0	$184.4	$2,759.2	May 2023
PBFX Revolving Credit Facility	500.0	200.0	4.9	295.1	July 2023
Total Credit Facilities	$3,900.0	$1,100.0	$189.3	$3,054.3
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
Additional Information on Indebtedness
Our debt, including our revolving credit facilities, term loans and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2020 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
Liquidity
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets began negatively impacting our liquidity beginning towards the end of the first quarter of 2020.
As of December 31, 2020, our liquidity was approximately $2.3 billion ($2.3 billion as of December 31, 2019) based on $1.6 billion of cash, excluding cash held at PBFX, and more than $700.0 million of availability under our Revolving Credit Facility. Our total liquidity includes the amount of excess availability under the Revolving Credit Facility, which includes our cash on hand. In addition, as of December 31, 2020, PBFX had approximately $295.1 million of borrowing capacity under the PBFX Revolving Credit Facility compared with $340.0 million as of December 31, 2019. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions, capital expenditures, and other general corporate purposes incurred by PBFX.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating the following measurements:
•Implemented cost reduction and cash preservation initiatives, including a significant decrease in 2020 capital expenditures, lowering 2020 operating expenses driven by minimizing discretionary activities and third party services, headcount reductions, and cutting corporate overhead expenses through temporary salary reductions to a significant portion of our workforce;
•Suspended our quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet;
•Closed on the sale of five hydrogen facilities for gross cash proceeds of $530.0 million on April 17, 2020;

•In May and December 2020, issued, respectively, $1.0 billion and $250.0 million in aggregate principal amount of 2025 Senior Secured Notes for net proceeds of approximately $982.9 million and $245.7 million, respectively. See “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for additional details related to the notes offerings;
•Entered into catalyst financing arrangements on September 25, 2020 for net proceeds of approximately $51.9 million;
•As of December 31, 2020 completed the operational reconfiguration of our East Coast Refining System comprised of our Delaware City and Paulsboro refineries. The reconfiguration resulted in the temporary idling of certain Paulsboro Refining units and overall lower throughput and inventory levels. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels;
•On December 30, 2020, closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself, for net proceeds of $13.7 million; and
•In the fourth quarter of 2020, sold AB32 credits to a third party for gross proceeds of approximately $87.5 million and concurrently entered into forward purchase agreements to repurchase these credits in the fourth quarter of 2021 prior to settlement of our AB32 obligation.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We adjusted our operational plans to the evolving market conditions and took steps to lower our 2020 operating expenses through significant reductions in discretionary activities and third party services. We successfully reduced our 2020 operating expenses by $235.0 million, excluding energy savings, and exceeded our full-year goal of $140.0 million in total operating expense reductions. Including energy expenses, our full-year operating expenses reductions for 2020 totaled approximately $325.0 million. While some of these savings are a result of reduced operational tempo, the majority are deliberate operating and other expense reductions. Looking ahead, we expect operating expenses on a system-wide basis for 2021 to be reduced by $200.0 million to $225.0 million annually as a result of our efforts versus 2019 levels, including the East Coast Reconfiguration.
We aggressively managed our capital expenditures in 2020, with total refining capital expenditures of $370.4 million, an almost 50% reduction to our planned 2020 expenditures.
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

We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2020, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our stock or incur new liens.
During the fourth quarter of 2020, each of our credit rating agencies downgraded our corporate credit rating in addition to the ratings on both our unsecured and secured notes, and maintained our outlook as negative as the refining sector continues to experience weak refining margins due to the COVID-19 pandemic and related negative demand impact. As a result of the downgrade, the cost of borrowings under our Revolving Credit Facility has increased in accordance with the Revolving Credit Agreement. Given the current market conditions, we expect that our other credit ratings agencies may also re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets, which could impair our ability to operate our business, increase our liquidity and make future cash distributions to our shareholders.
Working Capital
PBF Energy’s working capital at December 31, 2020 was approximately $1,415.9 million, consisting of $3,867.4 million in total current assets and $2,451.5 million in total current liabilities. PBF Energy’s working capital at December 31, 2019 was $1,314.5 million, consisting of $3,823.7 million in total current assets and $2,509.2 million in total current liabilities. PBF LLC’s working capital at December 31, 2020 was approximately $1,374.1 million, consisting of $3,865.2 million in total current assets and $2,491.1 million in total current liabilities. PBF LLC’s working capital at December 31, 2019 was $1,281.7 million, consisting of $3,821.5 million in total current assets and $2,539.8 million in total current liabilities.
Working capital has increased during the year ended December 31, 2020 primarily as a result of proceeds from financing activities, partially offset by operating losses.
Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit, if open terms are exceeded, and arrange for shipment. We pay for the crude when invoiced, at which time any applicable letters of credit are lifted. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the acquisition of the Chalmette refinery we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA. Notwithstanding the suspension, the recent U.S. government sanctions imposed against PDVSA and Venezuela would prevent us from purchasing crude oil under this agreement. In connection with the closing of the acquisition of the Torrance refinery, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.

We have entered into various five-year crude supply agreements with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have entered into certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the Delaware City and Paulsboro refineries. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreements at that time. We intend to either extend or replace the Inventory Intermediation Agreements prior to their expirations.
At December 31, 2020, the LIFO value of the J. Aron Products included within Inventory in our Consolidated Balance Sheets was $266.5 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Capital Spending
Capital spending, excluding $1,176.2 million attributed to the Martinez Acquisition, was $393.4 million for the year ended December 31, 2020, which primarily included costs for the construction of the Delaware City refinery hydrogen plant, turnaround costs at our Toledo refinery, safety related enhancements and facility improvements at our refineries, and approximately $12.3 million of capital expenditures related to PBFX. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, one of which is the reduction of capital expenditures. Total refining capital expenditures for the year ended December 31, 2020 totaled $370.4 million, an almost 50% reduction to our planned 2020 expenditures. We currently expect to spend an aggregate of approximately $400.0 million to $475.0 million in net refining capital expenditures during 2021, excluding PBFX, for facility improvements, refinery maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments. In addition, PBFX expects to spend an aggregate of approximately $10.0 million to $20.0 million in net capital expenditures during 2021.
On February 1, 2020 we acquired the Martinez refinery and related logistic assets. The purchase price for the Martinez Acquisition was $960.0 million in cash, plus final working capital of $216.1 million and $77.3 million related to the Martinez Contingent Consideration. The transaction was financed through a combination of cash on hand including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2020 (in millions). The table below does not include any contractual obligations with PBFX as these related party transactions are eliminated upon consolidation of our financial statements.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
PBF Energy:
Credit facilities and debt (a)	$4,709.9	$86.3	$1,648.6	$1,975.0	$1,000.0
Interest payments on credit facilities and debt (a)	1,396.7	306.4	568.0	372.3	150.0
Leases and other rental-related commitments (b)	2,500.2	265.7	413.8	361.6	1,459.1
Purchase obligations: (c)
Crude and Feedstock Supply and Inventory Intermediation Agreements	14,406.6	4,879.4	6,966.1	2,561.1	—
Other Supply and Capacity Agreements	254.6	83.9	53.0	35.1	82.6
AB32 Settlement Obligations	249.7	249.7	—	—	—
Construction obligations	32.1	32.1	—	—	—
Environmental obligations (d)	159.9	12.0	34.6	18.2	95.1
Pension and post-retirement obligations (e)	312.5	36.9	34.2	28.5	212.9
Contingent Consideration (f)	12.1	12.1	—	—	—
Total contractual cash obligations for PBF Energy	$24,034.3	$5,964.5	$9,718.3	$5,351.8	$2,999.7
Adjustments for PBF LLC:
Add: Affiliate Note Payable (g)	376.3	—	—	—	376.3
Total contractual cash obligations for PBF LLC	$24,410.6	$5,964.5	$9,718.3	$5,351.8	$3,376.0
___________________________
(a)    Credit Facilities, debt and related interest payments
Credit and debt obligations represent (i) the repayment of the outstanding borrowings under the Revolving Credit Facility; (ii) the repayment of indebtedness incurred in connection with the 2025 Senior Secured Notes, 2028 Senior Notes and 2025 Senior Notes; (iii) the repayment of our catalyst financing obligations on their maturity dates; (iv) the repayment of outstanding amounts under the PBFX Revolving Credit Facility and the PBFX 2023 Senior Notes and (v) the repayment of our PBF Rail Term Loan.
Interest payments on debt facilities include cash interest payments on the 2025 Senior Secured Notes, 2028 Senior Notes, 2025 Senior Notes, PBFX Revolving Credit Facility, PBFX 2023 Senior Notes, catalyst financing obligations, PBF Rail Term Loan, plus cash payments for the commitment fees on the unused portion on our revolving credit facilities and letter of credit fees on the letters of credit outstanding at December 31, 2020. With the exception of our PBF Rail Term Loan and our catalyst financing obligations, we have no debt maturing before 2023 as of December 31, 2020.
Refer to “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further discussion related to debt.

(b)    Leases and other rental-related commitments
We enter into leases and other rental-related agreements in the normal course of business. As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, we adopted new guidance on leases effective January 1, 2019 which brought substantially all leases with initial terms of over twelve months outstanding as of the implementation date onto our Consolidated Balance Sheets. Leases with initial terms of twelve months or less are considered short-term and we elected the practical expedient in the new lease guidance to exclude these leases from our Consolidated Balance Sheets. Some of our leases provide us with the option to renew the lease at or before expiration of the lease terms. Future lease obligations would change if we chose to exercise renewal options or if we enter into additional operating or finance lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations, including short-term lease expense. The variable component could be significant. In addition, we have entered into certain agreements for the supply of hydrogen that contain both lease and non-lease components. The table above also includes such non-lease components of these agreements. See “Note 15 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
We also enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Leases and other rental-related commitments in the table above.
(c)    Purchase obligations
We have obligations to repurchase the J. Aron Products under the Inventory Intermediation Agreements with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 6 - Inventories” and “Note 9 - Accrued Expenses” of our Notes to Consolidated Financial Statements. Additionally, purchase obligations under “Crude and Feedstock Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2020 year end market prices.
Payments under “Other Supply and Capacity Agreements” include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2020.
Payments under “AB32 Settlement Obligations” include future obligations to repurchase AB32 credits previously sold to third parties and will be used to settle our AB32 liability. Liabilities related to these obligations are included in “Accrued expenses” in the Consolidated Balance Sheets at December 31, 2020. See “Note 9 - Accrued Expenses” of our Notes to Consolidated Financial Statements for details.
The amounts included in this table exclude our crude supply agreement with PDVSA. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.

(d)    Environmental obligations
In connection with certain of our refinery and logistics acquisitions, we have assumed certain environmental remediation obligations to address matters that were outstanding at the time of such acquisitions. In addition, in connection with most of these acquisitions, we have purchased environmental insurance policies to insure against unknown environmental liabilities at each site. The obligations in the table above reflect our undiscounted best estimate in cost and tenure to remediate our outstanding obligations and are further discussed in “Note 14 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements.
(e)    Pension and post-retirement obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 19 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.
(f)    Contingent Consideration
Contingent consideration includes our obligations to pay certain contractual earn-outs entered into as part of acquisitions. As of December 31, 2020 we do not expect to achieve any earn-out obligations related to the Martinez acquisition. Our earn-out obligation related to the East Coast Storage Assets acquisition and our amount payable to Crown Point relates to our year one earn-out obligation payable in 2021 with no future estimated earn-out obligations for years thereafter.
(g)    Affiliate Note Payable
As described in “Note 11 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements, as of December 31, 2020, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $376.3 million. The note has an interest rate of 2.5% and matures in April 2030, but may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium. This affiliate note payable is a cash obligation of PBF LLC only and eliminates in consolidation for PBF Energy.
(h)    Tax Receivable Agreement obligation
The table above does not include an amount associated with our Tax Receivable Agreement obligation as our liability was reduced to zero as of December 31, 2020 in conjunction with our recording of a deferred tax asset valuation allowance recognized in accordance with ASC 740, Income Taxes. Refer to “Note 14 - Commitments and Contingencies” and “Note 21 - Income Taxes” of our Notes to Consolidated Financial Statements for further discussion of the Tax Receivable Agreement.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2020, other than outstanding letters of credit of approximately $189.3 million.
Critical Accounting Policies
The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2020 and 2019, market values had fallen below historical LIFO inventory costs and, as a result, we recorded an LCM or market inventory valuation reserves of $669.6 million and $401.6 million, respectively. The LCM or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the LCM or market inventory valuation reserve be increased.

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
The global crisis resulting from the COVID-19 pandemic has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the significant decrease in PBF Energy’s stock price in 2020, enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an impairment assessment on certain long-lived assets as of December 31, 2020. As a result of the impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Consolidated Financial Statements.

    Income Taxes and Tax Receivable Agreement
As a result of PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, it expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting its taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement (as defined in “Note 14 - Commitments and Contingencies” of the Notes to our Consolidated Financial Statements) which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that it is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $155.2 million as of December 31, 2020.
Deferred taxes are calculated using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the Consolidated Statements of Operations. As a result of management’s assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets as of December 31, 2020, a valuation allowance of $358.4 million was recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future taxable income. As a result of the valuation allowance, the liability associated with the Tax Receivable Agreement was reduced to zero.
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
The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers has increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant reduction in demand for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future.
At December 31, 2020 and 2019, we had gross open commodity derivative contracts representing 10.0 million barrels and 11.3 million barrels, respectively, with an unrealized net loss of $3.0 million and unrealized net gain of $0.2 million, respectively. The open commodity derivative contracts as of December 31, 2020 expire at various times during 2021.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 28.2 million barrels and 30.2 million barrels at December 31, 2020 and December 31, 2019, respectively. The average cost of our hydrocarbon inventories was approximately $78.64 and $79.63 per barrel on a LIFO basis at December 31, 2020 and December 31, 2019, respectively, excluding the net impact of LCM inventory adjustments of approximately $669.6 million and $401.6 million, respectively.

If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 75 million and 97 million MMBTUs of natural gas amongst our six refineries as of December 31, 2020. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $97.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs or other environmental credits when the price of these instruments is deemed favorable.
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

Concentration Risk
For the year ended December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our revenues (approximately 13%). For the years ended December 31, 2019 and 2018, no single customer accounted for 10% or more of our revenues.
As of December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our total trade accounts receivable (approximately 16%). No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2019.
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
On February 1, 2020, we completed the Martinez Acquisition. As of December 31, 2020 we were in the process of integrating Martinez Refining’s operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal controls over financial reporting of the Martinez Refining. Martinez Refining accounts for approximately 7% of our total assets and approximately 13% of our total revenues as of the year ended December 31, 2020. During the first quarter of 2021 we completed the integration of Martinez Refining's operations, including internal controls over financial reporting.

Management assessed the effectiveness of PBF Energy’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2020, PBF Energy’s internal control over financial reporting is effective.
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
On February 1, 2020, we completed the Martinez Acquisition. As of December 31, 2020 we were in the process of integrating the Martinez Refining’s operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal controls over financial reporting of the Martinez Refining. During the first quarter of 2021 we completed the integration of Martinez Refining's operations, including internal controls over financial reporting. Martinez Refining accounts for approximately 7% of our total assets and approximately 13% of our total revenues as of the year ended December 31, 2020.
Management assessed the effectiveness of PBF LLC’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2020, PBF LLC’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of PBF Energy’s internal control over financial reporting, which is on page F-4 of this report.
Changes in Internal Control Over Financial Reporting
On February 1, 2020, we completed the Martinez Acquisition. As of December 31, 2020 we were in the process of integrating the Martinez Refining's operations, including internal controls over financial reporting. There has been no other change in PBF Energy’s or PBF LLC’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect PBF Energy’s or PBF LLC’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2021 Proxy Statement, incorporated herein by reference.
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
See also Information About Our Executive Officers under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2021 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be contained in our 2021 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2021 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item will be contained in our 2021 Proxy Statement, incorporated herein by reference.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

2.1†	Contribution Agreement dated as of April 24, 2019 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 26, 2019 (File No. 001-35764))

2.2†	Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 11, 2019 (File No. 001-35764)).

2.3
Amendment No. 1 dated February 1, 2020 to Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated February 6, 2020 (File No. 001-35764)).

3.1	Amended and Restated Certificate of Incorporation of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

3.2	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764)).

4.1	Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.25% Senior Notes due 2025 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.3	Registration Rights Agreement dated January 24, 2020, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.4	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.5	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (7.25% Senior Notes due 2025) (incorporated by reference to Exhibit 4.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.6	Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and form of 6.875% Senior Notes due 2023 (included as Exhibit A) (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

4.7	Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1.1 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 22, 2016).

4.8	Second Supplemental Indenture dated as of June 28, 2016, among PBF Logistics Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

4.9	Third Supplemental Indenture dated as of October 24, 2016, among Torrance Valley Pipeline Company LLC, PBFX Operating Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 24, 2017).

4.10	Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

4.11	Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).

4.12	Sixth Supplemental Indenture dated as of September 11, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

4.13	Seventh Supplemental Indenture dated as of October 25, 2018, among CPI Operations LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36446) filed on May 1, 2019).

4.14	Eighth Supplemental Indenture dated March 4, 2020, among PBFX Ace Holdings LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-36446)).

4.15	Indenture dated as of May 13, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and form of 9.25% Senior Secured Notes due 2025 (included as exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

4.16	Supplemental Indenture dated December 21, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent (9.25% Senior Secured Notes due 2025) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 22, 2020 (File No. 001-35764)).

4.17	Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

4.18*	Description of Registrant’s Securities

10.1**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764)).

10.2**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.3**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.4**	Form of PBF Energy Performance Share Unit Award Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.5**	Form of PBF Energy Performance Unit Award Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.6**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.7**	Form of PBF Energy Performance Share Unit Award Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.8**	Form of PBF Energy Performance Unit Award Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.9**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.10**	Form of Restricted Stock Agreement for Non-Employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.11**	Form of 2017 Equity Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.12**	Form of 2017 Equity Incentive Plan Non-Qualified Stock Agreement (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.13**	Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.14**	Form of Amended and Restated Restricted Stock Agreement for Employees, under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.15**	Form of Amended and Restated Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2018 (File No. 001-35764)).

10.16	Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.17	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.18	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.19	Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.20	Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.21	Asset Purchase Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764))

10.22	Transition Services Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. and Air Products West Coast Hydrogen LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764).

10.23	Guarantee Agreement dated as of April 17, 2020 among PBF Energy Inc. PBF Energy Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764).

10.24	Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.25	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

10.26	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.27	Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.28	Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.29	Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.30	Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.31	Equity Restructuring Agreement dated February 13, 2019, entered into by and among PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.32†	Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764)).

10.33†	Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764))

10.34†*	Amended to the Inventory Intermediation Agreement dated as of November 19, 2020, among J. Aron & Company LLC, PBF Holding Company LLC and Paulsboro Refining Company LLC .

10.35†*	Amended to the Inventory Intermediation Agreement dated as of November 19, 2020, among J. Aron & Company LLC, PBF Holding Company LLC and Delaware City Refining Company LLC.

10.36	Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.37	Amendment to Amended and Restated Delaware City Rail Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.38	Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.39	Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764)).

10.40	Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446)).

10.41	Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.42	Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.43	Amended and Restated Guaranty of Collection, dated as of October 6, 2017 (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 6, 2017).

10.44	Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection (incorporated by reference to Exhibit 10.8.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764)).

10.45	Amended and Restated Revolving Credit Agreement dated as of July 30, 2018, among PBF Logistics LP, the lender party hereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 2, 2018 (File No. 001-35764)).

10.46	Joinder Agreement dated as of September 7, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.47	Joinder Agreement dated May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446)).

10.48	Joinder Agreement to the ABL Security Agreement dated as of February 1, 2020, among Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.49	Joinder Agreement to the Credit Agreement dated as of February 1, 2020, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.50	Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference to Exhibit 3.1 filed with PBF Logistics LP’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-36446)).

10.51	Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.52	Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446)).

10.53	Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.54	Exchange Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.55	Tax Receivable Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.56	Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.57	Form of Indemnification Agreement between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.58**	PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446)).

10.59**	Form of Phantom Unit Agreement for Employees, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024)).

10.60**	Form of Phantom Unit Agreement for Non-Employee Directors, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended originally filed on April 22, 2014 (File No. 333-195024)).

10.61	Form of Indemnification Agreement between PBF Logistics LP, PBF Logistics GP LLC and each of the executive officers and directors of PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 10.11 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024)).

10.62**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.63**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.64**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.65**	Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.66**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Energy and PBF Energy Company LLC

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*(1)	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4*(1)	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (“ASC 842”), using the modified retrospective approach. Consistent with management’s disclosure in Note 2, the adoption of ASC 842 has a material effect on the financial statements and financial statement disclosures. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease liabilities on the Company’s consolidated balance sheet of approximately $250.0 million. As the right of use asset and the lease liabilities were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Acquisitions - Martinez Acquisition Valuation and Purchase Price Allocation — Refer to Note 4 to the financial statements
Critical Audit Matter Description
On February 1, 2020, the Company completed the acquisition of the Martinez refinery for an aggregate purchase price of $1,253.4 million, including working capital and contingent consideration. Management of the Company accounted for the acquisition of the Martinez refinery as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The primary asset acquired was property, plant and equipment the valuation of which involved management making significant estimates and assumptions related to discount rate, replacement cost and market value of the acquired property, plant and equipment. Contingent consideration also involved management making significant estimates related to discount rate and projected future cash flows.
We identified the valuation of property, plant and equipment and the valuation of the liability for contingent consideration related to the Martinez refinery as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows, the selection of a discount rate and the replacement cost and market value of the acquired property, plant and equipment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s projected future cash flows, the selection of a discount rate, and the replacement cost and market value of acquired property, plant and equipment for the Martinez refinery included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the valuation of the property, plant and equipment, including estimating the replacement cost and market value of the acquired property, plant and equipment, determination of the discount rate, and reviewing the work of third-party specialists. We also tested the effectiveness of controls over the contingent consideration valuation, including managements’ estimation of future cash flows and determination of the discount rate.
•With the assistance of our fair value specialists
◦We tested the appropriateness of the valuation methodology
◦We tested the cost to acquire or construct comparable assets and the remaining useful lives used for the cost approach for property, plant and equipment, including comparing such estimates to independent market information to determine reasonableness
◦We tested the underlying source information used for the market approach for land
◦We tested the reasonableness of the discount rate and the underlying source information
◦We tested the valuation of the contingent consideration by evaluating the valuation model and assumptions, including an assessment of the probability of achieving projected future cash flows, assessing the mathematical accuracy of the valuation, and performing a sensitivity analysis to ensure reasonableness

Summary of Significant Accounting Policies – Impairment Assessment and COVID-19 and Market Developments and Commitments and Contingencies – Contingent Consideration — Refer to Notes 2 and 14 to the financial statements
Critical Audit Matter Description
Management of the Company prepares and uses projected operational results (“Management’s Projections”) for various accounting analysis and considerations, including the impairment analysis of long-lived assets, the determination of the contingent consideration liability in connection with the Martinez refinery acquisition, and the evaluation of the Company’s future liquidity. The assumptions used in Management’s Projections are subject to substantial uncertainty about the results of PBF Energy’s future business operations. The development of Management’s Projections involves management making significant judgments and assumptions in estimating future cash flows, including assumptions related to future refinery throughput, future gross margin, future operating expenses and future levels of sustaining capital expenditures.
Given that the development of Management’s Projections require management to make significant estimates related to assumptions, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists to evaluate future pricing data assumed in Management’s Projections.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Management’s Projections included the following, among others:
•We tested the effectiveness of controls over the determination of Management’s Projections, including management’s controls over the determination of future refinery throughput, future gross margin, future operating expenses, and future levels of sustaining capital expenditures.
•We tested the reasonableness of management’s future refinery throughput, future gross margin, future operating expenses and future levels of sustaining capital expenditures by comparing the forecasts to:
◦Historical refinery throughput, operating expenses, and levels of sustaining capital expenditures
◦Analyst EBITDA projections
◦Internal communications to management and the Board of Directors
◦Industry reports for the Company and certain of its peer companies
•With the assistance of our fair value specialists we tested the future pricing used in Management’s Projections in determining future gross margin by agreeing future pricing to independently obtained information.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2021

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Inc., the Managing Member of PBF Energy Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Company LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (“ASC 842”), using the modified retrospective approach. Consistent with management’s disclosure in Note 2, the adoption of ASC 842 has a material effect on the financial statements and financial statement disclosures. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease liabilities on the Company’s consolidated balance sheet of approximately $250.0 million. As the right of use asset and the lease liabilities were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Acquisitions - Martinez Acquisition Valuation and Purchase Price Allocation — Refer to Note 4 to the financial statements
Critical Audit Matter Description
On February 1, 2020, the Company completed the acquisition of the Martinez refinery for an aggregate purchase price of $1,253.4 million, including working capital and contingent consideration. Management of the Company accounted for the acquisition of the Martinez refinery as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The primary asset acquired was property, plant and equipment the valuation of which involved management making significant estimates and assumptions related to discount rate, replacement cost and market value of the acquired property, plant and equipment. Contingent consideration also involved management making significant estimates related to discount rate and projected future cash flows.
We identified the valuation of property, plant and equipment and the valuation of the liability for contingent consideration related to the Martinez refinery as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows, the selection of a discount rate and the replacement cost and market value of the acquired property, plant and equipment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s projected future cash flows, the selection of a discount rate, and the replacement cost and market value of acquired property, plant and equipment for the Martinez refinery included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the valuation of the property, plant and equipment, including estimating the replacement cost and market value of the acquired property, plant and equipment, determination of the discount rate, and reviewing the work of third-party specialists. We also tested the effectiveness of controls over the contingent consideration valuation, including management’s estimation of future cash flows and determination of the discount rate.
•With the assistance of our fair value specialists
◦We tested the appropriateness of the valuation methodology
◦We tested the cost to acquire or construct comparable assets and the remaining useful lives used for the cost approach for property, plant and equipment, including comparing such estimates to independent market information to determine reasonableness
◦We tested the underlying source information used for the market approach for land
◦We tested the reasonableness of the discount rate and the underlying source information
◦We tested the valuation of the contingent consideration by evaluating the valuation model and assumptions, including an assessment of the probability of achieving projected future cash flows, assessing the mathematical accuracy of the valuation, and performing a sensitivity analysis to ensure reasonableness

Summary of Significant Accounting Policies – Impairment Assessment and COVID-19 and Market Developments and Commitments and Contingencies – Contingent Consideration — Refer to Notes 2 and 14 to the financial statements
Critical Audit Matter Description
Management of the Company prepares and uses projected operational results (“Management’s Projections”) for various accounting analysis and considerations, including the impairment analysis of long-lived assets, the determination of the contingent consideration liability in connection with the Martinez refinery acquisition and the evaluation of the Company’s future liquidity. The assumptions used in Management’s Projections are subject to substantial uncertainty about the results of PBF Energy’s future business operations. The development of Management’s Projections involves management making significant judgments and assumptions in estimating future cash flows, including assumptions related to future refinery throughput, future gross margin, future operating expenses and future levels of sustaining capital expenditures.
Given that the development of Management’s Projections require management to make significant estimates related to assumptions, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists to evaluate future pricing data assumed in Management’s Projections.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Management’s Projections included the following, among others:
•We tested the effectiveness of controls over the determination of Management’s Projections, including management’s controls over the determination of future refinery throughput, future gross margin, future operating expenses, and future levels of sustaining capital expenditures.
•We tested the reasonableness of management’s future refinery throughput, future gross margin, future operating expenses and future levels of sustaining capital expenditures by comparing the forecasts to:
◦Historical refinery throughput, operating expenses, and levels of sustaining capital expenditures
◦Analyst EBITDA projections
◦Internal communications to management and the Board of Directors
◦Industry reports for the Company and certain of its peer companies
•With the assistance of our fair value specialists we tested the future pricing used in Management’s Projections in determining future gross margin by agreeing future pricing to independently obtained information.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2021

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Martinez refinery and related logistics assets which was acquired on February 1, 2020, and whose financial statements constitute 7% of total assets and 13% of total revenues of the consolidated financial statement amount as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting of the Martinez refinery and related logistics assets. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 18, 2021

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX $36.3 and $35.0, respectively)	$1,609.5	$814.9
Accounts receivable	512.9	835.0
Inventories	1,686.2	2,122.2
Prepaid and other current assets	58.8	51.6
Total current assets	3,867.4	3,823.7
Property, plant and equipment, net (PBFX: $820.2 and $854.6, respectively)	4,843.3	4,023.2
Lease right of use assets	916.9	330.6
Deferred charges and other assets, net	872.2	954.9
Total assets	$10,499.8	$9,132.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$407.0	$601.4
Accrued expenses	1,911.5	1,815.6
Deferred revenue	47.2	20.1
Current operating lease liabilities	78.4	72.1
Current debt	7.4	—
Total current liabilities	2,451.5	2,509.2
Long-term debt (PBFX: $720.8 and $802.1, respectively)	4,653.6	2,064.9
Payable to related parties pursuant to Tax Receivable Agreement	—	373.5
Deferred tax liabilities	99.6	96.9
Long-term operating lease liabilities	756.0	233.1
Long-term financing lease liabilities	68.3	18.4
Other long-term liabilities	268.5	250.9
Total liabilities	8,297.5	5,546.9
Commitments and contingencies (Note 14)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,101,641 shares outstanding at December 31, 2020, 119,804,971 shares outstanding at December 31, 2019	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 16 shares outstanding at December 31, 2020, 20 shares outstanding at December 31, 2019	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2020 and December 31, 2019	—	—
Treasury stock, at cost, 6,549,449 shares outstanding at December 31, 2020 and 6,424,787 shares outstanding at December 31, 2019	(167.3)	(165.7)
Additional paid in capital	2,846.2	2,812.3
Retained earnings (accumulated deficit)	(1,027.1)	401.2
Accumulated other comprehensive loss	(9.1)	(8.3)
Total PBF Energy Inc. equity	1,642.8	3,039.6
Noncontrolling interest	559.5	545.9
Total equity	2,202.3	3,585.5
Total liabilities and equity	$10,499.8	$9,132.4
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$15,115.9	$24,508.2	$27,186.1

Cost and expenses:
Cost of products and other	14,275.6	21,387.5	24,503.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,918.3	1,782.3	1,721.0
Depreciation and amortization expense	551.7	425.3	359.1
Cost of sales	16,745.6	23,595.1	26,583.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	248.5	284.0	277.0
Depreciation and amortization expense	11.3	10.8	10.6
Change in fair value of contingent consideration	(93.7)	(0.8)	—
Impairment expense	98.8	—	—
Gain on sale of assets	(477.8)	(29.9)	(43.1)
Total cost and expenses	16,532.7	23,859.2	26,828.0

Income (loss) from operations	(1,416.8)	649.0	358.1

Other income (expense):
Interest expense, net	(258.2)	(159.6)	(169.9)
Change in Tax Receivable Agreement liability	373.5	—	13.9
Change in fair value of catalyst obligations	(11.8)	(9.7)	5.6
Debt extinguishment costs	(22.2)	—	—
Other non-service components of net periodic benefit cost	4.3	(0.2)	1.1
Income (loss) before income taxes	(1,331.2)	479.5	208.8
Income tax expense	2.1	104.3	33.5
Net income (loss)	(1,333.3)	375.2	175.3
Less: net income attributable to noncontrolling interests	59.1	55.8	47.0
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,392.4)	$319.4	$128.3

Weighted-average shares of Class A common stock outstanding
Basic	119,617,998	119,887,646	115,190,262
Diluted	120,660,665	121,853,299	118,773,606
Net income (loss) available to Class A common stock per share:
Basic	$(11.64)	$2.66	$1.11
Diluted	$(11.64)	$2.64	$1.10
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,333.3)	$375.2	$175.3
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.1)	0.4	(0.1)
Net (loss) gain on pension and other post-retirement benefits	(0.7)	13.8	3.1
Total other comprehensive income (loss)	(0.8)	14.2	3.0
Comprehensive income (loss)	(1,334.1)	389.4	178.3
Less: comprehensive income attributable to noncontrolling interests	59.1	55.9	47.0
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(1,393.2)	$333.5	$131.3
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2018	110,565,531	$0.1	25	$—	$2,277.7	$236.8	$(25.4)	6,132,884	$(152.6)	$566.3	$2,902.9
Comprehensive income	—	—	—	—	—	128.3	3.0	—	—	47.0	178.3
Exercise of warrants and options	708,091	—	—	—	14.0	—	—	—	—	—	14.0
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(4.8)	—	—	—	—	(0.6)	(5.4)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.1)	(2.1)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(49.5)	(49.5)
Stock-based compensation	43,311	—	—	—	19.7	—	—	—	—	5.7	25.4
Dividends (1.20 per common share)	—	—	—	—	—	(139.3)	—	—	—	—	(139.3)
Issuance of additional PBFX common units	—	—	—	—	28.6	—	—	—	—	6.3	34.9
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(4.9)	—	—	—	—	—	(4.9)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2,698,635	—	(5)	—	—	—	—	—	—	—	—
August 2018 Equity Offering	6,000,000	—	—	—	287.3	—	—	—	—	—	287.3
Treasury stock purchases	(141,377)	—	—	—	8.2	—	—	141,377	(8.2)	—	—
Other	—	—	—	—	8.0	—	—	—	—	(1.1)	6.9
Balance, December 31, 2018	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive income	—	—	—	—	—	319.4	14.1	—	—	55.9	389.4
Exercise of warrants and options	16,831	—	—	—	0.3	—	—	—	—	—	0.3
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(4.6)	—	—	—	—	(0.2)	(4.8)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(64.1)	(64.1)
Stock-based compensation	54,475	—	—	—	27.2	—	—	—	—	6.8	34.0
Dividends ($1.20 per common share)	—	—	—	—	—	(143.8)	—	—	—	—	(143.8)
Issuance of additional PBFX common units	—	—	—	—	152.0	—	—	—	—	(19.5)	132.5
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	—	—	—	—	(1.3)	—	—	—	—	—	(1.3)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(150,526)	—	—	—	4.9	—	—	150,526	(4.9)	—	—
Other	—	—	—	—	—	(0.2)	—	—	—	(1.8)	(2.0)
Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5
Comprehensive income (loss)	—	—	—	—	—	(1,392.4)	(0.8)	—	—	59.1	(1,334.1)
Exercise of warrants and options	7,500	—	—	—	0.2	—	—	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	—	—	—	—	(1.2)	—	—	—	—	(0.9)	(2.1)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(46.8)	(46.8)
Stock-based compensation	159,185	—	—	—	28.2	—	—	—	—	4.9	33.1
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(2.1)	—	—	—	—	—	(2.1)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	254,647	—	(4)	—	2.3	—	—	—	—	(2.3)	—
Treasury stock purchases	(124,662)	—	—	—	1.6	—	—	124,662	(1.6)	—	—
Other	—	—	—	—	4.9	—	—	—	—	—	4.9
Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,333.3)	$375.2	$175.3
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	581.1	447.5	378.6
Impairment expense	98.8	—	—
Stock-based compensation	34.2	37.3	26.0
Change in fair value of catalyst obligations	11.8	9.7	(5.6)
Deferred income taxes	1.6	103.7	32.7
Change in Tax Receivable Agreement liability	(373.5)	—	(13.9)
Non-cash change in inventory repurchase obligations	(12.6)	25.4	(31.8)
Non-cash lower of cost or market inventory adjustment	268.0	(250.2)	351.3
Change in fair value of contingent consideration	(93.7)	(0.8)	—
Debt extinguishment costs	22.2	—	—
Pension and other post-retirement benefit costs	55.7	44.8	47.4
Gain on sale of assets	(477.8)	(29.9)	(43.1)

Changes in operating assets and liabilities:
Accounts receivable	322.1	(116.1)	234.3
Inventories	392.2	(6.3)	(3.3)
Prepaid and other current assets	(1.8)	2.7	10.1
Accounts payable	(206.6)	137.5	(111.6)
Accrued expenses	116.0	208.1	(227.1)
Deferred revenue	27.1	0.1	11.2
Other assets and liabilities	(63.1)	(55.2)	7.5
Net cash (used in) provided by operating activities	$(631.6)	$933.5	$838.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(196.2)	(404.9)	(317.5)
Expenditures for deferred turnaround costs	(188.1)	(299.3)	(266.0)
Expenditures for other assets	(9.1)	(44.7)	(17.0)
Acquisition of Martinez refinery	(1,176.2)	—	—
Acquisition of Knoxville Terminal by PBFX	—	—	(58.4)
Acquisition of East Coast Storage Assets by PBFX	—	—	(75.0)
Proceeds from sale of assets	543.1	36.3	48.3
Net cash used in investing activities	$(1,026.5)	$(712.6)	$(685.6)
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2020	2019	2018
Net proceeds from issuance of PBF Energy Class A common stock	$—	$—	$287.3
Net proceeds from issuance of PBFX common units	—	132.5	34.9
Dividend payments	(35.9)	(143.5)	(139.0)
Distributions to PBFX public unitholders	(45.9)	(62.5)	(48.2)
Distributions to PBF Energy Company LLC members other than PBF Energy	(0.4)	(3.2)	(2.1)
Proceeds from 2025 9.25% Senior Secured Notes	1,250.6	—	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—	—
Proceeds from revolver borrowings	1,450.0	1,350.0	—
Repayments of revolver borrowings	(550.0)	(1,350.0)	(350.0)
Repayments of PBF Rail Term Loan	(7.2)	(7.0)	(6.8)
Proceeds from PBFX revolver borrowings	100.0	228.0	170.0
Repayments of PBFX revolver borrowings	(183.0)	(101.0)	(43.7)
Repayments of note payable	—	—	(5.6)
Deferred payment for the East Coast Storage Assets Acquisition	—	(32.0)	—
Settlements of catalyst obligations	(8.8)	(6.5)	(9.1)
Proceeds from catalyst financing arrangements	51.9	—	—
Payments on financing leases	(12.4)	—	—
Taxes paid for net settlement of equity-based compensation	(2.1)	(4.8)	(5.4)
Proceeds from stock options exercised	—	—	14.0
Purchases of treasury stock	(1.6)	(4.9)	(8.2)
Deferred financing costs and other	(35.0)	1.6	(16.2)
Net cash provided by (used in) financing activities	$2,452.7	$(3.3)	$(128.1)

Net increase in cash and cash equivalents	794.6	217.6	24.3
Cash and equivalents, beginning of period	814.9	597.3	573.0
Cash and equivalents, end of period	$1,609.5	$814.9	$597.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$32.1	$37.2	$90.2
Assets acquired under operating and financing leases	702.0	434.9	—
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—	—
Deferred payment for PBFX East Coast Storage Assets Acquisition	—	—	30.9
East Coast Storage Assets Contingent Consideration at acquisition	—	—	21.1
Cash paid during year for:
Interest, net of capitalized interest of $12.6, $18.1 and $9.5 in 2020, 2019 and 2018, respectively	$206.9	$154.0	$164.4
Income taxes	2.1	2.7	0.7

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit and per unit data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $36.3 and $35.0, respectively)	$1,607.3	$813.7
Accounts receivable	512.9	834.0
Inventories	1,686.2	2,122.2
Prepaid and other current assets	58.8	51.6
Total current assets	3,865.2	3,821.5

Property, plant and equipment, net (PBFX: $820.2 and $854.6, respectively)	4,843.3	4,023.2
Lease right of use assets	916.9	330.6
Deferred charges and other assets, net	872.3	953.8
Total assets	$10,497.7	$9,129.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$406.9	$601.4
Accrued expenses	1,951.2	1,846.2
Deferred revenue	47.2	20.1
Current operating lease liabilities	78.4	72.1
Current debt	7.4	—
Total current liabilities	2,491.1	2,539.8

Long-term debt (PBFX: $720.8 and $802.1, respectively)	4,653.6	2,064.9
Affiliate note payable	376.3	376.4
Deferred tax liabilities	38.7	31.4
Long-term operating lease liabilities	756.0	233.1
Long-term financing lease liabilities	68.3	18.4
Other long-term liabilities	268.5	250.9
Total liabilities	8,652.5	5,514.9
Commitments and contingencies (Note 14)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 970,647 and 1,215,317 issued and outstanding at December 31, 2020 and 2019, no par or stated value	17.6	20.0
Series C Units, 120,122,872 and 119,826,202 issued and outstanding at December 31, 2020 and 2019, no par or stated value	2,220.3	2,189.4
Treasury stock, at cost	(167.3)	(165.7)
Retained earnings (accumulated deficit)	(690.5)	1,142.4
Accumulated other comprehensive loss	(6.1)	(9.7)
Total PBF Energy Company LLC equity	1,374.0	3,176.4
Noncontrolling interest	466.1	432.7
Total equity	1,840.1	3,609.1
Total liabilities, Series B units and equity	$10,497.7	$9,129.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Revenues	$15,115.9	$24,508.2	$27,186.1

Cost and expenses:
Cost of products and other	14,275.6	21,387.5	24,503.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,918.3	1,782.3	1,721.0
Depreciation and amortization expense	551.7	425.3	359.1
Cost of sales	16,745.6	23,595.1	26,583.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	247.7	282.3	275.2
Depreciation and amortization expense	11.3	10.8	10.6
Change in fair value of contingent consideration	(93.7)	(0.8)	—
Impairment expense	98.8	—	—
Gain on sale of assets	(477.8)	(29.9)	(43.1)
Total cost and expenses	16,531.9	23,857.5	26,826.2

Income (loss) from operations	(1,416.0)	650.7	359.9

Other income (expense):
Interest expense, net	(268.5)	(169.1)	(178.5)
Change in fair value of catalyst obligations	(11.8)	(9.7)	5.6
Debt extinguishment costs	(22.2)	—	—
Other non-service components of net periodic benefit cost	4.3	(0.2)	1.1
Income (loss) before income taxes	(1,714.2)	471.7	188.1
Income tax expense (benefit)	6.1	(8.3)	8.0
Net income (loss)	(1,720.3)	480.0	180.1
Less: net income attributable to noncontrolling interests	76.2	51.5	42.3
Net income (loss) attributable to PBF Energy Company LLC	$(1,796.5)	$428.5	$137.8

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,720.3)	$480.0	$180.1
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.1)	0.4	(0.1)
Net gain on pension and other post-retirement benefits	3.7	13.8	3.1
Total other comprehensive income	3.6	14.2	3.0
Comprehensive income (loss)	(1,716.7)	494.2	183.1
Less: comprehensive income attributable to noncontrolling interests	76.2	51.5	42.3
Comprehensive income (loss) attributable to PBF Energy Company LLC	$(1,792.9)	$442.7	$140.8

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, January 1, 2018	3,767,464	$40.1	110,586,762	$1,655.0	$(26.9)	$906.8	$456.1	$(152.6)	$2,878.5
Comprehensive income	—	—	—	—	3.0	137.8	42.3	—	183.1
Exercise of Series A warrants and options	137,496	(2.6)	708,091	(5.9)	—	—	—	—	(8.5)
Exchange of Series A units for PBF Energy Class A common stock	(2,698,635)	(17.3)	2,698,635	17.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(141.4)	(49.5)	—	(190.9)
Issuance of additional PBFX common units	—		—	28.6	—	—	6.3	—	34.9
Stock-based compensation	—	—	43,311	19.7	—	—	5.7	—	25.4
Purchase of Series C units in connection with the August 2018 Equity Offering	—	—	6,000,000	287.3	—	—	—	—	287.3
Treasury stock purchases	—	—	(141,377)	8.2	—	—	—	(8.2)	—
Other	—	—	—	(0.4)	—	11.1	(1.1)	—	9.6
Balance, December 31, 2018	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive income	—	—	—	—	14.2	428.5	51.5	—	494.2
Exercise of Series A warrants and options	18,992	(0.1)	16,831	(4.6)	—	—	—	—	(4.7)
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(200.4)	(64.1)	—	(264.5)
Issuance of additional PBFX common units	—	—	—	152.0	—	—	(19.5)	—	132.5
Stock-based compensation	—	—	54,475	27.2	—	—	6.8	—	34.0
Treasury stock purchases	—	—	(150,526)	4.9	—	—	—	(4.9)	—
Other	—	—	—	—	—	—	(1.8)	—	(1.8)
Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1

Comprehensive income (loss)	—	—	—	—	3.6	(1,796.5)	76.2	—	(1,716.7)
Exercise of Series A warrants and options	9,977	(0.1)	7,500	(1.2)	—	—	—	—	(1.3)
Exchange of Series A units for PBF Energy Class A common stock	(254,647)	(2.3)	254,647	2.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(46.8)	—	(83.1)
Stock-based compensation	—	—	159,185	28.2	—	—	4.9	—	33.1
Treasury stock purchases	—	—	(124,662)	1.6	—	—	—	(1.6)	—
Other	—	—	—	—	—	(0.1)	(0.9)	—	(1.0)
Balance, December 31, 2020	970,647	$17.6	120,122,872	$2,220.3	$(6.1)	$(690.5)	$466.1	$(167.3)	$1,840.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,720.3)	$480.0	$180.1
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	581.1	447.5	378.6
Impairment expense	98.8	—	—
Stock-based compensation	34.2	37.3	26.0
Change in fair value of catalyst obligations	11.8	9.7	(5.6)
Deferred income taxes	7.3	(8.8)	7.2
Non-cash change in inventory repurchase obligations	(12.6)	25.4	(31.8)
Non-cash lower of cost or market inventory adjustment	268.0	(250.2)	351.3
Change in fair value of contingent consideration	(93.7)	(0.8)	—
Debt extinguishment costs	22.2	—	—
Pension and other post-retirement benefit costs	55.7	44.8	47.4
Gain on sale of assets	(477.8)	(29.9)	(43.1)

Changes in operating assets and liabilities:
Accounts receivable	321.0	(115.1)	234.3
Inventories	392.2	(6.3)	(3.3)
Prepaid and other current assets	(1.8)	2.2	(1.1)
Accounts payable	(206.6)	137.5	(111.6)
Accrued expenses	124.9	219.5	(226.3)
Deferred revenue	27.1	0.1	11.2
Other assets and liabilities	(63.7)	(56.0)	7.4
Net cash (used in) provided by operating activities	$(632.2)	$936.9	$820.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(196.2)	(404.9)	(317.5)
Expenditures for deferred turnaround costs	(188.1)	(299.3)	(266.0)
Expenditures for other assets	(9.1)	(44.7)	(17.0)
Acquisition of Martinez refinery	(1,176.2)	—	—
Acquisition of Knoxville Terminal by PBFX	—	—	(58.4)
Acquisition of East Coast Storage Assets by PBFX	—	—	(75.0)
Proceeds from sale of assets	543.1	36.3	48.3
Net cash used in investing activities	$(1,026.5)	$(712.6)	$(685.6)
See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2020	2019	2018
Proceeds from issuance of PBF LLC Series C units	$—	$—	$287.3
Net proceeds from issuance of PBFX common units	—	132.5	34.9
Distributions to PBF Energy Company LLC members	(36.3)	(146.7)	(141.1)
Distributions to PBFX public unitholders	(45.9)	(62.5)	(48.2)
Proceeds from 2025 9.25% Senior Secured Notes	1,250.6	—	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—	—
Proceeds from revolver borrowings	1,450.0	1,350.0	—
Repayments of revolver borrowings	(550.0)	(1,350.0)	(350.0)
Repayments of PBF Rail Term Loan	(7.2)	(7.0)	(6.8)
Proceeds from PBFX revolver borrowings	100.0	228.0	170.0
Repayments of PBFX revolver borrowings	(183.0)	(101.0)	(43.7)
Affiliate note payable with PBF Energy Inc.	(0.1)	(3.1)	44.1
Repayments of note payable	—	—	(5.6)
Deferred payment for the East Coast Storage Assets Acquisition	—	(32.0)	—
Settlements of catalyst obligations	(8.8)	(6.5)	(9.1)
Proceeds from catalyst financing arrangements	51.9	—	—
Payments on financing leases	(12.4)	—	—
Taxes paid for net settlement of equity-based compensation	(2.1)	(4.8)	(8.7)
Proceeds from stock options exercised	—	—	0.2
Purchases of treasury stock	(1.6)	(4.9)	(8.2)
Deferred financing costs and other	(35.3)	1.4	(16.2)
Net cash provided by (used in) financing activities	$2,452.3	$(6.6)	$(101.1)

Net increase in cash and cash equivalents	793.6	217.7	34.0
Cash and equivalents, beginning of period	813.7	596.0	562.0
Cash and equivalents, end of period	$1,607.3	$813.7	$596.0

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$32.1	$37.2	$90.2
Assets acquired under operating and financing leases	702.0	434.9	—
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—	—
Deferred payment for PBFX East Coast Storage Assets Acquisition	—	—	30.9
East Coast Storage Assets Contingent Consideration at acquisition	—	—	21.1
Cash paid during year for:
Interest, net of capitalized interest of $12.6, $18.1 and $9.5 in 2020, 2019 and 2018, respectively	$206.9	$154.0	$164.4
Income taxes	1.0	1.2	0.6

See notes to consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) was formed as a Delaware corporation on November 7, 2011 and is the sole managing member of PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company, with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 17 - Noncontrolling Interests”).
PBF Energy holds a 99.2% economic interest in PBF LLC as of December 31, 2020 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition.

PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Discussions or areas of the Notes to Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted in such footnotes.
As of December 31, 2020, PBF LLC also held a 48.0% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 3 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 17 - Noncontrolling Interests”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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
Since the secondary offerings, PBF Energy has completed a series of follow-on equity offerings. Such transactions occurring in the three years ended December 31, 2020 are discussed in “Note 17 - Noncontrolling Interests”.
As a result of these equity offerings and certain other transactions such as stock option exercises, as of December 31, 2020, PBF Energy owned 120,122,872 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees and others beneficially owned 970,647 PBF LLC Series A Units. As of December 31, 2020, the holders of PBF Energy’s issued and outstanding shares of Class A common stock have 99.2% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 0.8% of the voting power in the Company.
Tax Receivable Agreement
PBF LLC intends to have an election under Section 754 of the Internal Revenue Code in effect for each taxable year in which an exchange of PBF LLC Series A Units for PBF Energy Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of PBF LLC at the time of an exchange of PBF LLC Series A Units. As a result of both the initial purchase of PBF LLC Series A Units from the PBF LLC Series A unitholders in connection with the initial public offering of PBF Energy Class A common stock which closed on December 18, 2012 and subsequent exchanges, PBF Energy will become entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. In addition, the purchase of PBF LLC Series A Units and subsequent exchanges have resulted in and are expected to continue to result in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
COVID-19 and Market Developments

The impact of the unprecedented global health and economic crisis sparked by the novel coronavirus (“COVID-19”) pandemic and related adverse impact on economic and commercial activity has resulted in a significant reduction in demand for refined petroleum and petrochemical products. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position for the year ended December 31, 2020. In response, the Company has reduced throughput rates across its entire refining system and is currently operating all refineries at reduced rates.

It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where the Company operates, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time.

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
Reclassification
As of December 31, 2020, Financing lease right of use assets, previously included in Deferred charges and other assets, net, in the Consolidated Balance Sheets, are reflected within Lease right of use assets, which is inclusive of both operating and financing lease right of use assets. Financing lease liabilities, previously included in Other long-term liabilities, in the Consolidated Balance Sheets, are presented as separate line items in the Consolidated Financial Statements. The amounts related to such balance sheet accounts have also been reclassified in their respective footnotes for prior periods to conform to the 2020 presentation.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
Impairment Assessment
The global crisis resulting from the spread of the COVID-19 pandemic continues to have a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the sustained decrease in PBF Energy’s stock price, enduring throughput reductions across the Company’s refineries and continued decrease in demand for the Company’s products, the Company determined an impairment triggering event had occurred as of December 31, 2020. As such, the Company performed an impairment assessment on its long-lived assets as of December 31, 2020. As a result of the impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Company’s ongoing strategic response plan to deal with the COVID-19 pandemic and its East Coast Refining Reconfiguration (as defined in “Note 7 - Property, Plant and Equipment, net”), it recorded an impairment charge of approximately $91.8 million associated to the write-down of certain assets and project abandonments. Refer to “Note 7 - Property, Plant and Equipment, net” for further details.
As discussed further in “Note 3 - PBF Logistics LP” and “Note 14 - Commitments and Contingencies”, PBFX recognized an impairment charge of $7.0 million during the third quarter of 2020 as a result of a third party contract termination which led to the write-down of certain processing unit assets and a customer contract intangible asset that were directly tied to the contract.
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
Concentrations of Credit Risk
For the year ended December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of the Company’s revenues (approximately 13%). For the years ended December 31, 2019, and 2018 no single customer amounted to greater than or equal to 10% of the Company’s revenues.
As of December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 16%). No single customer accounted for 10% or more of the Company’s total trade accounts receivable as of December 31, 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue, Deferred Revenue and Accounts Receivable
Effective January 1, 2018, the Company adopted ASC 606, Revenues from Contracts with Customers (“ASC 606”). As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers. The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 20 - Revenues” for further discussion of the Company’s revenue recognition policy, including deferred revenues and the practical expedients elected as part of the transition to ASC 606.
During 2019, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the existing inventory intermediation agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, the maturity date. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the East Coast Storage Assets (as defined in “Note 3 - PBF Logistics LP”) as a location and crude oil as a new product type to be included in the J. Aron Products (as defined in “Note 6 - Inventories”) sold to J. Aron by DCR. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron purchases and holds title to the J. Aron Products produced by the refinery and delivered into the J. Aron Storage Tanks (as defined in “Note 6 - Inventories”). The J. Aron Products are sold back to the Company as the J. Aron Products are discharged out of the J. Aron Storage Tanks. These purchases and sales are settled monthly at the daily market prices related to those J. Aron Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the Delaware City and Paulsboro refineries to J. Aron. Additionally, J. Aron has the right to store the J. Aron Products purchased in J. Aron Storage Tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2020 and 2019.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), using the modified retrospective approach. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease liability on the Company’s Consolidated Balance Sheets of approximately $250.0 million.
The Company leases office space, office equipment, refinery facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Interest expense for finance leases is incurred based on the carrying value of the lease liability. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets.
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
For substantially all classes of underlying assets, the Company has elected the practical expedient not to separate lease and non-lease components, which allows for combining the components if certain criteria are met. For certain leases of refinery support facilities, the Company accounts for the non-lease service component separately.
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
As a result of the East Coast Refining Reconfiguration (as defined in “Note 7 - Property, Plant and Equipment, net), certain major processing units were temporarily idled. As such, the Company accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround costs associated with these idled units.
Precious metal catalysts, linefill and certain other intangibles are considered indefinite-lived assets as they are not expected to deteriorate in their prescribed functions. Such assets are assessed for impairment in connection with the Company’s review of its long-lived assets.
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
PBF Energy grants performance share unit awards and performance unit awards to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle with four measurement periods and performance awards granted to employees after November 1, 2020 are based on a three-year performance cycle having a single measurement period. The payout for each, which ranges from 0% to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share unit awards and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share unit awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement (as defined in “Note 14 - Commitments and Contingencies”) which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $155.2 million as of December 31, 2020.
Deferred taxes are calculated using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. PBF Energy recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the Consolidated Statements of Operations. As a result of management’s assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets as of December 31, 2020, a valuation allowance of $358.4 million was recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future taxable income. As a result of the valuation allowance, the liability associated with the Tax Receivable Agreement was reduced to zero.
The Federal tax returns for all years since 2017 and state tax returns for all years since 2015 (see “Note 21 - Income Taxes”) are subject to examination by the respective tax authorities.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)”: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, for public business entities. Early adoption is permitted for all entities. The Company adopted this ASU effective January 1, 2020, which did not have a material impact on its Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and early adoption is permitted for all entities. The Company adopted this ASU effective January 1, 2020, which did not have a material impact on its Consolidated Financial Statements. Refer to “Note 19 - Employee Benefits Plans” for further disclosure related to our adoption of this pronouncement.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2020, which did not have a material impact on its Consolidated Financial Statements. Refer to “Note 5 - Current Expected Credit Losses” for further disclosure related to our adoption of this pronouncement.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform, by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationship and other transactions affected by the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank rates. The amendments in this ASU are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.

3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly-traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of December 31, 2020, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of December 31, 2020, PBF LLC held a 48.0% limited partner interest in PBFX (consisting of 29,953,631 common units), with the remaining 52.0% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.
Since its inception in 2014, PBFX has entered in a series of transactions including drop-down transactions, acquisitions, and offerings. Such transactions occurring in the three years ended December 31, 2020 are discussed below.
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
July 2018 Drop-down Transaction
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC (the “Development Assets Contribution Agreements”). Pursuant to the Development Assets Contribution Agreements, PBF LLC contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC, whose assets consist of a loading and unloading rail facility located at the Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC, whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette refinery; Paulsboro Terminaling Company LLC, whose assets consist of a lube oil terminal facility located at the Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC, whose assets consist of an ethanol storage facility located at the Delaware City refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”), to PBFX Operating Company LLC effective July 31, 2018. In consideration for the Development Assets limited liability company interests, PBFX delivered to PBF LLC total consideration of $31.6 million, consisting of 1,494,134 common units of PBFX (the “Development Assets Acquisition”).

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
In connection with the acquisition, the purchase and sale agreement included an earnout provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets, which recommenced operations in October 2019. Pursuant to the terms of the commercial agreement, in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment to the PBFX Contingent Consideration (as defined in “Note 4 - Acquisitions” and further discussed in “Note 14 - Commitments and Contingencies”). In addition, as a result of the contract termination, PBFX recorded a $7.0 million impairment charge to write-down the related processing unit assets and customer contract intangible asset. This impairment charge has been recorded in the current period Logistics segment income from operations.
Knoxville Terminals Purchase
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. for total cash consideration of approximately $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the $500.0 million amended and restated revolving credit facility (as amended, the “PBFX Revolving Credit Facility”).

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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes (as defined in “Note 10 - Credit Facilities and Debt”), and borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”).
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
_________________________
(a) The Martinez Acquisition includes an obligation for the Company to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the Martinez Contingent Consideration based on its estimated fair value of $77.3 million at the acquisition date, which was recorded within “Other long-term liabilities” within the Consolidated Balance Sheets.

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
________________________
(a) Operating and Financing lease right of use assets are recorded in Lease right of use assets within the Consolidated Balance Sheets.
(b) Current financing lease liabilities are recorded in Accrued expenses within the Consolidated Balance Sheet.

The Company’s Consolidated Financial Statements for the year ended December 31, 2020 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2019 does not include the results of operations of such assets. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

	December 31, 2020	December 31, 2019
(Unaudited, in millions)
PBF Energy
Pro-forma revenues	$15,479.7	$28,323.1
Pro-forma net income (loss) attributable to PBF Energy Inc. stockholders	(1,423.4)	122.6
Pro forma net income (loss) available to PBF Energy Class A common stock per share:
Basic:	$(11.90)	$1.02
Diluted:	$(11.90)	$1.01

PBF LLC
Pro-forma revenues	$15,479.7	$28,323.1
Pro-forma net income (loss) attributable to PBF LLC	(1,827.8)	165.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
East Coast Storage Assets Acquisition

On October 1, 2018, PBFX closed the East Coast Storage Assets Acquisition, which had been contemplated by a purchase and sale agreement dated as of July 16, 2018 between PBFX and Crown Point. The East Coast Storage Assets consist of a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets located on the Delaware River near Paulsboro, New Jersey. Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”), which recommenced operations in October 2019.

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

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

(in millions)	Purchase Price
Gross purchase price (a)	$105.9
Working capital adjustments	—
Contingent consideration (b)	21.1
Total consideration	$127.0
_______________________
(a) Includes $30.9 million net present value payable of $32.0 million due to Crown Point one year after closing. The remaining $32.0 million payment was paid in full on October 1, 2019.
(b) The East Coast Storage Asset Acquisition includes consideration in the form of the PBFX Contingent Consideration over a contractual term of up to three years starting in 2019. PBFX recorded the Contingent Consideration based on its estimated fair value of $21.1 million at the acquisition date. The remaining short-term PBFX Contingent Consideration is included in “Accrued expenses” in the Consolidated Balance Sheets at December 31, 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value Allocation
Accounts receivable	$0.4
Prepaid and other current assets	0.6
Property, plant and equipment	115.6
Intangible assets (a)	13.3
Accounts payable	(0.9)
Accrued expenses	(1.3)
Other long-term liabilities	(0.7)
Fair value of net assets acquired	$127.0
_____________________
(a) Intangible assets are included in “Deferred charges and other assets” within the Consolidated Balance Sheets.

The Company’s Consolidated Financial Statements for the year ended December 31, 2020 and 2019 include the results of operations of the East Coast Storage Assets for the full year. The Company’s Consolidated Financial Statements for the year ended December 31, 2018 include the results of operations of the East Coast Storage Assets since the date of its acquisition on October 1, 2018, during which period the East Coast Storage Assets contributed third-party revenue of $5.9 million, and net income of $0.8 million. On an unaudited pro forma basis, the revenues and net income of the Company, assuming the acquisition had occurred on January 1, 2017, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the East Coast Storage Assets Acquisition and interest expense associated with the related financing.

Year Ended December 31, 2018
(Unaudited)
PBF Energy
Pro forma revenues	$27,203.5
Pro forma net income attributable to PBF Energy Inc. stockholders	124.6
Pro forma net income available to Class A common stock per share:
Basic	$1.08
Diluted	$1.07
PBF LLC
Pro forma revenues	$27,203.5
Pro forma net income attributable to PBF LLC	130.2

Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $12.5 million, $11.6 million and $2.9 million in the years ended December 31, 2020, 2019 and 2018, respectively. These costs are included in the Consolidated Statements of Operations in General and administrative expenses.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2020 and December 31, 2019, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INVENTORIES
Inventories consisted of the following:

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2

Inventory under the Inventory Intermediation Agreements, includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries, and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets, (collectively, the “J. Aron Storage Tanks”).
During the year ended December 31, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $268.0 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020. During the year ended December 31, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $250.2 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $401.6 million at December 31, 2019.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a pre-tax charge related to a LIFO layer decrement of $83.0 million and $4.9 million in the Refining segment during the years ended December 31, 2020 and 2019, respectively. The majority of the decrement recorded in 2020 related to the Company’s East Coast LIFO inventory layer and the reduction in the Company’s East Coast inventory experienced as part of the East Coast Refining Reconfiguration.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
Land	$534.7	$360.5
Processing units, pipelines and equipment	5,026.2	4,108.0
Buildings and leasehold improvements	127.0	64.6
Computers, furniture and fixtures	164.3	143.5
Construction in progress	199.2	312.2
	6,051.4	4,988.8
Less—Accumulated depreciation	(1,208.1)	(965.6)
Total property, plant and equipment, net	$4,843.3	$4,023.2
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $223.0 million, $178.0 million and $162.2 million, respectively. The Company capitalized $12.6 million and $18.1 million in interest during 2020 and 2019, respectively, in connection with construction in progress.
East Coast Refining Reconfiguration
On December 31, 2020, the Company reconfigured the Delaware and Paulsboro refineries (the “East Coast Refining Reconfiguration”) temporarily idling certain of its major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit referred to as the “East Coast Refining System”. The reconfiguration process resulted in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. The Company abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million and a corresponding decrease to its construction in progress account in the fourth quarter of 2020.
Capital Project Abandonments
In connection with the Company’s ongoing strategic response plan to deal with the COVID-19 pandemic and its East Coast Refining Reconfiguration, it assessed its refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this assessment and the Company’s strategic plan to reduce capital expenditures, it decided to abandon various capital projects across the refinery system, resulting in an impairment charge of approximately $79.9 million in the fourth quarter of 2020.
Sale of Hydrogen Plants
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement which was followed by the execution of long-term supply agreements in August 2020. Refer to “Note 15 - Leases” for further information.
Torrance Land Sales
On December 30, 2020, August 1, 2019 and August 7, 2018, the Company closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in a gain of approximately $8.1 million, $33.1 million and $43.8 million in the fourth quarter of 2020, third quarter of 2019 and third quarter of 2018, respectively, included within (Gain) loss on sale of assets in the Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

PBF Energy (in millions)	December 31, 2020	December 31, 2019
Deferred turnaround costs, net	$598.2	$722.7
Catalyst, net	155.2	132.7
Environmental credits	39.6	37.8
Linefill	27.4	19.5
Pension plan assets	21.2	10.3
Intangible assets, net	10.1	24.3
Other	20.5	7.6
Total deferred charges and other assets, net	$872.2	$954.9

PBF LLC (in millions)	December 31, 2020	December 31, 2019
Deferred turnaround costs, net	$598.2	$722.7
Catalyst, net	155.2	132.7
Environmental credits	39.6	37.8
Linefill	27.4	19.5
Pension plan assets	21.2	10.3
Intangible assets, net	10.1	24.3
Other	20.6	6.5
Total deferred charges and other assets, net	$872.3	$953.8

Catalyst, net includes $115.2 million and $74.5 million of indefinite-lived precious metal catalysts (both owned or financed as part of existing catalyst financing arrangements) as of December 31, 2020 and December 31, 2019, respectively.

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $325.9 million, $258.1 million and $207.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in the current year amortization expense is approximately $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Intangible assets, net primarily consists of customer relationships, permits and emission credits. Our net balance as of December 31, 2020 and December 31, 2019 is shown below:

(in millions)	December 31, 2020	December 31, 2019
Intangible assets - gross	$25.5	$29.5
Accumulated amortization	(15.4)	(5.2)
Intangible assets - net	$10.1	$24.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	December 31, 2020	December 31, 2019
Inventory-related accruals	$695.0	$1,103.2
Renewable energy credit and emissions obligations	528.1	17.7
Inventory intermediation agreements	225.8	278.1
Excise and sales tax payable	120.1	98.6
Accrued transportation costs	72.1	88.7
Accrued utilities	58.6	40.1
Accrued interest	46.1	12.1
Accrued salaries and benefits	42.2	81.1
Accrued refinery maintenance and support costs	35.7	16.9
Accrued capital expenditures	15.0	32.2
Current finance lease liabilities	14.4	6.5
Contingent Consideration	12.1	10.0
Environmental liabilities	11.8	12.8
Customer deposits	4.0	1.8
Other	30.5	15.8
Total accrued expenses	$1,911.5	$1,815.6

PBF LLC (in millions)	December 31, 2020	December 31, 2019
Inventory-related accruals	$695.0	$1,103.2
Renewable energy credit and emissions obligations	528.1	17.7
Inventory intermediation agreements	225.8	278.1
Excise and sales tax payable	120.1	98.6
Accrued interest	83.8	39.5
Accrued transportation costs	72.1	88.7
Accrued utilities	58.6	40.1
Accrued salaries and benefits	42.2	81.1
Accrued refinery maintenance and support costs	35.7	16.9
Accrued capital expenditures	15.0	32.2
Current finance lease liabilities	14.4	6.5
Contingent Consideration	12.1	10.0
Environmental liabilities	11.8	12.8
Customer deposits	4.0	1.8
Other	32.5	19.0
Total accrued expenses	$1,951.2	$1,846.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of December 31, 2020 and December 31, 2019, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. CREDIT FACILITIES AND DEBT
Long-term debt outstanding consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
2025 Senior Secured Notes	$1,250.6	$—
2028 Senior Notes	1,000.0	—
2025 Senior Notes	725.0	725.0
2023 Senior Notes	—	500.0
PBFX 2023 Senior Notes	526.6	527.2
Revolving Credit Facility	900.0	—
PBFX Revolving Credit Facility	200.0	283.0
PBF Rail Term Loan	7.4	14.5
Catalyst financing arrangements	102.5	47.6
	4,712.1	2,097.3
Less—Current debt	(7.4)	—
Unamortized deferred financing costs	(51.1)	(32.4)
Long-term debt	$4,653.6	$2,064.9

2025 Senior Secured Notes
On May 13, 2020, PBF Holding entered into an indenture among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “initial 2025 Senior Secured Notes”). The Issuers received net proceeds of approximately $982.9 million from the offering after deducting the initial purchasers’ discount and offering expenses.
On December 21, 2020 PBF Holding issued an additional $250.0 million in aggregate principal amount of tack on 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes were issued at an offering price of 100.25% plus accrued and unpaid interest from and including, November 15, 2020. The additional 2025 Senior Secured Notes were issued under the indenture governing the initial 2025 Senior Secured Notes and, together with the additional 2025 Senior Secured Notes, the (“2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes are treated as a single series with the initial 2025 Senior Secured Notes and have the same terms except that a portion of the additional 2025 Senior Secured Notes were issued initially under a new temporary CUSIP number to be used during the 40-day distribution compliance period. The Issuers received net proceeds of approximately $245.7 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses.
The 2025 Senior Secured Notes are guaranteed on a senior secured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees are senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing the Revolving Credit Facility), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees are senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.25% senior unsecured notes due 2025 (the

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
“2025 Senior Notes”). The 2025 Senior Secured Notes and guarantees rank effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
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
In addition, the Issuers may redeem in the aggregate up to 35% of the original aggregate principal amount of the 2025 Senior Secured Notes using net proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the indenture) at a redemption price equal to 104.625% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date as long as any such redemption occurs on or prior to 120 days after receipt of such net proceeds.
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 6.00% 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as Debt extinguishment costs in the Consolidated Statements of Operations.
The 2028 Senior Notes included a registration rights arrangement whereby the Issuer and the Guarantors agreed to file with the U.S. Securities and Exchange Commission and use commercially reasonable efforts to consummate an offer to exchange the 2028 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on October 14, 2020 and the exchange was consummated during the fourth quarter of 2020. As such, the Company did not have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including PBF Holding’s Revolving Credit Facility, the 2025 Senior Notes and the 2025 Senior Secured Notes. The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 Senior Notes are rated investment grade.
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
2025 Senior Notes
On May 30, 2017, PBF Holding entered into an indenture among Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $725.0 million in aggregate principal amount of 7.25% 2025 Senior Notes. The Issuers received net proceeds of approximately $711.6 million from the offering after deducting the initial purchasers’ discount and offering expenses, all of which was used to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes which remained outstanding after the completion of the Tender Offer, and for general corporate purposes.
The 2025 Senior Notes are guaranteed by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Notes and guarantees are senior unsecured obligations which rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Secured Notes. The 2025 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
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
PBFX 2023 Senior Notes
On May 12, 2015, PBFX entered into an indenture among PBFX and PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX (together with PBFX, the “PBFX Issuers”), the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, under which the PBFX Issuers issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023.
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
PBF LLC agreed to a limited guarantee of collection of the principal amount of the PBFX 2023 Senior Notes, but is not otherwise subject to the covenants of the indenture. The PBFX 2023 Senior Notes are general senior unsecured obligations of the PBFX Issuers and are equal in right of payment with all of the PBFX Issuers’ existing and future senior indebtedness, including amounts outstanding under the PBFX Revolving Credit Facility. The PBFX 2023 Senior Notes are effectively subordinated to all of the PBFX Issuers’ and the Guarantors’ existing and future secured debt, including the PBFX Revolving Credit Facility, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of PBFX’s subsidiaries that do not guarantee the PBFX 2023 Senior Notes. The PBFX 2023 Senior Notes will be senior to any future subordinated indebtedness the PBFX Issuers may incur.
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
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the existing asset-based revolving credit agreement dated as of August 15, 2014 with the new Revolving Credit Facility. The Revolving Credit Facility has a maximum commitment of $3.4 billion, a maturity date of May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital needs and other general corporate purposes. An accordion feature allows for commitments of up to $3.5 billion. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Loans, in each case depending on the Company’s corporate credit rating. In addition, the LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
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
During 2020 the Company used advances under the Revolving Credit Facility to fund the Martinez Acquisition and other capital expenditures and working capital requirements.
Outstanding borrowings under the Revolving Credit Facility as of December 31, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019. Issued letters of credit were $184.4 million and $221.4 million as of December 31, 2020 and 2019, respectively.
PBFX Credit Facilities
On May 14, 2014, in connection with the PBFX initial public offering (the “PBFX Offering”), PBFX entered into a five-year, $275.0 million senior secured revolving credit facility (the “2014 PBFX Revolving Credit Facility”) with the administrative agent and a syndicate of lenders. On July 30, 2018, PBFX replaced the 2014 PBFX Revolving Credit Facility with the $500.0 million amended and restated PBFX Revolving Credit Facility.

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
Additionally, PBFX is required to maintain (a) Consolidated Interest Coverage Ratio of at least 2.50 to 1.00; (b) Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00; and (c) Consolidated Senior Secured Leverage Ratio of not greater than 3.50 to 1.00 (all terms as defined in the PBFX Revolving Credit Agreement).
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
During 2018 PBFX used advances under the PBFX Revolving Credit Facility to fund the Knoxville Terminals Purchase, the East Coast Storage Asset Acquisition, the TVPC Acquisition and other capital expenditures and working capital requirements. PBFX made net repayments of $83.0 million during the year ended December 31, 2020.
The PBFX Revolving Credit Facility may be repaid, from time-to-time, without penalty. As of December 31, 2020, there were $200.0 million of borrowings and $4.9 million of letters of credit outstanding. At December 31, 2019, there were $283.0 million of borrowings and $4.8 million of letters of credit outstanding under the PBFX Revolving Credit Facility.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PBF Rail Term Loan
On December 22, 2016, PBF Rail Logistics Company LLC (“PBF Rail”) entered into a $35.0 million term loan (the “PBF Rail Term Loan”). The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at a rate equal to one month LIBOR plus the margin as defined in the agreement governing the PBF Rail Term Loan (the “Rail Credit Agreement”). As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain Eligible Railcars; (ii) the Debt Service Reserve Account (as defined in the Rail Credit Agreement); and (iii) PBF Holding’s membership interest in PBF Rail. Additionally, the Rail Credit Agreement contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars securing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balances under the PBF Rail Term Loan were $7.4 million and $14.5 million as of December 31, 2020 and 2019, respectively. As the PBF Rail Term Loan expires in December 2021, the outstanding balance as of December 31, 2020 is reflected as Current debt on the Consolidated Balance Sheet.
Precious Metal Catalyst Financing Arrangements
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metal catalysts to a major commercial bank and subsequently refinanced the precious metal catalysts under contractual arrangements. The volume of the precious metal catalysts and the interest rate are fixed over the term of each financing arrangement. At maturity, the Company must repurchase the applicable precious metal catalysts, or otherwise settle its obligation with the counterparty, at its then fair market value. The Company believes that there is a substantial market for precious metal catalysts and that it will be able to release such catalysts at maturity. The Company treated these transactions as financing arrangements, and the related payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying precious metal catalysts. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details of the catalyst financing arrangements at each of the Company’s refineries as of December 31, 2020 are included in the following table:

Refinery	Metal	Annual interest rate	Expiration date
Paulsboro	Platinum	1.47%	December 2022
Delaware City	Platinum	2.75%	October 2021(1)
Delaware City	Palladium	3.45%	September 2021(1)
Toledo	Platinum	4.05%	September 2021(1)
Chalmette	Platinum	2.10%	October 2021(1)
Chalmette	Platinum	1.80%	November 2022
Torrance	Platinum	1.78%	July 2022
Martinez	Platinum	4.05%	September 2021(1)
Martinez	Palladium	3.45%	September 2021(1)
__________________
(1) These catalyst financing arrangements are included in Long-term debt as of December 31, 2020 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst financing arrangements are not renewed at maturity.

In total, aggregate annual catalyst financing fees were approximately $2.7 million and $0.7 million as of December 31, 2020 and 2019, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,
2021	$86.3
2022	23.6
2023	1,626.6
2024	—
2025	1,975.6
Thereafter	1,000.0
$4,712.1

11. AFFILIATE NOTE PAYABLE - PBF LLC
As of December 31, 2020 and December 31, 2019, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $376.3 million and $376.4 million, respectively. During the second quarter of 2019, the note payable was amended to extend the maturity date from April 2020 to April 2030. The note has an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
Environmental liabilities	$141.9	$121.8
Defined benefit pension plan liabilities	73.5	73.8
Post-retirement medical plan liabilities	22.0	17.5
Early railcar return liability	13.9	17.6
East Coast Storage Assets Contingent Consideration	—	16.1
Other	17.2	4.1
Total other long-term liabilities	$268.5	$250.9

13. RELATED PARTY TRANSACTIONS
Pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A common stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ended December 31, 2020, 2019 and 2018.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842 and disclosed in “Note 15 - Leases”, the Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $69.0 million, $65.0 million and $68.6 million under these supply agreements for the years ended December 31, 2020, 2019 and 2018, respectively.
The fixed and determinable amounts related to obligations under these agreements are as follows (in millions):

Year Ending December 31,
2021	$43.6
2022	16.8
2023	16.8
2024	12.5
2025	12.5
Thereafter	42.9
Total obligations	$145.1
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $113.7 million as of December 31, 2020 ($121.3 million as of December 31, 2019), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. The Company expects to make aggregate payments for this liability of approximately $52.7 million over the next five years.
The aggregate environmental liability reflected in the Company’s Consolidated Balance Sheets was $153.7 million and $134.6 million at December 31, 2020 and December 31, 2019, respectively, of which $141.9 million and $121.8 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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
The United States Environmental Protection Agency (“EPA”) issued the final Tier 3 Gasoline standards on March 3, 2014 under the CAA. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January 2017. The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The refineries are complying with these new requirements as planned, either directly or using flexibility provided by sulfur credits generated or purchased in advance as an economic optimization. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The Company is required to comply with the renewable fuel standard implemented by EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “Renewable Fuel Standard”). In July 2018, EPA issued proposed amendments to the Renewable Fuel Standard program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.

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
The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB32. AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard and Cap and Trade. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. California Air Resources Board also amended the LCFS in 2018 to require a 20% reduction by 2030.
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
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements when necessary. The Company may implement capital projects to reduce the amount of benzene credits that the Company needs to purchase. In additions, the Renewable Fuel Standard mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.

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
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. There was no balance under the Martinez Contingent Consideration as of December 31, 2020, representing no anticipated future earn-out payments.
In connection with the East Coast Storage Assets Acquisition, the purchase and sale agreement between PBFX and Crown Point included an earn-out provision related to the PBFX Contingent Consideration. PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $12.1 million and $26.1 million as of December 31, 2020 and December 31, 2019, respectively, representing the present value of expected future payments. The short-term PBFX Contingent Consideration is included in “Accrued expenses” within the Company’s Consolidated Balance Sheets. The acquired idled assets that are subject to the PBFX Contingent Consideration recommenced operations in October 2019.
Pursuant to the terms of the commercial agreement, in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment in the fair value of the PBFX Contingent Consideration for the year ended December 31, 2020 of $16.4 million, reflecting the elimination of the estimated earn-out for years two and three of the performance period. There were no material changes in the fair value of the PBFX Contingent Consideration for the year ended December 31, 2019.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of December 31, 2020 (99.0% as of December 31, 2019). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
No liability for the Tax Receivable Agreement was recognized as of December 31, 2020, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. PBF Energy recognized a liability for the Tax Receivable Agreement of $373.5 million as of December 31, 2019. Refer to “Note 21 - Income Taxes” for more details.

15. LEASES
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
For substantially all classes of underlying assets, the Company has elected the practical expedient not to separate lease and non-lease components, which allows for combining the components if certain criteria are met. For certain leases of refinery support facilities, the Company accounts for the non-lease service component separately. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset has operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.

Lease Position as of December 31, 2020 and December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

(in millions)	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Lease right of use assets	$836.5	$306.4
Finance lease assets	Lease right of use assets	80.4	24.2
Total lease right of use assets		$916.9	$330.6

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$78.4	$72.1
Finance lease liabilities	Accrued expenses	14.4	6.5
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	756.0	233.1
Finance lease liabilities	Long-term financing lease liabilities	68.3	18.4
Total lease liabilities		$917.1	$330.1

Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2020 and December 31, 2019:

Lease Costs (in millions)	December 31, 2020	December 31, 2019
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$14.0	$2.0
Interest on lease liabilities	4.3	0.8
Operating lease costs	162.3	109.8
Short-term lease costs	92.3	89.2
Variable lease costs	11.6	8.3
Total lease costs	$284.5	$210.1

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets of $504.1 million and corresponding operating lease liabilities of approximately $503.9 million. There were no net gains or losses on any sale-leaseback transactions for the year ended December 31, 2020.
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2020 and December 31, 2019 (in millions):

	Year Ended December 31, 2020
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$163.1	$110.3
Operating cash flows for finance leases	4.3	0.8
Financing cash flows for finance leases	12.4	1.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	702.0	184.9

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2020:

Weighted average remaining lease term - operating leases	13.8 years
Weighted average remaining lease term - finance leases	7.1 years

Weighted average discount rate - operating leases	9.6%
Weighted average discount rate - finance leases	5.5%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2020:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2021	$18.6	$153.0
2022	12.8	134.1
2023	12.8	111.8
2024	12.8	111.4
2025	11.4	98.0
Thereafter	31.7	907.3
Total minimum lease payments	100.1	1,515.6
Less: effect of discounting	17.4	681.2
Present value of future minimum lease payments	82.7	834.4
Less: current obligations under leases	14.4	78.4
Long-term lease obligations	$68.3	$756.0

As of December 31, 2020, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million, and is not expected to commence prior to April 1, 2021. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

16. STOCKHOLDERS’ AND MEMBERS’ EQUITY STRUCTURE
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% and 99.0% as of December 31, 2020 and 2019, respectively.
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
The noncontrolling interest ownership percentages in PBF LLC as of the completion dates of each of the equity offerings and as of the years ended December 31, 2020, 2019 and 2018 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
January 1, 2018	3,767,464	110,565,531	114,332,995
	3.3%	96.7%	100.0%
August 14, 2018 - Equity offering	1,206,325	119,852,874	121,059,199
	1.0%	99.0%	100.0%
December 31, 2018	1,206,325	119,874,191	121,080,516
	1.0%	99.0%	100.0%
December 31, 2019	1,215,317	119,804,971	121,020,288
	1.0%	99.0%	100.0%
December 31, 2020	970,647	120,101,641	121,072,288
	0.8%	99.2%	100.0%
Noncontrolling Interest in PBFX
PBF LLC held a 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by the public common unitholders as of December 31, 2020. PBF LLC is also the sole member of PBF GP, the general partner of PBFX. As noted in “Note 3 - PBF Logistics LP”, pursuant to the IDR Restructuring, the IDRs held by PBF LLC were canceled and converted into newly issued common units. In addition, PBFX issued 6,585,500 common units to certain institutional investors in connection with the 2019 Registered Direct Offering on April 29, 2019.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The noncontrolling interest ownership percentages in PBFX as of the 2018 Registered Direct Offering, the Development Assets Acquisition, the 2019 Registered Direct Offering and the years ended December 31, 2020, 2019 and 2018 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
January 1, 2018	23,441,211	18,459,497	41,900,708
	55.9%	44.1%	100.0%
July 30, 2018 - Registered Direct Offering	25,391,037	18,459,497	43,850,534
	57.9%	42.1%	100.0%
July 31, 2018 - Development Assets consideration	25,391,037	19,953,631	45,344,668
	56.0%	44.0%	100.0%
December 31, 2018	25,395,032	19,953,631	45,348,663
	56.0%	44.0%	100.0%
April 29, 2019 - Registered Direct Offering	32,047,718	29,953,631	62,001,349
	51.7%	48.3%	100.0%
December 31, 2019	32,176,404	29,953,631	62,130,035
	51.8%	48.2%	100.0%
December 31, 2020	32,411,207	29,953,631	62,364,838
	52.0%	48.0%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In both of the years ended December 31, 2020 and 2019 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of less than $0.3 million.

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
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2020, 2019 and 2018:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(1,393.2)	(17.1)	(0.3)	76.5	(1,334.1)
Dividends and distributions	(35.9)	(0.4)	—	(46.8)	(83.1)
Effects of changes in deferred tax assets and liabilities and tax receivable agreement obligation	(2.1)	—	—	—	(2.1)
Stock-based compensation	28.2	—	—	4.9	33.1
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2.3	(2.3)	—	—	—
Exercise of PBF LLC and PBF Energy options and warrants, net	0.2	—	—	—	0.2
Taxes paid for net settlement of equity-based compensation	(1.2)	—	—	(0.9)	(2.1)
Other	4.9	—	—	—	4.9
Balance at December 31, 2020	$1,642.8	$93.4	$10.6	$455.5	$2,202.3

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	333.5	4.4	—	51.5	389.4
Dividends and distributions	(143.8)	(3.2)	—	(64.1)	(211.1)
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	(1.3)	—	—	—	(1.3)
Issuance of additional PBFX common units	152.0	—	—	(19.5)	132.5
Stock-based compensation	27.2	—	—	6.8	34.0
Exercise of PBF LLC and PBF Energy options and warrants, net	0.3	—	—	—	0.3
Taxes paid for net settlement of equity-based compensation	(4.6)	(0.2)	—	—	(4.8)
Other	(0.2)	—	—	(1.8)	(2.0)
Balance at December 31, 2019	$3,039.6	$113.2	$10.9	$421.8	$3,585.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,336.6	$110.2	$10.8	$445.3	$2,902.9
Comprehensive income	131.3	4.7	0.1	42.2	178.3
Dividends and distributions	(139.3)	(2.1)	—	(49.5)	(190.9)
Effects of equity offerings and exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	(4.9)	—	—	—	(4.9)
Issuance of additional PBFX common units	28.6	—	—	6.3	34.9
Stock-based compensation	19.7	—	—	5.7	25.4
August 2018 Equity Offering	287.3	—	—	—	287.3
Exercise of PBF LLC and PBF Energy options and warrants, net	14.0	—	—	—	14.0
Taxes paid for net settlement of equity-based compensation	(4.8)	(0.6)	—	—	(5.4)
Other	8.0	—	—	(1.1)	6.9
Balance at December 31, 2018	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the years ended December 31, 2020, 2019, and 2018 respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(1,792.9)	(0.3)	76.5	(1,716.7)
Dividends and distributions	(36.3)	—	(46.8)	(83.1)
Stock-based compensation	28.2	—	4.9	33.1
Exercise of Series A warrants and options	(1.3)	—	—	(1.3)
Other	(0.1)	—	(0.9)	(1.0)
Balance at December 31, 2020	$1,374.0	$10.6	$455.5	$1,840.1

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	442.7	—	51.5	494.2
Dividends and distributions	(200.4)		(64.1)	(264.5)
Issuance of additional PBFX common units	152.0	—	(19.5)	132.5
Stock-based compensation	27.2	—	6.8	34.0
Exercise of Series A warrants and options	(4.7)	—	—	(4.7)
Other	—	—	(1.8)	(1.8)
Balance at December 31, 2019	$3,176.4	$10.9	$421.8	$3,609.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2018	$2,422.4	$10.8	$445.3	$2,878.5
Comprehensive income	140.8	0.1	42.2	183.1
Dividends and distributions	(141.4)	—	(49.5)	(190.9)
Issuance of additional PBFX common units	28.6	—	6.3	34.9
Stock-based compensation	19.7	—	5.7	25.4
Exercise of Series A warrants and options	(8.5)	—	—	(8.5)
Issuance of Series C units in connection with the August 2018 Equity Offering	287.3	—	—	287.3
Other	10.7	—	(1.1)	9.6
Balance at December 31, 2018	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) arising from activity related to the Company’s defined employee benefit plan and unrealized gain (loss) on available-for-sale securities. The following table summarizes the allocation of total comprehensive income (loss) of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2020:

PBF Energy (in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income (loss)	$(1,392.4)	$59.1	$(1,333.3)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Amortization of defined benefit plans unrecognized net loss	(0.7)	—	(0.7)
Total other comprehensive income (loss)	(0.8)	—	(0.8)
Total comprehensive income (loss)	$(1,393.2)	$59.1	$(1,334.1)
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
The following table summarizes the allocation of total comprehensive income (loss) of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2020:

PBF LLC (in millions)	Attributable to PBF LLC	Noncontrolling Interests	Total
Net income (loss)	$(1,796.5)	$76.2	$(1,720.3)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Amortization of defined benefit plans unrecognized net gain	3.7	—	3.7
Total other comprehensive income	3.6	—	3.6
Total comprehensive income (loss)	$(1,792.9)	$76.2	$(1,716.7)
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

18. STOCK-BASED COMPENSATION
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
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2020	2019	2018
PBF Energy options	$16.1	$15.8	$11.5
PBF Energy restricted shares	5.3	6.5	7.5
PBF Energy performance awards	7.9	8.2	1.2
PBFX phantom units	4.9	6.8	5.8
	$34.2	$37.3	$26.0
PBF Energy options
PBF Energy grants stock options which represent the right to purchase share of the Company’s common stock at its fair market value, which is the closing price of PBF Energy’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years, or four years for grants prior to November 2020, subject to acceleration in certain circumstances. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2020	December 31, 2019	December 31, 2018
Expected life (in years)	6.08	6.25	6.25
Expected volatility	69.1%	38.6%	35.8%
Dividend yield	1.41%	3.54%	3.49%
Risk-free rate of return	0.81%	2.16%	2.82%
Exercise price	$13.58	$34.11	$35.25
Weighted average fair value per option granted	$5.49	$9.43	$9.55

The following table summarizes activity for PBF Energy options for 2020:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2020	10,073,916	$30.47	7.17
Granted	3,947,726	13.58	10.00
Exercised	(7,500)	26.00	—
Forfeited	(223,365)	26.96	—
Outstanding at December 31, 2020	13,790,777	$25.69	7.12
Exercisable and vested at December 31, 2020	7,124,039	$29.12	5.49
Expected to vest at December 31, 2020	13,790,777	$25.69	7.12
At December 31, 2020, the total intrinsic value of stock options outstanding and exercisable were $1.0 million and $0.0 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.3 million and $12.4 million, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2020 was $38.5 million, which will be recognized from 2021 through 2024.
Restricted Stock Awards
The Company grants restricted stock to employees and non-employee directors. In general, restricted stock granted to our employees vest over a requisite services period of four years, subject to acceleration in certain circumstances. Restricted stock recipients who received grants subsequent to May 2017 have voting rights; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are issued in equal annual installments on each of the first three anniversaries of the grant date. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	492,225	$27.21
Granted	159,377	9.82
Vested	(347,855)	23.51
Forfeited	(192)	24.18
Nonvested at December 31, 2020	303,555	$22.32
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2020 was $1.5 million, which will be recognized from 2021 through 2023.
The following table reflects activity related to our restricted stock:

	December 31, 2020	December 31, 2019	December 31, 2018
Weighted-average grant-date fair value per share of restricted stock granted	$9.82	$28.20	$47.24
Fair value of restricted stock vested (in millions)	$4.2	$11.6	$13.0
Performance Awards
The Company grants performance share awards, which are paid in stock, and performance share unit awards, which are paid in cash, (collectively, the “performance awards”) to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle (the "performance cycle") with four measurement periods and performance awards granted to employees after November 1, 2020 are based on a three-year performance cycle having a single measurement period. The performance awards will vest on the last day of the performance cycle, subject to forfeiture or acceleration under certain circumstances set forth in the award agreement. The number of performance awards that will ultimately vest is based on the Company’s total shareholder return over the performance cycle. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts.
Performance Share Unit Awards
The performance share unit awards are accounted for as equity awards, for which the fair value was determined on the grant date by application of a Monte Carlo valuation model.
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2020	December 31, 2019	December 31, 2018
Expected life (in years)	2.89 - 3.14	2.17 - 2.88	2.17
Expected volatility	39.88% - 82.63%	37.19% - 41.70%	39.04%
Dividend yield	0.00% - 4.28%	3.40% - 3.67%	2.95%
Risk-free rate of return	0.26% - 1.34%	1.66% - 2.51%	2.89%
Weighted average grant-date fair value per PSU	$10.77	$27.99	$50.23

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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSU”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	360,797	$39.03
Granted	446,267	10.77
Vested (a)	(179,072)	50.23
Forfeited	(4,832)	33.01
Nonvested at December 31, 2020	623,160	$15.62
(a) In 2020, PSU’s with fair value of $0.8 million were vested.
As of December 31, 2020, unrecognized compensation cost related to performance share unit awards was $6.3 million, which is expected to be recognized over a weighted average period of 2.20 years.
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
The following table summarizes activity for PBF Energy performance unit awards:

(in millions)	Number of PBF Energy Performance Units (in equivalent $’s)
Nonvested at January 1, 2020	$15.1
Granted	8.5
Vested (a)	(7.3)
Forfeited	(0.2)
Nonvested at December 31, 2020	$16.1
(a) In 2020, Performance Units with fair value of $3.2 million were vested.
As of December 31, 2020, unrecognized compensation cost related to performance unit awards was $4.8 million, which is expected to be recognized over a weighted average period of 2.47 years.

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
In the years ended December 31, 2020, 2019 and 2018, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common unit on that date. The estimated fair value of PBFX’s phantom units is amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions are met. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $5.2 million as of December 31, 2020, which will be recognized from 2021 through 2024. The fair value of nonvested phantom units outstanding as of December 31, 2020 totaled $11.8 million.
A summary of PBFX’s unit award activity for the years ended December 31, 2020, 2019 and 2018 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	761,840	$20.77
Granted	342,482	8.14
Vested	(325,384)	20.63
Forfeited	(9,250)	13.34
Nonvested at December 31, 2020	769,688	$15.29
The following table reflects activity related to our phantom units:

	December 31, 2020	December 31, 2019	December 31, 2018
Weighted-average grant-date fair value per share of phantom unit granted	$8.14	$21.39	$19.95
Fair value of phantom unit vested (in millions)	$3.2	$6.2	$4.7
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $32.7 million, $27.5 million and $26.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The non-union Delaware City employees and all Paulsboro, Toledo, Chalmette, Torrance and Martinez employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero Energy Corporation which resulted in the recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan was amended during 2013 to include all corporate employees, amended in 2014 to include Delaware City and Toledo employees, amended in 2015 to include Chalmette employees, amended in 2016 to include Torrance employees and amended in 2020 to include Martinez employees.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2020 and 2019 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$271.2	$218.4	$17.5	$19.3
Service cost	59.0	43.6	1.0	1.0
Interest cost	6.9	8.3	0.4	0.7
Plan amendments	—	—	1.8	—
Benefit payments	(18.0)	(9.0)	(0.6)	(1.3)
Actuarial loss (gain)	10.2	9.9	1.9	(2.2)
Projected benefit obligation at end of year	$329.3	$271.2	$22.0	$17.5
Change in plan assets:
Fair value of plan assets at beginning of year	$197.4	$143.4	$—	$—
Actual return on plan assets	28.6	29.0	—	—
Benefits paid	(18.0)	(9.0)	(0.6)	(1.3)
Employer contributions	47.8	34.0	0.6	1.3
Fair value of plan assets at end of year	$255.8	$197.4	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$255.8	$197.4	$—	$—
Less benefit obligations at end of year	329.3	271.2	22.0	17.5
Funded status at end of year	$(73.5)	$(73.8)	$(22.0)	$(17.5)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2020 and 2019. The accumulated benefit obligation for the defined benefit plans approximated $281.5 million and $228.0 million at December 31, 2020 and 2019, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2021	$35.4	$2.1
2022	20.4	2.0
2023	17.8	1.9
2024	20.4	1.7
2025	23.5	1.7
Years 2026-2030	156.2	7.8
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $55.3 million to the Company’s Pension Plans during 2021.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost were as follows for the years ended December 31, 2020, 2019 and 2018:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$59.0	$43.6	$47.4	$1.0	$1.0	$1.1
Interest cost	6.9	8.3	5.8	0.4	0.7	0.7
Expected return on plan assets	(12.5)	(9.6)	(8.5)	—	—	—
Amortization of prior service cost and actuarial loss	0.3	0.3	0.2	0.6	0.5	0.7
Net periodic benefit cost	$53.7	$42.6	$44.9	$2.0	$2.2	$2.5

Lump sum payments made by the Supplemental Plan to employees retiring in 2020, 2019 and 2018 did not exceed the Plan’s total service and interest costs expected for those years.

The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2020	2019	2018	2020	2019	2018
Prior service costs	$—	$—	$—	$1.8	$—	$—
Net actuarial (gain) loss	(5.9)	(10.7)	1.9	1.9	(2.3)	(3.4)
Amortization of losses and prior service cost	(0.3)	(0.3)	(0.8)	(0.6)	(0.5)	(0.7)
Total changes in other comprehensive (income) loss	$(6.2)	$(11.0)	$1.1	$3.1	$(2.8)	$(4.1)
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2020, and 2019 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2020	2019	2020	2019
Prior service costs	$(0.6)	$(0.7)	$(5.0)	$(4.0)
Net actuarial (loss) gain	(8.4)	(14.5)	3.9	6.1
Total	$(9.0)	$(15.2)	$(1.1)	$2.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine the benefit obligations as of December 31, 2020, and 2019 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2020	2019	2020	2019	2020	2019
Discount rate - benefit obligations	2.36%	3.21%	2.21%	3.09%	1.90%	2.88%
Rate of compensation increase	4.28%	4.28%	4.50%	4.50%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rates:
Effective rate for service cost	2.94%	4.24%	3.62%	2.79%	4.19%	3.58%	2.86%	4.21%	3.59%
Effective rate for interest cost	2.50%	3.92%	3.21%	2.33%	3.83%	3.15%	2.21%	3.69%	2.97%
Effective rate for interest on service cost	2.59%	4.00%	3.32%	2.42%	3.90%	3.24%	2.68%	4.09%	3.46%
Cash balance interest credit rate	2.19%	3.34%	2.88%	2.19%	3.34%	2.88%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.75%	6.00%	6.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.28%	4.55%	4.53%	4.50%	5.00%	5.00%	N/A	N/A	N/A

The assumed health care cost trend rates as of December 31, 2020 and 2019 were as follows:

	Post-Retirement Medical Plan
	2020	2019
Health care cost trend rate assumed for next year	5.4%	5.7%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2020 and 2019 by level of fair value hierarchy. Assets categorized in Level 2 of the hierarchy consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient (Level 2)
	December 31,
(in millions)	2020	2019
Equities:
Domestic equities	$64.4	$47.8
Developed international equities	38.2	29.5
Global low volatility equities	22.5	16.9
Emerging market equities	20.7	14.9
Fixed-income	95.7	74.9
Real Estate	13.3	8.3
Cash and cash equivalents	1.0	5.1
Total	$255.8	$197.4
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2020, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. REVENUES
Adoption of ASC 606, “Revenue from Contracts with Customers”
Effective January 1, 2018, the Company adopted ASC 606. The Company adopted ASC 606 using the modified retrospective method, which has been applied for the years ended December 31, 2020, 2019 and 2018. The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are detailed below.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
As described in “Note 22 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Year Ended December 31,
(in millions)	2020	2019	2018
Refining Segment:
Gasoline and distillates	$12,799.4	$21,278.4	$23,032.6
Feedstocks and other	935.5	806.9	1,372.3
Asphalt and blackoils	777.9	1,426.4	1,592.9
Chemicals	351.5	682.3	842.8
Lubricants	180.7	274.9	321.5
Total Revenues	$15,045.0	$24,468.9	$27,162.1
Logistics Segment:
Logistics	360.3	340.2	283.4
Total revenue prior to eliminations	$15,405.3	$24,809.1	$27,445.5
Elimination of intercompany revenue	(289.4)	(300.9)	(259.4)
Total Revenues	$15,115.9	$24,508.2	$27,186.1

The majority of the Company’s revenues are generated from the sale of refined petroleum products reported in the Refining segment. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Refining segment also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by the Company’s adoption of ASC 606.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $47.2 million and $20.1 million as of December 31, 2020 and December 31, 2019, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see “Note 16 - Stockholders’ and Members’ Equity Structure”). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes.
Valuation Allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. Negative evidence evaluated as part of this assessment included PBF Energy’s cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits PBF Energy’s ability to consider other subjective evidence, such as PBF Energy’s projections for future taxable income as market conditions, commodity prices and demand for refined petroleum products normalize.
On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $358.4 million has been recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as PBF Energy’s projections for future taxable income.
The income tax provision in the PBF Energy Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current expense (benefit):
Federal	$(1.7)	$0.2	$0.8
Foreign	—	0.1	—
State	2.2	0.3	—
Total current	0.5	0.6	0.8

Deferred expense (benefit):
Federal	(6.6)	91.8	18.7
Foreign	5.4	(8.7)	7.2
State	2.8	20.6	6.8
Total deferred	1.6	103.7	32.7
Total provision for income taxes	$2.1	$104.3	$33.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018

Provision at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.6%	3.9%	5.0%
Nondeductible/nontaxable items	(0.1)%	0.1%	1.0%
Rate differential from foreign jurisdictions	—%	(0.2)%	0.9%
Provision to return adjustment	(0.1)%	(0.1)%	(4.0)%
Adjustment to deferred tax assets and liabilities for change in tax rates	0.1%	(0.5)%	—%
Stock-based compensation	—%	0.1%	(2.6)%
Deferred tax asset valuation allowance	(25.8)%	—%	—%
Other	(0.9)%	0.3%	(0.6)%
Effective tax rate	(0.2)%	24.6%	20.7%
PBF Energy’s effective income tax rate for the years ended December 31, 2020, 2019 and 2018, including the impact of income attributable to noncontrolling interests of $59.1 million, $55.8 million and $47.0 million, respectively, was (0.2)%, 21.8% and 16.0%, respectively.
For the year ended December 31, 2020 PBF Energy’s effective tax rate was affected by the valuation allowance described above. For the year ended December 31, 2019, PBF Energy’s effective tax rate was materially consistent with its statutory federal and state tax rates. For the year ended December 31, 2018, the main drivers of PBF Energy’s reduced effective tax rate related to the treatment of stock-based compensation excess tax benefits under recently adopted ASU No. 2017-09, “Compensation—Stock Compensation”, and the provision to return adjustments primarily attributable to the state business mix apportionment.
For financial reporting purposes, income (loss) before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018

United States income (loss)	$(1,413.0)	$450.0	$134.3
Foreign income (loss)	22.7	(26.3)	27.5
Total income (loss) before income taxes attributable to PBF Energy Inc. stockholders	$(1,390.3)	$423.7	$161.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the components of PBF Energy’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2020	December 31, 2019
Deferred tax assets
Purchase interest step-up	$155.2	$278.1
Inventory	146.5	10.5
Pension, employee benefits and compensation	48.5	60.3
Hedging	4.3	3.3
Net operating loss carry forwards	566.9	136.3
Environmental liabilities	100.8	33.6
Lease liabilities	223.4	83.4
Interest expense limitation carry forwards	55.8	31.5
Other	28.4	29.2
Total deferred tax assets	1,329.8	666.2
Valuation allowances	(358.4)	—
Total deferred tax assets, net	971.4	666.2

Deferred tax liabilities
Property, plant and equipment	845.1	678.1
Right of use assets	223.4	83.6
Other	2.5	1.4
Total deferred tax liabilities	1,071.0	763.1
Net deferred tax liabilities	$(99.6)	$(96.9)

As of December 31, 2020, PBF Energy has federal and state income tax net operating loss carry forwards of $2,313.0 million and $102.6 million, respectively. The portion of the federal net operating loss carry forward that was generated in years prior to 2018 expires in varying amounts through 2037. A federal net operating loss of $1,764.2 million from 2019 and 2020 has an indefinite carry forward period and can be used to offset 80% of taxable income in future years. The state net operating loss carry forwards expire at various dates from 2029 through 2040 with certain jurisdictions having indefinite net operating loss carry forwards periods. The Company has recorded valuation allowances against these assets, as it is deemed “more likely than not” that the deferred tax assets will not be realized.
The reported income tax (benefit) expense in the PBF LLC Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current income tax (benefit) expense	$(1.2)	$0.5	$0.8
Deferred income tax expense (benefit)	7.3	(8.8)	7.2
Total income tax expense (benefit)	$6.1	$(8.3)	$8.0

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2017
New Jersey	2015
Michigan	2016
Delaware	2017
Indiana	2017
Pennsylvania	2017
New York	2017
Louisiana	2017
California	2016
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
Refining
The Company’s Refining segment includes the operations of its six refineries, including certain related logistics assets that are not owned by PBFX. The Company’s refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico, and is able to ship products to other international destinations.
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
Total assets of each segment consist of property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of non-operating property, plant and equipment and other assets not directly related to the Company’s refinery and logistics operations.
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2020, 2019 and 2018 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
PBF Energy (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,045.0	$360.3	$—	$(289.4)	$15,115.9
Depreciation and amortization expense	498.0	53.7	11.3	—	563.0
Income (loss) from operations	(1,450.4)	195.3	(161.7)	—	(1,416.8)
Interest expense, net	1.7	47.9	208.6	—	258.2
Capital expenditures (1)	1,546.6	12.3	10.7	—	1,569.6

	Year Ended December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$24,468.9	$340.2	$—	$(300.9)	$24,508.2
Depreciation and amortization expense	386.7	38.6	10.8	—	436.1
Income (loss) from operations (2) (3)	767.9	159.3	(270.3)	(7.9)	649.0
Interest expense, net	1.3	51.1	107.2	—	159.6
Capital expenditures	708.9	31.7	8.3	—	748.9

	Year Ended December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,162.1	$283.4	$—	$(259.4)	$27,186.1
Depreciation and amortization expense	329.3	29.8	10.6	—	369.7
Income (loss) from operations (3)	498.2	143.9	(266.2)	(17.8)	358.1
Interest expense, net	7.6	43.0	119.3	—	169.9
Capital expenditures (4)	552.0	175.7	6.2	—	733.9

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$54.4	$(53.2)	$10,499.8

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$8,154.8	$973.0	$52.7	$(48.1)	$9,132.4

	Year Ended December 31, 2020
PBF LLC (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,045.0	$360.3	$—	$(289.4)	$15,115.9
Depreciation and amortization expense	498.0	53.7	11.3	—	563.0
Income (loss) from operations	(1,450.4)	195.3	(160.9)	—	(1,416.0)
Interest expense, net	1.7	47.9	218.9	—	268.5
Capital expenditures (1)	1,546.6	12.3	10.7	—	1,569.6

	Year Ended December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$24,468.9	$340.2	$—	$(300.9)	$24,508.2
Depreciation and amortization expense	386.7	38.6	10.8	—	436.1
Income (loss) from operations (2) (3)	767.9	159.3	(268.6)	(7.9)	650.7
Interest expense, net	1.3	51.1	116.7	—	169.1
Capital expenditures	708.9	31.7	8.3	—	748.9

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,162.1	$283.4	$—	$(259.4)	$27,186.1
Depreciation and amortization expense	329.3	29.8	10.6	—	369.7
Income (loss) from operations (3)	498.2	143.9	(264.4)	(17.8)	359.9
Interest expense, net	7.6	43.0	127.9	—	178.5
Capital expenditures (4)	552.0	175.7	6.2	—	733.9

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$52.3	$(53.2)	$10,497.7

	Balance at December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (2)	$8,154.8	$973.0	$49.4	$(48.1)	$9,129.1

(1)    The Refining segment includes capital expenditures of $1,176.2 million for the acquisition of the Martinez refinery in the first quarter of 2020.
(2)    On April 24, 2019, PBFX entered into the TVPC Contribution Agreement, pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding. Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in TVPC. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
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
(4)    The Logistics segment includes capital expenditures of $58.4 million for the PBFX acquisition of the Knoxville Terminals on April 16, 2018 and $75.0 million for the PBFX acquisition of the East Coast Storage Assets on October 1, 2018.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Year Ended December 31,
Basic Earnings Per Share:	2020	2019	2018
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(1,392.4)	$319.4	$128.3
Less: Income allocated to participating securities	0.1	0.5	0.7
Income (loss) available to PBF Energy Inc. stockholders - basic	$(1,392.5)	$318.9	$127.6
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	119,617,998	119,887,646	115,190,262
Basic net income (loss) attributable to PBF Energy per Class A common share	$(11.64)	$2.66	$1.11

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(1,392.5)	$318.9	$127.6
Plus: Net income (loss) attributable to noncontrolling interest (1)	(17.1)	4.3	4.6
Less: Income tax benefit (expense) on net income (loss) attributable to noncontrolling interest (1)	4.6	(1.0)	(1.2)
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(1,405.0)	$322.2	$131.0

Denominator (1):
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	119,617,998	119,887,646	115,190,262
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	1,042,667	1,207,581	1,938,089
Common stock equivalents (2)	—	758,072	1,645,255
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	120,660,665	121,853,299	118,773,606
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$(11.64)	$2.64	$1.10

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——————————
(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.6%, 24.9% and 26.0% annualized statutory corporate tax rate for the years ended December 31, 2020, 2019 and 2018) attributable to the converted units.

(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and PSUs and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 14,446,894, 6,765,526 and 1,293,242 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the years ended December 31, 2020, 2019 and 2018, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2020 and 2019.

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

	As of December 31, 2020
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$411.6	$—	$—	$411.6	N/A	$411.6
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included with inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Contingent consideration obligation	—	—	12.1	12.1	—	12.1

	As of December 31, 2019
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$111.8	$—	$—	$111.8	N/A	$111.8
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3
Contingent consideration obligation	—	—	26.1	26.1	—	26.1

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
•When applicable, commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps are derived using broker quotes, prices from other third party sources and other available market based data.
•The contingent consideration obligation at December 31, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2020 and 2019, $21.2 million and $10.3 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration:

	Year Ended December 31,
(in millions)	2020	2019
Balance at beginning of period	$26.1	$21.6
Additions	77.3	—
Accretion on discounted liabilities	3.8	1.9
Settlements	(3.0)	—
Unrealized gain included in earnings	(92.1)	2.6
Balance at end of period	$12.1	$26.1

There were no transfers between levels during the years ended December 31, 2020 and 2019, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.6	$1,232.9	$—	$—
2028 Senior Notes (a)	1,000.0	562.5	—	—
2025 Senior Notes (a)	725.0	475.3	725.0	776.5
2023 Senior Notes (a) (b)	—	—	500.0	519.7
PBFX 2023 Senior Notes (a)	526.6	503.0	527.2	543.0
Revolving Credit Facility (c)	900.0	900.0	—	—
PBFX Revolving Credit Facility (c)	200.0	200.0	283.0	283.0
PBF Rail Term Loan (c)	7.4	7.4	14.5	14.5
Catalyst financing arrangements (d)	102.5	102.5	47.6	47.6
	4,712.1	3,983.6	2,097.3	2,184.3
Less - Current debt	(7.4)	(7.4)	—	—
Less - Unamortized deferred financing costs	(51.1)	n/a	(32.4)	n/a
Long-term debt	$4,653.6	$3,976.2	$2,064.9	$2,184.3
_________________________
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) As disclosed in “Note 10 - Credit Facilities and Debt”, the 2023 Senior Notes were redeemed in full on February 14, 2020.
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

As of December 31, 2020, there were no barrels of crude oil and feedstocks (27,580 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2020, there were 2,604,736 barrels of intermediates and refined products (3,430,635 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2020, there were 7,183,000 barrels of crude oil and 2,810,000 barrels of refined products (5,511,000 and 5,788,000, respectively, as of December 31, 2019), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2020 and December 31, 2019 and the line items in the Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$11.3
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)

Derivatives not designated as hedging instruments:
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$12.6
For the year ended December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(25.4)
For the year ended December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$31.8

Derivatives not designated as hedging instruments:
For the year ended December 31, 2020:
Commodity contracts	Cost of products and other	$44.4
For the year ended December 31, 2019:
Commodity contracts	Cost of products and other	$36.5
For the year ended December 31, 2018:
Commodity contracts	Cost of products and other	$(123.8)

Hedged items designated in fair value hedges:
For the year ended December 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(12.6)
For the year ended December 31, 2019:
Intermediate and refined product inventory	Cost of products and other	$25.4
For the year ended December 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$(31.8)

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2020, 2019 and 2018.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. SUBSEQUENT EVENTS
PBFX Distributions
On February 11, 2021, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on March 17, 2021 to PBFX unitholders of record as of February 25, 2021.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 18, 2021

PBF ENERGY COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2021

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board	February 18, 2021
(Thomas J. Nimbley)	of Directors (Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 18, 2021
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 18, 2021
(John Barone)	(Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 18, 2021
(Spencer Abraham)

/s/ Wayne A. Budd	Director	February 18, 2021
(Wayne A. Budd)

/s/ Karen B. Davis	Director	February 18, 2021
(Karen B. Davis)

/s/ Gene Edwards	Director	February 18, 2021
(Gene Edwards)

/s/ William Hantke	Director	February 18, 2021
(William Hantke)

/s/ Robert J. Lavinia	Director	February 18, 2021
(Robert J. Lavinia)

/s/ Kimberly S. Lubel	Director	February 18, 2021
(Kimberly S. Lubel)

/s/ George E. Ogden	Director	February 18, 2021
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer	February 18, 2021
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 18, 2021
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 18, 2021
(John Barone)	(Principal Accounting Officer)

Managing Member:
PBF Energy Inc.
/s/ Trecia Canty	Senior Vice President, General Counsel & Corporate	February 18, 2021
(Trecia Canty)	Secretary