Form 10-Q
period 2021-06-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2021-07-29
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑

As of July 23, 2021, PBF Energy Inc. had 120,247,995 shares of Class A common stock and 16 shares of Class B common stock outstanding. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of June 30, 2021. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Form 10-Q”) is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of June 30, 2021. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of June 30, 2021, PBF LLC also holds a 47.9% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (“MLP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2020 of PBF Energy and PBF LLC, which we refer to as our 2020 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•our obligation to buy Renewable Identification Numbers (“RINs”) and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as Assembly Bill 32 (“AB 32”);
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

•termination of our Inventory Intermediation Agreements (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) which are scheduled to expire in August 2021 and December 2021 and could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products (the “J. Aron Products”) located at the Company’s storage tanks at the Delaware City and Paulsboro refineries and at a PBFX storage facility upon termination of these agreements;
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
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32, or from actions taken by environmental interest groups;
•our ability to make acquisitions or investments, including in renewable diesel production, and to realize the benefits from such acquisitions or investments;
•unforeseen liabilities associated with the Martinez Acquisition (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and any other acquisitions or investments;
•risks associated with the operation of PBFX as a separate, publicly-traded entity;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $32.4 and $36.3, respectively)	$1,479.7	$1,609.5
Accounts receivable	1,007.8	512.9
Inventories	2,636.2	1,686.2
Prepaid and other current assets	142.8	58.8
Total current assets	5,266.5	3,867.4

Property, plant and equipment, net (PBFX: $807.2 and $820.2, respectively)	4,834.8	4,843.3
Lease right of use assets	741.2	916.9
Deferred charges and other assets, net	811.7	872.2
Total assets	$11,654.2	$10,499.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$783.3	$407.0
Accrued expenses	2,869.0	1,911.5
Deferred revenue	28.8	47.2
Current operating lease liabilities	66.2	78.4
Current debt	3.7	7.4
Total current liabilities	3,751.0	2,451.5

Long-term debt (PBFX: $681.7 and $720.8, respectively)	4,624.4	4,653.6
Deferred tax liabilities	96.1	99.6
Long-term operating lease liabilities	600.5	756.0
Long-term financing lease liabilities	63.7	68.3
Other long-term liabilities	271.6	268.5
Total liabilities	9,407.3	8,297.5

Commitments and contingencies (Note 9)

Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,247,995 shares outstanding at June 30, 2021, 120,101,641 shares outstanding at December 31, 2020	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 16 shares outstanding at June 30, 2021, 16 shares outstanding at December 31, 2020	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at June 30, 2021 and December 31, 2020	—	—
Treasury stock, at cost, 6,636,172 shares outstanding at June 30, 2021 and 6,549,449 shares outstanding at December 31, 2020	(168.5)	(167.3)
Additional paid in capital	2,862.5	2,846.2
Retained earnings (Accumulated deficit)	(1,020.5)	(1,027.1)
Accumulated other comprehensive loss	(9.2)	(9.1)
Total PBF Energy Inc. equity	1,664.4	1,642.8
Noncontrolling interest	582.5	559.5
Total equity	2,246.9	2,202.3
Total liabilities and equity	$11,654.2	$10,499.8

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,897.9	$2,515.8	$11,822.7	$7,793.3

Cost and expenses:
Cost of products and other	6,100.7	1,753.1	10,291.7	7,716.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	483.8	442.1	965.1	973.8
Depreciation and amortization expense	111.6	122.3	225.7	239.0
Cost of sales	6,696.1	2,317.5	11,482.5	8,929.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	55.0	57.9	102.8	140.4
Depreciation and amortization expense	3.3	2.8	6.7	5.7
Change in fair value of contingent consideration	(4.0)	(12.1)	26.1	(64.9)
Gain on sale of assets	—	(471.1)	(0.6)	(471.1)
Total cost and expenses	6,750.4	1,895.0	11,617.5	8,539.3

Income (loss) from operations	147.5	620.8	205.2	(746.0)

Other income (expense):
Interest expense, net	(80.8)	(65.5)	(161.1)	(114.7)
Change in Tax Receivable Agreement liability	—	—	—	(11.6)
Change in fair value of catalyst obligations	5.8	(5.1)	(4.2)	6.6
Debt extinguishment costs	—	—	—	(22.2)
Other non-service components of net periodic benefit cost	1.9	1.1	3.9	2.1
Income (loss) before income taxes	74.4	551.3	43.8	(885.8)
Income tax expense (benefit)	4.5	138.3	(3.9)	(236.3)
Net income (loss)	69.9	413.0	47.7	(649.5)
Less: net income attributable to noncontrolling interests	22.0	23.9	41.1	27.3
Net income (loss) attributable to PBF Energy Inc. stockholders	$47.9	$389.1	$6.6	$(676.8)

Weighted-average shares of Class A common stock outstanding
Basic	120,230,133	120,010,882	120,211,219	119,499,392
Diluted	121,916,175	121,428,900	121,687,236	120,612,601
Net income (loss) available to Class A common stock per share:
Basic	$0.40	$3.24	$0.05	$(5.66)
Diluted	$0.39	$3.23	$0.05	$(5.67)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$69.9	$413.0	$47.7	$(649.5)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.1	0.1	(0.5)	0.7
Net gain (loss) on pension and other post-retirement benefits	0.2	0.2	0.4	(3.2)
Total other comprehensive income (loss)	0.3	0.3	(0.1)	(2.5)
Comprehensive income (loss)	70.2	413.3	47.6	(652.0)
Less: comprehensive income attributable to noncontrolling interests	22.0	23.9	41.1	27.3
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$48.2	$389.4	$6.5	$(679.3)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2021	120,180,989	$0.1	16	$—	$2,852.7	$(1,068.4)	$(9.5)	6,615,007	$(168.2)	$569.4	$2,176.1

Comprehensive income	—	—	—	—	—	47.9	0.3	—	—	22.0	70.2
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.0)	(10.0)
Stock-based compensation expense	—	—	—	—	6.9	—	—	—	—	2.8	9.7
Transactions in connection with stock-based compensation plans	81,840	—	—	—	(0.3)	—	—	—	—	(1.0)	(1.3)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	6,331	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(21,165)	—	—	—	0.3	—	—	21,165	(0.3)	—	—
Other	—	—	—	—	2.9	—	—	—	—	(0.7)	2.2
Balance, June 30, 2021	120,247,995	$0.1	16	$—	$2,862.5	$(1,020.5)	$(9.2)	6,636,172	$(168.5)	$582.5	$2,246.9

Balance, March 31, 2020	119,986,604	$0.1	18	$—	$2,825.6	$(700.6)	$(11.1)	6,455,792	$(165.7)	$531.2	$2,479.5

Comprehensive income	—	—	—	—	—	389.1	0.3	—	—	23.9	413.3
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(9.9)	(9.9)
Stock-based compensation expense	—	—	—	—	6.7	—	—	—	—	0.9	7.6
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	46,392	—	(1)	—	0.4	—	—	—	—	(0.4)	—
Treasury stock purchases	(138)	—	—	—	—	—	—	138	—	—	—
Other	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, June 30, 2020	120,032,858	$0.1	17	$—	$2,832.7	$(311.5)	$(10.8)	6,455,930	$(165.7)	$544.9	$2,889.7

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3

Comprehensive income (loss)	—	—	—	—	—	6.6	(0.1)	—	—	41.1	47.6
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(20.0)	(20.0)
Stock-based compensation expense	—	—	—	—	12.8	—	—	—	—	3.8	16.6
Transactions in connection with stock-based compensation plans	188,722	—	—	—	(0.8)	—	—	—	—	(1.0)	(1.8)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	44,355	—	—	—	0.2	—	—	—	—	(0.2)	—
Treasury stock purchases	(86,723)	—	—	—	1.2	—	—	86,723	(1.2)	—	—
Other	—	—	—	—	2.9	—	—	—	—	(0.7)	2.2
Balance, June 30, 2021	120,247,995	$0.1	16	$—	$2,862.5	$(1,020.5)	$(9.2)	6,636,172	$(168.5)	$582.5	$2,246.9

Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5

Comprehensive income (loss)	—	—	—	—	—	(676.8)	(2.5)	—	—	27.3	(652.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(27.0)	(27.0)
Stock-based compensation expense	—	—	—	—	13.5	—	—	—	—	2.2	15.7
Transactions in connection with stock-based compensation plans	9,361	—	—	—	(0.7)	—	—	—	—	—	(0.7)
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	249,669	—	(3)	—	2.3	—	—	—	—	(2.3)	—
Treasury stock purchases	(31,143)	—	—	—	—	—	—	31,143	—	—	—
Other	—	—	—	—	5.3	—	—	—	—	(0.8)	4.5
Balance, June 30, 2020	120,032,858	$0.1	17	$—	$2,832.7	$(311.5)	$(10.8)	6,455,930	$(165.7)	$544.9	$2,889.7

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$47.7	$(649.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	240.9	254.0
Stock-based compensation	17.8	18.7
Change in fair value of catalyst obligations	4.2	(6.6)
Deferred income taxes	(3.5)	(236.7)
Change in Tax Receivable Agreement liability	—	11.6
Non-cash change in inventory repurchase obligations	42.2	(25.7)
Non-cash lower of cost or market inventory adjustment	(669.6)	701.4
Change in fair value of contingent consideration	26.1	(64.9)
Debt extinguishment costs	—	22.2
Pension and other post-retirement benefit costs	25.3	27.3
Gain on sale of assets	(0.6)	(471.1)

Changes in operating assets and liabilities:
Accounts receivable	(494.9)	406.0
Inventories	(280.4)	24.8
Prepaid and other current assets	(84.0)	(55.7)
Accounts payable	373.4	(192.2)
Accrued expenses	883.4	(366.0)
Deferred revenue	(18.4)	0.4
Other assets and liabilities	(44.9)	(26.8)
Net cash provided by (used in) operating activities	$64.7	$(628.8)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(84.6)	(120.4)
Expenditures for deferred turnaround costs	(38.5)	(159.2)
Expenditures for other assets	(16.5)	(7.2)
Acquisition of Martinez refinery	—	(1,176.2)
Proceeds from sale of assets	—	529.4
Net cash used in investing activities	$(139.6)	$(933.6)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Dividend payments	$—	$(35.9)
Distributions to PBFX public unitholders	(19.5)	(26.5)
Distributions to T&M and Collins shareholders	(0.7)	—
Distributions to PBF Energy Company LLC members other than PBF Energy	—	(0.4)
Proceeds from 2025 9.25% Senior Secured Notes	—	1,000.0
Proceeds from 2028 6.00% Senior Notes	—	1,000.0
Redemption of 2023 7.00% Senior Notes	—	(517.5)
Proceeds from revolver borrowings	—	1,150.0
Repayments of revolver borrowings	—	(550.0)
Proceeds from PBFX revolver borrowings	—	100.0
Repayments of PBFX revolver borrowings	(40.0)	(135.0)
Repayments of PBF Rail Term Loan	(3.7)	(3.6)
Settlement of catalyst obligations	—	(8.8)
Payments on financing leases	(7.1)	(5.7)
Proceeds from insurance premium financing	28.0	33.8
Payments of contingent consideration	(12.2)	—
Deferred financing costs and other	0.3	(27.7)
Net cash (used in) provided by financing activities	$(54.9)	$1,972.7

Net (decrease) increase in cash and cash equivalents	(129.8)	410.3
Cash and cash equivalents, beginning of period	1,609.5	814.9
Cash and cash equivalents, end of period	$1,479.7	$1,225.2

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$48.0	$29.9
Assets acquired or remeasured under operating and financing leases	(127.9)	224.3
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3
Cash paid during the period for:
Interest (net of capitalized interest of $4.9 million and $5.9 million in 2021 and 2020, respectively)	$152.4	$73.0
Income taxes	4.7	0.6

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $32.4 and $36.3, respectively)	$1,477.4	$1,607.3
Accounts receivable	1,007.8	512.9
Inventories	2,636.2	1,686.2
Prepaid and other current assets	142.8	58.8
Total current assets	5,264.2	3,865.2

Property, plant and equipment, net (PBFX: $807.2 and $820.2, respectively)	4,834.8	4,843.3
Lease right of use assets	741.2	916.9
Deferred charges and other assets, net	811.8	872.3
Total assets	$11,652.0	$10,497.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$783.3	$406.9
Accrued expenses	2,915.1	1,951.2
Deferred revenue	28.8	47.2
Current operating lease liabilities	66.2	78.4
Current debt	3.7	7.4
Total current liabilities	3,797.1	2,491.1

Long-term debt (PBFX: $681.7 and $720.8, respectively)	4,624.4	4,653.6
Affiliate note payable	375.3	376.3
Deferred tax liabilities	24.9	38.7
Long-term operating lease liabilities	600.5	756.0
Long-term financing lease liabilities	63.7	68.3
Other long-term liabilities	271.6	268.5
Total liabilities	9,757.5	8,652.5

Commitments and contingencies (Note 9)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 994,192 and 970,647 issued and outstanding at June 30, 2021 and December 31, 2020, no par or stated value	17.8	17.6
Series C Units, 120,269,226 and 120,122,872 issued and outstanding at June 30, 2021 and December 31, 2020, no par or stated value	2,233.7	2,220.3
Treasury stock, at cost	(168.5)	(167.3)
Retained earnings (accumulated deficit)	(676.7)	(690.5)
Accumulated other comprehensive loss	(6.2)	(6.1)
Total PBF Energy Company LLC equity	1,400.1	1,374.0
Noncontrolling interest	489.3	466.1
Total equity	1,889.4	1,840.1
Total liabilities, Series B units and equity	$11,652.0	$10,497.7

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,897.9	$2,515.8	$11,822.7	$7,793.3

Cost and expenses:
Cost of products and other	6,100.7	1,753.1	10,291.7	7,716.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	483.8	442.1	965.1	973.8
Depreciation and amortization expense	111.6	122.3	225.7	239.0
Cost of sales	6,696.1	2,317.5	11,482.5	8,929.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	54.1	57.6	101.6	140.1
Depreciation and amortization expense	3.3	2.8	6.7	5.7
Change in fair value of contingent consideration	(4.0)	(12.1)	26.1	(64.9)
Gain on sale of assets	—	(471.1)	(0.6)	(471.1)
Total cost and expenses	6,749.5	1,894.7	11,616.3	8,539.0

Income (loss) from operations	148.4	621.1	206.4	(745.7)

Other income (expense):
Interest expense, net	(83.2)	(68.1)	(166.1)	(119.8)
Change in fair value of catalyst obligations	5.8	(5.1)	(4.2)	6.6
Debt extinguishment costs	—	—	—	(22.2)
Other non-service components of net periodic benefit cost	1.9	1.1	3.9	2.1
Income (loss) before income taxes	72.9	549.0	40.0	(879.0)
Income tax (benefit) expense	(4.3)	(4.4)	(14.9)	9.8
Net income (loss)	77.2	553.4	54.9	(888.8)
Less: net income attributable to noncontrolling interests	21.6	19.5	41.1	37.5
Net income (loss) attributable to PBF Energy Company LLC	$55.6	$533.9	$13.8	$(926.3)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$77.2	$553.4	$54.9	$(888.8)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.1	0.1	(0.5)	0.7
Net gain on pension and other post-retirement benefits	0.2	0.2	0.4	0.4
Total other comprehensive income (loss)	0.3	0.3	(0.1)	1.1
Comprehensive income (loss)	77.5	553.7	54.8	(887.7)
Less: comprehensive income attributable to noncontrolling interests	21.6	19.5	41.1	37.5
Comprehensive income (loss) attributable to PBF Energy Company LLC	$55.9	$534.2	$13.7	$(925.2)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, March 31, 2021	993,947	$17.7	120,202,220	$2,226.5	$(6.5)	$(732.3)	$476.6	$(168.2)	$1,813.8
Comprehensive income	—	—	—	—	0.3	55.6	21.6	—	77.5
Exchange of Series A units for PBF Energy Class A common stock	(6,331)	—	6,331	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(10.0)	—	(10.0)
Stock-based compensation expense	—	—	—	6.9	—	—	2.8	—	9.7
Transactions in connection with stock-based compensation plans	6,576	0.1	81,840	—	—	—	(1.0)	—	(0.9)
Treasury stock purchases	—	—	(21,165)	0.3	—	—	—	(0.3)	—
Other	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, June 30, 2021	994,192	$17.8	120,269,226	$2,233.7	$(6.2)	$(676.7)	$489.3	$(168.5)	$1,889.4

Balance, March 31, 2020	1,019,916	$18.0	120,007,835	$2,197.3	$(8.9)	$(354.1)	$434.9	$(165.7)	$2,121.5
Comprehensive income	—	—	—	—	0.3	533.9	19.5	—	553.7
Exchange of Series A units for PBF Energy Class A common stock	(46,392)	(0.4)	46,392	0.4	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(9.9)	—	(9.9)
Stock-based compensation expense	—	—	—	6.7	—	—	0.9	—	7.6
Transactions in connection with stock-based compensation plans	2,101	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	(138)	—	—	—	—	—	—
Other	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance, June 30, 2020	975,625	$17.6	120,054,089	$2,204.4	$(8.6)	$179.8	$444.6	$(165.7)	$2,672.1

See notes to condensed consolidated financial statements.

 PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2020	970,647	$17.6	120,122,872	$2,220.3	$(6.1)	$(690.5)	$466.1	$(167.3)	$1,840.1
Comprehensive income (loss)	—	—	—	—	(0.1)	13.8	41.1	—	54.8
Exchange of Series A units for PBF Energy Class A common stock	(44,355)	(0.2)	44,355	0.2	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(20.0)	—	(20.0)
Stock-based compensation expense	—	—	—	12.8	—	—	3.8	—	16.6
Transactions in connection with stock-based compensation plans	67,900	0.4	188,722	(0.8)	—	—	(1.0)	—	(1.4)
Treasury stock purchases	—	—	(86,723)	1.2	—	—	—	(1.2)	—
Other	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, June 30, 2021	994,192	$17.8	120,269,226	$2,233.7	$(6.2)	$(676.7)	$489.3	$(168.5)	$1,889.4

Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1
Comprehensive income (loss)	—	—	—	—	1.1	(926.3)	37.5	—	(887.7)
Exchange of Series A units for PBF Energy Class A common stock	(249,669)	(2.3)	249,669	2.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(27.0)	—	(63.3)
Stock-based compensation expense	—	—	—	13.5	—	—	2.2	—	15.7
Transactions in connection with stock-based compensation plans	9,977	(0.1)	9,361	(0.8)	—	—	—	—	(0.9)
Treasury stock purchases	—	—	(31,143)	—	—	—	—	—	—
Other	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance, June 30, 2020	975,625	$17.6	120,054,089	$2,204.4	$(8.6)	$179.8	$444.6	$(165.7)	$2,672.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$54.9	$(888.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	240.9	254.0
Stock-based compensation	17.8	18.7
Change in fair value of catalyst obligations	4.2	(6.6)
Deferred income taxes	(13.8)	9.8
Non-cash change in inventory repurchase obligations	42.2	(25.7)
Non-cash lower of cost or market inventory adjustment	(669.6)	701.4
Change in fair value of contingent consideration	26.1	(64.9)
Debt extinguishment costs	—	22.2
Pension and other post-retirement benefit costs	25.3	27.3
Gain on sale of assets	(0.6)	(471.1)

Changes in operating assets and liabilities:
Accounts receivable	(494.9)	404.9
Inventories	(280.4)	24.8
Prepaid and other current assets	(84.0)	(55.7)
Accounts payable	373.5	(192.2)
Accrued expenses	889.9	(360.0)
Deferred revenue	(18.4)	0.4
Other assets and liabilities	(44.9)	(26.7)
Net cash provided by (used in) operating activities	$68.2	$(628.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(84.6)	(120.4)
Expenditures for deferred turnaround costs	(38.5)	(159.2)
Expenditures for other assets	(16.5)	(7.2)
Acquisition of Martinez refinery	—	(1,176.2)
Proceeds from sale of assets	—	529.4
Net cash used in investing activities	$(139.6)	$(933.6)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$—	$(36.3)
Distributions to PBFX public unitholders	(19.5)	(26.5)
Distributions to T&M and Collins shareholders	(0.7)	—
Proceeds from 2025 9.25% Senior Secured Notes	—	1,000.0
Proceeds from 2028 6.00% Senior Notes	—	1,000.0
Redemption of 2023 7.00% Senior Notes	—	(517.5)
Proceeds from revolver borrowings	—	1,150.0
Repayments of revolver borrowings	—	(550.0)
Proceeds from PBFX revolver borrowings	—	100.0
Repayments of PBFX revolver borrowings	(40.0)	(135.0)
Payments of contingent consideration	(12.2)	—
Repayments of PBF Rail Term Loan	(3.7)	(3.6)
Settlement of catalyst obligations	—	(8.8)
Payments on financing leases	(7.1)	(5.7)
Proceeds from insurance premium financing	28.0	33.8
Affiliate note payable with PBF Energy Inc.	(1.0)	0.6
Deferred financing costs and other	(2.3)	(27.8)
Net cash (used in) provided by financing activities	(58.5)	1,973.2

Net (decrease) increase in cash and cash equivalents	(129.9)	411.4
Cash and cash equivalents, beginning of period	1,607.3	813.7
Cash and cash equivalents, end of period	$1,477.4	$1,225.1

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$48.0	$29.9
Assets acquired or remeasured under operating and financing leases	(127.9)	224.3
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3
Cash paid during the period for:
Interest (net of capitalized interest of $4.9 million and $5.9 million in 2021 and 2020, respectively)	$152.4	$73.0
Income taxes	0.6	0.1

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
PBF Energy holds a 99.2% economic interest in PBF LLC as of June 30, 2021 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of June 30, 2021, PBF Energy held 120,269,226 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 994,192 PBF LLC Series A Units.
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
As of June 30, 2021, PBF LLC also held a 47.9% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 11 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of June 30, 2021, Transactions in connection with stock-based compensation plans, previously included in Exercise of warrants and options and Taxes paid for net settlement of equity-based compensation, in the Condensed Consolidated Statement of Changes in Equity, are now disclosed together within one line item in the Condensed Consolidated Statement of Changes in Equity. Certain of these amounts previously reported in the Company's Condensed Consolidated Financial Statements and the respective footnotes for prior periods have been reclassified to conform to the 2021 presentation.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the novel coronavirus (“COVID-19”) pandemic and related adverse impact on economic and commercial activity has resulted in a significant reduction in demand for refined petroleum and petrochemical products. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position. Demand for these products, however, has started to recover throughout the three and six months ended June 30, 2021 in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. The Company has adjusted throughput rates across its entire refining system to correlate with the gradual increases in demand, while still running below historic levels.
It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where the Company operates, the effectiveness of vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.
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

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of June 30, 2021, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of June 30, 2021, PBF LLC held a 47.9% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 52.1% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.

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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the $1.0 billion in aggregate principal amount of 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”), and borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”).
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

The Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2021 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition whereas the same period in 2020 includes the results of operations of such assets from the date of the Martinez Acquisition on February 1, 2020 to June 30, 2020. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

Six Months Ended June 30, 2020
(Unaudited, in millions)
PBF Energy
Pro-forma revenues	$8,157.1
Pro-forma net loss attributable to PBF Energy Inc. stockholders	(707.8)

PBF LLC
Pro-forma revenues	$8,157.1
Pro-forma net loss attributable to PBF LLC	(957.6)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Expenses
There were no acquisition costs for the three and six months ended June 30, 2021 or for the three months ended June 30, 2020. The Company incurred acquisition-related costs of $10.8 million for the six months ended June 30, 2020, consisting primarily of consulting and legal expenses related to the Martinez Acquisition. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2021 or December 31, 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

June 30, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,156.4	$—	$1,156.4
Refined products and blendstocks	1,041.2	300.6	1,341.8
Warehouse stock and other	138.0	—	138.0
	$2,335.6	$300.6	$2,636.2
Lower of cost or market adjustment	—	—	—
Total inventories	$2,335.6	$300.6	$2,636.2

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2
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
At June 30, 2021 the replacement value of inventories exceeded the last-in, first-out carrying value on a converted basis. During the three months ended June 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $264.0 million, reflecting no lower of cost or market (“LCM”) inventory reserve at June 30, 2021 in comparison with an LCM reserve of $264.0 million at March 31, 2021. During the six months ended June 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no LCM inventory reserve at June 30, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020.
During the three months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $584.2 million, reflecting the net change in the LCM inventory reserve from $1,687.2 million at March 31, 2020 to $1,103.0 million at June 30, 2020. During the six months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $701.4 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,103.0 million at June 30, 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	June 30, 2021	December 31, 2020
Renewable energy credit and emissions obligations (a)	$1,114.2	$528.1
Inventory-related accruals	1,005.2	695.0
Inventory intermediation agreements (b)	244.2	225.8
Excise and sales tax payable	127.6	120.1
Accrued transportation costs	85.0	72.1
Accrued utilities	58.0	58.6
Accrued interest	46.3	46.1
Accrued refinery maintenance and support costs	44.7	35.7
Accrued salaries and benefits	38.0	42.2
Accrued capital expenditures	28.0	15.0
Environmental liabilities	12.3	11.8
Current finance lease liabilities	11.9	14.4
Customer deposits	2.1	4.0
Contingent consideration	1.7	12.1
Other	49.8	30.5
Total accrued expenses	$2,869.0	$1,911.5

PBF LLC (in millions)	June 30, 2021	December 31, 2020
Renewable energy credit and emissions obligations (a)	$1,114.2	$528.1
Inventory-related accruals	1,005.2	695.0
Inventory intermediation agreements (b)	244.2	225.8
Excise and sales tax payable	127.6	120.1
Accrued interest	89.3	83.8
Accrued transportation costs	85.0	72.1
Accrued utilities	58.0	58.6
Accrued refinery maintenance and support costs	44.7	35.7
Accrued salaries and benefits	38.0	42.2
Accrued capital expenditures	28.0	15.0
Environmental liabilities	12.3	11.8
Current finance lease liabilities	11.9	14.4
Customer deposits	2.1	4.0
Contingent consideration	1.7	12.1
Other	52.9	32.5
Total accrued expenses	$2,915.1	$1,951.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

______________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. Renewable energy credit and emissions obligations are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2021 and December 31, 2020, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.

7. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	June 30, 2021	December 31, 2020
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	1,000.0	1,000.0
2025 Senior Notes	725.0	725.0
PBFX 2023 Senior Notes	525.0	525.0
Revolving Credit Facility	900.0	900.0
PBFX Revolving Credit Facility	160.0	200.0
PBF Rail Term Loan	3.7	7.4
Catalyst financing arrangements	106.6	102.5
	4,670.3	4,709.9
Less—Current debt	(3.7)	(7.4)
Unamortized premium	1.8	2.2
Unamortized deferred financing costs	(44.0)	(51.1)
Long-term debt	$4,624.4	$4,653.6

8. AFFILIATE NOTE PAYABLE - PBF LLC
As of June 30, 2021 and December 31, 2020, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $375.3 million and $376.3 million, respectively. The note payable has a maturity date of April 2030, an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $110.6 million as of June 30, 2021 ($113.7 million as of December 31, 2020), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $150.2 million and $153.7 million at June 30, 2021 and December 31, 2020, respectively, of which $137.9 million and $141.9 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statement of Operations. The value of the Martinez Contingent Consideration was estimated to be $24.3 million as of June 30, 2021 and zero as of December 31, 2020, representing anticipated future earn-out payments, if any.
In connection with the PBFX acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between PBFX and Crown Point included an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain acquired idled assets (the “PBFX Contingent Consideration”). PBFX and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $1.7 million and $12.1 million as of June 30, 2021 and December 31, 2020, respectively. The PBFX Contingent Consideration is included in “Accrued expenses” within the Company’s Condensed Consolidated Balance Sheets.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of June 30, 2021 (99.2% as of December 31, 2020). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not record a Tax Receivable Agreement liability as of June 30, 2021 or December 31, 2020, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the remeasurement of deferred tax assets. Refer to “Note 15 - Income Taxes” for more details.

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of June 30, 2021 and December 31, 2020
The table below provides the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Lease right of use assets	$668.6	$836.5
Finance lease assets	Lease right of use assets	72.6	80.4
Total lease right of use assets		$741.2	$916.9

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$66.2	$78.4
Finance lease liabilities	Accrued expenses	11.9	14.4
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	600.5	756.0
Finance lease liabilities	Long-term financing lease liabilities	63.7	68.3
Total lease liabilities		$742.3	$917.1

Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs (in millions)	2021	2020	2021	2020
Components of total lease costs:
Finance lease costs
Amortization of lease right of use assets	$3.9	$3.6	$7.8	$6.5
Interest on lease liabilities	1.1	1.1	2.2	2.0
Operating lease costs	44.0	42.1	86.8	70.3
Short-term lease costs	12.4	26.6	28.5	48.6
Variable lease costs	2.4	3.0	4.8	6.9
Total lease costs	$63.8	$76.4	$130.1	$134.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$86.6	$70.8
Operating cash flows for finance leases	2.2	2.0
Financing cash flows for finance leases	7.1	5.7
Supplemental non-cash changes to lease liabilities from obtaining or remeasuring right of use assets	(127.9)	224.3

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2021:

Weighted average remaining lease term - operating leases	13.4 years
Weighted average remaining lease term - finance leases	6.8 years

Weighted average discount rate - operating leases	15.4%
Weighted average discount rate - finance leases	5.5%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2021:

Amounts due within twelve months of June 30, (in millions)	Finance Leases	Operating Leases
2021	$15.7	$157.5
2022	12.8	140.9
2023	12.8	115.7
2024	12.3	111.8
2025	11.1	98.6
Thereafter	26.1	900.6
Total minimum lease payments	90.8	1,525.1
Less: effect of discounting	15.2	858.4
Present value of future minimum lease payments	75.6	666.7
Less: current obligations under leases	11.9	66.2
Long-term lease obligations	$63.7	$600.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

11. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% as of both June 30, 2021 and December 31, 2020.
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
The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2020 and June 30, 2021 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2020	970,647	120,101,641	121,072,288
	0.8%	99.2%	100.0%
June 30, 2021	994,192	120,247,995	121,242,187
	0.8%	99.2%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 47.9% limited partner interest in PBFX with the remaining 52.1% limited partner interest owned by the public common unitholders as of June 30, 2021. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBFX as of December 31, 2020 and June 30, 2021 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2020	32,411,207	29,953,631	62,364,838
	52.0%	48.0%	100.0%
June 30, 2021	32,556,745	29,953,631	62,510,376
	52.1%	47.9%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three and six months ended June 30, 2021 the Company recorded noncontrolling interest in the earnings of these subsidiaries of $2.3 million and $2.4 million, respectively. In the three and six months ended June 30, 2020 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.2 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2021 and 2020, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
Comprehensive income	6.5	—	2.4	38.7	47.6
Dividends and distributions	—	—	(0.7)	(20.0)	(20.7)
Stock-based compensation	12.8	—	—	3.8	16.6
Transactions in connection with stock-based compensation plans	(0.8)	—	—	(1.0)	(1.8)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.2	(0.2)	—	—	—
Other	2.9	—	—	—	2.9
Balance at June 30, 2021	$1,664.4	$93.2	$12.3	$477.0	$2,246.9

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(679.3)	(10.2)	—	37.5	(652.0)
Dividends and distributions	(35.9)	(0.4)	—	(27.0)	(63.3)
Stock-based compensation	13.5	—	—	2.2	15.7
Transactions in connection with stock-based compensation plans	(0.7)	—	—	—	(0.7)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2.3	(2.3)	—	—	—
Other	5.3	—	—	(0.8)	4.5
Balance at June 30, 2020	$2,344.8	$100.3	$10.9	$433.7	$2,889.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the six months ended June 30, 2021 and 2020, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,374.0	$10.6	$455.5	$1,840.1
Comprehensive income	13.7	2.4	38.7	54.8
Dividends and distributions	—	(0.7)	(20.0)	(20.7)
Stock-based compensation	12.8	—	3.8	16.6
Transactions in connection with stock-based compensation plans	(0.4)	—	(1.0)	(1.4)
Balance at June 30, 2021	$1,400.1	$12.3	$477.0	$1,889.4

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(925.2)	—	37.5	(887.7)
Dividends and distributions	(36.3)	—	(27.0)	(63.3)
Stock-based compensation	13.5	—	2.2	15.7
Transactions in connection with stock-based compensation plans	(0.9)	—	—	(0.9)
Other	—	—	(0.8)	(0.8)
Balance at June 30, 2020	$2,227.5	$10.9	$433.7	$2,672.1

12. DIVIDENDS AND DISTRIBUTIONS
On March 30, 2020, PBF Energy announced that it had suspended its quarterly dividend of $0.30 per share on its Class A common stock as part of its strategic plan to respond to the impact of the COVID-19 outbreak. As a result, there were no dividends or distributions for the three or six months ended June 30, 2021.

With respect to distributions paid during the six months ended June 30, 2021, PBFX paid a distribution on outstanding common units of $0.30 per unit on March 17, 2021 and $0.30 per unit on May 27, 2021 of which $18.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$14.3	$15.1	$28.7	$28.9
Interest cost	1.4	1.7	2.7	3.5
Expected return on plan assets	(3.5)	(3.1)	(7.1)	(6.2)
Amortization of prior service cost and actuarial loss	—	—	—	0.1
Net periodic benefit cost	$12.2	$13.7	$24.3	$26.3

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.5	$0.5
Interest cost	—	0.1	0.1	0.2
Amortization of prior service cost and actuarial loss	0.2	0.2	0.4	0.3
Net periodic benefit cost	$0.3	$0.5	$1.0	$1.0

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. REVENUES
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
As described in “Note 18 - Segment Information”, the Company’s business consists of the Refining segment and Logistics segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended June 30,
(in millions)	2021	2020
Refining Segment:
Gasoline and distillates	$5,990.6	$2,035.9
Asphalt and blackoils	298.4	164.1
Feedstocks and other	290.6	215.3
Chemicals	230.4	45.5
Lubricants	73.2	38.3
Total	6,883.2	2,499.1
Logistics Segment:
Logistics	89.8	89.2
Total revenues prior to eliminations	6,973	2,588.3
Elimination of intercompany revenues	(75.1)	(72.5)
Total Revenues	$6,897.9	$2,515.8

	Six Months Ended June 30,
(in millions)	2021	2020
Refining Segment:
Gasoline and distillates	$10,220.7	$6,606.3
Asphalt and blackoils	513.8	371.1
Feedstocks and other	502.9	526.6
Chemicals	425.1	158.3
Lubricants	133.9	96.8
Total	11,796.4	7,759.1
Logistics Segment:
Logistics	177.3	182.2
Total revenues prior to eliminations	11,973.7	7,941.3
Elimination of intercompany revenues	(151.0)	(148.0)
Total Revenues	$11,822.7	$7,793.3

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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $28.8 million and $47.2 million as of June 30, 2021 and December 31, 2020, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

15. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognize income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.2% as of both June 30, 2021 and December 31, 2020). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes.
Valuation Allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. Negative evidence evaluated as part of this assessment includes cumulative losses incurred over a three-year period. Such objective evidence could limit PBF Energy’s ability to consider other subjective evidence, such as PBF Energy’s projections for future taxable income as market conditions, commodity prices and demand for refined petroleum products normalize.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reported income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Current income tax expense (benefit)	$0.3	$0.2	$(0.4)	$0.4
Deferred income tax expense (benefit)	4.2	138.1	(3.5)	(236.7)
Total income tax expense (benefit)	$4.5	$138.3	$(3.9)	$(236.3)
The income tax provision is based on earnings (losses) before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2021, was 8.6% and (144.4)%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2020, was 26.2% and 25.9%, respectively.
PBF Energy’s effective income tax rate for the three and six months ended June 30, 2021, including the impact of income attributable to noncontrolling interests of $22.0 million and $41.1 million, respectively, was 6.0% and (8.9)%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2020, including the impact of income attributable to noncontrolling interests of $23.9 million and $27.3 million, respectively, was 25.1% and 26.7%, respectively.
For the three and six months ended June 30, 2021, the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to the changes in the deferred tax asset valuation allowance noted above.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Current income tax expense (benefit)	$0.1	$—	$(1.1)	$—
Deferred income tax (benefit) expense	(4.4)	(4.4)	(13.8)	9.8
Total income tax (benefit) expense	$(4.3)	$(4.4)	$(14.9)	$9.8
The Company has determined there are no material uncertain tax positions as of June 30, 2021. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2021 and December 31, 2020.
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

	As of June 30, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$254.7	$—	$—	$254.7	N/A	$254.7
Commodity contracts	30.8	1.8	—	32.6	(32.6)	—
Derivatives included with inventory intermediation agreement obligations	—	(30.9)	—	(30.9)	—	(30.9)
Liabilities:
Commodity contracts	46.5	—	—	46.5	(32.6)	13.9
Catalyst obligations	—	106.6	—	106.6	—	106.6
Renewable energy credit and emissions obligations	—	1,114.2	—	1,114.2	—	1,114.2
Contingent consideration obligations	—	—	26.1	26.1	—	26.1

	As of December 31, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$411.6	$—	$—	$411.6	N/A	$411.6
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included with inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Renewable energy credit and emissions obligations	—	528.1	—	528.1	—	528.1
Contingent consideration obligations	—	—	12.1	12.1	—	12.1

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
•Renewable energy credit and emissions obligations primarily represent our liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the AB 32 and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
•The contingent consideration obligations at June 30, 2021 and December 31, 2020 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2021 and December 31, 2020, $20.9 million and $21.2 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$30.1	$51.3	$12.1	$26.1
Additions	—	—	—	77.3
Accretion on discounted liabilities	—	2.1	—	2.8
Settlements	—	0.4	(12.1)	0.4
Unrealized (gain) loss included in earnings	(4.0)	(13.5)	26.1	(66.3)
Balance at end of period	$26.1	$40.3	$26.1	$40.3
There were no transfers between levels during the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020.

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,259.9	$1,250.0	$1,232.9
2028 Senior Notes (a)	1,000.0	672.8	1,000.0	562.5
2025 Senior Notes (a)	725.0	549.8	725.0	475.3
PBFX 2023 Senior Notes (a)	525.0	516.8	525.0	503.0
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
PBFX Revolving Credit Facility (b)	160.0	160.0	200.0	200.0
PBF Rail Term Loan (b)	3.7	3.7	7.4	7.4
Catalyst financing arrangements (c)	106.6	106.6	102.5	102.5
	4,670.3	4,169.6	4,709.9	3,983.6
Less - Current debt	(3.7)	(3.7)	(7.4)	(7.4)
Unamortized premium	1.8	n/a	2.2	n/a
Less - Unamortized deferred financing costs	(44.0)	n/a	(51.1)	n/a
Long-term debt	$4,624.4	$4,165.9	$4,653.6	$3,976.2

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
As of June 30, 2021 and December 31, 2020, there were no barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges. As of June 30, 2021, there were 2,351,182 barrels of intermediates and refined products (2,604,736 barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2021, there were 21,349,000 barrels of crude oil and 6,414,000 barrels of refined products (7,183,000 and 2,810,000, respectively, as of December 31, 2020), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding the fair values of derivative instruments as of June 30, 2021 and December 31, 2020, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(30.9)
December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$11.3

Derivatives not designated as hedging instruments:
June 30, 2021:
Commodity contracts	Accounts receivable	$(13.9)
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(34.2)
For the three months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(42.2)
For the six months ended June 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(42.2)
For the six months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$25.7

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2021:
Commodity contracts	Cost of products and other	$(19.7)
For the three months ended June 30, 2020:
Commodity contracts	Cost of products and other	$(13.2)
For the six months ended June 30, 2021:
Commodity contracts	Cost of products and other	$(34.5)
For the six months ended June 30, 2020:
Commodity contracts	Cost of products and other	$65.0

Hedged items designated in fair value hedges:
For the three months ended June 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$34.2
For the three months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$42.2
For the six months ended June 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$42.2
For the six months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(25.7)

The Company had no ineffectiveness related to fair value hedges for the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2021 and June 30, 2020 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2021
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,883.2	$89.8	$—	$(75.1)	$6,897.9
Depreciation and amortization expense	102.3	9.3	3.3	—	114.9
Income (loss) from operations	146.8	47.8	(47.1)	—	147.5
Interest expense, net	1.7	10.7	68.4	—	80.8
Capital expenditures	75.2	2.2	1.7	—	79.1

	Three Months Ended June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,499.1	$89.2	$—	$(72.5)	$2,515.8
Depreciation and amortization expense	111.1	11.2	2.8	—	125.1
Income (loss) from operations	614.6	50.1	(43.9)	—	620.8
Interest expense, net	0.7	12.7	52.1	—	65.5
Capital expenditures	143.8	1.8	2.2	—	147.8

	Six Months Ended June 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,796.4	$177.3	$—	$(151.0)	$11,822.7
Depreciation and amortization expense	207.0	18.7	6.7	—	232.4
Income (loss) from operations	232.7	95.7	(123.2)	—	205.2
Interest expense, net	3.5	21.4	136.2	—	161.1
Capital expenditures	133.3	3.5	2.8	—	139.6

	Six Months Ended June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,759.1	$182.2	$—	$(148.0)	$7,793.3
Depreciation and amortization expense	216.5	22.5	5.7	—	244.7
Income (loss) from operations	(771.8)	97.8	(72.0)	—	(746.0)
Interest expense, net	1.5	25.5	87.7	—	114.7
Capital expenditures (1)	1,447.9	7.9	7.2	—	1,463.0

	Balance at June 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,741.4	$918.7	$54.4	$(60.3)	$11,654.2

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$54.4	$(53.2)	$10,499.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2021
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$6,883.2	$89.8	$—	$(75.1)	$6,897.9
Depreciation and amortization expense	102.3	9.3	3.3	—	114.9
Income (loss) from operations	146.8	47.8	(46.2)	—	148.4
Interest expense, net	1.7	10.7	70.8	—	83.2
Capital expenditures	75.2	2.2	1.7	—	79.1

	Three Months Ended June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$2,499.1	$89.2	$—	$(72.5)	$2,515.8
Depreciation and amortization expense	111.1	11.2	2.8	—	125.1
Income (loss) from operations	614.6	50.1	(43.6)	—	621.1
Interest expense, net	0.7	12.7	54.7	—	68.1
Capital expenditures	143.8	1.8	2.2	—	147.8

	Six Months Ended June 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,796.4	$177.3	$—	$(151.0)	$11,822.7
Depreciation and amortization expense	207.0	18.7	6.7	—	232.4
Income (loss) from operations	232.7	95.7	(122.0)	—	206.4
Interest expense, net	3.5	21.4	141.2	—	166.1
Capital expenditures	133.3	3.5	2.8	—	139.6

	Six Months Ended June 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,759.1	$182.2	$—	$(148.0)	$7,793.3
Depreciation and amortization expense	216.5	22.5	5.7	—	244.7
Income (loss) from operations	(771.8)	97.8	(71.7)	—	(745.7)
Interest expense, net	1.5	25.5	92.8	—	119.8
Capital expenditures (1)	1,447.9	7.9	7.2	—	1,463.0

	Balance at June 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,741.4	$918.7	$52.2	$(60.3)	$11,652.0

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$52.3	$(53.2)	$10,497.7

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2021	2020	2021	2020
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$47.9	$389.1	$6.6	$(676.8)
Less: Income allocated to participating securities	—	—	—	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	$47.9	$389.1	$6.6	$(676.9)
Denominator for basic net income (loss) per Class A common share - weighted average shares	120,230,133	120,010,882	120,211,219	119,499,392
Basic net income (loss) attributable to PBF Energy per Class A common share	$0.40	$3.24	$0.05	$(5.66)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$47.9	$389.1	$6.6	$(676.9)
Plus: Net income (loss) attributable to noncontrolling interest (1)	0.4	4.5	—	(10.1)
Less: Income tax (expense) benefit on net income (loss) attributable to noncontrolling interest (1)	(0.1)	(1.2)	—	2.7
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$48.2	$392.4	$6.6	$(684.3)

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	120,230,133	120,010,882	120,211,219	119,499,392
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	994,138	1,017,620	986,834	1,113,209
Common stock equivalents	691,904	400,398	489,183	—
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	121,916,175	121,428,900	121,687,236	120,612,601
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$0.39	$3.23	$0.05	$(5.67)

___________________________________________

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.6% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2021 and a 26.3% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2020), attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,091,279 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2021. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,483,336 and 11,729,631 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2020, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

20. SUBSEQUENT EVENTS
PBFX Distributions
On July 29, 2021, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on August 26, 2021 to PBFX unitholders of record at the close of business on August 12, 2021.

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
PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of June 30, 2021. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. As of June 30, 2021, PBF LLC also holds a 47.9% limited partner interest and a non-economic general partner interest in PBFX, a publicly-traded MLP.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2021, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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

As of June 30, 2021, PBF Energy owned 120,269,226 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 994,192 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in us (99.2% and 0.8% as of December 31, 2020, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
COVID-19
The outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets. The COVID-19 pandemic and the related governmental and consumer responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower global demand for refined petroleum and petrochemical products. We have seen the demand for these products starting to rebound as a result of the lifting or easing of governmental restrictions in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. Despite these signs of improvements, the resulting economic consequences of the COVID-19 pandemic remains uncertain and will depend on the ongoing severity, location and duration of the outbreak, the effectiveness of the vaccine programs and other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are actively responding to the impacts from these matters on our business. Starting in late March 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. We have been operating our refineries at reduced rates, while constantly monitoring and adjusting our production to correlate to increases in product demand. Throughput across our refineries was higher in the three months ended June 2021 in comparison to the three months ended June 2020, reflecting gradual improvement in market conditions. We expect near-term throughput to be in the 845,000 to 905,000 barrel per day range for our refining system. Despite the measures we have taken, we have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic for the foreseeable future. We are unable to predict the ultimate outcome of the economic impact of the COVID-19 pandemic and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.
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
Adoption of Rule 6-5
On July 21,2021, the board of Bay Area Air Quality Management District (“BAAQMD”) voted to adopt Proposed Amended Rule (“PAR”) 6-5 requiring compliance with more stringent standards for particulate emissions from Fluid Catalytic Cracking (“FCC”) units at refineries in the Bay Area by 2026. The regulation, which impacts our Martinez refinery, does not require that any specific technology be utilized to meet the new standards. We have a previously approved capital project that will significantly lower the particulate emissions from Martinez's FCC and we have identified and will be evaluating potential process changes that could potentially reduce emissions further in advance of the compliance date. If these measures prove ineffective, the costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. In 2021, as a result of the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines, the demand for refined petroleum products has started to recover, consequently improving our refining margins in comparison to the prior year. While our results for the three and six months ended June 30, 2021 continue to be impacted by lower demand for refined products, we have experienced gradual improvements when compared to the same period in 2020 and favorable impacts on our revenues, cost of products sold, operating income and liquidity. Although we currently continue to operate our refineries at reduced rates, throughput rates across our refining system have increased in the current year to correlate with the gradual increase in demand.
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
Revolving Credit Facility
During the six months ended June 30, 2020, we used advances under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”) to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of both June 30, 2021 and December 31, 2020 were $900.0 million.
PBFX Revolving Credit Facility
During the six months ended June 30, 2021, PBFX made net repayments of $40.0 million on the PBFX five-year, $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”), resulting in outstanding borrowings as of June 30, 2021 of $160.0 million. There was $200.0 million of outstanding borrowings under the PBFX Revolving Credit Facility as of December 31, 2020.
Martinez Acquisition
We acquired the Martinez refinery and related logistics assets from Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) on February 1, 2020 (the “Martinez Acquisition”) for an aggregate purchase price of $1,253.4 million, including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
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
Severance Costs
Following the onset of the COVID-19 pandemic, we implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the three months ended June 30, 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs included in General and administrative expenses.

Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement, which was followed by the execution of long-term supply agreements in August 2020, through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products to the Martinez, Torrance and Delaware City refineries for a term of fifteen years.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2021 and 2020 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segment as, apart from PBFX’s third-party acquisitions, our Logistics segment does not have significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,897.9	$2,515.8	$11,822.7	$7,793.3

Cost and expenses:
Cost of products and other	6,100.7	1,753.1	10,291.7	7,716.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	483.8	442.1	965.1	973.8
Depreciation and amortization expense	111.6	122.3	225.7	239.0
Cost of sales	6,696.1	2,317.5	11,482.5	8,929.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	55.0	57.9	102.8	140.4
Depreciation and amortization expense	3.3	2.8	6.7	5.7
Change in fair value of contingent consideration	(4.0)	(12.1)	26.1	(64.9)
Gain on sale of assets	—	(471.1)	(0.6)	(471.1)
Total cost and expenses	6,750.4	1,895.0	11,617.5	8,539.3

Income (loss) from operations	147.5	620.8	205.2	(746.0)
Other income (expense):
Interest expense, net	(80.8)	(65.5)	(161.1)	(114.7)
Change in Tax Receivable Agreement liability	—	—	—	(11.6)
Change in fair value of catalyst obligations	5.8	(5.1)	(4.2)	6.6
Debt extinguishment costs	—	—	—	(22.2)
Other non-service components of net periodic benefit cost	1.9	1.1	3.9	2.1
Income (loss) before income taxes	74.4	551.3	43.8	(885.8)
Income tax expense (benefit)	4.5	138.3	(3.9)	(236.3)
Net income (loss)	69.9	413.0	47.7	(649.5)
Less: net income attributable to noncontrolling interests	22.0	23.9	41.1	27.3
Net income (loss) attributable to PBF Energy Inc. stockholders	$47.9	$389.1	$6.6	$(676.8)

Consolidated gross margin	$201.8	$198.3	$340.2	$(1,135.9)

Gross refining margin (1)	$711.3	$678.3	$1,361.5	$(95.1)

Net income (loss) available to Class A common stock per share:
Basic	$0.40	$3.24	$0.05	$(5.66)
Diluted	$0.39	$3.23	$0.05	$(5.67)

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,897.9	$2,515.8	$11,822.7	$7,793.3

Cost and expenses:
Cost of products and other	6,100.7	1,753.1	10,291.7	7,716.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	483.8	442.1	965.1	973.8
Depreciation and amortization expense	111.6	122.3	225.7	239.0
Cost of sales	6,696.1	2,317.5	11,482.5	8,929.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	54.1	57.6	101.6	140.1
Depreciation and amortization expense	3.3	2.8	6.7	5.7
Change in fair value of contingent consideration	(4.0)	(12.1)	26.1	(64.9)
Gain on sale of assets	—	(471.1)	(0.6)	(471.1)
Total cost and expenses	6,749.5	1,894.7	11,616.3	8,539.0

Income (loss) from operations	148.4	621.1	206.4	(745.7)

Other income (expense):
Interest expense, net	(83.2)	(68.1)	(166.1)	(119.8)
Change in fair value of catalyst obligations	5.8	(5.1)	(4.2)	6.6
Debt extinguishment costs	—	—	—	(22.2)
Other non-service components of net periodic benefit cost	1.9	1.1	3.9	2.1
Income (loss) before income taxes	72.9	549.0	40.0	(879.0)
Income tax (benefit) expense	(4.3)	(4.4)	(14.9)	9.8
Net income (loss)	77.2	553.4	54.9	(888.8)
Less: net income attributable to noncontrolling interests	21.6	19.5	41.1	37.5
Net income (loss) attributable to PBF Energy Company LLC	$55.6	$533.9	$13.8	$(926.3)

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Key Operating Information
Production (bpd in thousands)	894.5	676.0	824.6	770.1
Crude oil and feedstocks throughput (bpd in thousands)	874.2	675.1	810.4	764.0
Total crude oil and feedstocks throughput (millions of barrels)	79.6	61.4	146.7	139.0
Consolidated gross margin per barrel of throughput	$2.53	$3.23	$2.31	$(8.17)
Gross refining margin, excluding special items, per barrel of throughput (1)	$5.62	$1.54	$4.72	$4.36
Refinery operating expense, per barrel of throughput	$5.81	$6.90	$6.29	$6.70

Crude and feedstocks (% of total throughput) (2)
Heavy	36%	44%	36%	44%
Medium	25%	31%	28%	26%
Light	23%	13%	21%	17%
Other feedstocks and blends	16%	12%	15%	13%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	54%	46%	54%	48%
Distillates and distillate blendstocks	29%	32%	30%	32%
Lubes	1%	1%	1%	1%
Chemicals	2%	1%	2%	1%
Other	16%	20%	15%	19%
Total yield	102%	100%	102%	101%

(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars per barrel, except as noted)
Dated Brent crude oil	$68.87	$29.57	$65.08	$39.55
West Texas Intermediate (WTI) crude oil	$66.19	$27.96	$62.22	$36.69
Light Louisiana Sweet (LLS) crude oil	$68.05	$30.19	$64.22	$38.93
Alaska North Slope (ANS) crude oil	$68.58	$30.28	$64.89	$40.59
Crack Spreads
Dated Brent (NYH) 2-1-1	$17.40	$9.66	$14.77	$9.81
WTI (Chicago) 4-3-1	$18.84	$5.25	$15.26	$6.30
LLS (Gulf Coast) 2-1-1	$15.87	$6.49	$13.99	$8.44
ANS (West Coast-LA) 4-3-1	$21.28	$9.18	$18.56	$11.26
ANS (West Coast-SF) 3-2-1	$21.21	$8.76	$17.13	$9.20
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.68	$1.61	$2.86	$2.86
Dated Brent less Maya (heavy, sour)	$4.72	$5.34	$5.25	$7.01
Dated Brent less WTS (sour)	$2.41	$1.42	$2.34	$3.04
Dated Brent less ASCI (sour)	$3.13	$0.35	$2.95	$2.30
WTI less WCS (heavy, sour)	$13.09	$5.77	$12.61	$11.21
WTI less Bakken (light, sweet)	$0.23	$3.03	$0.35	$3.25
WTI less Syncrude (light, sweet)	$1.24	$1.22	$1.17	$1.37
WTI less LLS (light, sweet)	$(1.86)	$(2.23)	$(2.00)	$(2.24)
WTI less ANS (light, sweet)	$(2.39)	$(2.32)	$(2.67)	$(3.90)
Natural gas (dollars per MMBTU)	$2.98	$1.75	$2.85	$1.81

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Overview— PBF Energy net income was $69.9 million for the three months ended June 30, 2021 compared to net income of $413.0 million for the three months ended June 30, 2020. PBF LLC net income was $77.2 million for the three months ended June 30, 2021 compared to net income of $553.4 million for the three months ended June 30, 2020. Net income attributable to PBF Energy was $47.9 million, or $0.39 per diluted share, for the three months ended June 30, 2021 ($0.39 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(1.26) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $389.1 million, or $3.23 per diluted share, for the three months ended June 30, 2020 ($3.23 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(3.19) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% for the three months ended June 30, 2021 and June 30, 2020.

Our results for the three months ended June 30, 2021 were positively impacted by special items consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $264.0 million, or $193.8 million net of tax, a change in fair value of contingent consideration primarily related to the Martinez Acquisition of $4.0 million, or $2.9 million net of tax and a $4.1 million tax benefit associated with the remeasurement of certain deferred tax assets. Our results for the three months ended June 30, 2020 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $584.2 million, or $430.6 million net of tax, the change in the fair value of the contingent consideration primarily related to the Martinez Acquisition of $12.1 million, or $8.9 million net of tax and the gain on the sale of hydrogen plants of $471.1 million, or $347.2 million net of tax. These favorable impacts were offset by severance costs related to a reduction in our workforce of $12.9 million, or $9.5 million net of tax.
Excluding the impact of these special items, our results continue to be negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. However, when comparing our results to the three months ended June 30, 2020, demand for our products has started to recover, evidenced by overall higher throughput volumes and barrels sold at the majority of our refineries, as well as higher refining margins in comparison to the prior year.
Revenues— Revenues totaled $6.9 billion for the three months ended June 30, 2021 compared to $2.5 billion for the three months ended June 30, 2020, an increase of approximately $4.4 billion, or 176.0%. Revenues per barrel were $78.46 and $35.77 for the three months ended June 30, 2021 and 2020, respectively, an increase of 119.3% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,000 bpd, 150,400 bpd, 174,600 bpd and 299,200 bpd, respectively. For the three months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 242,300 bpd, 76,900 bpd, 132,300 bpd and 223,600 bpd, respectively. For the three months ended June 30, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 286,700 bpd, 149,300 bpd, 191,300 bpd and 338,800 bpd, respectively. For the three months ended June 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 277,900 bpd, 91,900 bpd, 156,200 bpd and 246,900 bpd, respectively.
The throughput rates at our refineries were higher in the three months ended June 30, 2021 compared to the same period in 2020. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand during the three months ended June 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $201.8 million for the three months ended June 30, 2021 compared to $198.3 million for the three months ended June 30, 2020, an increase of approximately $3.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $711.3 million, or $8.94 per barrel of throughput for the three months ended June 30, 2021 compared to $678.3 million, or $11.05 per barrel of throughput for the three months ended June 30, 2020, an increase of approximately $33.0 million. Gross refining margin excluding special items totaled $447.3 million or $5.62 per barrel of throughput for the three months ended June 30, 2021 compared to $94.1 million or $1.54 per barrel of throughput for the three months ended June 30, 2020, an increase of $353.2 million.

Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $264.0 million on a net basis, resulting from the increase in crude oil and refined product prices at the end of the second quarter of 2021 in comparison to the prices at the end of the first quarter of 2021. Gross refining margin excluding the impact of special items increased due to favorable movements in certain crude differentials and an overall increase in throughput rates and refining margins. For the three months ended June 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory benefit of approximately $584.2 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $297.6 million for three months ended June 30, 2021 in comparison to $60.0 million for three months ended months ended June 30, 2020.
Overall average industry margins were higher during the three months ended June 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the three months ended June 30, 2021, we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.40 per barrel, or 80.1% higher, in the three months ended June 30, 2021, as compared to $9.66 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials, which decreased by $0.62 per barrel and $2.80 per barrel, respectively, in comparison to the same period in 2020. The WTI/WCS differential increased to $13.09 per barrel in the three months ended June 30, 2021 compared to $5.77 in the same period in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $18.84 per barrel, or 258.9% higher, in the three months ended June 30, 2021 as compared to $5.25 per barrel in the same period in 2020. Additionally, the WTI/Syncrude differential averaged a discount of $1.24 per barrel during the three months ended June 30, 2021 as compared to a discount of $1.22 per barrel in the same period of 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.23 per barrel in the three months ended June 30, 2021, as compared to $3.03 per barrel in the same period in 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $15.87 per barrel, or 144.5% higher, in the three months ended June 30, 2021 as compared to $6.49 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.86 per barrel during the three months ended June 30, 2021 as compared to a premium of $2.23 per barrel in the same period of 2020.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $21.28 per barrel, or 131.8% higher, in the three months ended June 30, 2021 as compared to $9.18 per barrel in the same period in 2020. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $21.21 per barrel, or 142.12% higher, in the three months ended June 30, 2021 as compared to $8.76 per barrel in the same period in 2020. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $2.39 per barrel during the three months ended June 30, 2021 as compared to a premium of $2.32 per barrel in the same period of 2020.

Operating Expenses— Operating expenses totaled $483.8 million for the three months ended June 30, 2021 compared to $442.1 million for the three months ended June 30, 2020, an increase of $41.7 million, or 9.4%. Of the total $483.8 million of operating expenses for the three months ended June 30, 2021, $462.3 million, or $5.81 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $21.5 million related to expenses incurred by the Logistics segment ($423.7 million, or $6.90 per barrel, and $18.4 million of operating expenses for the three months ended June 30, 2020 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributable to higher energy costs as a result of increases in both natural gas volumes and prices across our refineries when compared to the same period in 2020. These increases were partially offset by reductions in discretionary activities and third-party services. Operating expenses related to our Logistics segment also increased as a result of increased maintenance activity.
General and Administrative Expenses— General and administrative expenses totaled $55.0 million for the three months ended June 30, 2021 compared to $57.9 million for the three months ended June 30, 2020, a decrease of approximately $2.9 million or 5.0%. The decrease in general and administrative expenses for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020 is primarily related to reductions in outside service costs and lower salaries, wages and benefits. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was no gain or loss on sale of assets for the three months ended June 30, 2021. There was a gain $471.1 million for the three months ended June 30, 2020 related to the sale of five hydrogen plants.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $114.9 million for the three months ended June 30, 2021 (including $111.6 million recorded within Cost of sales) compared to $125.1 million for the three months ended June 30, 2020 (including $122.3 million recorded within Cost of sales), a decrease of $10.2 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $4.0 million for the three months ended June 30, 2021 in comparison to a gain of $12.1 million for the three months ended June 30, 2020. These gains primarily relate to changes in estimated fair value of the Martinez Contingent Consideration associated with the acquisition related earn-out obligations.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $5.8 million for the three months ended June 30, 2021 compared to a loss of $5.1 million for the three months ended June 30, 2020. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Interest Expense, net— PBF Energy interest expense totaled $80.8 million for the three months ended June 30, 2021 compared to $65.5 million for the three months ended June 30, 2020, an increase of approximately $15.3 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $83.2 million and $68.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively (inclusive of $2.4 million and $2.6 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining L.L.C (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”) are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2% on a weighted-average basis for both the three months ended June 30, 2021 and 2020. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2021 and 2020 was 8.6% and 26.2%, respectively, reflecting tax adjustments for discrete items during the quarters.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the three months ended June 30, 2021 and 2020 was approximately 0.8%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Overview— PBF Energy net income was $47.7 million for the six months ended June 30, 2021 compared to net loss of $649.5 million for the six months ended June 30, 2020. PBF LLC net income was $54.9 million for the six months ended June 30, 2021 compared to net loss of $888.8 million for the six months ended June 30, 2020. Net income attributable to PBF Energy stockholders was $6.6 million, or $0.05 per diluted share, for the six months ended June 30, 2021 ($0.05 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(3.87) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy stockholders of $676.8 million, or $(5.67) per diluted share, for the six months ended June 30, 2020 ($(5.67) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(4.38) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in

PBF LLC’s pre-tax income, less applicable income tax benefit. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% and 99.1% for the six months ended June 30, 2021 and 2020, respectively.
Our results for the six months ended June 30, 2021 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $669.6 million, or $491.5 million net of tax, and a $2.4 million tax benefit associated with the remeasurement of certain deferred tax assets, offset by a change in fair value of contingent consideration primarily related to the Martinez Acquisition of $26.1 million, or $19.2 million net of tax. Our results for the six months ended June 30, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $701.4 million, or $516.9 million net of tax, a pre-tax change in the Tax Receivable Agreement liability of $11.6 million, or $8.5 million net of tax, pre-tax debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million, or $16.4 million net of tax and severance costs related to reductions in workforce of $12.1 million, or $9.5 million net of tax. These unfavorable impacts were partially offset by the gain on the sale of hydrogen plants of $471.1 million, or $347.2 million net of tax and the change in the fair value of the contingent consideration primarily related to the Martinez Acquisition of $64.9 million, or $47.8 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results continue to be negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. However, when comparing our results to the six months ended June 30, 2020, demand for our products has started to recover, evidenced by higher throughput volumes and barrels sold at the majority of our refineries, as well as overall higher refining margins, despite weakening margins on the East and Gulf coasts. Additionally, our results for the six months ended June 30, 2021 were positively impacted by lower general and administrative expenses when compared to the same period in 2020. During the six months ended June 30, 2020 we were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $11.8 billion for the six months ended June 30, 2021 compared to $7.8 billion for the six months ended June 30, 2020, an increase of approximately $4.0 billion, or 51.3%. Revenues per barrel were $73.47 and $48.25 for the six months ended June 30, 2021 and 2020, respectively, an increase of 52.3% directly related to higher hydrocarbon commodity prices. For the six months ended June 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 246,400 bpd, 133,900 bpd, 164,400 bpd and 265,700 bpd, respectively. For the six months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 285,800 bpd, 83,500 bpd, 153,400 bpd and 241,300 bpd, respectively. For the six months ended June 30, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 278,800 bpd, 139,700 bpd, 172,700 bpd and 297,800 bpd, respectively. For the six months ended June 30, 2020, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 321,600 bpd, 111,600 bpd, 185,000 bpd and 269,200 bpd, respectively.
The throughput rates at the majority of our refineries were higher in the six months ended June 30, 2021 compared to the same period in 2020, slightly offset by lower rates in the East Coast as a result of the East Coast Refining Reconfiguration. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand experienced during the six months ended June 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated Gross Margin— Consolidated gross margin totaled $340.2 million for the six months ended June 30, 2021, compared to $(1,135.9) million for the six months ended June 30, 2020, an increase of approximately $1,476.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,361.5 million, or $9.29 per barrel of throughput for the six months ended June 30, 2021 compared to $(95.1) million, or $(0.68) per barrel of throughput for the six months ended June 30, 2020, an increase of approximately $1,456.6 million. Gross refining margin excluding special items totaled $691.9 million or $4.72 per barrel of throughput for the six months ended June 30, 2021 compared to $606.3 million or $4.36 per barrel of throughput for the six months ended June 30, 2020, an increase of $85.6 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the end of the second quarter of 2021. Gross refining margin excluding the impact of special items increased due to favorable movements in certain crude differentials and an overall increase in throughput rates and refining margins. For the six months ended June 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory charge of approximately $701.4 million on a net basis, resulting from a decrease in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $580.7 million for the six months ended June 30, 2021 in comparison to $96.8 million for the six months ended June 30, 2020.
Average industry margins were mostly favorable during the six months ended June 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the six months ended June 30, 2021, we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.77 per barrel, or 50.6% higher, in the six months ended June 30, 2021, as compared to $9.81 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials, which decreased by $1.76 per barrel and $2.90 per barrel, respectively, in comparison to the same period in 2020. The WTI/WCS differential increased to $12.61 per barrel in 2021 compared to $11.21 in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $15.26 per barrel, or 142.2% higher, in the six months ended June 30, 2021 as compared to $6.30 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.35 per barrel in the six months ended June 30, 2021, as compared to $3.25 per barrel in the same period in 2020. Additionally, the WTI/Syncrude differential averaged $1.17 per barrel during the six months ended June 30, 2021 as compared to $1.37 per barrel in the same period of 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $13.99 per barrel, or 65.8% higher, in the six months ended June 30, 2021 as compared to $8.44 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.00 per barrel during the six months ended June 30, 2021 as compared to a premium of $2.24 per barrel in the same period of 2020.

On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $18.56 per barrel, or 64.8% higher, in the six months ended June 30, 2021 as compared to $11.26 per barrel in the same period in 2020. Additionally (West Coast) 3-2-1 industry crack spread was $17.13 per barrel, or 86.2% higher, in the six months ended June 30, 2021 as compared to $9.20 per barrel in the same period in 2020. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.67 per barrel during the six months ended June 30, 2021 as compared to a premium of $3.90 per barrel in the same period of 2020.
Operating Expenses— Operating expenses totaled $965.1 million for the six months ended June 30, 2021 compared to $973.8 million for the six months ended June 30, 2020, a decrease of approximately $8.7 million, or 0.9%. Of the total $965.1 million of operating expenses for the six months ended June 30, 2021, $922.5 million or $6.29 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $42.6 million related to expenses incurred by the Logistics segment ($931.2 million or $6.70 per barrel of throughput, and $42.6 million of operating expenses for the six months ended June 30, 2020 related to the Refining and Logistics segments, respectively). Decreases in operating expenses were mainly attributable to cost reductions associated with the East Coast Refining Reconfiguration (East Coast operating expenses decreased by $36.8 million when compared to the same period in 2020) as well as reductions in discretionary activities and third-party services, which are in line with our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19. These decreases were partially offset by increases in natural gas volumes and prices across our refineries when compared to the same period in 2020.
General and Administrative Expenses— General and administrative expenses totaled $102.8 million for the six months ended June 30, 2021 compared to $140.4 million for the six months ended June 30, 2020, a decrease of approximately $37.6 million or 26.8%. The decrease in general and administrative expenses for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020 primarily related to reductions in outside service costs and lower salaries, wages and benefits. Additionally, general and administrative expenses for the six months ended June 30, 2020 included headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $0.6 million for the six months ended June 30, 2021 related primarily to the sale of non-operating refinery assets. There was a gain of $471.1 million for the six months ended June 30, 2020 related to the sale of five hydrogen plants.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $232.4 million for the six months ended June 30, 2021 (including $225.7 million recorded within Cost of sales) compared to $244.7 million for the six months ended June 30, 2020 (including $239.0 million recorded within Cost of sales), a decrease of approximately $12.3 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $26.1 million for the six months ended June 30, 2021 in comparison to a gain of $64.9 million for the six months ended June 30, 2020. These losses and gains were primarily related to the changes in estimated fair value of the Martinez Contingent Consideration associated with the acquisition related earn-out obligations.
Change in Tax Receivable Agreement Liability— There was no change in the Tax Receivable Agreement liability for the six months ended June 30, 2021. Change in the Tax Receivable Agreement liability for the six months ended June 30, 2020 represented a loss of $11.6 million.

Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $4.2 million for the six months ended June 30, 2021 compared to a gain of $6.6 million for the six months ended June 30, 2020. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Debt Extinguishment Costs— We incurred debt extinguishment costs of $22.2 million in the six months ended June 30, 2020 related to the early redemption of our 2023 Senior Notes. There were no such costs in the six months ended June 30, 2021.
Interest Expense, net— PBF Energy interest expense totaled $161.1 million for the six months ended June 30, 2021 compared to $114.7 million for the six months ended June 30, 2020, an increase of approximately $46.4 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $166.1 million and $119.8 million for the six months ended June 30, 2021 and 2020, respectively (inclusive of $5.0 million and $5.1 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Ltd., are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2% and 99.1%, on a weighted-average basis for the six months ended June 30, 2021 and June 30, 2020, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the six months ended June 30, 2021 and June 30, 2020 was (144.4%) and 25.9%, respectively.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2021 and 2020 was approximately 0.8% and 0.9%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, changes in the Tax Receivable Agreement liability, debt extinguishment costs, gain on sale of hydrogen plants, severance costs related to reduction in workforce and net tax benefit on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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
The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and six months ended June 30, 2021 and 2020 (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to PBF Energy Inc. stockholders	$47.9	$389.1	$6.6	$(676.8)
Less: Income allocated to participating securities	—	—	—	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	47.9	389.1	6.6	(676.9)
Add: Net income (loss) attributable to noncontrolling interest (1)	0.4	4.5	—	(10.1)
Less: Income tax (expense) benefit (2)	(0.1)	(1.2)	—	2.7
Adjusted fully-converted net income (loss)	$48.2	$392.4	$6.6	$(684.3)
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(264.0)	(584.2)	(669.6)	701.4
Add: Change in fair value of contingent consideration	(4.0)	(12.1)	26.1	(64.9)
Add: Gain on sale of hydrogen plants	—	(471.1)	—	(471.1)
Add: Severance costs	—	12.9	—	12.9
Add: Debt extinguishment costs	—	—	—	22.2
Add: Change in Tax Receivable Agreement liability	—	—	—	11.6
Add: Net tax benefit on remeasurement of deferred tax assets	(4.1)	—	(2.4)	—
Add: Recomputed income tax on special items	71.3	277.3	171.2	(55.8)
Adjusted fully-converted net income (loss) excluding special items	$(152.6)	$(384.8)	$(468.1)	$(528.0)

Weighted-average shares outstanding of PBF Energy Inc.	120,230,133	120,010,882	120,211,219	119,499,392
Conversion of PBF LLC Series A Units (4)	994,138	1,017,620	986,834	1,113,209
Common stock equivalents (5)	691,904	400,398	489,183	—
Fully-converted shares outstanding-diluted	121,916,175	121,428,900	121,687,236	120,612,601

Diluted net income (loss) per share	$0.39	$3.23	$0.05	$(5.67)
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$0.39	$3.23	$0.05	$(5.67)
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(1.26)	$(3.19)	$(3.87)	$(4.38)
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$6,897.9	$86.70	$2,515.8	$40.95
Less: Cost of sales	6,696.1	84.17	2,317.5	37.72
Consolidated gross margin	$201.8	$2.53	$198.3	$3.23
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$201.8	$2.53	$198.3	$3.23
Add: PBFX operating expense	25.4	0.32	23.2	0.38
Add: PBFX depreciation expense	9.3	0.12	11.2	0.18
Less: Revenues of PBFX	(89.8)	(1.13)	(89.2)	(1.45)
Add: Refinery operating expense	462.3	5.81	423.7	6.90
Add: Refinery depreciation expense	102.3	1.29	111.1	1.81
Gross refining margin	$711.3	$8.94	$678.3	$11.05
Special items:(3)
Add: Non-cash LCM inventory adjustment	(264.0)	(3.32)	(584.2)	(9.51)
Gross refining margin excluding special items	$447.3	$5.62	$94.1	$1.54

	Six Months Ended June 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$11,822.7	$80.61	$7,793.3	$56.05
Less: Cost of sales	11,482.5	78.30	8,929.2	64.22
Consolidated gross margin	$340.2	$2.31	$(1,135.9)	$(8.17)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$340.2	$2.31	$(1,135.9)	$(8.17)
Add: PBFX operating expense	50.4	0.35	52.8	0.38
Add: PBFX depreciation expense	18.7	0.14	22.5	0.16
Less: Revenues of PBFX	(177.3)	(1.21)	(182.2)	(1.31)
Add: Refinery operating expense	922.5	6.29	931.2	6.70
Add: Refinery depreciation expense	207.0	1.41	216.5	1.56
Gross refining margin	$1,361.5	$9.29	$(95.1)	$(0.68)
Special items:(3)
Add: Non-cash LCM inventory adjustment	(669.6)	(4.57)	701.4	5.04
Gross refining margin excluding special items	$691.9	$4.72	$606.3	$4.36
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$69.9	$413.0	$47.7	$(649.5)
Add: Depreciation and amortization expense	114.9	125.1	232.4	244.7
Add: Interest expense, net	80.8	65.5	161.1	114.7
Add: Income tax expense (benefit)	4.5	138.3	(3.9)	(236.3)
EBITDA	$270.1	$741.9	$437.3	$(526.4)
Special Items(3)
Add: Non-cash LCM inventory adjustment	(264.0)	(584.2)	(669.6)	701.4
Add: Change in fair value of contingent consideration	(4.0)	(12.1)	26.1	(64.9)
Add: Gain on sale of hydrogen plants	—	(471.1)	—	(471.1)
Add: Severance costs	—	12.9	—	12.9
Add: Debt extinguishment costs	—	—	—	22.2
Add: Change in Tax Receivable Agreement liability	—	—	—	11.6
EBITDA excluding special items	$2.1	$(312.6)	$(206.2)	$(314.3)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$270.1	$741.9	$437.3	$(526.4)
Add: Stock-based compensation	10.4	9.1	17.8	18.7
Add: Change in fair value of catalyst obligations	(5.8)	5.1	4.2	(6.6)
Add: Non-cash LCM inventory adjustment (3)	(264.0)	(584.2)	(669.6)	701.4
Add: Change in fair value of contingent consideration (3)	(4.0)	(12.1)	26.1	(64.9)
Add: Gain on sale of hydrogen plants (3)	—	(471.1)	—	(471.1)
Add: Severance costs (3)	—	12.9	—	12.9
Add: Debt extinguishment costs (3)	—	—	—	22.2
Add: Change in Tax Receivable Agreement liability(3)	—	—	—	11.6
Adjusted EBITDA	$6.7	$(298.4)	$(184.2)	$(302.2)
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2021	2020
January 1,	$669.6	$401.6
March 31,	264.0	1,687.2
June 30,	—	1,103.0

    The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Net LCM inventory adjustment benefit (charge) in income (loss) from operations	$264.0	$584.2	$669.6	$(701.4)
Net LCM inventory adjustment benefit (charge) in net income (loss)	193.8	430.6	491.5	(516.9)

Change in Fair Value of Contingent Consideration - During the three months ended June 30, 2021, we recorded a change in fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which increased income from operations and net income by $4.0 million and $2.9 million, respectively. During the six months ended June 30, 2021, we recorded a change in fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which decreased income from operations and net income by $26.1 million and $19.2 million, respectively. During the three months ended June 30, 2020, we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which increased income from operations and net income by $12.1 million and $8.9 million, respectively. During the six months ended June 30, 2020, we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which increased income from operations and net income by $64.9 million and $47.8 million, respectively.
Gain on Sale of Hydrogen Plants - During the three and six months ended June 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million and $347.2 million, respectively. There was no such gain during the three or six months ended June 30, 2021.
Severance Costs - During the three and six months ended June 30, 2020, we recorded a severance charge related to a reduction in our workforce that decreased income from operations and net income by $12.9 million and $9.5 million, respectively. There were no such costs during the three or six months ended June 30, 2021.
Debt Extinguishment Costs - During the six months ended June 30, 2020, we recorded pre-tax debt extinguishment costs related to the redemption of the 2023 Senior Notes which decreased income before income taxes and net income by $22.2 million and $16.4 million, respectively. There were no such costs in the three or six months ended June 30, 2021.
Change in Tax Receivable Agreement liability - During the six months ended June 30, 2020, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $11.6 million and $8.5 million, respectively. There was no change to the Tax Receivable Agreement liability during any of the other periods presented. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Recomputed Income tax on special items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net tax benefit on remeasurement of deferred tax assets - During the three and six months ended June 30, 2021, we recorded a decrease to our deferred tax valuation allowance of $4.1 million and $2.4 million, respectively, in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), related to the remeasurement of deferred tax assets. There was no such benefit in the three or six months ended June 30, 2020.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and six months ended June 30, 2021 and 2020, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,091,279 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2021. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,483,336 and 11,729,631 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and six months ended June 30, 2020, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below; however, due to the COVID-19 pandemic and the related governmental and consumer responses, our business and results of operations are being negatively impacted. The worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders, have resulted in a significant decrease in the demand for and market prices of our products. In the current year, demand for refined petroleum products has started to recover following the lifting or easing of these restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to preserve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.

Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $64.7 million for the six months ended June 30, 2021 compared to net cash used in operating activities of $628.8 million for the six months ended June 30, 2020. Our overall increase in cash provided by operating activities was primarily driven by our accrued expense increase in renewable energy credit and emissions obligations as a result of our increase in the unfunded RINs obligation as of June 30, 2021. Our operating cash flows for the six months ended June 30, 2021 include our net income of $47.7 million, net changes in operating assets and liabilities reflecting cash proceeds of $334.2 million, depreciation and amortization of $240.9 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $42.2 million, change in the fair value of the contingent consideration of $26.1 million, pension and other post-retirement benefits costs of $25.3 million, stock-based compensation of $17.8 million, and change in the fair value of our catalyst obligations of $4.2 million, partially offset by a net non-cash benefit of $669.6 million relating to an LCM inventory adjustment, deferred income taxes of $3.5 million, and gain on sale of assets of $0.6 million. Our operating cash flows for the six months ended June 30, 2020 included our net loss of $649.5 million, deferred income taxes of $236.7 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $471.1 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.7 million, change in the fair value of the contingent consideration of $64.9 million, and change in the fair value of our catalyst obligations of $6.6 million, partially offset by depreciation and amortization of $254.0 million, pension and other post-retirement benefits costs of $27.3 million, change in the Tax Receivable Agreement liability of $11.6 million, stock-based compensation of $18.7 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, and a net non-cash charge of $701.4 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflects uses of cash of $209.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $139.6 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $933.6 million for the six months ended June 30, 2020. The net cash flows used in investing activities for the six months ended June 30, 2021 was comprised of cash outflows of capital expenditures totaling $84.6 million, expenditures for refinery turnarounds of $38.5 million, and expenditures for other assets of $16.5 million. Net cash used in investing activities for the six months ended June 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $120.4 million, expenditures for refinery turnarounds of $159.2 million, and expenditures for other assets of $7.2 million, partially offset by proceeds from sale of assets of $529.4 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $54.9 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $1,972.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, net cash used in financing activities consisted of net repayments on the PBFX Revolving Credit Facility of $40.0 million, distributions and dividends of $20.2 million, PBFX contingent consideration payments of $12.2 million, payments on finance leases of $7.1 million, and principal amortization payments of the PBF Rail Term Loan of $3.7 million, partially offset by proceeds from insurance premium financing of $28.0 million and deferred financing costs and other of $0.3 million. For the six months ended June 30, 2020, net cash provided by financing activities consisted of cash proceeds of $984.8 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $600.0 million, proceeds from insurance premium financing of $33.8 million, and deferred financing costs and other of $0.1 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $35.0 million, net settlements of precious metal catalyst obligations of $8.8 million, distributions and dividends of $62.8 million, principal amortization payments of the PBF Rail Term Loan of $3.6 million, and payments on finance leases of $5.7 million.
The cash flow activity of PBF LLC for the period ended June 30, 2021 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity of the affiliate note payable with PBF Energy of $1.0 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended June 30, 2020 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity of the affiliate note payable with PBF Energy of $0.6 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.

Debt and Credit Facilities
PBF Holding Revolving Credit Facility
The Revolving Credit Facility has a maximum commitment available to us of $3.4 billion and matures in May 2023. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted London Interbank Offered Rate (“LIBOR”) plus the Applicable Margin, all as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”). In addition, an accordion feature allows for commitments of up to $3.5 billion.
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
We are in compliance as of June 30, 2021 with all covenants, including financial covenants, in all of our debt agreements.

Liquidity
As of June 30, 2021, our operational liquidity was more than $2.6 billion, which consists of $1.4 billion of cash, excluding cash held at PBFX, and more than $1.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand. In addition, as of June 30, 2021, PBFX had approximately $368.4 million of liquidity, including approximately $32.4 million in cash, and access to approximately $336.0 million under the PBFX Revolving Credit Facility.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and cost saving measures. We remain committed to our plan in the current year with notable events highlighted below:
•On June 17, 2021, the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Delaware City Refining Company LLC (“DCR”) was extended to August 31, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022;
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
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute the expense reduction measures.
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

We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the six months ended June 30, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our stock or incur new liens.
Working Capital
PBF Energy’s working capital at June 30, 2021 was $1,515.5 million, consisting of $5,266.5 million in total current assets and $3,751.0 million in total current liabilities. PBF Energy’s working capital at December 31, 2020 was $1,415.9 million, consisting of $3,867.4 million in total current assets and $2,451.5 million in total current liabilities. PBF LLC’s working capital at June 30, 2021 was $1,467.1 million, consisting of $5,264.2 million in total current assets and $3,797.1 million in total current liabilities. PBF LLC’s working capital at December 31, 2020 was $1,374.1 million, consisting of $3,865.2 million in total current assets and $2,491.1 million in total current liabilities.
Capital Spending
Capital spending was $139.6 million for the six months ended June 30, 2021, which primarily included costs associated with safety related enhancements and facility improvements at our refineries, and approximately $3.5 million of capital expenditures related to PBFX. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, including the near-term reduction of planned capital expenditures. We currently expect to spend an aggregate of approximately $400.0 million to $450.0 million in net refining capital expenditures during 2021, excluding PBFX, for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments. In addition, PBFX expects to spend an aggregate of approximately $12.0 million to $18.0 million in net capital expenditures during 2021.

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
We have entered into various five-year crude supply agreements with Shell for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have entered into certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the East Coast Refining System. On June 17, 2021, the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to August 31, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Paulsboro Refining Company LLC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreements at that time. We intend to either extend or replace the Inventory Intermediation Agreements prior to their expirations.
At June 30, 2021, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $300.6 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2021, other than outstanding letters of credit of approximately $405.7 million.

Tax Receivable Agreement Obligations
As a result of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, PBF Energy’s liability for the Tax Receivable Agreement was reduced to zero as of June 30, 2021 and December 31, 2020. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the remeasurement of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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

PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic will have on its business, PBFX has decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, which represents a shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources as they continue to pursue potential organic growth projects or strategic acquisition opportunities. However, PBFX intends to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.0 million per quarter or approximately $76.0 million on an annualized basis, based on the number of common units outstanding as of June 30, 2021.
During the six months ended June 30, 2021, PBFX made quarterly cash distributions totaling $37.4 million of which $18.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On July 29, 2021, the Board of Directors of PBFX’s general partner, PBF GP, announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on August 26, 2021 to PBFX common unitholders of record at the close of business on August 12, 2021.
As of June 30, 2021, PBFX had $4.0 million outstanding letters of credit, $336.0 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $32.4 million to fund its operations, if necessary. Accordingly, as of June 30, 2021, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to PBFX to make distributions to unitholders.

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
The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant reduction in demand for our refined products and abnormal volatility in oil commodity prices. Demand for and market prices of most of our products started to recover following the lifting or easing of these restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of the COVID-19 vaccines at the beginning of 2021.
At June 30, 2021 and December 31, 2020, we had gross open commodity derivative contracts representing 27.8 million barrels and 10.0 million barrels, respectively, with an unrealized net loss of $13.9 million and $3.0 million, respectively. The open commodity derivative contracts as of June 30, 2021 expire at various times during 2021.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 31.3 million barrels and 28.2 million barrels at June 30, 2021 and December 31, 2020, respectively. The average cost of our hydrocarbon inventories was approximately $79.79 and $78.64 per barrel on a LIFO basis at June 30, 2021 and December 31, 2020, respectively. The December 31, 2020 results exclude the net impact of an LCM inventory adjustment of approximately $669.6 million, whereas at June 30, 2021, the replacement value of inventory exceeded the LIFO carrying value on a converted basis. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 95 million MMBTUs of natural gas in total amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.
Compliance Program Price Risk
We are exposed to market risks related to our obligation to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits at the times we deem the price of these instruments to be favorable.
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted AB 32, which further reduces greenhouse gas emissions targets to 40% below 1990 levels by 2030. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. We generally elect the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2021, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.4 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. At June 30, 2021, PBFX had $160.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $3.9 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2021. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

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
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The Court has since granted multiple additional extensions. On May 27, 2021, the parties notified the court that settlement negotiations are continuing and have continued to provide updates on the settlement negotiations; if the settlement negotiations are unsuccessful, the matter will proceed to litigation.

In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten-year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or Notices of Violations (“NOVs”) issued by regulatory agencies in various years before our ownership, including the South Coast Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Since EPA’s issuance of the preliminary findings in March 2017, we have been in substantive discussions to resolve the preliminary findings. Effective January 9, 2020, we and EPA entered into a Consent Agreement and Final Order (“CAFO”), effective as of January 9, 2020, which contains no admission by us for any alleged violations in the CAFO, includes a release from all alleged violations in the CAFO, required the payment of a penalty of $125,000 in January 2020 and also requires the implementation of a supplemental environmental project (“SEP”) of at least $219,000 that must be completed by December 15, 2021. The SEP will consist of configuring the northeast fire water monitor to automatically deploy water upon detection of a release.
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil-bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General. On April 7, 2021, we were notified that these alleged remaining six federal RCRA violations had been referred to EPA for resolution. The alleged remaining state RCRA violation is still pending with the California Attorney General.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. We are evaluating the allegations and will be communicating with the SCAQMD regarding the allegations and potential resolution.
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

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs’ added an additional plaintiff, Hany Youssef. On March 18, 2019, the class certification hearing was held and the court took the matter under submission. On April 1, 2019, the court issued an order denying class certification. On April 15, 2019, plaintiffs filed a Petition for Permission to Appeal the Order Denying Motion for Class Certification. On May 3, 2019, plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On February 9, 2021, the court issued an order taking both motions under submission pending additional discovery and briefing related to plaintiff Youssef and whether a new class representative should be substituted. The court has also ordered that the rebuttal expert disclosure deadline, the expert discovery cut-off, the motion hearing cut-off, and all other case deadlines be stayed pending the court’s decision as to whether the case can proceed with a new class representative and whether defendants will be permitted to conduct additional soil vapor sampling in the ground subclass area. On March 6, 2021, plaintiff Youssef’s second deposition was taken. On March 22, 2021, based on plaintiff Youssef’s deposition, we filed our brief requesting the court dismiss plaintiff Youssef’s claims for nuisance and trespass and deny plaintiffs’ motion for leave to file a third amended complaint to substitute a new named plaintiff or class representative. On April 5, 2021, plaintiffs filed a brief regarding their motion. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (TAC) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. The current discovery cut off related to Navarro is August 20, 2021 and we have served interrogatories and requests for documents on plaintiffs. There is currently no pending hearing date for the Motion to Dismiss or a trial date. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments LLC (“PBF Investments”) that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On April 15, 2019, the Federal Magistrate Judge filed a Report and Recommendation denying plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On September 18, 2020, the Federal Magistrate Judge granted plaintiff’s motion to amend in order to add a non-diverse plaintiff and remand to state court. PBF Defendants filed an opposition to plaintiff’s motion to amend on October 2, 2020. On October 5, 2020, the Magistrate Judge granted plaintiff’s motion to amend and remanded the case back to state court. Discovery will continue in state court. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. We filed a motion for summary judgment on July 19, 2021. A mediation was held on July 21, 2021 and trial is scheduled for September 27, 2021. In light of our indemnity and our insurance coverage, we presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors
The following risk factor supplements and/or updates the risk factor previously disclosed in "”Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K.
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
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. For example, on July 21, 2021, the board of BAAQMD voted to adopt PAR 6-5 requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area by 2026. The regulation does not require that any specific technology be utilized to meet the new standards. The costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended June 30, 2021, there were 6,331 PBF LLC Series A Units exchanged for 6,331 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Amendment to the Second Amended and Restated Inventory Intermediation Agreement dated as of June 17, 2021, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————

*	Filed herewith.
†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	July 29, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	July 29, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)