Form 10-Q
period 2021-09-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2021-10-28
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑

As of October 22, 2021, PBF Energy Inc. had 120,245,509 shares of Class A common stock and 16 shares of Class B common stock outstanding. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of September 30, 2021. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Form 10-Q”) is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of September 30, 2021. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2021, PBF LLC also holds a 47.9% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (“MLP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
•the effect of the novel coronavirus (“COVID-19”) pandemic, and the Delta and other variants thereof, as well as related governmental and consumer responses on our business, financial condition and results of operations;
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining and processing of crude oil and refined petroleum products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32, or from actions taken by environmental interest groups;
•our ability to target and execute expense reduction measures and achieve opportunities to improve our liquidity in 2021 and thereafter, including continued repurchases of our outstanding debt securities or otherwise further reducing our debt, and/or potential sales of non-operating assets or other real property;
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
•termination of our third amended and restated inventory intermediation agreement (“Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), which is scheduled to expire in December 2024 and could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreement. Additionally, we are obligated to repurchase from J. Aron certain crude oil, intermediates and finished products (the “J. Aron Products”) upon termination of the agreement;
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
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $28.6 and $36.3, respectively)	$1,472.5	$1,609.5
Accounts receivable	1,056.8	512.9
Inventories	2,831.4	1,686.2
Prepaid and other current assets	125.8	58.8
Total current assets	5,486.5	3,867.4

Property, plant and equipment, net (PBFX: $798.8 and $820.2, respectively)	4,846.1	4,843.3
Lease right of use assets	720.1	916.9
Deferred charges and other assets, net	791.5	872.2
Total assets	$11,844.2	$10,499.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461.2	$407.0
Accrued expenses	3,542.6	1,911.5
Deferred revenue	42.3	47.2
Current operating lease liabilities	64.4	78.4
Current debt	89.1	7.4
Total current liabilities	4,199.6	2,451.5

Long-term debt (PBFX: $647.1 and $720.8, respectively)	4,318.0	4,653.6
Deferred tax liabilities	108.1	99.6
Long-term operating lease liabilities	585.7	756.0
Long-term financing lease liabilities	61.4	68.3
Other long-term liabilities	249.3	268.5
Total liabilities	9,522.1	8,297.5

Commitments and contingencies (Note 9)

Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,245,509 shares outstanding at September 30, 2021, 120,101,641 shares outstanding at December 31, 2020	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 16 shares outstanding at September 30, 2021, 16 shares outstanding at December 31, 2020	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2021 and December 31, 2020	—	—
Treasury stock, at cost, 6,638,658 shares outstanding at September 30, 2021 and 6,549,449 shares outstanding at December 31, 2020	(168.5)	(167.3)
Additional paid in capital	2,868.0	2,846.2
Retained earnings (Accumulated deficit)	(961.4)	(1,027.1)
Accumulated other comprehensive loss	(9.0)	(9.1)
Total PBF Energy Inc. equity	1,729.2	1,642.8
Noncontrolling interest	592.9	559.5
Total equity	2,322.1	2,202.3
Total liabilities and equity	$11,844.2	$10,499.8

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,186.7	$3,667.5	$19,009.4	$11,460.8

Cost and expenses:
Cost of products and other	6,374.7	3,378.6	16,666.4	11,095.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	530.5	471.9	1,495.6	1,445.7
Depreciation and amortization expense	112.8	130.3	338.5	369.3
Cost of sales	7,018.0	3,980.8	18,500.5	12,910.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64.1	46.6	166.9	187.0
Depreciation and amortization expense	3.4	2.7	10.1	8.4
Change in fair value of contingent consideration	0.1	(28.6)	26.2	(93.5)
Impairment expense	—	7.0	—	7.0
Loss (gain) on sale of assets	0.2	1.7	(0.4)	(469.4)
Total cost and expenses	7,085.8	4,010.2	18,703.3	12,549.5

Income (loss) from operations	100.9	(342.7)	306.1	(1,088.7)

Other income (expense):
Interest expense, net	(82.0)	(70.4)	(243.1)	(185.1)
Change in Tax Receivable Agreement liability	—	252.2	—	240.6
Change in fair value of catalyst obligations	17.8	(2.4)	13.6	4.2
Gain (loss) on extinguishment of debt	60.3	—	60.3	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.1	5.9	3.2
Income (loss) before income taxes	99.0	(162.2)	142.8	(1,048.0)
Income tax expense (benefit)	20.3	235.6	16.4	(0.7)
Net income (loss)	78.7	(397.8)	126.4	(1,047.3)
Less: net income attributable to noncontrolling interests	19.6	19.4	60.7	46.7
Net income (loss) attributable to PBF Energy Inc. stockholders	$59.1	$(417.2)	$65.7	$(1,094.0)

Weighted-average shares of Class A common stock outstanding
Basic	120,268,046	119,684,030	120,230,369	119,561,388
Diluted	121,354,089	119,684,030	121,607,207	120,628,237
Net income (loss) available to Class A common stock per share:
Basic	$0.49	$(3.49)	$0.55	$(9.15)
Diluted	$0.49	$(3.49)	$0.54	$(9.15)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$78.7	$(397.8)	$126.4	$(1,047.3)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	—	0.1	(0.5)	0.8
Net gain (loss) on pension and other post-retirement benefits	0.2	0.2	0.6	(3.0)
Total other comprehensive income (loss)	0.2	0.3	0.1	(2.2)
Comprehensive income (loss)	78.9	(397.5)	126.5	(1,049.5)
Less: comprehensive income attributable to noncontrolling interests	19.6	19.4	60.7	46.7
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$59.3	$(416.9)	$65.8	$(1,096.2)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2021	120,247,995	$0.1	16	$—	$2,862.5	$(1,020.5)	$(9.2)	6,636,172	$(168.5)	$582.5	$2,246.9

Comprehensive income	—	—	—	—	—	59.1	0.2	—	—	19.6	78.9
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.0)	(10.0)
Stock-based compensation expense	—	—	—	—	5.5	—	—	—	—	0.8	6.3
Treasury stock purchases	(2,486)	—	—	—	—	—	—	2,486	—	—	—
Balance, September 30, 2021	120,245,509	$0.1	16	$—	$2,868.0	$(961.4)	$(9.0)	6,638,658	$(168.5)	$592.9	$2,322.1

Balance, June 30, 2020	120,032,858	$0.1	17	$—	$2,832.7	$(311.5)	$(10.8)	6,455,930	$(165.7)	$544.9	$2,889.7

Comprehensive income (loss)	—	—	—	—	—	(417.2)	0.3	—	—	19.4	(397.5)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(9.9)	(9.9)
Stock-based compensation expense	—	—	—	—	7.9	—	—	—	—	1.0	8.9
Transactions in connection with stock-based compensation plans	157,516	—	—	—	—	—	—	—	—	—	—
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	4,978	—	(1)	—	—	—	—	—	—	—	—
Treasury stock purchases	(43,757)	—	—	—	1.3	—	—	43,757	(1.3)	—	—
Other	—	—	—	—	(0.4)	—	—	—	—	—	(0.4)
Balance, September 30, 2020	120,151,595	$0.1	16	$—	$2,841.5	$(728.7)	$(10.5)	6,499,687	$(167.0)	$555.4	$2,490.8

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3

Comprehensive income (loss)	—	—	—	—	—	65.7	0.1	—	—	60.7	126.5
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(30.0)	(30.0)
Stock-based compensation expense	—	—	—	—	18.3	—	—	—	—	4.6	22.9
Transactions in connection with stock-based compensation plans	188,722	—	—	—	(0.8)	—	—	—	—	(1.0)	(1.8)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	44,355	—	—	—	0.2	—	—	—	—	(0.2)	—
Treasury stock purchases	(89,209)	—	—	—	1.2	—	—	89,209	(1.2)	—	—
Other	—	—	—	—	2.9	—	—	—	—	(0.7)	2.2
Balance, September 30, 2021	120,245,509	$0.1	16	$—	$2,868.0	$(961.4)	$(9.0)	6,638,658	$(168.5)	$592.9	$2,322.1

Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5

Comprehensive income (loss)	—	—	—	—	—	(1,094.0)	(2.2)	—	—	46.7	(1,049.5)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(36.9)	(36.9)
Stock-based compensation expense	—	—	—	—	21.4	—	—	—	—	3.2	24.6
Transactions in connection with stock-based compensation plans	166,877	—	—	—	(0.7)	—	—	—	—	—	(0.7)
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	254,647	—	(4)	—	2.3	—	—	—	—	(2.3)	—
Treasury stock purchases	(74,900)	—	—	—	1.3	—	—	74,900	(1.3)	—	—
Other	—	—	—	—	4.9	—	—	—	—	(0.8)	4.1
Balance, September 30, 2020	120,151,595	$0.1	16	$—	$2,841.5	$(728.7)	$(10.5)	6,499,687	$(167.0)	$555.4	$2,490.8

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$126.4	$(1,047.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	361.2	391.9
Impairment expense	—	7.0
Stock-based compensation	24.7	29.1
Change in fair value of catalyst obligations	(13.6)	(4.2)
Deferred income taxes	8.5	(1.1)
Change in Tax Receivable Agreement liability	—	(240.6)
Non-cash change in inventory repurchase obligations	46.0	(19.1)
Non-cash lower of cost or market inventory adjustment	(669.6)	691.5
Change in fair value of contingent consideration	26.2	(93.5)
(Gain) loss on extinguishment of debt	(60.3)	22.2
Pension and other post-retirement benefit costs	38.0	41.5
Gain on sale of assets	(0.4)	(469.4)

Changes in operating assets and liabilities:
Accounts receivable	(543.9)	370.4
Inventories	(475.6)	169.3
Prepaid and other current assets	(67.0)	(22.8)
Accounts payable	34.2	(398.5)
Accrued expenses	1,574.7	(162.1)
Deferred revenue	(4.9)	3.4
Other assets and liabilities	(78.9)	(60.3)
Net cash provided by (used in) operating activities	$325.7	$(792.6)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(142.0)	(158.0)
Expenditures for deferred turnaround costs	(64.6)	(175.8)
Expenditures for other assets	(20.6)	(9.7)
Acquisition of Martinez refinery	—	(1,176.2)
Proceeds from sale of assets	—	529.4
Net cash used in investing activities	$(227.2)	$(990.3)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Dividend payments	$—	$(35.9)
Distributions to PBFX public unitholders	(29.3)	(36.2)
Distributions to PBF Energy Company LLC members other than PBF Energy	—	(0.4)
Distributions to T&M and Collins shareholders	(0.7)	—
Proceeds from 2025 9.25% Senior Secured Notes	—	1,000.0
Proceeds from 2028 6.00% Senior Notes	—	1,000.0
Repurchase of 2028 6.00% Senior Notes	(69.7)	—
Repurchase of 2025 7.25% Senior Notes	(21.2)	—
Redemption of 2023 7.00% Senior Notes	—	(517.5)
Proceeds from revolver borrowings	—	1,450.0
Repayments of revolver borrowings	—	(550.0)
Proceeds from PBFX revolver borrowings	—	100.0
Repayments of PBFX revolver borrowings	(75.0)	(170.0)
Repayments of PBF Rail Term Loan	(5.5)	(5.4)
Settlement of precious metal catalyst obligations	(18.5)	(8.8)
Proceeds from catalyst financing arrangements	—	51.9
Payments on financing leases	(10.7)	(8.9)
Proceeds from insurance premium financing	7.0	12.7
Payments of contingent consideration	(12.2)	—
Deferred financing costs and other	0.3	(30.9)
Net cash (used in) provided by financing activities	$(235.5)	$2,250.6

Net (decrease) increase in cash and cash equivalents	(137.0)	467.7
Cash and cash equivalents, beginning of period	1,609.5	814.9
Cash and cash equivalents, end of period	$1,472.5	$1,282.6

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$65.0	$23.5
Assets acquired or remeasured under operating and financing leases	(126.5)	690.7
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3
Cash paid during the period for:
Interest (net of capitalized interest of $5.5 million and $10.0 million in 2021 and 2020, respectively)	$196.6	$113.8
Income taxes	5.3	1.5

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $28.6 and $36.3, respectively)	$1,470.7	$1,607.3
Accounts receivable	1,056.8	512.9
Inventories	2,831.4	1,686.2
Prepaid and other current assets	125.8	58.8
Total current assets	5,484.7	3,865.2

Property, plant and equipment, net (PBFX: $798.8 and $820.2, respectively)	4,846.1	4,843.3
Lease right of use assets	720.1	916.9
Deferred charges and other assets, net	791.6	872.3
Total assets	$11,842.5	$10,497.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461.2	$406.9
Accrued expenses	3,583.1	1,951.2
Deferred revenue	42.3	47.2
Current operating lease liabilities	64.4	78.4
Current debt	89.1	7.4
Total current liabilities	4,240.1	2,491.1

Long-term debt (PBFX: $647.1 and $720.8, respectively)	4,318.0	4,653.6
Affiliate note payable	375.3	376.3
Deferred tax liabilities	23.1	38.7
Long-term operating lease liabilities	585.7	756.0
Long-term financing lease liabilities	61.4	68.3
Other long-term liabilities	249.3	268.5
Total liabilities	9,852.9	8,652.5

Commitments and contingencies (Note 9)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 994,192 and 970,647 issued and outstanding at September 30, 2021 and December 31, 2020, no par or stated value	17.8	17.6
Series C Units, 120,266,740 and 120,122,872 issued and outstanding at September 30, 2021 and December 31, 2020, no par or stated value	2,239.2	2,220.3
Treasury stock, at cost	(168.5)	(167.3)
Retained earnings (accumulated deficit)	(597.0)	(690.5)
Accumulated other comprehensive loss	(6.0)	(6.1)
Total PBF Energy Company LLC equity	1,485.5	1,374.0
Noncontrolling interest	499.0	466.1
Total equity	1,984.5	1,840.1
Total liabilities, Series B units and equity	$11,842.5	$10,497.7

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,186.7	$3,667.5	$19,009.4	$11,460.8

Cost and expenses:
Cost of products and other	6,374.7	3,378.6	16,666.4	11,095.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	530.5	471.9	1,495.6	1,445.7
Depreciation and amortization expense	112.8	130.3	338.5	369.3
Cost of sales	7,018.0	3,980.8	18,500.5	12,910.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	63.7	46.4	165.3	186.5
Depreciation and amortization expense	3.4	2.7	10.1	8.4
Change in fair value of contingent consideration	0.1	(28.6)	26.2	(93.5)
Impairment expense	—	7.0	—	7.0
Loss (gain) on sale of assets	0.2	1.7	(0.4)	(469.4)
Total cost and expenses	7,085.4	4,010.0	18,701.7	12,549.0

Income (loss) from operations	101.3	(342.5)	307.7	(1,088.2)

Other income (expense):
Interest expense, net	(84.8)	(73.0)	(250.9)	(192.8)
Change in fair value of catalyst obligations	17.8	(2.4)	13.6	4.2
Gain (loss) on extinguishment of debt	60.3	—	60.3	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.1	5.9	3.2
Income (loss) before income taxes	96.6	(416.8)	136.6	(1,295.8)
Income tax (benefit) expense	(2.0)	(1.2)	(16.9)	8.6
Net income (loss)	98.6	(415.6)	153.5	(1,304.4)
Less: net income attributable to noncontrolling interests	18.9	22.8	60.0	60.3
Net income (loss) attributable to PBF Energy Company LLC	$79.7	$(438.4)	$93.5	$(1,364.7)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$98.6	$(415.6)	$153.5	$(1,304.4)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	—	0.1	(0.5)	0.8
Net gain on pension and other post-retirement benefits	0.2	0.2	0.6	0.6
Total other comprehensive income	0.2	0.3	0.1	1.4
Comprehensive income (loss)	98.8	(415.3)	153.6	(1,303.0)
Less: comprehensive income attributable to noncontrolling interests	18.9	22.8	60.0	60.3
Comprehensive income (loss) attributable to PBF Energy Company LLC	$79.9	$(438.1)	$93.6	$(1,363.3)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, June 30, 2021	994,192	$17.8	120,269,226	$2,233.7	$(6.2)	$(676.7)	$489.3	$(168.5)	$1,889.4
Comprehensive income	—	—	—	—	0.2	79.7	18.9	—	98.8
Distribution to members	—	—	—	—	—	—	(10.0)	—	(10.0)
Stock-based compensation expense	—	—	—	5.5	—	—	0.8	—	6.3
Treasury stock purchases	—	—	(2,486)	—	—	—	—	—	—
Balance, September 30, 2021	994,192	$17.8	120,266,740	$2,239.2	$(6.0)	$(597.0)	$499.0	$(168.5)	$1,984.5

Balance, June 30, 2020	975,625	$17.6	120,054,089	$2,204.4	$(8.6)	$179.8	$444.6	$(165.7)	$2,672.1
Comprehensive income (loss)	—	—	—	—	0.3	(438.4)	22.8	—	(415.3)
Exchange of Series A units for PBF Energy Class A common stock	(4,978)	—	4,978	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(9.9)	—	(9.9)
Stock-based compensation expense	—	—	—	7.9	—	—	1.0	—	8.9
Transactions in connection with stock-based compensation plans	—	—	157,516	—	—	—	—	—	—
Treasury stock purchases	—	—	(43,757)	1.3	—	—	—	(1.3)	—
Balance, September 30, 2020	970,647	$17.6	120,172,826	$2,213.6	$(8.3)	$(258.6)	$458.5	$(167.0)	$2,255.8

See notes to condensed consolidated financial statements.

 PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2020	970,647	$17.6	120,122,872	$2,220.3	$(6.1)	$(690.5)	$466.1	$(167.3)	$1,840.1
Comprehensive income	—	—	—	—	0.1	93.5	60.0	—	153.6
Exchange of Series A units for PBF Energy Class A common stock	(44,355)	(0.2)	44,355	0.2	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(30.0)	—	(30.0)
Stock-based compensation expense	—	—	—	18.3	—	—	4.6	—	22.9
Transactions in connection with stock-based compensation plans	67,900	0.4	188,722	(0.8)	—	—	(1.0)	—	(1.4)
Treasury stock purchases	—	—	(89,209)	1.2	—	—	—	(1.2)	—
Other	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, September 30, 2021	994,192	$17.8	120,266,740	$2,239.2	$(6.0)	$(597.0)	$499.0	$(168.5)	$1,984.5

Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1
Comprehensive income (loss)	—	—	—	—	1.4	(1,364.7)	60.3	—	(1,303.0)
Exchange of Series A units for PBF Energy Class A common stock	(254,647)	(2.3)	254,647	2.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(36.9)	—	(73.2)
Stock-based compensation expense	—	—	—	21.4	—	—	3.2	—	24.6
Transactions in connection with stock-based compensation plans	9,977	(0.1)	166,877	(0.8)	—	—	—	—	(0.9)
Treasury stock purchases	—	—	(74,900)	1.3	—	—	—	(1.3)	—
Other	—	—	—	—	—	—	(0.8)	—	(0.8)
Balance, September 30, 2020	970,647	$17.6	120,172,826	$2,213.6	$(8.3)	$(258.6)	$458.5	$(167.0)	$2,255.8

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$153.5	$(1,304.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	361.2	391.9
Impairment expense	—	7.0
Stock-based compensation	24.7	29.1
Change in fair value of catalyst obligations	(13.6)	(4.2)
Deferred income taxes	(15.6)	8.6
Non-cash change in inventory repurchase obligations	46.0	(19.1)
Non-cash lower of cost or market inventory adjustment	(669.6)	691.5
Change in fair value of contingent consideration	26.2	(93.5)
(Gain) loss on extinguishment of debt	(60.3)	22.2
Pension and other post-retirement benefit costs	38.0	41.5
Gain on sale of assets	(0.4)	(469.4)

Changes in operating assets and liabilities:
Accounts receivable	(543.9)	369.4
Inventories	(475.6)	169.3
Prepaid and other current assets	(67.0)	(22.8)
Accounts payable	34.2	(398.5)
Accrued expenses	1,575.6	(153.4)
Deferred revenue	(4.9)	3.4
Other assets and liabilities	(78.9)	(61.0)
Net cash provided by (used in) operating activities	$329.6	$(792.4)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(142.0)	(158.0)
Expenditures for deferred turnaround costs	(64.6)	(175.8)
Expenditures for other assets	(20.6)	(9.7)
Acquisition of Martinez refinery	—	(1,176.2)
Proceeds from sale of assets	—	529.4
Net cash used in investing activities	$(227.2)	$(990.3)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$—	$(36.3)
Distributions to PBFX public unitholders	(29.3)	(36.2)
Distributions to T&M and Collins shareholders	(0.7)	—
Proceeds from 2025 9.25% Senior Secured Notes	—	1,000.0
Proceeds from 2028 6.00% Senior Notes	—	1,000.0
Repurchase of 2028 6.00% Senior Notes	(69.7)	—
Repurchase of 2025 7.25% Senior Notes	(21.2)	—
Redemption of 2023 7.00% Senior Notes	—	(517.5)
Proceeds from revolver borrowings	—	1,450.0
Repayments of revolver borrowings	—	(550.0)
Proceeds from PBFX revolver borrowings	—	100.0
Repayments of PBFX revolver borrowings	(75.0)	(170.0)
Payments of contingent consideration	(12.2)	—
Repayments of PBF Rail Term Loan	(5.5)	(5.4)
Settlement of precious metal catalyst obligations	(18.5)	(8.8)
Proceeds from catalyst financing arrangements	—	51.9
Payments on financing leases	(10.7)	(8.9)
Proceeds from insurance premium financing	7.0	12.7
Affiliate note payable with PBF Energy Inc.	(1.0)	(0.5)
Deferred financing costs and other	(2.2)	(31.1)
Net cash (used in) provided by financing activities	(239.0)	2,249.9

Net (decrease) increase in cash and cash equivalents	(136.6)	467.2
Cash and cash equivalents, beginning of period	1,607.3	813.7
Cash and cash equivalents, end of period	$1,470.7	$1,280.9

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$65.0	$23.5
Assets acquired or remeasured under operating and financing leases	(126.5)	690.7
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3
Cash paid during the period for:
Interest (net of capitalized interest of $5.5 million and $10.0 million in 2021 and 2020, respectively)	$196.6	$113.8
Income taxes	1.8	0.6

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
PBF Energy holds a 99.2% economic interest in PBF LLC as of September 30, 2021 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. The PBF LLC Series C Units rank on parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As of September 30, 2021, PBF Energy held 120,266,740 PBF LLC Series C Units and the members of PBF LLC other than PBF Energy held 994,192 PBF LLC Series A Units.
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
As of September 30, 2021, PBF LLC also held a 47.9% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 11 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of September 30, 2021, Transactions in connection with stock-based compensation plans, previously disclosed as either Exercise of warrants and options or Taxes paid for net settlement of equity-based compensation, in the Condensed Consolidated Statement of Changes in Equity, are now disclosed together within one line item in the Condensed Consolidated Statement of Changes in Equity. Certain of these amounts previously reported in the Company's Condensed Consolidated Financial Statements and the respective notes for prior periods have been reclassified to conform to the 2021 presentation.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the novel coronavirus (“COVID-19”) pandemic, Delta variant and other variants thereof, and related adverse impact on economic and commercial activity resulted in a significant reduction in demand for refined petroleum and petrochemical products starting in the first quarter of 2020. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position. Demand for these products, however, has started to recover throughout the three and nine months ended September 30, 2021 in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. The Company has adjusted throughput rates across its entire refining system to correlate with the gradual increases in demand, while still running below historic levels.
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

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of September 30, 2021, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of September 30, 2021, PBF LLC held a 47.9% limited partner interest in PBFX (consisting of 29,953,631 common units) with the remaining 52.1% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.

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

The Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2021 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition whereas the same period in 2020 includes the results of operations of such assets from the date of the Martinez Acquisition on February 1, 2020 to September 30, 2020. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

Nine Months Ended September 30, 2020
(Unaudited, in millions)
PBF Energy
Pro-forma revenues	$11,824.6
Pro-forma net loss attributable to PBF Energy Inc. stockholders	(1,125.0)

PBF LLC
Pro-forma revenues	$11,824.6
Pro-forma net loss attributable to PBF LLC	(1,396.0)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Expenses
There were no acquisition costs for the three and nine months ended September 30, 2021. The Company incurred acquisition-related costs of $0.2 million and $11.0 million for the three and nine months ended September 30, 2020, respectively, consisting primarily of consulting and legal expenses related to the Martinez Acquisition. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2021 or December 31, 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

September 30, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,277.7	$—	$1,277.7
Refined products and blendstocks	1,059.0	355.5	1,414.5
Warehouse stock and other	139.2	—	139.2
	$2,475.9	$355.5	$2,831.4
Lower of cost or market adjustment	—	—	—
Total inventories	$2,475.9	$355.5	$2,831.4

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries, and sold to counterparties in connection with such agreements. As of September 30, 2021, this inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at a PBFX storage facility (collectively, the “J. Aron Storage Tanks”).
At September 30, 2021 the replacement value of inventories exceeded the last-in, first-out carrying value. During the nine months ended September 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no lower of cost or market (“LCM”) inventory reserve at September 30, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020.
During the three months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $9.9 million, reflecting the net change in the LCM inventory reserve from $1,103.0 million at June 30, 2020 to $1,093.1 million at September 30, 2020. During the nine months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $691.5 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,093.1 million at September 30, 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	September 30, 2021	December 31, 2020
Inventory-related accruals	$1,408.6	$695.0
Renewable energy credit and emissions obligations (a)	1,308.8	528.1
Inventory intermediation agreements (b)	290.9	225.8
Excise and sales tax payable	120.6	120.1
Accrued interest	79.2	46.1
Accrued transportation costs	77.7	72.1
Accrued utilities	62.8	58.6
Accrued salaries and benefits	48.6	42.2
Accrued refinery maintenance and support costs	47.1	35.7
Accrued capital expenditures	27.8	15.0
Environmental liabilities	12.9	11.8
Current finance lease liabilities	10.6	14.4
Customer deposits	4.1	4.0
Contingent consideration	2.5	12.1
Other	40.4	30.5
Total accrued expenses	$3,542.6	$1,911.5

PBF LLC (in millions)	September 30, 2021	December 31, 2020
Inventory-related accruals	$1,408.6	$695.0
Renewable energy credit and emissions obligations (a)	1,308.8	528.1
Inventory intermediation agreements (b)	290.9	225.8
Accrued interest	124.8	83.8
Excise and sales tax payable	120.6	120.1
Accrued transportation costs	77.7	72.1
Accrued utilities	62.8	58.6
Accrued salaries and benefits	48.6	42.2
Accrued refinery maintenance and support costs	47.1	35.7
Accrued capital expenditures	27.8	15.0
Environmental liabilities	12.9	11.8
Current finance lease liabilities	10.6	14.4
Customer deposits	4.1	4.0
Contingent consideration	2.5	12.1
Other	35.3	32.5
Total accrued expenses	$3,583.1	$1,951.2

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
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2021 and December 31, 2020, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.

7. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	September 30, 2021	December 31, 2020
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	882.3	1,000.0
2025 Senior Notes	690.0	725.0
PBFX 2023 Senior Notes	525.0	525.0
Revolving Credit Facility	900.0	900.0
PBFX Revolving Credit Facility	125.0	200.0
PBF Rail Term Loan	1.9	7.4
Catalyst financing arrangements	70.4	102.5
	4,444.6	4,709.9
Less—Current debt	(89.1)	(7.4)
Unamortized premium	1.6	2.2
Unamortized deferred financing costs	(39.1)	(51.1)
Long-term debt	$4,318.0	$4,653.6

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Extinguishment of Debt
During the three months ended September 30, 2021, the Company made a number of open market repurchases of its 2028 Senior Notes and its 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $90.9 million and the Company recognized a $60.3 million gain on the extinguishment of debt during the three and nine months ended September 30, 2021.

8. AFFILIATE NOTE PAYABLE - PBF LLC
As of September 30, 2021 and December 31, 2020, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $375.3 million and $376.3 million, respectively. The note payable has a maturity date of April 2030, an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
Environmental Matters
The Company’s refineries, pipelines and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment (including in response to the potential impacts of climate change), waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $109.0 million as of September 30, 2021 ($113.7 million as of December 31, 2020), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $148.1 million and $153.7 million at September 30, 2021 and December 31, 2020, respectively, of which $135.2 million and $141.9 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statement of Operations. The value of the Martinez Contingent Consideration was estimated to be $23.6 million as of September 30, 2021 and zero as of December 31, 2020, representing anticipated future earn-out payments, if any.
In connection with the PBFX acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between PBFX and Crown Point included an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain acquired idled assets (the “PBFX Contingent Consideration”). PBFX and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $2.5 million and $12.1 million as of September 30, 2021 and December 31, 2020, respectively. The PBFX Contingent Consideration is included in “Accrued expenses” within the Company’s Condensed Consolidated Balance Sheets.
Tax Receivable Agreement
PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expire unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of September 30, 2021 (99.2% as of December 31, 2020). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
The Company did not record a Tax Receivable Agreement liability as of September 30, 2021 or December 31, 2020, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the remeasurement of deferred tax assets. Refer to “Note 15 - Income Taxes” for more details.

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of September 30, 2021 and December 31, 2020
The table below provides the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Lease right of use assets	$651.4	$836.5
Finance lease assets	Lease right of use assets	68.7	80.4
Total lease right of use assets		$720.1	$916.9

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$64.4	$78.4
Finance lease liabilities	Accrued expenses	10.6	14.4
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	585.7	756.0
Finance lease liabilities	Long-term financing lease liabilities	61.4	68.3
Total lease liabilities		$722.1	$917.1

Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs (in millions)	2021	2020	2021	2020
Components of total lease costs:
Finance lease costs
Amortization of lease right of use assets	$3.9	$3.7	$11.7	$10.2
Interest on lease liabilities	1.0	1.1	3.2	3.1
Operating lease costs	42.0	47.1	128.8	117.4
Short-term lease costs	15.5	23.1	44.0	71.7
Variable lease costs	2.7	2.7	7.5	9.6
Total lease costs	$65.1	$77.7	$195.2	$212.0

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$128.1	$118.3
Operating cash flows for finance leases	3.2	3.1
Financing cash flows for finance leases	10.7	8.9
Supplemental non-cash changes to lease liabilities from obtaining or remeasuring right of use assets	$(126.5)	$690.7

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2021:

Weighted average remaining lease term - operating leases	13.4 years
Weighted average remaining lease term - finance leases	6.7 years

Weighted average discount rate - operating leases	15.5%
Weighted average discount rate - finance leases	5.6%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2021:

Amounts due within twelve months of September 30, (in millions)	Finance Leases	Operating Leases
2021	$14.3	$154.2
2022	12.8	133.6
2023	12.8	114.9
2024	11.8	108.6
2025	11.1	97.4
Thereafter	23.4	876.5
Total minimum lease payments	86.2	1,485.2
Less: effect of discounting	14.2	835.1
Present value of future minimum lease payments	72.0	650.1
Less: current obligations under leases	10.6	64.4
Long-term lease obligations	$61.4	$585.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million, and a 7-year lease for mildew catalyst, with future lease payments estimated to total approximately $24.2 million. No other such leases that have not yet commenced, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

11. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% as of both September 30, 2021 and December 31, 2020.
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
The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2020 and September 30, 2021 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2020	970,647	120,101,641	121,072,288
	0.8%	99.2%	100.0%
September 30, 2021	994,192	120,245,509	121,239,701
	0.8%	99.2%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 47.9% limited partner interest in PBFX with the remaining 52.1% limited partner interest owned by the public common unitholders as of September 30, 2021. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBFX as of December 31, 2020 and September 30, 2021 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2020	32,411,207	29,953,631	62,364,838
	52.0%	48.0%	100.0%
September 30, 2021	32,563,506	29,953,631	62,517,137
	52.1%	47.9%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three and nine months ended September 30, 2021 the Company recorded noncontrolling interest in the (losses) earnings of these subsidiaries of $(0.1) million and $2.3 million, respectively. In the three and nine months ended September 30, 2020 the Company recorded noncontrolling interest in the earnings of these subsidiaries of less than $0.1 million.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2021 and 2020, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
Comprehensive income	65.8	0.7	2.3	57.7	126.5
Dividends and distributions	—	—	(0.7)	(30.0)	(30.7)
Stock-based compensation	18.3	—	—	4.6	22.9
Transactions in connection with stock-based compensation plans	(0.8)	—	—	(1.0)	(1.8)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.2	(0.2)	—	—	—
Other	2.9	—	—	—	2.9
Balance at September 30, 2021	$1,729.2	$93.9	$12.2	$486.8	$2,322.1

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(1,096.2)	(13.6)	(0.1)	60.4	(1,049.5)
Dividends and distributions	(35.9)	(0.4)	—	(36.9)	(73.2)
Stock-based compensation	21.4	—	—	3.2	24.6
Transactions in connection with stock-based compensation plans	(0.7)	—	—	—	(0.7)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2.3	(2.3)	—	—	—
Other	4.9	—	—	(0.8)	4.1
Balance at September 30, 2020	$1,935.4	$96.9	$10.8	$447.7	$2,490.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the nine months ended September 30, 2021 and 2020, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,374.0	$10.6	$455.5	$1,840.1
Comprehensive income	93.6	2.3	57.7	153.6
Dividends and distributions	—	(0.7)	(30.0)	(30.7)
Stock-based compensation	18.3	—	4.6	22.9
Transactions in connection with stock-based compensation plans	(0.4)	—	(1.0)	(1.4)
Balance at September 30, 2021	$1,485.5	$12.2	$486.8	$1,984.5

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(1,363.3)	(0.1)	60.4	(1,303.0)
Dividends and distributions	(36.3)	—	(36.9)	(73.2)
Stock-based compensation	21.4	—	3.2	24.6
Transactions in connection with stock-based compensation plans	(0.9)	—	—	(0.9)
Other	—	—	(0.8)	(0.8)
Balance at September 30, 2020	$1,797.3	$10.8	$447.7	$2,255.8

12. DIVIDENDS AND DISTRIBUTIONS
On March 30, 2020, PBF Energy announced that it had suspended its quarterly dividend of $0.30 per share on its Class A common stock as part of its strategic plan to respond to the impact of the COVID-19 outbreak. As a result, there were no dividends or distributions for the three or nine months ended September 30, 2021.

With respect to distributions paid during the nine months ended September 30, 2021, PBFX paid a distribution on outstanding common units of $0.30 per unit on March 17, 2021, $0.30 per unit on May 27, 2021 and $0.30 on August 26, 2021, of which $27.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$14.4	$15.0	$43.1	$43.9
Interest cost	1.3	1.8	4.0	5.3
Expected return on plan assets	(3.6)	(3.2)	(10.7)	(9.4)
Amortization of prior service cost and actuarial loss	0.1	0.1	0.1	0.2
Net periodic benefit cost	$12.2	$13.7	$36.5	$40.0

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$0.3	$0.3	$0.8	$0.8
Interest cost	0.1	0.1	0.2	0.3
Amortization of prior service cost and actuarial loss	0.1	0.1	0.5	0.4
Net periodic benefit cost	$0.5	$0.5	$1.5	$1.5

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

	Three Months Ended September 30,
(in millions)	2021	2020
Refining Segment:
Gasoline and distillates	$6,143.4	$3,121.8
Feedstocks and other	380.3	196.4
Asphalt and blackoils	329.2	206.5
Chemicals	240.7	81.7
Lubricants	79.7	42.8
Total	7,173.3	3,649.2
Logistics Segment:
Logistics	88.9	89.0
Total revenues prior to eliminations	7,262.2	3,738.2
Elimination of intercompany revenues	(75.5)	(70.7)
Total Revenues	$7,186.7	$3,667.5

	Nine Months Ended September 30,
(in millions)	2021	2020
Refining Segment:
Gasoline and distillates	$16,364.1	$9,728.1
Feedstocks and other	883.2	723.0
Asphalt and blackoils	843.0	577.6
Chemicals	665.8	240.0
Lubricants	213.6	139.6
Total	18,969.7	11,408.3
Logistics Segment:
Logistics	266.2	271.2
Total revenues prior to eliminations	19,235.9	11,679.5
Elimination of intercompany revenues	(226.5)	(218.7)
Total Revenues	$19,009.4	$11,460.8

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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $42.3 million and $47.2 million as of September 30, 2021 and December 31, 2020, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

15. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognize income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.2% as of both September 30, 2021 and December 31, 2020). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reported income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Current income tax expense	$8.3	$—	$7.9	$0.4
Deferred income tax expense (benefit)	12.0	235.6	8.5	(1.1)
Total income tax expense (benefit)	$20.3	$235.6	$16.4	$(0.7)
The income tax provision is based on earnings (losses) before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2021, was 25.6% and 20.0%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2020, was (129.7)% and 0.1%, respectively.
PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2021, including the impact of income attributable to noncontrolling interests of $19.6 million and $60.7 million, respectively, was 20.5% and 11.5%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2020, including the impact of income attributable to noncontrolling interests of $19.4 million and $46.7 million, respectively, was (145.3)% and 0.1%, respectively.
For the three and nine months ended September 30, 2021, the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to the changes in the deferred tax asset valuation allowance noted above.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Current income tax benefit	$(0.2)	$—	$(1.3)	$—
Deferred income tax (benefit) expense	(1.8)	(1.2)	(15.6)	8.6
Total income tax (benefit) expense	$(2.0)	$(1.2)	$(16.9)	$8.6
The Company has determined there are no material uncertain tax positions as of September 30, 2021. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2021 and December 31, 2020.
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

	As of September 30, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$362.4	$—	$—	$362.4	N/A	$362.4
Commodity contracts	46.5	1.2	—	47.7	(47.7)	—
Liabilities:
Commodity contracts	88.1	—	—	88.1	(47.7)	40.4
Catalyst obligations	—	70.4	—	70.4	—	70.4
Renewable energy credit and emissions obligations	—	1,308.8	—	1,308.8	—	1,308.8
Contingent consideration obligations	—	—	26.2	26.2	—	26.2
Derivatives included with inventory intermediation agreement obligations	—	(34.7)	—	(34.7)	—	(34.7)

	As of December 31, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$411.6	$—	$—	$411.6	N/A	$411.6
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included with inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Renewable energy credit and emissions obligations	—	528.1	—	528.1	—	528.1
Contingent consideration obligations	—	—	12.1	12.1	—	12.1

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
•The contingent consideration obligations at September 30, 2021 and December 31, 2020 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2021 and December 31, 2020, $20.9 million and $21.2 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$26.1	$40.3	$12.1	$26.1
Additions	—	—	—	77.3
Accretion on discounted liabilities	—	1.0	—	3.8
Settlements	—	0.3	(12.1)	0.7
Unrealized loss (gain) included in earnings	0.1	(29.1)	26.2	(95.4)
Balance at end of period	$26.2	$12.5	$26.2	$12.5
There were no transfers between levels during the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020.

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,119.5	$1,250.0	$1,232.9
2028 Senior Notes (a)	882.3	559.6	1,000.0	562.5
2025 Senior Notes (a)	690.0	453.6	725.0	475.3
PBFX 2023 Senior Notes (a)	525.0	511.4	525.0	503.0
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
PBFX Revolving Credit Facility (b)	125.0	125.0	200.0	200.0
PBF Rail Term Loan (b)	1.9	1.9	7.4	7.4
Catalyst financing arrangements (c)	70.4	70.4	102.5	102.5
	4,444.6	3,741.4	4,709.9	3,983.6
Less - Current debt	(89.1)	(89.1)	(7.4)	(7.4)
Unamortized premium	1.6	n/a	2.2	n/a
Less - Unamortized deferred financing costs	(39.1)	n/a	(51.1)	n/a
Long-term debt	$4,318.0	$3,652.3	$4,653.6	$3,976.2

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
As of September 30, 2021 and December 31, 2020, there were no barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges. As of September 30, 2021, there were 2,679,289 barrels of intermediates and refined products (2,604,736 barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2021, there were 18,057,000 barrels of crude oil and 5,033,400 barrels of refined products (7,183,000 and 2,810,000, respectively, as of December 31, 2020), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding the fair values of derivative instruments as of September 30, 2021 and December 31, 2020, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(34.7)
December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$11.3

Derivatives not designated as hedging instruments:
September 30, 2021:
Commodity contracts	Accounts receivable	$(40.4)
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(3.8)
For the three months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(6.6)
For the nine months ended September 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(46.0)
For the nine months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$19.1

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2021:
Commodity contracts	Cost of products and other	$(33.2)
For the three months ended September 30, 2020:
Commodity contracts	Cost of products and other	$(9.1)
For the nine months ended September 30, 2021:
Commodity contracts	Cost of products and other	$(67.7)
For the nine months ended September 30, 2020:
Commodity contracts	Cost of products and other	$55.9

Hedged items designated in fair value hedges:
For the three months ended September 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$3.8
For the three months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$6.6
For the nine months ended September 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$46.0
For the nine months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(19.1)

The Company had no ineffectiveness related to fair value hedges for the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2021 and September 30, 2020 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2021
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,173.3	$88.9	$—	$(75.5)	$7,186.7
Depreciation and amortization expense	103.0	9.8	3.4	—	116.2
Income (loss) from operations	116.7	47.1	(62.9)	—	100.9
Interest expense, net	3.7	10.4	67.9	—	82.0
Capital expenditures	83.1	3.4	1.1	—	87.6

	Three Months Ended September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,649.2	$89.0	$—	$(70.7)	$3,667.5
Depreciation and amortization expense	115.9	14.4	2.7	—	133.0
Income (loss) from operations	(367.0)	55.6	(31.3)	—	(342.7)
Interest expense, net	(0.8)	11.5	59.7	—	70.4
Capital expenditures	53.0	1.7	2.0	—	56.7

	Nine Months Ended September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,969.7	$266.2	$—	$(226.5)	$19,009.4
Depreciation and amortization expense	310.0	28.5	10.1	—	348.6
Income (loss) from operations	349.4	142.8	(186.1)	—	306.1
Interest expense, net	7.2	31.8	204.1	—	243.1
Capital expenditures	216.4	6.9	3.9	—	227.2

	Nine Months Ended September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,408.3	$271.2	$—	$(218.7)	$11,460.8
Depreciation and amortization expense	332.4	36.9	8.4	—	377.7
Income (loss) from operations	(1,138.8)	153.4	(103.3)	—	(1,088.7)
Interest expense, net	0.7	37.0	147.4	—	185.1
Capital expenditures (1)	1,500.9	9.6	9.2	—	1,519.7

	Balance at September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,947.4	$910.6	$49.4	$(63.2)	$11,844.2

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$54.4	$(53.2)	$10,499.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2021
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,173.3	$88.9	$—	$(75.5)	$7,186.7
Depreciation and amortization expense	103.0	9.8	3.4	—	116.2
Income (loss) from operations	116.7	47.1	(62.5)	—	101.3
Interest expense, net	3.7	10.4	70.7	—	84.8
Capital expenditures	83.1	3.4	1.1	—	87.6

	Three Months Ended September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,649.2	$89.0	$—	$(70.7)	$3,667.5
Depreciation and amortization expense	115.9	14.4	2.7	—	133.0
Income (loss) from operations	(367.0)	55.6	(31.1)	—	(342.5)
Interest expense, net	(0.8)	11.5	62.3	—	73.0
Capital expenditures	53.0	1.7	2.0	—	56.7

	Nine Months Ended September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,969.7	$266.2	$—	$(226.5)	$19,009.4
Depreciation and amortization expense	310.0	28.5	10.1	—	348.6
Income (loss) from operations	349.4	142.8	(184.5)	—	307.7
Interest expense, net	7.2	31.8	211.9	—	250.9
Capital expenditures	216.4	6.9	3.9	—	227.2

	Nine Months Ended September 30, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$11,408.3	$271.2	$—	$(218.7)	$11,460.8
Depreciation and amortization expense	332.4	36.9	8.4	—	377.7
Income (loss) from operations	(1,138.8)	153.4	(102.8)	—	(1,088.2)
Interest expense, net	0.7	37.0	155.1	—	192.8
Capital expenditures (1)	1,500.9	9.6	9.2	—	1,519.7

	Balance at September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,947.4	$910.6	$47.7	$(63.2)	$11,842.5

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$52.3	$(53.2)	$10,497.7

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2021	2020	2021	2020
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$59.1	$(417.2)	$65.7	$(1,094.0)
Less: Income allocated to participating securities	—	—	—	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	$59.1	$(417.2)	$65.7	$(1,094.1)
Denominator for basic net income (loss) per Class A common share - weighted average shares	120,268,046	119,684,030	120,230,369	119,561,388
Basic net income (loss) attributable to PBF Energy per Class A common share	$0.49	$(3.49)	$0.55	$(9.15)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$59.1	$(417.2)	$65.7	$(1,094.1)
Plus: Net income (loss) attributable to noncontrolling interest (1)	0.7	—	0.7	(13.6)
Less: Income tax (expense) benefit on net income (loss) attributable to noncontrolling interest (1)	(0.2)	—	(0.2)	3.6
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$59.6	$(417.2)	$66.2	$(1,104.1)

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	120,268,046	119,684,030	120,230,369	119,561,388
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	994,192	—	989,314	1,066,849
Common stock equivalents	91,851	—	387,524	—
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	121,354,089	119,684,030	121,607,207	120,628,237
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$0.49	$(3.49)	$0.54	$(9.15)

___________________________________________

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.6% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2021 and a 26.3% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2020), attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,113,779 and 11,041,279 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2021, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 12,358,105 and 12,152,756 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2020, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

20. SUBSEQUENT EVENTS
PBFX Distributions
On October 28, 2021, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on November 30, 2021 to PBFX unitholders of record at the close of business on November 12, 2021.

Inventory Intermediation Agreement

On October 25, 2021, PBF Holding and its subsidiaries, DCR, PRC and Chalmette Refining (collectively, the “PBF Entities”), entered into a third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron, pursuant to which the terms of the existing Inventory Intermediation Agreements were amended and restated in their entirely, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.

Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to the J. Aron Products purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the "Refineries") and delivered into storage tanks at the Refineries (the "Storage Tanks"). Furthermore, J. Aron agrees to sell the J. Aron Products back to PRC and DCR (and, at the election of the PBF Entities, Chalmette Refining) as the J. Aron Products are discharged out of the Storage Tanks. J. Aron has the right to store the J. Aron Products purchased in tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreements. The Company intends to utilize the crude oil and will market and sell the refined products independently to third parties.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Extinguishment of Debt

In October 2021, the Company repurchased an additional $76.3 million of outstanding 2028 Senior Notes and 2025 Senior Notes for cash consideration of approximately $55.9 million. These notes are reflected as Current debt on the Condensed Consolidated Balance Sheet and were repurchased using cash on hand at September 30, 2021. The related gain on extinguishment of approximately $20.0 million will be recognized in the fourth quarter of 2021 in the Condensed Consolidated Statement of Operations.

In October 2021, the Company settled one of its precious metal financing arrangements at its Delaware City Refinery with cash on hand as of September 30, 2021. The related financing obligation of approximately $10.9 million as of September 30, 2021 is included in Current debt in the Condensed Consolidated Balance Sheet as of September 30, 2021.

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
PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of September 30, 2021. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. As of September 30, 2021, PBF LLC also holds a 47.9% limited partner interest and a non-economic general partner interest in PBFX, a publicly-traded MLP.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2021, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. In 2020, we reconfigured our Delaware City and Paulsboro refineries (the “East Coast Refining Reconfiguration”), temporarily idling certain of our major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit that we refer to as the “East Coast Refining System”. Each refinery is briefly described in the table below:

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
________
(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions such as our East Coast Refining Reconfiguration, in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are evaluated and updated accordingly.
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

As of September 30, 2021, PBF Energy owned 120,266,740 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 994,192 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in us (99.2% and 0.8% as of December 31, 2020, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
COVID-19
The outbreak of the COVID-19 pandemic negatively impacted worldwide economic and commercial activity and financial markets starting in the first quarter of 2020. The COVID-19 pandemic, the Delta variant and other variants thereof, and the related governmental and consumer responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower global demand for refined petroleum and petrochemical products. We have seen the demand for these products starting to rebound in 2021 as a result of the lifting or easing of governmental restrictions in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. Despite these signs of improvements, the resulting economic consequences of the COVID-19 pandemic remains uncertain and will depend on the ongoing severity, location and duration of the outbreak, the effectiveness of the vaccine programs and other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are actively responding to the impacts from these matters on our business. Starting in late March 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. We have been operating our refineries at reduced rates, while constantly monitoring and adjusting our production to correlate to increases in product demand. Throughput across our refineries was higher in the three and nine months ended September 2021 in comparison to the three and nine months ended September 2020, reflecting gradual improvement in market conditions. We expect near-term throughput to be in the 880,000 to 940,000 barrel per day range for our refining system. Despite the measures we have taken, we have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic for the foreseeable future. We are unable to predict the ultimate outcome of the economic impact of the COVID-19 pandemic and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.
We continue to adjust our operational plans to the evolving market conditions and continue to monitor and maintain lower operating expenses through significant reductions in discretionary activities and third-party services. We successfully reconfigured our East Coast Refining System to maintain the most profitable elements of two refineries while reducing costs and improving our competitive position. Our overall market outlook for the fourth quarter of 2021 remains constructive, with continued gradual improvement in demand, and our full-year capital expenditures are expected to be within a range of approximately $400.0 million to $450.0 million. Should market conditions change from our current expectations, we expect that we will review our capital requirements and adjust as needed.
Adoption of Rule 6-5
On July 21, 2021, the board of Bay Area Air Quality Management District (“BAAQMD”) voted to adopt Proposed Amended Rule (“PAR”) 6-5 requiring compliance with more stringent standards for particulate emissions from Fluid Catalytic Cracking (“FCC”) units at refineries in the Bay Area by 2026. The regulation, which impacts our Martinez refinery, does not require that any specific technology be utilized to meet the new standards. We have a previously approved capital project that will significantly lower the particulate emissions from Martinez's FCC and we have identified and will be evaluating potential process changes that could potentially reduce emissions further in advance of the compliance date. If these measures prove ineffective, the costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. In 2021, as a result of the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines, the demand for refined petroleum products has started to recover, consequently improving our refining margins in comparison to the prior year. While our results for the three and nine months ended September 30, 2021 continue to be impacted by lower demand for refined products, we have experienced gradual improvements when compared to the same periods in 2020 and favorable impacts on our revenues, cost of products sold, operating income and liquidity. Although we currently continue to operate our refineries at reduced rates, throughput rates across our refining system have increased in the current year to correlate with the gradual increases in demand.
East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we temporarily idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. Based on this reconfiguration, our East Coast throughput capacity is approximately 285,000 barrels per day.
Debt and Credit Facilities
Senior Notes
During the three months ended September 30, 2021, we made a number of open market repurchases of our 2028 Senior Notes (as defined below) and our 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $90.9 million and we recognized a $60.3 million gain on the extinguishment of debt during the three and nine months ended September 30, 2021.
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
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and was classified as Loss on extinguishment of debt in the Condensed Consolidated Statement of Operations as of September 30, 2020.
Revolving Credit Facility
During the nine months ended September 30, 2020, we used advances under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”) to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of both September 30, 2021 and December 31, 2020 were $900.0 million.
PBFX Revolving Credit Facility
During the nine months ended September 30, 2021, PBFX made net repayments of $75.0 million on the PBFX five-year, $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”), resulting in outstanding borrowings as of September 30, 2021 of $125.0 million. There was $200.0 million of outstanding borrowings under the PBFX Revolving Credit Facility as of December 31, 2020.
Catalyst Financing Obligations
During the three months ended September 30, 2021, we settled one of our precious metal financing arrangements, which represented a reduction in debt of approximately $18.5 million.
On September 25, 2020, we closed on agreements to sell a portion of our precious metals catalyst to certain major commercial banks for approximately $51.9 million and subsequently leased the catalyst back. The precious metals financing arrangements cover a portion of the catalyst used in our East Coast Refining System, and the Martinez and Toledo refineries. The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. We are obligated to repurchase the precious metals catalyst at fair market value upon expiration of these leases.
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
Tax Receivable Agreement
As of September 30, 2021 and December 31, 2020, there was zero liability recognized related to the Tax Receivable Agreement. As of September 30, 2020, PBF Energy recognized a liability for the Tax Receivable Agreement of $132.9 million ($373.5 million as of December 31, 2019) reflecting the estimate of the undiscounted amounts that the Company expected to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.
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

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2021 and 2020 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segment as, apart from PBFX’s third-party acquisitions, our Logistics segment does not have significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,186.7	$3,667.5	$19,009.4	$11,460.8

Cost and expenses:
Cost of products and other	6,374.7	3,378.6	16,666.4	11,095.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	530.5	471.9	1,495.6	1,445.7
Depreciation and amortization expense	112.8	130.3	338.5	369.3
Cost of sales	7,018.0	3,980.8	18,500.5	12,910.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64.1	46.6	166.9	187.0
Depreciation and amortization expense	3.4	2.7	10.1	8.4
Change in fair value of contingent consideration	0.1	(28.6)	26.2	(93.5)
Impairment expense	—	7.0	—	7.0
Loss (gain) on sale of assets	0.2	1.7	(0.4)	(469.4)
Total cost and expenses	7,085.8	4,010.2	18,703.3	12,549.5

Income (loss) from operations	100.9	(342.7)	306.1	(1,088.7)
Other income (expense):
Interest expense, net	(82.0)	(70.4)	(243.1)	(185.1)
Change in Tax Receivable Agreement liability	—	252.2	—	240.6
Change in fair value of catalyst obligations	17.8	(2.4)	13.6	4.2
Gain (loss) on extinguishment of debt	60.3	—	60.3	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.1	5.9	3.2
Income (loss) before income taxes	99.0	(162.2)	142.8	(1,048.0)
Income tax expense (benefit)	20.3	235.6	16.4	(0.7)
Net income (loss)	78.7	(397.8)	126.4	(1,047.3)
Less: net income attributable to noncontrolling interests	19.6	19.4	60.7	46.7
Net income (loss) attributable to PBF Energy Inc. stockholders	$59.1	$(417.2)	$65.7	$(1,094.0)

Consolidated gross margin	$168.7	$(313.3)	$508.9	$(1,449.2)
Gross refining margin (1)	$727.5	$203.1	$2,089.0	$108.0
Net income (loss) available to Class A common stock per share:
Basic	$0.49	$(3.49)	$0.55	$(9.15)
Diluted	$0.49	$(3.49)	$0.54	$(9.15)

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,186.7	$3,667.5	$19,009.4	$11,460.8

Cost and expenses:
Cost of products and other	6,374.7	3,378.6	16,666.4	11,095.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	530.5	471.9	1,495.6	1,445.7
Depreciation and amortization expense	112.8	130.3	338.5	369.3
Cost of sales	7,018.0	3,980.8	18,500.5	12,910.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	63.7	46.4	165.3	186.5
Depreciation and amortization expense	3.4	2.7	10.1	8.4
Change in fair value of contingent consideration	0.1	(28.6)	26.2	(93.5)
Impairment expense	—	7.0	—	7.0
Loss (gain) on sale of assets	0.2	1.7	(0.4)	(469.4)
Total cost and expenses	7,085.4	4,010.0	18,701.7	12,549.0

Income (loss) from operations	101.3	(342.5)	307.7	(1,088.2)

Other income (expense):
Interest expense, net	(84.8)	(73.0)	(250.9)	(192.8)
Change in fair value of catalyst obligations	17.8	(2.4)	13.6	4.2
Gain (loss) on extinguishment of debt	60.3	—	60.3	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.1	5.9	3.2
Income (loss) before income taxes	96.6	(416.8)	136.6	(1,295.8)
Income tax (benefit) expense	(2.0)	(1.2)	(16.9)	8.6
Net income (loss)	98.6	(415.6)	153.5	(1,304.4)
Less: net income attributable to noncontrolling interests	18.9	22.8	60.0	60.3
Net income (loss) attributable to PBF Energy Company LLC	$79.7	$(438.4)	$93.5	$(1,364.7)

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Key Operating Information
Production (bpd in thousands)	867.7	716.7	839.7	750.2
Crude oil and feedstocks throughput (bpd in thousands)	848.3	706.1	823.2	744.6
Total crude oil and feedstocks throughput (millions of barrels)	78.0	65.0	224.7	204.0
Consolidated gross margin per barrel of throughput	$2.16	$(4.82)	$2.26	$(7.10)
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.32	$2.98	$6.32	$3.92
Refinery operating expense, per barrel of throughput	$6.50	$6.96	$6.36	$6.78

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	43%	34%	43%
Medium	32%	25%	29%	26%
Light	19%	18%	20%	17%
Other feedstocks and blends	17%	14%	17%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	52%	54%	53%	50%
Distillates and distillate blendstocks	29%	28%	30%	31%
Lubes	1%	1%	1%	1%
Chemicals	2%	1%	2%	1%
Other	18%	18%	16%	18%
Total yield	102%	102%	102%	101%

(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars per barrel, except as noted)
Dated Brent crude oil	$73.45	$43.05	$67.93	$40.74
West Texas Intermediate (WTI) crude oil	$70.54	$40.91	$65.06	$38.12
Light Louisiana Sweet (LLS) crude oil	$71.46	$42.46	$66.68	$40.13
Alaska North Slope (ANS) crude oil	$72.66	$42.75	$67.53	$41.32
Crack Spreads
Dated Brent (NYH) 2-1-1	$18.66	$8.30	$16.09	$9.30
WTI (Chicago) 4-3-1	$19.60	$7.08	$16.73	$6.56
LLS (Gulf Coast) 2-1-1	$18.13	$6.53	$15.40	$7.79
ANS (West Coast-LA) 4-3-1	$21.54	$11.70	$19.58	$11.41
ANS (West Coast-SF) 3-2-1	$23.27	$10.88	$19.22	$9.77
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.91	$2.14	$2.87	$2.62
Dated Brent less Maya (heavy, sour)	$7.26	$3.88	$5.93	$5.95
Dated Brent less WTS (sour)	$2.91	$2.09	$2.53	$2.72
Dated Brent less ASCI (sour)	$4.79	$1.38	$3.58	$1.99
WTI less WCS (heavy, sour)	$13.59	$9.29	$13.00	$10.58
WTI less Bakken (light, sweet)	$(0.48)	$1.23	$0.07	$2.57
WTI less Syncrude (light, sweet)	$2.47	$1.94	$1.66	$1.58
WTI less LLS (light, sweet)	$(0.92)	$(1.55)	$(1.63)	$(2.01)
WTI less ANS (light, sweet)	$(2.12)	$(1.84)	$(2.48)	$(3.20)
Natural gas (dollars per MMBTU)	$4.32	$2.12	$3.35	$1.92

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Overview— PBF Energy net income was $78.7 million for the three months ended September 30, 2021 compared to a net loss of $397.8 million for the three months ended September 30, 2020. PBF LLC net income was $98.6 million for the three months ended September 30, 2021 compared to a net loss of $415.6 million for the three months ended September 30, 2020. Net income attributable to PBF Energy was $59.1 million, or $0.49 per diluted share, for the three months ended September 30, 2021 ($0.49 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.12 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy of $417.2 million, or $(3.49) per diluted share, for the three months ended September 30, 2020 ($(3.49) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(2.87) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% for the three months ended September 30, 2021 and September 30, 2020.

Our results for the three months ended September 30, 2021 were positively impacted by a pre-tax gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, or $44.3 million net of tax and a $1.4 million tax benefit associated with the remeasurement of certain deferred tax assets, partially offset by a change in fair value of contingent consideration related to both the Martinez Acquisition and PBFX CPI Operations LLC acquisition (the “East Coast Storage Assets Acquisition”) of $0.1 million, or $0.1 million net of tax. Our results for the three months ended September 30, 2020 were positively impacted by special items consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $9.9 million, or $7.3 million net of tax, a change in the fair value of the contingent consideration related to both the Martinez Acquisition and East Coast Storage Assets Acquisition of $28.6 million, or $21.1 million net of tax and a pre-tax benefit of $252.2 million, or $185.9 million net of tax, related to the change in our Tax Receivable Agreement liability. Our results for the three months ended September 30, 2020 were negatively impacted by impairment expense of $7.0 million, or $5.2 million net of tax, related to the write-down of certain PBFX long-lived assets and a net tax expense of $282.3 million associated with the remeasurement of certain deferred tax assets.
Excluding the impact of these special items, our results were positively impacted by increases in the demand for our refined products and improved margins for refined products, which have positively impacted our revenues, cost of products sold and operating income. Our results for the three months ended September 30, 2020 were significantly impacted by the COVID-19 pandemic, evidenced by overall lower throughput volumes and barrels sold at the majority of our refineries, as well as lower refining margins.
Revenues— Revenues totaled $7.2 billion for the three months ended September 30, 2021 compared to $3.7 billion for the three months ended September 30, 2020, an increase of approximately $3.5 billion, or 94.6%. Revenues per barrel were $83.44 and $49.57 for the three months ended September 30, 2021 and 2020, respectively, an increase of 68.3% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 259,800 bpd, 146,000 bpd, 145,300 bpd and 297,200 bpd, respectively. For the three months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 251,400 bpd, 108,400 bpd, 125,600 bpd and 220,700 bpd, respectively. For the three months ended September 30, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 299,300 bpd, 152,800 bpd, 152,000 bpd and 332,100 bpd, respectively. For the three months ended September 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 287,500 bpd, 118,000 bpd, 137,400 bpd and 261,200 bpd, respectively.
The throughput rates at our refineries were higher in the three months ended September 30, 2021 compared to the same period in 2020. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand during the three months ended September 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $168.7 million for the three months ended September 30, 2021 compared to $(313.3) million for the three months ended September 30, 2020, an increase of approximately $482.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $727.5 million, or $9.32 per barrel of throughput for the three months ended September 30, 2021 compared to $203.1 million, or $3.13 per barrel of throughput for the three months ended September 30, 2020, an increase of approximately $524.4 million. Gross refining margin excluding special items totaled $727.5 million or $9.32 per barrel of throughput for the three months ended September 30, 2021 compared to $193.2 million or $2.98 per barrel of throughput for the three months ended September 30, 2020, an increase of $534.3 million.

Consolidated gross margin and gross refining margin were not impacted by special items for the three months ended September 30, 2021. When compared to the same period in 2020, results were positively impacted by the increase in refined product margins, favorable movements in certain crude differentials and an overall increase in throughput rates. For the three months ended September 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory benefit of approximately $9.9 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $73.1 million for the three months ended September 30, 2021 in comparison to $86.6 million for three months ended months ended September 30, 2020.
Overall average industry margins were higher during the three months ended September 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the three months ended September 30, 2021, commodity prices increased and we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $18.66 per barrel, or 124.8% higher, in the three months ended September 30, 2021, as compared to $8.30 per barrel in the same period in 2020. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthening Dated Brent/Maya differential, which increased by $3.38 per barrel, slightly offset by weakened WTI/Bakken differentials, which decreased by $1.71 per barrel in comparison to the same period in 2020. The WTI/WCS differential increased to $13.59 per barrel in the three months ended September 30, 2021 compared to $9.29 in the same period in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $19.60 per barrel, or 176.8% higher, in the three months ended September 30, 2021 as compared to $7.08 per barrel in the same period in 2020. Additionally, the WTI/Syncrude differential averaged $2.47 per barrel during the three months ended September 30, 2021 as compared to $1.94 per barrel in the same period of 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $0.48 per barrel in the three months ended September 30, 2021, as compared to a discount of $1.23 per barrel in the same period in 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $18.13 per barrel, or 177.6% higher, in the three months ended September 30, 2021 as compared to $6.53 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a discount of $0.92 per barrel during the three months ended September 30, 2021 as compared to a premium of $1.55 per barrel in the same period of 2020.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $21.54 per barrel, or 84.1% higher, in the three months ended September 30, 2021 as compared to $11.70 per barrel in the same period in 2020. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $23.27 per barrel, or 113.9% higher, in the three months ended September 30, 2021 as compared to $10.88 per barrel in the same period in 2020. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $2.12 per barrel during the three months ended September 30, 2021 as compared to a premium of $1.84 per barrel in the same period of 2020.

Operating Expenses— Operating expenses totaled $530.5 million for the three months ended September 30, 2021 compared to $471.9 million for the three months ended September 30, 2020, an increase of $58.6 million, or 12.4%. Of the total $530.5 million of operating expenses for the three months ended September 30, 2021, $507.6 million, or $6.50 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $22.9 million related to expenses incurred by the Logistics segment ($452.4 million, or $6.96 per barrel, and $19.5 million of operating expenses for the three months ended September 30, 2020 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributable to higher energy costs as a result of increases in both natural gas volumes and price across our refineries when compared to the same period in 2020. Additionally, we experienced higher maintenance and operational costs due to increased production when compared to the same period in 2020. Operating expenses related to our Logistics segment also increased as a result of increased maintenance activity.
General and Administrative Expenses— General and administrative expenses totaled $64.1 million for the three months ended September 30, 2021 compared to $46.6 million for the three months ended September 30, 2020, an increase of approximately $17.5 million or 37.6%. The increase in general and administrative expenses for the three months ended September 30, 2021 in comparison to the three months ended September 30, 2020 is primarily related to higher salaries, wages and benefits. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a loss of $0.2 million and $1.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively, related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $116.2 million for the three months ended September 30, 2021 (including $112.8 million recorded within Cost of sales) compared to $133.0 million for the three months ended September 30, 2020 (including $130.3 million recorded within Cost of sales), a decrease of $16.8 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $0.1 million for the three months ended September 30, 2021 in comparison to a gain of $28.6 million for the three months ended September 30, 2020. These losses and gains relate to changes in estimated fair value of the Martinez Contingent Consideration and the PBFX an earn-out provision related to the East Coast Storage Assets Acquisition (the “PBFX Contingent Consideration”).
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $17.8 million for the three months ended September 30, 2021 compared to a loss of $2.4 million for the three months ended September 30, 2020. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain (loss) on extinguishment of debt— Gain on extinguishment of debt of $60.3 million incurred in the three months ended September 30, 2021 relates to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. There were no such costs in the same period of 2020.
Impairment expense— There was no impairment expense recorded in the three months ended September 30, 2021. Impairment expense totaled $7.0 million for the three months ended September 30, 2020, resulting from an impairment charge related to the write-down of certain PBFX long-lived assets.

Change in Tax Receivable Agreement Liability— There was no change in the Tax Receivable Agreement liability for the three months ended September 30, 2021. Change in the Tax Receivable Agreement liability for the three months ended September 30, 2020 represented a gain of $252.2 million. This gain was primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740, related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Interest Expense, net— PBF Energy interest expense totaled $82.0 million for the three months ended September 30, 2021 compared to $70.4 million for the three months ended September 30, 2020, an increase of approximately $11.6 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the amended and restated inventory intermediation agreements (“Inventory Intermediation Agreements”) with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $84.8 million and $73.0 million for the three months ended September 30, 2021 and September 30, 2020, respectively (inclusive of $2.8 million and $2.6 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining L.L.C (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”) are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2% on a weighted-average basis for both the three months ended September 30, 2021 and 2020. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2021 and 2020 was 25.6% and (129.7)%, respectively, reflecting tax adjustments for discrete items during the quarters.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the three months ended September 30, 2021 and 2020 was approximately 0.8%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Overview— PBF Energy net income was $126.4 million for the nine months ended September 30, 2021 compared to a net loss of $1,047.3 million for the nine months ended September 30, 2020. PBF LLC net income was $153.5 million for the nine months ended September 30, 2021 compared to a net loss of $1,304.4 million for the nine months ended September 30, 2020. Net income attributable to PBF Energy stockholders was $65.7 million, or $0.54 per diluted share, for the nine months ended September 30, 2021 ($0.54 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(3.75) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy stockholders of $1,094.0 million, or $(9.15) per diluted share, for the nine months ended September 30, 2020 ($(9.15) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(7.25) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense (benefit). PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% and 99.1% for the nine months ended September 30, 2021 and 2020, respectively.

Our results for the nine months ended September 30, 2021 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $669.6 million, or $491.5 million net of tax, a pre-tax gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, or $44.3 million net of tax, and a $3.8 million tax benefit associated with the remeasurement of certain deferred tax assets, offset by a change in fair value of contingent consideration primarily related to the Martinez Acquisition of $26.2 million, or $19.2 million net of tax. Our results for the nine months ended September 30, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, or $347.2 million net of tax, a change in the fair value of the contingent consideration related to both the Martinez Acquisition and East Coast Storage Assets Acquisition of $93.5 million, or $68.9 million net of tax, and a pre-tax change in the Tax Receivable Agreement liability of $240.6 million, or $177.3 million net of tax. Our results for the nine months ended September 30, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $691.5 million, or $509.6 million net of tax, pre-tax debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million, or $16.4 million net of tax, severance costs related to second quarter reductions in workforce of $12.9 million, or $9.5 million net of tax, impairment expense of $7.0 million, or $5.2 million net of tax, related to the write-down of certain PBFX long-lived assets and net tax expense of $282.3 million associated with the remeasurement of certain deferred tax assets. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by increases in the demand for our refined products and improved margins for refined products, which have positively impacted our revenues, cost of products sold and operating income. When comparing our results to the nine months ended September 30, 2020, demand for our products has started to recover, evidenced by higher throughput volumes and barrels sold at the majority of our refineries, as well as overall higher refining margins. Additionally, our results for the nine months ended September 30, 2021 were positively impacted by lower general and administrative expenses when compared to the same period in 2020. During the nine months ended September 30, 2020 our results were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition.
Revenues— Revenues totaled $19.0 billion for the nine months ended September 30, 2021 compared to $11.5 billion for the nine months ended September 30, 2020, an increase of approximately $7.5 billion, or 65.2%. Revenues per barrel were $76.95 and $48.67 for the nine months ended September 30, 2021 and 2020, respectively, an increase of 58.1% directly related to higher hydrocarbon commodity prices. For the nine months ended September 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,900 bpd, 138,000 bpd, 158,000 bpd and 276,300 bpd, respectively. For the nine months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 274,300 bpd, 91,900 bpd, 144,000 bpd and 234,400 bpd, respectively. For the nine months ended September 30, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 285,700 bpd, 144,100 bpd, 165,800 bpd and 309,400 bpd, respectively. For the nine months ended September 30, 2020, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 310,100 bpd, 113,800 bpd, 169,000 bpd and 266,500 bpd, respectively.
The throughput rates at the majority of our refineries were higher in the nine months ended September 30, 2021 compared to the same period in 2020, with the exception of lower rates in the East Coast as a result of the East Coast Refining Reconfiguration in the fourth quarter of 2020. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand experienced during the nine months ended September 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated Gross Margin— Consolidated gross margin totaled $508.9 million for the nine months ended September 30, 2021, compared to $(1,449.2) million for the nine months ended September 30, 2020, an increase of approximately $1,958.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,089.0 million, or $9.30 per barrel of throughput for the nine months ended September 30, 2021 compared to $108.0 million, or $0.53 per barrel of throughput for the nine months ended September 30, 2020, an increase of approximately $1,981.0 million. Gross refining margin excluding special items totaled $1,419.4 million or $6.32 per barrel of throughput for the nine months ended September 30, 2021 compared to $799.5 million or $3.92 per barrel of throughput for the nine months ended September 30, 2020, an increase of $619.9 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the end of the third quarter of 2021. Gross refining margin excluding the impact of special items increased due to favorable movements in certain crude differentials and an overall increase in throughput rates and refining margins. For the nine months ended September 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory charge of approximately $691.5 million on a net basis, resulting from a decrease in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $653.8 million for the nine months ended September 30, 2021 in comparison to $183.4 million for the nine months ended September 30, 2020.
Average industry margins were mostly favorable during the nine months ended September 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the nine months ended September 30, 2021, we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.09 per barrel, or 73.0% higher, in the nine months ended September 30, 2021, as compared to $9.30 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials, which decreased by $0.02 per barrel and $2.50 per barrel, respectively, in comparison to the same period in 2020. The WTI/WCS differential increased to $13.00 per barrel in 2021 compared to $10.58 in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.73 per barrel, or 155.0% higher, in the nine months ended September 30, 2021 as compared to $6.56 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.07 per barrel in the nine months ended September 30, 2021, as compared to $2.57 per barrel in the same period in 2020. This decrease was slightly offset by strengthening WTI/Syncrude differential which averaged $1.66 per barrel during the nine months ended September 30, 2021 as compared to $1.58 per barrel in the same period of 2020.

On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $15.40 per barrel, or 97.7% higher, in the nine months ended September 30, 2021 as compared to $7.79 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.63 per barrel during the nine months ended September 30, 2021 as compared to a premium of $2.01 per barrel in the same period of 2020.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $19.58 per barrel, or 71.6% higher, in the nine months ended September 30, 2021 as compared to $11.41 per barrel in the same period in 2020. Additionally (West Coast) 3-2-1 industry crack spread was $19.22 per barrel, or 96.7% higher, in the nine months ended September 30, 2021 as compared to $9.77 per barrel in the same period in 2020. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.48 per barrel during the nine months ended September 30, 2021 as compared to a premium of $3.20 per barrel in the same period of 2020.
Operating Expenses— Operating expenses totaled $1,495.6 million for the nine months ended September 30, 2021 compared to $1,445.7 million for the nine months ended September 30, 2020, an increase of approximately $49.9 million, or 3.5%. Of the total $1,495.6 million of operating expenses for the nine months ended September 30, 2021, $1,430.1 million or $6.36 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $65.5 million related to expenses incurred by the Logistics segment ($1,383.6 million or $6.78 per barrel of throughput, and $62.1 million of operating expenses for the nine months ended September 30, 2020 related to the Refining and Logistics segments, respectively). Increase in operating expenses were mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2020. Additionally, we experienced higher maintenance and operational costs due to increased production when compared to the same period in 2020. These increases were partially offset by cost reductions associated with the East Coast Refining Reconfiguration (East Coast operating expenses decreased by $29.2 million when compared to the same period in 2020) as well as reductions in discretionary activities and third-party services, which are in line with our cost reduction initiatives taken to strengthen our financial flexibility.
General and Administrative Expenses— General and administrative expenses totaled $166.9 million for the nine months ended September 30, 2021 compared to $187.0 million for the nine months ended September 30, 2020, a decrease of approximately $20.1 million or 10.7%. The decrease in general and administrative expenses for the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020 primarily related to reductions in outside service costs and lower salaries, wages and benefits. Additionally, general and administrative expenses for the nine months ended September 30, 2020 included headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $0.4 million for the nine months ended September 30, 2021 related primarily to the sale of non-operating refinery assets. There was a gain of $469.4 million for the nine months ended September 30, 2020 primarily related to the sale of five hydrogen plants.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $348.6 million for the nine months ended September 30, 2021 (including $338.5 million recorded within Cost of sales) compared to $377.7 million for the nine months ended September 30, 2020 (including $369.3 million recorded within Cost of sales), a decrease of approximately $29.1 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $26.2 million for the nine months ended September 30, 2021 in comparison to a gain of $93.5 million for the nine months ended September 30, 2020. These losses and gains were related to the changes in estimated fair value of the Martinez Contingent Consideration and the PBFX Contingent Consideration.
Impairment expense— There was no impairment expense for the nine months ended September 30, 2021. Impairment expense totaled $7.0 million for the nine months ended September 30, 2020, resulting from a write-down of certain PBFX long-lived asset.
Change in Tax Receivable Agreement Liability— There was no change in the Tax Receivable Agreement liability for the nine months ended September 30, 2021. Change in the Tax Receivable Agreement liability for the nine months ended September 30, 2020 represented a gain of $240.6 million. This gain was primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740 related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.

Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $13.6 million for the nine months ended September 30, 2021 compared to a gain of $4.2 million for the nine months ended September 30, 2020. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain (loss) on extinguishment of debt— We incurred a gain on extinguishment of debt of $60.3 million in the nine months ended September 30, 2021 related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. We incurred debt extinguishment costs of $22.2 million in the nine months ended September 30, 2020 related to the redemption of our 2023 Senior Notes.
Interest Expense, net— PBF Energy interest expense totaled $243.1 million for the nine months ended September 30, 2021 compared to $185.1 million for the nine months ended September 30, 2020, an increase of approximately $58.0 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $250.9 million and $192.8 million for the nine months ended September 30, 2021 and 2020, respectively (inclusive of $7.8 million and $7.7 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Ltd., are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2% and 99.1%, on a weighted-average basis for the nine months ended September 30, 2021 and September 30, 2020, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the nine months ended September 30, 2021 and September 30, 2020 was 20.0% and 0.1%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the nine months ended September 30, 2021 and 2020 was approximately 0.8% and 0.9%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, changes in the Tax Receivable Agreement liability, (gain) loss on extinguishment of debt, gain on sale of hydrogen plants, severance costs related to reduction in workforce, impairment expense and net tax (benefit) expense on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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
The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and nine months ended September 30, 2021 and 2020 (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to PBF Energy Inc. stockholders	$59.1	$(417.2)	$65.7	$(1,094.0)
Less: Income allocated to participating securities	—	—	—	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	59.1	(417.2)	65.7	(1,094.1)
Add: Net income (loss) attributable to noncontrolling interest (1)	0.7	(3.5)	0.7	(13.6)
Less: Income tax (expense) benefit (2)	(0.2)	0.9	(0.2)	3.6
Adjusted fully-converted net income (loss)	$59.6	$(419.8)	$66.2	$(1,104.1)
Special Items: (3)
Add: Non-cash LCM inventory adjustment	—	(9.9)	(669.6)	691.5
Add: Change in fair value of contingent consideration	0.1	(28.6)	26.2	(93.5)
Add: Gain on sale of hydrogen plants	—	—	—	(471.1)
Add: Impairment expense	—	7.0	—	7.0
Add: Severance costs	—	—	—	12.9
Add: (Gain) loss on extinguishment of debt	(60.3)	—	(60.3)	22.2
Add: Change in Tax Receivable Agreement liability	—	(252.2)	—	(240.6)
Add: Net tax (benefit) expense on remeasurement of deferred tax assets	(1.4)	282.3	(3.8)	282.3
Add: Recomputed income tax on special items	16.0	74.6	187.2	18.8
Adjusted fully-converted net income (loss) excluding special items	$14.0	$(346.6)	$(454.1)	$(874.6)

Weighted-average shares outstanding of PBF Energy Inc.	120,268,046	119,684,030	120,230,369	119,561,388
Conversion of PBF LLC Series A Units (4)	994,192	975,133	989,314	1,066,849
Common stock equivalents (5)	91,851	—	387,524	—
Fully-converted shares outstanding-diluted	121,354,089	120,659,163	121,607,207	120,628,237

Diluted net income (loss) per share	$0.49	$(3.49)	$0.54	$(9.15)
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$0.49	$(3.49)	$0.54	$(9.15)
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$0.12	$(2.87)	$(3.75)	$(7.25)
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$7,186.7	$92.09	$3,667.5	$56.46
Less: Cost of sales	7,018.0	89.93	3,980.8	61.28
Consolidated gross margin	$168.7	$2.16	$(313.3)	$(4.82)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$168.7	$2.16	$(313.3)	$(4.82)
Add: PBFX operating expense	27.3	0.35	22.7	0.35
Add: PBFX depreciation expense	9.8	0.13	14.4	0.22
Less: Revenues of PBFX	(88.9)	(1.14)	(89.0)	(1.37)
Add: Refinery operating expense	507.6	6.50	452.4	6.96
Add: Refinery depreciation expense	103.0	1.32	115.9	1.79
Gross refining margin	$727.5	$9.32	$203.1	$3.13
Special items:(3)
Add: Non-cash LCM inventory adjustment	—	—	(9.9)	(0.15)
Gross refining margin excluding special items	$727.5	$9.32	$193.2	$2.98

	Nine Months Ended September 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$19,009.4	$84.60	$11,460.8	$56.18
Less: Cost of sales	18,500.5	82.34	12,910.0	63.28
Consolidated gross margin	$508.9	$2.26	$(1,449.2)	$(7.10)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$508.9	$2.26	$(1,449.2)	$(7.10)
Add: PBFX operating expense	77.7	0.35	75.5	0.37
Add: PBFX depreciation expense	28.5	0.13	36.9	0.18
Less: Revenues of PBFX	(266.2)	(1.18)	(271.2)	(1.33)
Add: Refinery operating expense	1,430.1	6.36	1,383.6	6.78
Add: Refinery depreciation expense	310.0	1.38	332.4	1.63
Gross refining margin	$2,089.0	$9.30	$108.0	$0.53
Special items:(3)
Add: Non-cash LCM inventory adjustment	(669.6)	(2.98)	691.5	3.39
Gross refining margin excluding special items	$1,419.4	$6.32	$799.5	$3.92
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
    EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, changes in the liability for Tax Receivable Agreement due to factors out of PBF Energy’s control such as changes in tax rates, (gain) loss on extinguishment of debt related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$78.7	$(397.8)	$126.4	$(1,047.3)
Add: Depreciation and amortization expense	116.2	133.0	348.6	377.7
Add: Interest expense, net	82.0	70.4	243.1	185.1
Add: Income tax expense (benefit)	20.3	235.6	16.4	(0.7)
EBITDA	$297.2	$41.2	$734.5	$(485.2)
Special Items(3)
Add: Non-cash LCM inventory adjustment	—	(9.9)	(669.6)	691.5
Add: Change in fair value of contingent consideration	0.1	(28.6)	26.2	(93.5)
Add: Gain on sale of hydrogen plants	—	—	—	(471.1)
Add: Impairment expense	—	7.0	—	7.0
Add: Severance costs	—	—	—	12.9
Add: (Gain) loss on extinguishment of debt	(60.3)	—	(60.3)	22.2
Add: Change in Tax Receivable Agreement liability	—	(252.2)	—	(240.6)
EBITDA excluding special items	$237.0	$(242.5)	$30.8	$(556.8)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$297.2	$41.2	$734.5	$(485.2)
Add: Stock-based compensation	6.9	10.4	24.7	29.1
Add: Change in fair value of catalyst obligations	(17.8)	2.4	(13.6)	(4.2)
Add: Non-cash LCM inventory adjustment(3)	—	(9.9)	(669.6)	691.5
Add: Change in fair value of contingent consideration(3)	0.1	(28.6)	26.2	(93.5)
Add: Gain on sale of hydrogen plants(3)	—	—	—	(471.1)
Add: Severance costs(3)	—	—	—	12.9
Add: (Gain) loss on extinguishment of debt(3)	(60.3)	—	(60.3)	22.2
Add: Change in Tax Receivable Agreement liability(3)	—	(252.2)	—	(240.6)
Add: Impairment expense(3)	—	7.0	—	7.0
Adjusted EBITDA	$226.1	$(229.7)	$41.9	$(531.9)
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
(2)    Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.6% and 26.3% for the 2021 and 2020 periods, respectively, applied to net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2021	2020
January 1,	$669.6	$401.6
June 30,	—	1,103.0
September 30,	—	1,093.1

The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Net LCM inventory adjustment benefit (charge) in income (loss) from operations	$—	$9.9	$669.6	$(691.5)
Net LCM inventory adjustment benefit (charge) in net income (loss)	—	7.3	491.5	(509.6)

Change in Fair Value of Contingent Consideration - During the three months ended September 30, 2021, we recorded a change in fair value of the contingent consideration related to both the Martinez Acquisition and the East Coast Storage Assets Acquisition, which decreased income from operations and net income by $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2021, we recorded a change in fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which decreased income from operations and net income by $26.2 million and $19.2 million, respectively. During the three months ended September 30, 2020, we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration and the PBFX Contingent Consideration which increased income from operations and net income by $28.6 million and $21.1 million, respectively. During the nine months ended September 30, 2020, we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which increased income from operations and net income by $93.5 million and $68.9 million, respectively.
Gain on Sale of Hydrogen Plants - During the nine months ended September 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million and $347.2 million, respectively. There was no such gain during the three or nine months ended September 30, 2021.
Impairment expense - During the three and nine months ended September 30, 2020, we recorded an impairment charge which decreased income from operations and net income by $7.0 million and $5.2 million, respectively, resulting from the write-down of certain PBFX long-lived assets. There were no such charges during the three or nine months ended September 30, 2021.
Severance Costs - During the nine months ended September 30, 2020, we recorded a severance charge related to a reduction in our workforce that decreased income from operations and net income by $12.9 million and $9.5 million, respectively. There were no such costs in any of the other periods presented..
(Gain) Loss on Extinguishment of debt - During the three and nine months ended September 30, 2021, we recorded a pre-tax gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before income taxes and net income by $60.3 million and $44.3 million, respectively. During the nine months ended September 30, 2020, we recorded pre-tax debt extinguishment costs related to the redemption of the 2023 Senior Notes which decreased income before income taxes and net income by $22.2 million and $16.4 million, respectively.
Change in Tax Receivable Agreement liability - During the three months ended September 30, 2020, we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $252.2 million and $185.9 million, respectively. During the nine months ended September 30, 2020, we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $240.6 million and $177.3 million, respectively. There was no change to the Tax Receivable Agreement liability during the three or nine months ended September 30, 2021. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Recomputed Income tax on special items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net tax benefit on remeasurement of deferred tax assets - During the three and nine months ended September 30, 2021, we recorded a decrease to our deferred tax valuation allowance of $1.4 million and $3.8 million, respectively, in accordance with ASC 740, related to the remeasurement of deferred tax assets. During the three and nine months ended September 30, 2020, we recorded a deferred tax valuation allowance of $348.6 million in accordance with ASC 740. This amount included tax expense of approximately $66.3 million related to our net change in the Tax Receivable Agreement liability or a net tax expense of $282.3 million related primarily to the remeasurement of deferred tax assets.

(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and nine months ended September 30, 2021 and 2020, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,113,779 and 11,041,279 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2021, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 12,358,105 and 12,152,756 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three and nine months ended September 30, 2020, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. Starting in the first quarter of 2020, the COVID-19 pandemic and the related worldwide economic slowdown, including travel restrictions and stay-at-home orders, resulted in significant decreases in the demand for and market prices of our products, which in turn negatively impacted our results of operations and overall liquidity. In the current year, demand for refined petroleum products has started to recover following the lifting or easing of these restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to improve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.

Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $325.7 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of $792.6 million for the nine months ended September 30, 2020. Our overall increase in cash provided by operating activities was primarily driven by our accrued expense increase in renewable energy credit and emissions obligations as a result of our increase in the unfunded RINs obligation as of September 30, 2021. Our operating cash flows for the nine months ended September 30, 2021 include our net income of $126.4 million, net changes in operating assets and liabilities reflecting cash proceeds of $438.6 million, depreciation and amortization of $361.2 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $46.0 million, pension and other post-retirement benefits costs of $38.0 million, change in the fair value of the contingent consideration of $26.2 million, stock-based compensation of $24.7 million and deferred income taxes of $8.5 million, partially offset by a net non-cash benefit of $669.6 million relating to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, change in the fair value of our catalyst obligations of $13.6 million, and gain on sale of assets of $0.4 million. Our operating cash flows for the nine months ended September 30, 2020 included our net loss of $1,047.3 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $469.4 million, change in the Tax Receivable Agreement liability of $240.6 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $19.1 million, change in the fair value of the contingent consideration of $93.5 million, change in the fair value of our catalyst obligations of $4.2 million, and deferred income taxes of $1.1 million, offset by depreciation and amortization of $391.9 million, pension and other post-retirement benefits costs of $41.5 million, stock-based compensation of $29.1 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, impairment expense of $7.0 million, and a net non-cash charge of $691.5 million relating to an LCM inventory adjustment. In addition, net change in operating assets and liabilities reflects uses of cash of $100.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $227.2 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $990.3 million for the nine months ended September 30, 2020. The net cash flows used in investing activities for the nine months ended September 30, 2021 was comprised of cash outflows of capital expenditures totaling $142.0 million, expenditures for refinery turnarounds of $64.6 million, and expenditures for other assets of $20.6 million. Net cash used in investing activities for the nine months ended September 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $158.0 million, expenditures for refinery turnarounds of $175.8 million, and expenditures for other assets of $9.7 million, partially offset by proceeds from sale of assets of $529.4 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $235.5 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $2,250.6 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net cash used in financing activities consisted of net repayments on the PBFX Revolving Credit Facility of $75.0 million, $90.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, distributions and dividends of $30.0 million, net settlements of precious metal catalyst obligations of $18.5 million, PBFX contingent consideration payments of $12.2 million, payments on finance leases of $10.7 million, and principal amortization payments of the PBF Rail Term Loan of $5.5 million, partially offset by proceeds from insurance premium financing of $7.0 million and deferred financing costs and other of $0.3 million. For the nine months ended September 30, 2020, net cash provided by financing activities consisted of cash proceeds of $982.9 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $900.0 million, proceeds from catalyst financing arrangements of $51.9 million, and proceeds from insurance premium financing of $12.7 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $70.0 million, net settlements of precious metal catalyst obligations of $8.8 million, distributions and dividends of $72.5 million, principal amortization payments of the PBF Rail Term Loan of $5.4 million, payments on finance leases of $8.9 million, and deferred financing costs and other of $1.2 million.
The cash flow activity of PBF LLC for the period ended September 30, 2021 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity of the affiliate note payable with PBF Energy of $1.0 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended September 30, 2020 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity of the affiliate note payable with PBF Energy of $0.5 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
Debt and Credit Facilities
Long-Term Debt Related Transactions
During the three months ended September 30, 2021, we executed various transactions that resulted in the extinguishment of approximately $246.2 million of our debt obligations. The reduction in debt consisted of a number of open market repurchases of our 2028 Senior Notes and 2025 Senior Notes that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to extinguish the notes totaled $90.9 million and resulted in a $60.3 million gain recognized in our Condensed Consolidated Statement of Operations. We also made year to date net repayments on the PBFX Revolving Credit Facility of $75.0 million and settled one of our precious metal financing arrangements in September of 2021, resulting in an approximate $18.5 million decrease to our long-term debt obligation as of September 30, 2021.

We may, at any time and from time to time, seek to continue to repurchase or retire our outstanding debt securities through cash purchases (and/or exchanges for equity or debt), in open-market purchases, block trades, privately negotiated transactions or otherwise, upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital, the trading prices of our debt securities, legal requirements and contractual restrictions and economic and market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material. We are not obligated to repurchase any of our debt securities other than as set forth in the applicable indentures, and repurchases may be suspended or discontinued at any time without prior notice.
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
We are in compliance as of September 30, 2021 with all covenants, including financial covenants, in all of our debt agreements.
Liquidity
As of September 30, 2021, our operational liquidity was more than $2.6 billion, which consists of $1.4 billion of cash, excluding cash held at PBFX, and more than $1.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand. In addition, as of September 30, 2021, PBFX had approximately $399.6 million of liquidity, including approximately $28.6 million in cash, and access to approximately $371.0 million under the PBFX Revolving Credit Facility.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact on our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and other cost saving measures. We remain committed to our plan in the current year with notable events within the past twelve months highlighted below:
•Extinguishment of $229.0 million of our 2028 Senior Notes and 2025 Senior Notes to date, which will result in annual cash interest savings of approximately $14.4 million;
•In October 2021, we executed the long-term extension of the third amended and restated intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron through 2024, covering certain crude oil, intermediate and finished products across our East Coast and Chalmette refineries;
•On December 31, 2020, we completed the operational reconfiguration of our East Coast Refining System comprised of our Delaware City and Paulsboro refineries. The reconfiguration resulted in the temporary idling of certain Paulsboro refinery units and overall lower throughput and inventory levels. Recurring annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels;
•Implemented and/or continued various cost reduction and cash preservation initiatives, including a significant decrease in 2021 planned capital expenditures and reducing 2021 operating expenses driven by minimizing discretionary activities and third-party services; and
•Continued the temporary suspension of our quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute expense reduction measures. We also remain committed to assessing other opportunities that could help improve our liquidity, including by further reducing debt and/or potential sales of non-operating assets or other real property, although there can be no assurance that we will do so.

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
We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the nine months ended September 30, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our outstanding debt or stock or incur new liens.
Working Capital
PBF Energy’s working capital at September 30, 2021 was $1,286.9 million, consisting of $5,486.5 million in total current assets and $4,199.6 million in total current liabilities. PBF Energy’s working capital at December 31, 2020 was $1,415.9 million, consisting of $3,867.4 million in total current assets and $2,451.5 million in total current liabilities. PBF LLC’s working capital at September 30, 2021 was $1,244.6 million, consisting of $5,484.7 million in total current assets and $4,240.1 million in total current liabilities. PBF LLC’s working capital at December 31, 2020 was $1,374.1 million, consisting of $3,865.2 million in total current assets and $2,491.1 million in total current liabilities.
Capital Spending
Capital spending was $227.2 million for the nine months ended September 30, 2021, which primarily included costs associated with safety related enhancements and facility improvements at our refineries, and approximately $6.9 million of capital expenditures related to PBFX. We currently expect our net refining capital expenditures during 2021 to be within a range of approximately $400.0 million to $450.0 million, excluding PBFX, for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments. In addition, PBFX expects to spend an aggregate of approximately $10.0 million to $13.0 million in net capital expenditures during 2021.

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
Inventory Intermediation Agreements
On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company (“DCR”), Paulsboro Refining Company (“PRC”) and Chalmette Refining, and together with PBF Holding, DCR and PRC, the “PBF Entities”), entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the existing Inventory Intermediation Agreements were amended and restated in their entirely, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. We intend to either extend or replace the Third Inventory Intermediation Agreement prior to its expiration.
At September 30, 2021, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $355.5 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2021, other than outstanding letters of credit of approximately $428.4 million.

Tax Receivable Agreement Obligations
As a result of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, PBF Energy’s liability for the Tax Receivable Agreement was reduced to zero as of September 30, 2021 and December 31, 2020, respectively. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the remeasurement of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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

PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic on its business, PBFX decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, effective with the distribution for the first quarter of 2020. This distribution reduction represented a shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources as they continue to pursue potential organic growth projects or strategic acquisition opportunities. PBFX intends to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.0 million per quarter or approximately $76.0 million on an annualized basis, based on the number of common units outstanding as of September 30, 2021.
During the nine months ended September 30, 2021, PBFX made quarterly cash distributions totaling $56.2 million of which $27.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On October 28, 2021, the Board of Directors of PBFX’s general partner, PBF Logistics GP LLC, announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on November 30, 2021 to PBFX common unitholders of record at the close of business on November 12, 2021.
As of September 30, 2021, PBFX had $4.0 million outstanding letters of credit, $371.0 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $28.6 million to fund its operations, if necessary. Accordingly, as of September 30, 2021, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to PBFX to make distributions to unitholders.

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
At September 30, 2021 and December 31, 2020, we had gross open commodity derivative contracts representing 23.1 million barrels and 10.0 million barrels, respectively, with an unrealized net loss of $40.4 million and $3.0 million, respectively. The open commodity derivative contracts as of September 30, 2021 expire at various times during 2021 and 2022.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.7 million barrels and 28.2 million barrels at September 30, 2021 and December 31, 2020, respectively. The average cost of our hydrocarbon inventories was approximately $79.80 and $78.64 per barrel on a LIFO basis at September 30, 2021 and December 31, 2020, respectively. The December 31, 2020 results exclude the net impact of an LCM inventory adjustment of approximately $669.6 million, whereas at September 30, 2021, the replacement value of inventory exceeded the LIFO carrying value on a converted basis. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At September 30, 2021, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.3 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. At September 30, 2021, PBFX had $125.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $4.0 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2021. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued the Coastal Zone Act permit for the ethanol project (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Control Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties’ proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In March of 2020, the Superior Court issued a letter relinquishing jurisdiction over the matter and concurring with the parties’ proposal to allow the case to proceed to a hearing on the merits before the Coastal Zone Board. The parties must now jointly propose to the Coastal Zone Board a schedule for prehearing activity and a merits hearing to resolve the matter. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing to resolve the matter.
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
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil-bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General. On April 7, 2021, we were notified that these alleged remaining six federal RCRA violations had been referred to EPA for resolution. On June 2, 2021, EPA conducted a follow-up inspection to the December 2016 RCRA inspection. On August 13, 2021, we received EPA’s follow up report appearing to show that the six federal RCRA findings were closed with no further enforcement action. We have followed up with the EPA to confirm the report’s conclusions. The alleged remaining state RCRA violation is still pending with the California Attorney General.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to 15 Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. On October 8, 2021, we reached settlement in principle with the SCAQMD to pay a penalty of $250,000 for 14 of the Title V deviations and a penalty of $1.3 million for the remaining deviation, which for this deviation covers a period of 2017 through 2021. The parties are currently drafting the appropriate settlement agreements.

On December 4, 2020, the Pennsylvania Department of Environmental Protection ("PaDEP") issued a draft Consent Order and Agreement to PBF Logistics Products Terminals LLC with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2020 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $800,000. We are currently communicating with the PaDEP regarding the allegations and the settlement offer. As part of the ongoing communications, on October 22, 2021, PADEP provided an updated draft order updating the corrective action items and explicitly reserving PADEP's right to bring an enforcement action under the Clean Streams Law for environmental damage allegedly caused by the release of oil that resulted from the alleged operational violations and capping the penalty amount for such violations at $250,000 in addition to the original penalty amount.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows, individually or in the aggregate.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On March 18, 2019, the class certification hearing was held and the court took the matter under submission. On April 1, 2019, the court issued an order denying class certification. On April 15, 2019, plaintiffs filed a Petition for Permission to Appeal the Order Denying Motion for Class Certification. On May 3, 2019, plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On February 9, 2021, the court issued an order taking both motions under submission pending additional discovery and briefing related to plaintiff Youssef and whether a new class representative should be substituted. The court has also ordered that the rebuttal expert disclosure deadline, the expert discovery cut-off, the motion hearing cut-off, and all other case deadlines be stayed pending the court’s decision as to whether the case can proceed with a new class representative and whether defendants will be permitted to conduct additional soil vapor sampling in the ground subclass area. On March 6, 2021, plaintiff Youssef’s second deposition was taken. On March 22, 2021, based on plaintiff Youssef’s deposition, we filed our brief requesting the court dismiss plaintiff Youssef’s claims for nuisance and trespass and deny plaintiffs’ motion for leave to file a third amended complaint to substitute a new named plaintiff or class representative. On April 5, 2021, plaintiffs filed a brief regarding their motion. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines as follows: defendants to take discovery as to Navarro’s adequacy to serve as the class representative due on October 1, 2021; plaintiffs’ motion to substitute class representative due on October 8, 2021; defendants’ opposition to motion to substitute class representative due on October 29, 2021; plaintiffs’ reply in support of motion to substitute class representative due on November 15, 2021; hearing on motion for substitution of class representative scheduled for November 22, 2021, or such other date as ordered by the Court; and the parties to submit a proposed trial schedule, if necessary, within fourteen days of the court’s order on Plaintiffs’ motion to substitute class representative. On September 7, 2021, we filed our Answer to the corrected TAC. On September 23, 2021, Navarro’s deposition was taken. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. Our opposition to this motion is due October 29, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On October 8, 2021, we and our insurers reached an agreement in principle to settle this litigation and the related matters and we are awaiting the execution of settlement documents and dismissal of the lawsuit. Our portion of the settlement was accrued for as of September 30, 2021 and did not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, Martinez Refining Company LLC (“MRC”) filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment” (“Rule 6-5 Amendment”). MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. A mandatory settlement conference with the BAAQMD has been set for October 28, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended September 30, 2021, there were no PBF LLC Series A Units exchanged for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1†	Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2021 (File No. 001-35764)).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————

*	Filed herewith.
†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	October 28, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	October 28, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)