Form 10-K
period 2021-12-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2022-02-17
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
PBF Energy Inc.    ☐ Yes ☒ No
PBF Energy Company LLC    ☐ Yes ☒ No

The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion based upon the New York Stock Exchange Composite Transaction closing price.
As of February 10, 2022, PBF Energy Inc. had outstanding 120,338,300 shares of Class A common stock and 15 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of December 31, 2021. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2021. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“AB 32” refers to the greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32.
“ANS” refers to Alaskan North Slope crude oil reflective of West Coast economics, characterized by API gravity between 28° and 35°.
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
“bpd” is an abbreviation for barrels per day.
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
“ESG” refers to environmental, social, and governance matters.
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
“ExxonMobil” refers to Exxon Mobil Oil Corporation.
“FASB” refers to the Financial Accounting Standards Board which develops U.S. generally accepted accounting principles.
“FCC” refers to fluid catalytic cracking.
“feedstocks” refers to crude oil and partially refined products that are processed and blended into refined products.
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
“IDRs” refer to incentive distribution rights.
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
“OSHA” refers to Occupational Safety and Health Administration of the U.S. Department of Labor.
“PADD” refers to Petroleum Administration for Defense Districts.
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

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of December 31, 2021. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business. As of December 31, 2021, PBF LLC also holds a 47.9% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly-traded MLP.

PART I
This Annual Report on Form 10-K is filed by PBF Energy and PBF LLC. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “Company”, “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries, including PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC, Martinez Refining Company LLC (“MRC”), PBF Logistics GP LLC (“PBF GP”) and PBFX.
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

ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of December 31, 2021, we own and operate six domestic oil refineries and related assets. Based on the current configuration (as disclosed in the “Refining” section below) our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics.
PBF Energy is a holding company whose primary asset is a controlling equity interest in PBF LLC. We are the sole managing member of PBF LLC and operate and control all of the business and affairs of PBF LLC. We consolidate the financial results of PBF LLC and its subsidiaries and record a noncontrolling interest in our consolidated financial statements representing the economic interests of the members of PBF LLC other than PBF Energy. PBF LLC is a holding company for the companies that directly or indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Energy, through its ownership of PBF LLC, also consolidates the financial results of PBFX and records a noncontrolling interest for the economic interests in PBFX held by the public common unitholders of PBFX.
As of December 31, 2021, PBF Energy held 120,340,808 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 927,990 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.2% of the voting power in PBF Energy, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in PBF Energy.
As of December 31, 2021, PBF LLC held a 47.9% limited partner interest (consisting of 29,953,631 common units) in PBFX, with the remaining 52.1% limited partner interest held by the public unitholders. PBF LLC also indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.

The following map details the locations of our refineries and the location of PBFX’s assets as of December 31, 2021 (each as defined below):

Refining
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. In 2020, we reconfigured our Delaware and Paulsboro refineries (the “East Coast Refining Reconfiguration”), temporarily idling certain of our major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit that we refer to as the “East Coast Refining System”. Each refinery is briefly described in the table below:

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
Logistics
PBFX is a fee-based, growth-oriented, publicly-traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. The majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by us in consolidation.

See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
COVID-19 and Market Developments
The ongoing COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity. The COVID-19 pandemic and the related governmental and consumer responses, resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces, significantly lowering global demand for refined petroleum and petrochemical products. We have seen the demand for these products starting to rebound in 2021 as a result of the lifting or easing of governmental restrictions and the distribution of COVID-19 vaccines and other protective measures. Despite these signs of improvements, the resulting economic consequences of the COVID-19 pandemic remain uncertain and will depend on the ongoing severity, location and duration of the pandemic and variants thereof, the effectiveness of the vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.
We continue to adjust our operational plans to the evolving market conditions and continue to monitor and maintain lower operating expenses through significant reductions in discretionary activities and third-party services. In the fourth quarter of 2020, we successfully reconfigured our East Coast Refining System to maintain the most profitable elements of two refineries while reducing costs and improving our competitive position.
We also remain focused on enhancing the profitability and reliability of our core operations. While our refining capital expenditures in 2022 are projected to increase in comparison to 2021, we continue to focus on capital discipline, with turnaround and other mandatory spend accounting for the majority of total planned refining capital expenses for 2022. Consistent with our prior year approach, we will be responsive with regards to the pace of capital expenditures and scope of turnarounds depending on market conditions. Our 2022 estimate for maintenance, environmental, regulatory and safety capital expenditures are estimated to remain in line with our historical average of $150.0 million to $200.0 million. For the first half of 2022, we expect to incur turnaround-related capital expenditures of approximately $200.0 million to $225.0 million, primarily relating to turnarounds at our East and West Coast refineries.
Renewable Diesel Project
We are currently progressing on our renewable diesel project that will be located at our Chalmette refinery. The project will incorporate certain existing idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 barrel per day renewable diesel production facility. To date the project has been focused on completing engineering, permitting, securing longer-lead time equipment and commencing initial site preparations. We are also currently engaging in discussions with potential strategic and financial partners for the project.
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

The diagram below depicts our organizational structure as of December 31, 2021:

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
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
48% limited partner interest
Non-economic general partner interest
Public Common Unitholders
52% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Secured Notes due 2025
Senior Notes due 2025
Senior Notes due 2028
Operating Subsidiaries
Refining and Other Operating Subsidiaries
Catalyst Financing Obligations

Operating Segments
We operate in two reportable business segments: Refining and Logistics. Our six oil refineries, including certain related logistics assets that are not owned by PBFX, are engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. Certain of PBFX’s assets were previously operated and owned by various subsidiaries of PBF Holding and were acquired by PBFX in a series of transactions since its inception. PBFX is reported in the Logistics segment. A substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding and its subsidiaries and these intersegment related revenues are eliminated in consolidation. See “Note 22 - Segment Information” of our Notes to Consolidated Financial Statements, for detailed information on our operating results by business segment.
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
Our refinery assets as of December 31, 2021 are described below.
East Coast Refining System (Delaware City Refinery and Paulsboro Refinery)
    Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. The Delaware City refinery is a fully integrated operation that receives crude via rail at crude unloading facilities owned by PBFX, or via ship or barge at the docks owned by the Delaware City refinery located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack (the “DCR Truck Rack”) located adjacent to the refinery and a 23-mile interstate pipeline (the “DCR Products Pipeline”) that are used to distribute clean products. The DCR Products Pipeline and DCR Truck Rack were sold to PBFX and PBFX owns additional assets that support the Delaware City refinery. The Paulsboro refinery is located on approximately 950-acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River.
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

Delaware City Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Vacuum Distillation Unit	105,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	180,000
Hydrocracking Unit	24,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	12,500
Polymerization Unit	16,000
Fluid Coking Unit	54,500

Paulsboro Refinery Units	Nameplate Capacity
Crude Distillation Units (1)	105,000
Vacuum Distillation Units (1)	50,000
Fluid Catalytic Cracking Unit (1)	Idled
Hydrotreating Units (1)	61,000
Catalytic Reforming Unit (1)	Idled
Alkylation Unit (1)	Idled
Lube Oil Processing Unit	12,000
Delayed Coking Unit (1)	Idled
Propane Deasphalting Unit	11,000
__________________________
(1) Current nameplate capacity was fully or partially reduced to reflect the idled units as part of the East Coast Refining Reconfiguration.
Feedstocks and Supply Arrangements. We source our crude oil needs for Delaware City primarily through short-term and spot market agreements. We have a contract with Saudi Aramco pursuant to which we have purchased up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at the Paulsboro refinery. The crude purchased under this contract is priced off the ASCI.
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

Inventory Intermediation Agreement. On October 25, 2021, we entered into a third amended and restated inventory intermediation agreement with J. Aron, (the “Third Inventory Intermediation Agreement”), to support the operations of the Delaware City, Paulsboro and Chalmette refineries (collectively, the “PBF Entities”). The Third Inventory Intermediation Agreement expires on December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.
Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchases and holds title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”), purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the "Refineries") and delivered into our storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products are sold back to us as the J. Aron Products are discharged out of our Storage Tanks. At expiration or termination of the Third Inventory Intermediation Agreement, we will have to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time.
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
Under normal operating conditions for the reconfiguration, the Paulsboro refinery consumes approximately 38,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery is mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation supplies all of the 20MW total refinery load. There are circumstances where available generation is greater than the total refinery load, and the Paulsboro refinery can export up to about 40MW of power to the utility grid if warranted. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. The Paulsboro refinery’s hydrogen needs are met by the steam methane reformer as the catalytic reformer was idled.
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
Feedstocks and Supply Arrangements. We source our crude oil needs for the Toledo refinery primarily through short-term and spot market agreements.
Refined Product Yield and Distribution. The Toledo refinery produces finished products, including gasoline, jet and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer. The Toledo refinery is connected, via pipelines, to an extensive distribution network throughout Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania and West Virginia. The finished products are transported on pipelines owned by Sunoco Logistics Partners L.P. and Buckeye Partners L.P. In addition, we have proprietary connections to a variety of smaller pipelines and spurs that help us optimize our clean products distribution. A significant portion of the Toledo refinery’s gasoline and ULSD are distributed through various terminals in this network.
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement expires in March 2022, subject to certain early termination rights. We are currently in active negotiations with Sunoco on renewal of this contract. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Toledo refinery purchases its electricity from the PJM grid and has a long-term contract to purchase hydrogen and steam from a local third-party supplier. In addition to the third-party steam supplier, the Toledo refinery consumes a portion of the steam that is generated by its various process units.

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
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Chalmette refinery through connections to the CAM Pipeline and MOEM Pipeline, as well as our marine terminal, and through short-term and spot market agreements.
Refined Product Yield and Distribution. The Chalmette refinery predominantly produces gasoline and diesel fuels and also manufactures high-value petrochemicals including benzene and xylene. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of our clean products are delivered to customers via pipelines. Our ownership of the Collins pipeline and T&M terminal provides the Chalmette refinery with strategic access to Southeast and East Coast markets through third-party logistics.
Inventory Intermediation Agreement. At the election of the PBF Entities, certain inventory at the Chalmette refinery may be held by J. Aron pursuant to the Third Inventory Intermediation Agreement. Refer to East Coast Refining System (Delaware City Refinery and Paulsboro Refinery), above, for further details.
Tankage Capacity. The Chalmette refinery has a total tankage capacity of approximately 8.1 million barrels. Of this total, approximately 2.6 million barrels are allocated to crude oil storage with the remaining 5.5 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen from a third-party supplier.

Torrance Refinery
Overview. The Torrance refinery is located on 750-acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery capable of processing both heavy and medium crude oils through its crude unit and downstream units. In addition to refining assets, the Torrance refinery acquisition included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant logistics asset is a crude gathering and transportation system which delivers San Joaquin Valley crude oils directly from the field to the refinery, which is now owned by PBFX. Additionally, there are several pipelines serving the refinery that provide access to sources of waterborne crude oils including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline that supplies jet fuel to the Los Angeles airport that are held by affiliates of the refinery.
The following table approximates the Torrance refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	166,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	90,000
Hydrotreating Units	155,500
Hydrocracking Unit	25,000
Alkylation Unit	25,500
Delayed Coking Unit	58,000
Feedstocks and Supply Arrangements. The Torrance refinery primarily processes a variety of medium and heavy crude oils. We have a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. This crude supply agreement has an automatic renewal feature, unless either party gives thirty-six months written termination notice. Additionally, we obtain crude and feedstocks from other sources through connections to third-party pipelines as well as ship docks and truck racks.
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
Tankage Capacity. The Torrance refinery has a total tankage capacity of approximately 8.6 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 6.5 million barrels allocated to intermediates and products.
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

Martinez Refinery
Overview. The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. In addition to refining assets, the Martinez refinery includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
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

Logistics Segment
We formed PBFX, a publicly-traded MLP, to own or lease, operate, develop and acquire crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s operations are aggregated into the Logistics segment. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. A substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBFX’s third-party revenue is primarily derived from its third-party acquisitions. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
As of December 31, 2021, PBFX’s assets consist of the following:

Asset	Capacity	Products Handled	PBF Location Supported
Transportation and Terminaling
DCR Rail Facility (a)(b)	various throughput capacity (a)	Crude	East Coast Refining System
Toledo Truck Terminal (b)	22,500 bpd unloading capacity	Crude	Toledo Refinery
Toledo Storage Facility - propane loading facility (b)	11,000 bpd throughput capacity	Propane	Toledo Refinery
DCR Products Pipeline (b)	125,000 bpd pipeline capacity	Refined products	Delaware City Refinery
DCR Truck Rack (b)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs	Delaware City Refinery
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products	East Coast Refining System
Torrance Valley Pipeline (b)	110,000 bpd pipeline capacity and approximately 700,000 barrel aggregate shell capacity (c)	Crude	Torrance Refinery
Paulsboro Natural Gas Pipeline (b)	60,000 dth/d pipeline capacity	Natural gas	Paulsboro Refinery
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products	Toledo Refinery
Knoxville Terminals	various throughput capacity and 520,000 barrel aggregate shell capacity	Gasoline, distillates and LPGs	Chalmette Refinery
Toledo Rail Products Facility (b)(d)	16,000 bpd loading capacity	Crude, LPGs, gasoline and distillates	Toledo Refinery
Chalmette Truck Rack (b)	20,000 bpd loading capacity	Gasoline and distillates	Chalmette Refinery
Chalmette Rosin Yard (b)	17,000 bpd unloading capacity	LPGs	Chalmette Refinery
Paulsboro Lube Oil Terminal (b)	various throughput capacity and 309,000 barrel aggregate shell capacity	Lubes	Paulsboro Refinery
Delaware Ethanol Storage Facility (b)	various throughput capacity and 100,000 barrel aggregate shell capacity	Ethanol	Delaware City Refinery
Storage
Toledo Storage Facility (b)	approximately 3.9 million barrel aggregate shell capacity (e)	Crude, refined products and intermediates	Toledo Refinery
Chalmette Storage Tank	625,000 barrel shell capacity	Crude	Chalmette Refinery
East Coast Storage Assets	approximately 4.0 million barrel aggregate shell capacity (f) and various throughput capacity	Crude, feedstock, asphalt and refined products	East Coast Refining System

___________________

(a)Included within the DCR Rail Facility are the DCR Rail Terminal, a rail unloading terminal with an unloading capacity of 130,000 bpd, and the DCR West Rack, an unloading facility with an unloading capacity of 40,000 bpd.
(b)These assets represent the assets that PBFX acquired from PBF LLC.
(c)Includes storage capacity at the PBFX Midway, Emidio and Belridge stations.
(d)Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.
(e)Of the approximately 4.0 million barrel aggregate shell capacity, approximately 3.0 million barrels are dedicated to crude and feedstocks and approximately 1.0 million barrels are allocated to asphalt.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts and sales with major oil companies. For the years ended December 31, 2021, 2020 and 2019, gasoline and distillates accounted for 86.2%, 84.7% and 86.8% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2021 and December 31, 2020, only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 15% and 13%, respectively). For the year ended December 31, 2019, no single customer accounted for 10% or more of our revenues. As of December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 26% and 16%, respectively).
Seasonality
Traditionally, demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. However, due to the COVID-19 pandemic and related governmental responses, the effects of seasonality on our operating results have been less impactful in 2021 and 2020.
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
Pursuant to its Renewable Fuel Standard, EPA has implemented mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. However, unlike certain of our competitors, we currently do not produce renewable fuels, and increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries’ product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to continue to purchase RINs, which historically had, and we expect to have, fluctuating costs based on market conditions.
Corporate Offices
We currently lease approximately 63,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2023. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
We lease approximately 8,800 square feet for our regional corporate office in Long Beach, California. The lease for our Long Beach office expires in 2026. Functions performed in the Long Beach office include overall regional corporate management, planning and strategy, commercial operations, logistics, contract administration, marketing and governmental affairs.
We lease approximately 5,000 square feet for our regional corporate office in The Woodlands, Texas. The lease for The Woodlands office expires in 2032. Functions performed in The Woodlands include pipeline control center operations and logistics operations, engineering and regulatory support functions.
Employees and Human Capital
Safety
We believe our responsibility to our employees, neighbors, shareholders, other stakeholders and the environment is only fulfilled through our commitment to safety and reliability. Through rigorous training, sharing of expertise across our sites, continuous monitoring and through promoting a culture of excellence in operations, we continuously strive to keep our people, the communities in which we operate in and the environment safe.
Our focus on safety is also evident in our response to the COVID-19 pandemic. We continue to utilize our COVID-19 response team to implement additional social distancing measures across the workplace, enhance personal protective equipment and sanitize our facilities. With the guidance of our COVID-19 response team, we were able to safely return our workforce to their primary locations, and we will continue to rely on our COVID-19 response team and assess the evolution of the COVID-19 pandemic as we evaluate and implement further measures to keep our employees safe.

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.
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
Headcount
As of December 31, 2021, we had approximately 3,418 employees, of which 1,833 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	374	—	N/A	N/A
Delaware City refinery	520	363	USW	January 2022	*
Paulsboro refinery	225	141	IOW	March 2022
Toledo refinery	476	298 6	USW USW	February 2022 February 2022	* *
Chalmette refinery	527	305	USW	January 2022	*
Torrance refinery	544	298 10	USW IBEW	January 2022 January 2022	* *
Torrance logistics	98	41 4	USW USW	May 2024 January 2022	*
Martinez refinery	565	312 23	USW IBEW	February 2022 February 2022	* *
PBFX	89	22 10	USW-East Coast Storage Assets USW- East Coast Terminals	January 2022 April 2024	*
Total employees	3,418	1,833
*These collective bargaining agreements have expired. Terms related to new collective bargaining agreements have been agreed to on local bargaining issues and are pending settlement of the National Oil Bargaining Program which will set contract term, wages, health care contributions and any other agreed upon issues prior to being executed. During this interim period, the terms of the expired agreements will remain in place under rolling 24-hour extensions until new agreements are finalized.

Information About Our Executive Officers
The following is a list of our executive officers as of February 17, 2022:

Name	Age (as of December 31, 2021)	Position
Thomas Nimbley	70	Chief Executive Officer and Chairman of the Board of Directors
Matthew Lucey	48	President
C. Erik Young	44	Senior Vice President, Chief Financial Officer
Paul Davis	59	President, Western Region
Thomas O’Connor	49	Senior Vice President, Commercial
Trecia Canty	52	Senior Vice President, General Counsel & Corporate Secretary
Steven Steach	65	Senior Vice President, Refining
Thomas Nimbley has served as our Chief Executive Officer since June 2010 and on our Board of Directors since October 2014. He has served as the Chairman of our Board since July 2016. He was our Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries and our affiliates, including Chairman of the Board of PBF GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew Lucey has served as our President since January 2015 and was our Executive Vice President from April 2014 to December 2014. Mr. Lucey served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Mr. Lucey is also a director of certain of our subsidiaries, including PBF GP. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
C. Erik Young has served as our Senior Vice President and Chief Financial Officer since April 2014 after joining us in December 2010 as Director, Strategic Planning where he was responsible for both corporate development and capital markets initiatives. Mr. Young is also a director of certain of our subsidiaries, including PBF GP. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Paul Davis has served as our President, PBF Western Region since September 2017. Mr. Davis joined us in April of 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.

Thomas O’Connor has served as our Senior Vice President, Commercial since September 2015. Mr. O’Connor joined us as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as our Co-Head of commercial activities. Prior to joining us, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
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
Steven Steach has served as our Senior Vice President, Refining since February 1, 2022 and has responsibility for our refining operations. He originally joined us in November 2015 in advance of the acquisition of the Torrance Refinery and served as the Vice President and Refinery Manager of the Torrance Refinery from its acquisition on July 1, 2016 until January 31, 2022. Before joining PBF, Mr. Steach was Refinery Manager for ConocoPhillips in Billings, MT, for four years. Prior to Billings, Mr. Steach was Operations Manager for ConocoPhillips at their Los Angeles Refinery for a total of nine years, including Site Manager at the Carson plant.

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
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•Item 1A. “Risk Factors”
◦ Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability;
◦ We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
◦ We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently;
◦ Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities;
◦ Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs that could have a material adverse effect on our results of operations and financial condition;
◦ Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition;
◦ Our pipelines are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate;
◦ We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations;
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
We incorporate by reference into this Item the federal and state regulatory requirements disclosures contained in the following sections of this report:
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 14 - Commitments and Contingencies

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Investing in our common stock involves a degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:
Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic and its effects on our liquidity, business, financial condition and results of operations;
•Decline in demand for our refined products;
•Worsening of market conditions related to the COVID-19 pandemic.
Risks Relating to Our Business and Industry
•The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services;
•Volatility in commodity prices and refined product demand;
•Crude oil differentials and related factors, which fluctuate substantially;
•Significant interruptions or casualty losses at any of our refineries and related assets or logistics terminals, pipelines or other facilities;
•Interruptions of supply and distribution at our refineries;
•Renewable fuels mandates and the cost of RINs;
•Existence of capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
•Regulation of emissions of greenhouse gases and other environmental and health and safety regulations;
•Enhanced scrutiny on ESG matters;
•Volatility and uncertainty in the credit and capital markets;
•Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events;
•A cyber-attack on, or other failure of, our technology infrastructure;
•Competition from companies who have not been adversely impacted as much as we have been by the COVID-19 pandemic;
•Delays or cost increases related to capital spending programs;
•Product liability and operational liability claims and litigation;
•Prospect that dividend payments may not be reinstated;
•Acquisition or integration of new assets into our business;
•Labor disruptions that would interfere with our operations;
•Discontinuation of employment of any of our senior executives or other key employees;
•Our activity in commodity derivatives markets.
Risks Related to Our Indebtedness
•Our substantial levels of indebtedness;
•Our ability to secure necessary financing on acceptable terms;
•Changes in our credit ratings;
•Limitations on our operations arising out of restrictive covenants in our debt instruments;
•Anti-takeover provisions in our indentures.

Risks Related to Our Organizational Structure and PBF Energy Class A Common Stock
•PBF Energy’s dependence upon distributions from PBF LLC and its subsidiaries to pay taxes and meet its other obligations;
•The rights of other members of PBF LLC may conflict with the interests of PBF Energy Class A common stockholders;
•Obligations under the Tax Receivable Agreement, as defined below;
•Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law;
•Volatility of our stock price;
•Potential dilution of our current stockholders.

Risks Related to Our Ownership of PBFX
•Obligations for minimum volume commitments in our commercial agreements with PBFX;
•Potential tax consequences related to our involvement in PBFX.

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
Risks Related to the COVID-19 Pandemic
The outbreak of the COVID-19 pandemic significantly and adversely affected our liquidity, business, financial condition and results of operations starting in the first quarter of 2020. While we have seen the demand for our products return in 2021, there can be no assurance that our liquidity, business, financial condition and results of operations will revert to pre-COVID-19 pandemic levels going forward.
The outbreak of the COVID-19 pandemic starting in the first quarter of 2020, negatively impacted, and may continue to impact, worldwide economic and commercial activity and financial markets. The COVID-19 pandemic, and variants thereof, and the related governmental responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces, inclusive of mandatory quarantine periods, and has resulted in significantly lower global demand for refined petroleum and petrochemical products. Although demand for these products started to recover throughout the year ended December 31, 2021 following the lifting or easing of certain restrictions and the distribution of COVID-19 vaccines and other protective measures, there can be no assurance that future periods will not be negatively impacted by the continuing effect of the COVID-19 pandemic, including resurgences and variants of the virus.
In addition, the impact of the COVID-19 pandemic has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration and severity of the pandemic and variants thereof, particularly within the geographic areas where we operate, the effectiveness of vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.
We continue to work with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will continue to have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are carefully evaluating projects and non-essential work at our refineries. Based on market conditions, our refineries have been operating at reduced rates, while constantly monitoring and adjusting our production to correlate to increases in product demand. We lowered our capital program for 2021 and will continue to plan to do so in 2022 as compared to historic levels. We have planned a level of capital expenditures we believe will allow us to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to continue to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may impair our operations, may subject us to fines or penalties assessed by governmental authorities and/or may result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties.
Demand for our refined products can significantly decline due to changes in global and regional economic conditions.
Business closings and layoffs in the markets we operate have adversely affected demand for our refined products. Deterioration of general economic conditions or weak demand levels could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities, as experienced in 2020 in the case of the East Coast Refining Reconfiguration. There may be significant incremental costs associated with such actions. Further deterioration of global and regional economic conditions may harm our liquidity and ability to repay our outstanding debt and the trading price of PBF Energy’s Class A common stock.
The persistence or worsening or market conditions related to the COVID-19 pandemic may require us to raise additional capital to meet our obligations and operate our business.
Our borrowing base under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) could be reduced if market conditions deteriorate or crude prices decrease significantly. Our borrowing base availability under the Revolving Credit Facility was $3,400.0 million as of December 31, 2021. If current market conditions return to levels experienced during the height of the COVID-19 pandemic, or worsen, we may require additional capital to meet our obligations as well as to operate our business, and additional financing and/or assets sales may not be possible on favorable terms or at all. Potential economic factors resulting from the COVID-19 pandemic, which could lead to increasing unemployment rates, substantially reduced travel and reduced business and consumer spending, could also affect our business.
Risks Relating to Our Business and Industry
The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services may have a material adverse effect on our revenues, profitability, cash flows and liquidity.
Our profitability, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil, intermediate partially refined products, and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase profitability, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, as we experienced in 2020, our earnings, profitability and cash flows are negatively affected. Historically, refining margins have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. An increase or decrease in the price of crude oil will likely result in a similar increase or decrease in prices for refined products; however, there may be a time lag in the realization, or no such realization, of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.

The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Although we reduced our crude oil, feedstock and refined product inventories in 2020 to strengthen our financial position in response to the COVID-19 pandemic, inventory has slowly returned to normalized levels in 2021. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2020, we recorded an adjustment to value our inventories to the lower of cost or market which decreased income from operations and net income by $268.0 million and $196.7 million, respectively, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020. At December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded.
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
Additionally, governmental and regulatory actions, including continued resolutions by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the current U.S. presidential administration to restrict the advancement of certain energy infrastructure projects such as the Keystone XL pipeline or Enbridge's Line 5 pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
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
Our Toledo, Chalmette, Torrance and Martinez refineries receive a significant portion of their crude oil through our owned, as well as third-party, pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM Pipeline (which is owned by our subsidiary) and CAM Pipeline for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Pablo Bay Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance and Martinez refineries. Additionally, our Toledo, Chalmette, Torrance and Martinez refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at the Toledo refinery, the Collins pipeline (which is owned by our subsidiary) at our Chalmette refinery, the Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery and the KinderMorgan SFPP North Pipeline at our Martinez refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.
The Delaware City rail unloading facilities and the assets acquired in connection with the PBFX acquisition of CPI Operations LLC (the “East Coast Storage Assets”), allow our East Coast Refining System to source WTI-based crudes from Western Canada and the Mid-Continent, which may provide significant cost advantages versus traditional Brent-based international crudes in certain market environments. Any disruptions or restrictions to our supply of crude by rail due to problems with third-party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the Renewable Fuel Standard, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the Renewable Fuel Standard, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. The price of RINS was significant in 2021 and could increase further in 2022. We incurred approximately $726.0 million in RINs costs during the year ended December 31, 2021 as compared to $326.4 million and $122.7 million during the years ended December 31, 2020 and 2019, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. EPA’s proposed volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels are expected to be finalized by the end of the first quarter of 2022. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory not covered by our various supply agreements and the Third Inventory Intermediation Agreement.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our Third Inventory Intermediation Agreement with J. Aron, which is currently scheduled to expire in 2024, would require us to finance the J. Aron Products covered by the agreement, which financing may not be available at terms that are as favorable or at all. We are obligated to repurchase from J. Aron all volumes of the J. Aron Products upon expiration or earlier termination of this agreement, which may have a material adverse impact on our liquidity, working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to repay our indebtedness and other contractual obligations, support ongoing capital expenditures for equipment maintenance and upgrades, including during turnarounds at our refineries, and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.

In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro, Torrance and Martinez acquisitions, we assumed certain significant environmental obligations, and we have assumed a portion of certain environmental liabilities that may arise in connection with the Martinez acquisition and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity and financial condition will affect our ability to satisfy any and all of these needs or obligations.
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
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. For example, on July 21, 2021, the board of Bay Area Air Quality Management District (“BAAQMD”) voted to adopt proposed amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment” (“Rule 6-5 Amendment”) requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area by 2026. The regulation does not require that any specific technology be utilized to meet the new standards. The costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions.
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

In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.

Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs and could have a material adverse effect on our results of operations and financial condition.
Both houses of Congress have actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA is taking steps to regulate GHGs under the existing federal Clean Air Act. EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB 32). On September 23, 2020 the Governor of California issued an executive order effectively banning the sale of new gasoline-powered passenger cars and trucks by 2035 and requiring zero-emission medium to heavy duty vehicles by 2045 everywhere feasible. The executive order requires state agencies to build out sufficient electric vehicle charging infrastructure. It is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
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
On September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHGs within the state. The N-79-20 Order sets a 2035 goal of no sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. The N-79-20 Order encourages zero emissions technologies such as electric vehicles, and accelerated deployment of affordable fueling and charging options. It is currently uncertain how the N-79-20 Order may be ultimately implemented by various California regulatory agencies. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We may be subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own, lease, occupy or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments”.
We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as various perfluorinated compounds, including perfluorooctanoate, perfluorooctane sulfonate, perfluorohexane sulfonate, or other per-and polyfluoroalkyl substances (collectively, “PFAS”), asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our business, financial condition, results of operations and cash flow. Recently, we have been voluntarily cooperating with various local, state and federal agencies in their review of the environmental and health effects of PFAS and additional PFAS-related laws may be developed at the local, state and federal level that could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies or otherwise affect our business. Governmental inquiries or lawsuits involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities or otherwise. We may be subject to asserted or unasserted claims and governmental regulatory proceedings and inquiries related to the use of PFAS in a variety of jurisdictions.

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

Enhanced scrutiny on ESG matters may negatively impact our business and our access to capital markets.
Enhanced scrutiny on ESG matters may impact our business as it relates to the use of refined products, climate change, increasing public expectations on companies to address climate change, and potential use of substitutes or replacements to our products may result in increased costs, reduced demand for our products, reduced profits, increased regulations and litigation, and adverse impacts on our stock price and access to capital markets. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Also, some stakeholders may advocate for divestment of fossil fuel investments and encourage lenders to limit funding to companies engaged in the manufacturing of refined products. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor and public sentiment toward the Company and to the diversion of capital from our industry, which could have a negative impact on our stock price and our access to, and costs of, capital.

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
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities. Further, like other industrial companies, our facilities may be the target of terrorist activities or subject to catastrophic events such as natural disasters and pandemic illness. Any act of war, terrorism, or other catastrophic events that resulted in damage to, or otherwise disrupts the operating activities of, any of our refineries or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

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
Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, including the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, the issuance of new cybersecurity requirements for critical pipeline owners and operators issued by the Department of Homeland Security’s Transportation Security Administration following a cyber-attack on a major petroleum pipeline in 2021, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. Certain of these agreements have expired while others are scheduled to expire on various dates in 2022 through 2024 (See “Item 1. Business” - Employees). For the agreements that expired, terms related to new collective bargaining agreements have been agreed to on local bargaining issues and are pending settlement of the National Oil Bargaining Program which will set contract term, wages, health care contributions and any other agreed upon issues prior to being executed. During this interim period, the terms of the expired agreements will remain in place under rolling 24-hour extensions until new agreements are finalized. Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
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
In addition, these hedging activities involve basis risk. Basis risk in a hedging arrangement occurs when the price of the commodity we hedge is more or less variable than the index upon which the hedged commodity is based, thereby making the hedge less effective. For example, a New York Mercantile Exchange index used for hedging certain volumes of our crude oil or refined products may have more or less variability than the actual cost or price we realize for such crude oil or refined products. We may not hedge all the basis risk inherent in our hedging arrangements and derivative contracts.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2021, we have total debt of $4,330.8 million, excluding unamortized deferred debt issuance costs of $35.0 million and our PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level, and we could incur additional borrowings under our credit facilities. We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our stock or incur new liens.
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
We may not be able to secure necessary financing on acceptable terms, or at all.
We currently have notes outstanding with varying maturity dates beginning in 2023 and ending in 2028. Additionally, our most significant credit facilities - the Revolving Credit Facility and the PBFX amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”) - both have maturity dates in 2023. We can make no assurance that we will be able to refinance our outstanding indebtedness on acceptable terms prior to their maturity dates. Market disruptions, such as those experienced in relation to the COVID-19 pandemic, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. Further, ESG concerns and other pressures on the oil and gas industry could lead to increased costs of financing or limit our access to the capital markets. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs significantly increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
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
Our future credit ratings could adversely affect our business, the cost of our borrowing, and our ability to obtain credit in the future.
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
The 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) are rated Caa1 by Moody’s, B by S&P, and B- by Fitch. The 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) are rated B2 by Moody’s, BB- by S&P, and BB by Fitch. The 6.875% PBFX senior notes due 2023 (the “PBFX 2023 Senior Notes”) are rated B3 by Moody’s, B by S&P, and B+ by Fitch. During 2021, Moody’s and S&P downgraded our corporate family rating as well as our unsecured and secured notes ratings, with all ratings on negative outlook. If the current market conditions persist or deteriorate, we expect that the credit rating agencies will continue to re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Adverse changes in our credit ratings may also negatively impact the terms of credit we receive from our suppliers and require us to prepay or post collateral. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, increase our liquidity and make cash distributions to our shareholders.
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
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2025 Senior Notes, the 2025 Senior Secured Notes, the 2028 Senior Notes and the PBFX 2023 Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as our agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), Tax Receivable Agreement (as defined below) and the Third Intermediation Agreement with J. Aron also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
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
The interests of the other members of PBF LLC, which include current and former directors and officers, may not in all cases be aligned with PBF Energy Class A common stockholders’ interests. For example, these members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to PBF Energy Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2022 Proxy Statement incorporated herein by reference.
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

PBF Energy has recognized, as of December 31, 2021, a liability for the Tax Receivable Agreement of $48.3 million, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of a deferred tax asset valuation allowance recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement. The foregoing are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments under the Tax Receivable Agreement could differ materially. It is possible that future transactions or events could increase the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of us.
In certain cases, payments by PBF Energy under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits it realizes in respect of the tax attributes subject to the Tax Receivable Agreement. These provisions may deter a change in control of the Company.
The Tax Receivable Agreement provides that upon certain changes of control, or if, at any time, PBF Energy elects an early termination of the Tax Receivable Agreement, PBF Energy’s (or its successor’s) obligations with respect to exchanged or acquired PBF LLC Series A Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including (i) that PBF Energy would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and (ii) that the subsidiaries of PBF LLC will sell certain nonamortizable assets (and realize certain related tax benefits) no later than a specified date. Moreover, in each of these instances, PBF Energy would be required to make an immediate payment equal to the present value (at a discount rate equal to the London Interbank Offering Rate (“LIBOR”) plus 100 basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, PBF Energy’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. PBF Energy may not be able to finance its obligations under the Tax Receivable Agreement and its existing indebtedness may limit its subsidiaries’ ability to make distributions to PBF Energy to pay these obligations. These provisions may deter a potential sale of our Company to a third-party and may otherwise make it less likely that a third-party would enter into a change of control transaction with us.

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
The market price of PBF Energy Class A common stock may be highly volatile and subject to wide fluctuations due to a number of factors including:
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
In addition, as of December 31, 2021, PBF LLC owns 29,953,631 common units representing 47.9% limited partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.
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
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from OSHA related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The Court has since granted multiple additional extensions. On May 27, 2021, the parties notified the court that settlement negotiations are continuing and have continued to provide updates on the settlement negotiations. Subsequently, OSHA and DCR reached a settlement agreement with an assessed penalty of $401,923 and DCR agreed to undertake certain abatement measures. On January 24, 2022, DCR and the United Steelworkers signed the settlement agreement, and on January 25, 2022, OSHA executed the agreement.
On September 27, 2021, DCR received a Notice of Administrative Penalty Assessment and Secretary’s Order from DNREC, seeking to impose penalties in the amount of $285,000 related to alleged Title V permit violations occurring in 2019 and 2020. On October 15, 2021, DCR filed a Notice of Appeal before Delaware’s Environmental Appeals Board, contesting the Secretary’s findings and requesting a hearing. On November 2, 2021, the Environmental Appeals Board scheduled a Pre-Hearing Conference for April 8, 2022 and Hearing Date for April 26, 2022. On November 30, 2021, settlement negotiations commenced, which are continuing to date.

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
Subsequent to the acquisition, Notices of Violations (“NOVs”) were issued by the South Coast Air Quality Management District (“SCAQMD”), Division of Occupational Safety and Health of the State of California, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Effective January 9, 2020, we and EPA entered into a Consent Agreement and Final Order (“CAFO”), which contains no admission by us for any alleged violations in the CAFO, includes a release from all alleged violations in the CAFO, requires the payment of a penalty of $125,000 in January 2020 and also requires the implementation of a supplemental environmental project (“SEP”) of at least $219,000 that must be completed by December 15, 2021. The SEP consisted of configuring the northeast fire water monitor to automatically deploy water upon detection of a release. We completed this reconfiguration on December 15, 2021 and expended at least $219,000 as required by the CAFO. On February 11, 2022, we submitted the final SEP Completion Report to EPA, which should fully resolve this matter.
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General. On April 7, 2021, we were notified that these alleged remaining six federal RCRA violations had been referred to EPA for resolution. On June 2, 2021, EPA conducted a further inspection to the December 2016 RCRA inspection. On August 13, 2021, we received EPA’s additional report indicating that the six federal RCRA findings were closed with no further enforcement action. The remaining alleged state RCRA violation is still pending with the California Attorney General.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to 15 Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. On October 8, 2021, we reached settlement in principle with the SCAQMD to pay a penalty of $250,000 for 14 of the Title V deviations and a penalty of $1.3 million for the remaining deviation, which covers the period of 2017 through 2021 and settlement agreements are in process.
On December 4, 2020, the Pennsylvania Department of Environmental Protection ("PaDEP") issued a draft Consent Order and Agreement (“CAO”) to PBF Logistics Products Terminals LLC (“PLPT”) with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2020 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $800,000. On December 15, 2021, we entered into a final CAO and agreed to pay the $800,000 penalty. Under the final CAO, we capped our future liability at $250,000 if PaDEP brought a subsequent enforcement action under the Pennsylvania Clean Streams Law (“CSL”) for environmental damage allegedly caused by the release of oil from PLPT’s operational violations. Under the final CAO, we also reserved our rights to challenge any subsequent enforcement action brought by PaDEP under the CSL. On January 13, 2022, we received from

PaDEP, a Consent Assessment of Civil Penalty alleging violations under the CSL of over $1.0 million. However, because of the CAO cap, the PaDEP’s penalty demand to settle these alleged violations is $250,000. We are currently reviewing the alleged violations and settlement offer.
In connection with self-reported flaring events that occurred at the Paulsboro Refinery between 2016 and 2020, in October 2021, the New Jersey Department of Environmental Protection (“NJDEP”) initiated discussions with PRC regarding potential penalties for alleged violations related to the self-reported flaring events. Although a formal NOV has not been issued, NJDEP provided a calculation sheet of potential penalties totaling approximately $1.6 million. We are currently challenging certain of those potential penalties and are in discussions with NJDEP regarding a potential settlement.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the court ordered the parties to submit draft orders for the Court’s consideration. All other dates are stayed pending the Court issuing its order. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the defendants), two entities, PBF Consultants, LLC and PBF Investments that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff sought unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On October 8, 2021, we and our insurers reached an agreement in principle to settle this litigation and the related matters. Our portion of the settlement was accrued as of September 30, 2021 and did not have a material impact on our financial position, results of operations, or cash flows. Settlement documents have been executed and payments have been made. A Motion to Dismiss with Prejudice was filed by the parties on February 3, 2022.
On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
We are subject to obligations to purchase RINs. On February 15, 2017, we received notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provides the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept our defense and may assess penalties in these matters, but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
PBF Energy Class A common stock trades on the New York Stock Exchange under the symbol “PBF”. PBF Energy Class B common stock is not publicly-traded.
As of February 10, 2022 there were 31 holders of record of PBF Energy Class A common stock and 15 holders of record of PBF Energy Class B common stock.
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
While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, our results have been adversely impacted. As part of our strategic plan to navigate these current extraordinary and volatile markets, we have suspended PBF Energy’s quarterly dividend on its Class A common stock. We will continue to monitor and evaluate our dividend policy as market conditions develop and our business outlook becomes clearer, however, we do not anticipate that our Board of Directors will declare a dividend in the foreseeable future.
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

PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic will have on its business, PBFX has decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, which represents a shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources as they continue to pursue potential organic growth projects or strategic acquisition opportunities. PBFX intends to continue to pay at least the minimum quarterly distribution to the holders of its common units, including PBF LLC, of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, to the extent PBFX has sufficient cash from operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to PBFX’s general partner. However, there is no guarantee that PBFX will pay the minimum quarterly distribution or any amount on the units they own in any quarter. Even if PBFX’s cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of PBFX’s partnership agreement and debt facilities.
During 2020, PBF Energy announced that it had suspended its quarterly dividend of $0.30 per share on its Class A common stock as part of its strategic plan to respond to the impact of the COVID-19 outbreak. As a result, there were no dividends or distributions for the year ended December 31, 2021. There were no tax distributions to PBF LLC’s other members in 2021. PBF Holding made $2.7 million in distributions to PBF LLC during the year ended December 31, 2021. In addition, PBFX made aggregate quarterly distributions of $76.0 million ($1.20 per unit) during the year ended December 31, 2021 to holders of its common units, of which $35.9 million was paid to PBF LLC.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the periods commencing December 31, 2016 through December 31, 2021. Our peer group consists of the following companies that are engaged in refining operations in the U.S.: CVR Energy Inc., Delek US Holdings Inc., HollyFrontier Corp, Marathon Petroleum Corp, Phillips 66 and Valero Energy Corp.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
PBF Energy Class A common stock	$100.00	$133.57	$126.97	$127.18	$29.13	$53.22
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	132.54	117.97	142.91	94.07	126.35

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for PBF Energy Class A Common Stock
In the fourth quarter of 2021, there were 66,202 PBF LLC Series A Units exchanged for 66,202 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or executive officers.

ITEM 6. [RESERVED]

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the effect of the COVID-19 pandemic, including resurgences and variants of the virus, as well as related governmental and consumer responses on our business, financial condition and results of operations;
•supply, demand, prices and other market conditions for our products or crude oil, including volatility in commodity prices or constraints arising from federal, state or local governmental actions or environmental and/or social activists that reduce crude oil production or availability in the regions in which we operate our pipelines and facilities;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•our obligation to buy RINs and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard and GHG emission credits required to comply with various GHG emission programs, such as AB 32;
•our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;
•our expectations with respect to our capital improvement and turnaround projects;

•the impact of current and future laws, rulings and governmental regulations, including restrictions on the exploration and/or production of crude oil in the state of California, the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change, decarbonization and future energy transition;
•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•our ability to target and execute expense reduction measures and achieve opportunities to improve our liquidity, including continued repurchases of our outstanding debt securities or otherwise further reducing our debt, and/or potential sales of non-operating assets or other real property;
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining and processing of crude oil and refined products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32, or from actions taken by environmental interest groups;
•the risk of cyber-attacks;
•our increased dependence on technology;
• the effects of competition in our markets;
•the possibility that we may not reinstate dividend payments;
•the inability of our subsidiaries to freely pay dividends or make distributions to us;
•our ability to make acquisitions or investments, including in renewable diesel production, and to realize the benefits from such acquisitions or investments;
•liabilities arising from recent acquisitions or investments, that are unforeseen or exceed our expectations;
•our expectations and timing with respect to our acquisition activity and whether such acquisitions are accretive or dilutive to shareholders;
• adverse developments in our relationship with both our key employees and unionized employees;
•our substantial indebtedness, including the impact of potential downgrades to our corporate credit rating, secured notes and unsecured notes;
•changes in currency exchange rates, interest rates and capital costs;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•counterparty credit and performance risk exposure related to our supply and inventory intermediation arrangement;
•termination of our Third Inventory Intermediation Agreement with J. Aron, which is scheduled to expire in December 2024 and could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreement. Additionally, we are obligated to repurchase from J. Aron certain J. Aron Products upon termination of the agreement;
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
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions related to PBFX or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation;
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
Executive Summary
Our business operations are conducted by PBF LLC and its subsidiaries. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California, and Martinez, California. Based on current configuration (subsequent to the East Coast Refining Reconfiguration), our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.

Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. In 2021, as a result of the lifting or easing of restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures, the demand for refined products started to recover, consequently improving our refining margins in comparison to the prior year. While our results for the year ended December 31, 2021 were impacted by lower demand for refined products, we experienced gradual improvements when compared to the year ended December 31, 2020 and favorable impacts on our revenues, cost of products sold, operating income and liquidity. Although we currently continue to operate our refineries at reduced rates, throughput rates across our refining system have increased in the current year to correlate with the gradual increases in demand.
Debt and Credit Facilities
Senior Notes
During the year ended December 31, 2021, we made a number of open market repurchases of our 2028 Senior Notes and our 2025 Senior Notes that resulted in the extinguishment of $173.5 million in principal of the 2028 Senior Notes and $55.5 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $146.8 million and we recognized a $79.9 million gain on the extinguishment of debt during the year ended December 31, 2021.
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the initial 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On December 21, 2020, we issued additional $250.0 million, in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On January 24, 2020, we issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and offering expenses. We used $517.5 million of the proceeds to fully redeem our 7.00% senior notes due 2023 (the “2023 Senior Notes”) and the balance to fund a portion of the cash consideration for Martinez Acquisition (as defined below).
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Loss on extinguishment of debt in the Consolidated Statements of Operations for the year ending December 31, 2020.

Catalyst Financing Obligations
In September and October 2021, we settled certain precious metal financing arrangements, resulting in a reduction to debt of approximately $31.7 million.
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
PBF Holding Revolving Credit Facility
During the year ended December 31, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and December 31, 2020 were $900.0 million.
PBFX Revolving Credit Facility
During the year ended December 31, 2021 and December 31, 2020, PBFX made net repayments of $100.0 million and $83.0 million on the PBFX Revolving Credit Facility. The outstanding borrowings under the PBFX Revolving Credit Facility were $100.0 million as of December 31, 2021.
Refer to “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Land Sales
On December 20, 2021, PBFX closed on a third-party sale of real property at the refined products terminals in the greater Philadelphia area (“East Coast Terminals”). The sale resulted in a gain of approximately $2.8 million in the fourth quarter of 2021, included within Gain on sale of assets in the Consolidated Statements of Operations.
On December 30, 2020 and August 1, 2019, we closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in gains of approximately $8.1 million and $33.1 million in the fourth quarter of 2020 and third quarter of 2019, respectively, included within Gain on sale of assets in the Consolidated Statements of Operations.
East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we temporarily idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. Based on this reconfiguration, our East Coast throughput capacity currently approximates 285,000 barrels per day.

Turnaround Costs and Assets under Construction
As of December 31, 2020, we accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround amortization costs associated with these idled units. Additionally, we abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million in the fourth quarter of 2020.
Capital Project Abandonments
In connection with our ongoing strategic initiative to address the COVID-19 pandemic, including our East Coast Refining Reconfiguration, we reassessed our refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this reassessment and our strategic plan to reduce capital expenditures, we decided to abandon various capital projects across the refining system, resulting in an impairment charge of approximately $79.9 million in the fourth quarter of 2020.
Severance Costs
Following the onset of the COVID-19 pandemic, we implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs. Additionally, as a result of the East Coast Refining Reconfiguration, we incurred charges in the fourth quarter of 2020 of approximately $11.8 million of severance related expenses. These severance costs were included in general and administrative expenses.
Tax Receivable Agreement
In connection with PBF Energy’s IPO, PBF Energy entered into a Tax Receivable Agreement pursuant to which PBF Energy is required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units PBF Energy purchases, approximately 85% of the cash savings in income taxes that PBF Energy realizes as a result of the increase in the tax basis of its interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. PBF Energy has recognized, as of December 31, 2021, a liability for the Tax Receivable Agreement of $48.3 million reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740. As of December 31, 2020, there was zero liability recognized related to the Tax Receivable Agreement. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 14 - Commitments and Contingencies” and “Note 21 - Income Taxes” of our Notes to Consolidated Financial Statements for more details.
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
Martinez Acquisition
We acquired the Martinez refinery and related logistics assets from Shell Oil Products on February 1, 2020 for an aggregate purchase price of $1,253.4 million (the “Martinez Acquisition”), including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell Oil Products based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
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
Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of the terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.
Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to the J. Aron Products purchased or produced by the Refineries and delivered into the Storage Tanks. Furthermore, J. Aron agrees to sell the J. Aron Products back to PRC and DCR (and, at the election of the PBF Entities, Chalmette Refining) as the J. Aron Products are discharged out of the Storage Tanks. We exercised our right to include the Chalmette refinery under the Third Inventory Intermediation Agreement in November 2021. J. Aron has the right to store the J. Aron Products purchased in tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreement. We intend to utilize the crude oil and will market and sell the refined products independently to third parties.
PBFX Equity Offerings
On April 24, 2019, PBFX entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct offering (the “2019 Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The 2019 Registered Direct Offering closed on April 29, 2019.
As of December 31, 2021, PBF LLC held a 47.9% limited partner interest in PBFX with the remaining 52.1% limited partner interest owned by public common unitholders.

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
Since the inception of PBFX in 2014, PBF LLC and PBFX have entered into a series of drop-down transactions. Such transactions and third-party acquisitions made by PBFX occurring in the three years ended December 31, 2021 are discussed below.
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
PBFX IDR Restructuring Agreement
On February 28, 2019, PBFX closed on the transaction contemplated by the equity restructuring agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units. Subsequent to the closing of the IDR Restructuring Agreement, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions by PBFX.
Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $726.0 million in RINs costs during the year ended December 31, 2021 as compared to $326.4 million and $122.7 million during the years ended December 31, 2020 and 2019, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.

Factors Affecting Operating Results
Overview
Our earnings and cash flows from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of refined products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, diesel and other refined products, which, in turn, depend on, among other factors, changes in global and regional economies, weather conditions, global and regional political affairs, production levels, the availability of imports, the marketing of competitive fuels, pipeline capacity, prevailing exchange rates and the extent of government regulation. Our revenue and income from operations fluctuate significantly with movements in industry refined product prices, our materials cost fluctuate significantly with movements in crude oil prices and our other operating expenses fluctuate with movements in the price of energy to meet the power needs of our refineries. In addition, the effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.
Crude oil and other feedstock costs and the prices of refined products have historically been subject to wide fluctuation. Expansion and upgrading of existing facilities and installation of additional refinery distillation or conversion capacity, price volatility, governmental regulations, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction or increase in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline and diesel, during the summer driving season and for home heating oil during the winter.
Benchmark Refining Margins
In assessing our operating performance, we compare the refining margins (revenue less materials cost) of each of our refineries against a specific benchmark industry refining margin based on crack spreads. Benchmark refining margins take into account both crude and refined product prices. When these prices are combined in a formula they provide a single value—a gross margin per barrel—that, when multiplied by throughput, provides an approximation of the gross margin generated by refining activities.
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
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our East Coast refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with Petróleos de Venezuela S.A. (“PDVSA”) since 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
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
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 44% gasoline, 32% distillate, 2% high-value Group I lubricants, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4% LPGs, 9% black oil and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
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
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 56% gasoline, 30% distillate, 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs, 2% black oil and 2% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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

Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 45% gasoline and 33% distillate, 2% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (8% black oil, 5% LPGs, 4% petroleum coke, and 3% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (Gulf Coast) 2-1-1 benchmark refining margin due to the following factors:
•the Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 50% to 75% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD.
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
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 63% gasoline and 21% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 3% black oil and 10% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 80% to 90% of total throughput. The Torrance crude slate has the lowest API gravity (typically an API) gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel.

Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 60% gasoline and 30% distillate with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4% LPG and 2% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
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

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2021, 2020 and 2019 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results eliminated in consolidation.

PBF Energy	Year Ended December 31,
	2021	2020	2019
Revenues	$27,253.4	$15,115.9	$24,508.2

Cost and expenses:
Cost of products and other	23,826.8	14,275.6	21,387.5
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,085.9	1,918.3	1,782.3
Depreciation and amortization expense	453.5	551.7	425.3
Cost of sales	26,366.2	16,745.6	23,595.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	247.3	248.5	284.0
Depreciation and amortization expense	13.3	11.3	10.8
Change in fair value of contingent consideration	32.4	(93.7)	(0.8)
Impairment expense	—	98.8	—
Gain on sale of assets	(3.0)	(477.8)	(29.9)
Total cost and expenses	26,656.2	16,532.7	23,859.2

Income (loss) from operations	597.2	(1,416.8)	649.0

Other income (expense):
Interest expense, net	(317.5)	(258.2)	(159.6)
Change in Tax Receivable Agreement liability	(48.3)	373.5	—
Change in fair value of catalyst obligations	8.5	(11.8)	(9.7)
Gain (loss) on extinguishment of debt	79.9	(22.2)	—
Other non-service components of net periodic benefit cost	7.8	4.3	(0.2)
Income (loss) before income taxes	327.6	(1,331.2)	479.5
Income tax expense	12.1	2.1	104.3
Net income (loss)	315.5	(1,333.3)	375.2
Less: net income attributable to noncontrolling interests	84.5	59.1	55.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$231.0	$(1,392.4)	$319.4

Consolidated gross margin	$887.2	$(1,629.7)	$913.1

Gross refining margin (1)	$3,087.7	$496.8	$2,801.2

Net income available to Class A common stock per share:
Basic	$1.92	$(11.64)	$2.66
Diluted	$1.90	$(11.64)	$2.64
——————————
(1) See Non-GAAP Financial Measures.

PBF LLC	Year Ended December 31,
	2021	2020	2019
Revenues	$27,253.4	$15,115.9	$24,508.2

Cost and expenses:
Cost of products and other	23,826.8	14,275.6	21,387.5
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,085.9	1,918.3	1,782.3
Depreciation and amortization expense	453.5	551.7	425.3
Cost of sales	26,366.2	16,745.6	23,595.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	245.2	247.7	282.3
Depreciation and amortization expense	13.3	11.3	10.8
Change in fair value of contingent consideration	32.4	(93.7)	(0.8)
Impairment expense	—	98.8	—
Gain on sale of assets	(3.0)	(477.8)	(29.9)
Total cost and expenses	26,654.1	16,531.9	23,857.5

Income (loss) from operations	599.3	(1,416.0)	650.7

Other income (expense):
Interest expense, net	(327.8)	(268.5)	(169.1)
Change in fair value of catalyst obligations	8.5	(11.8)	(9.7)
Gain (loss) on extinguishment of debt	79.9	(22.2)	—
Other non-service components of net periodic benefit cost	7.8	4.3	(0.2)
Income (loss) before income taxes	367.7	(1,714.2)	471.7
Income tax (benefit) expense	(14.0)	6.1	(8.3)
Net income (loss)	381.7	(1,720.3)	480.0
Less: net income attributable to noncontrolling interests	82.1	76.2	51.5
Net income (loss) attributable to PBF Energy Company LLC	$299.6	$(1,796.5)	$428.5

Operating Highlights

	Year Ended December 31,
	2021	2020	2019
Key Operating Information
Production (bpd in thousands)	852.2	737.1	825.2
Crude oil and feedstocks throughput (bpd in thousands)	834.5	727.7	823.1
Total crude oil and feedstocks throughput (millions of barrels)	304.6	266.3	300.4
Consolidated gross margin per barrel of throughput	$2.91	$(6.12)	$3.04
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.94	$3.23	$8.51
Refinery operating expense, per barrel of throughput	$6.56	$6.89	$5.61

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	42%	32%
Medium	31%	26%	28%
Light	18%	17%	26%
Other feedstocks and blends	17%	15%	14%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	53%	51%	49%
Distillates and distillate blendstocks	30%	30%	32%
Lubes	1%	1%	1%
Chemicals	2%	1%	2%
Other	16%	18%	16%
Total yield	102%	101%	100%
——————————
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with an API gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies.

	Year Ended December 31,
	2021	2020	2019
	(dollars per barrel, except as noted)
Dated Brent crude oil	$70.89	$41.62	$64.34
West Texas Intermediate (WTI) crude oil	$68.10	$39.25	$57.03
Light Louisiana Sweet (LLS) crude oil	$69.59	$41.13	$62.67
Alaska North Slope (ANS) crude oil	$70.56	$42.20	$65.00
Crack Spreads
Dated Brent (NYH) 2-1-1	$16.84	$9.11	$12.68
WTI (Chicago) 4-3-1	$16.34	$6.30	$15.25
LLS (Gulf Coast) 2-1-1	$16.03	$7.59	$12.43
ANS (West Coast-LA) 4-3-1	$20.10	$11.30	$18.46
ANS (West Coast-SF) 3-2-1	$20.55	$9.99	$17.16
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.80	$2.37	$7.31
Dated Brent less Maya (heavy, sour)	$6.47	$5.37	$6.76
Dated Brent less WTS (sour)	$2.63	$2.33	$8.09
Dated Brent less ASCI (sour)	$3.90	$1.81	$3.73
WTI less WCS (heavy, sour)	$14.19	$10.72	$13.61
WTI less Bakken (light, sweet)	$(0.14)	$2.41	$0.66
WTI less Syncrude (light, sweet)	$2.25	$2.13	$0.18
WTI less LLS (light, sweet)	$(1.50)	$(1.88)	$(5.64)
WTI less ANS (light, sweet)	$(2.46)	$(2.95)	$(7.97)
Natural gas (dollars per MMBTU)	$3.73	$2.13	$2.53
2021 Compared to 2020
Overview— PBF Energy net income was $315.5 million for the year ended December 31, 2021 compared to net loss of $(1,333.3) million for the year ended December 31, 2020. PBF LLC net income was $381.7 million for the year ended December 31, 2021 compared to net loss of $(1,720.3) million for the year ended December 31, 2020. Net income attributable to PBF Energy stockholders was $231.0 million, or $1.90 per diluted share, for the year ended December 31, 2021 ($1.90 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(2.50) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net loss attributable to PBF Energy stockholders of $(1,392.4) million, or $(11.64) per diluted share, for the year ended December 31, 2020 ($(11.64) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(11.78) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% and 99.1% for the years ended December 31, 2021 and 2020, respectively.

Our results for the year ended December 31, 2021 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $669.6 million, or $496.2 million net of tax, a pre-tax gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, or $59.2 million net of tax, a gain on the sale of certain PBFX land of $2.8 million, or $2.1 million net of tax, and a $37.4 million tax benefit associated with the remeasurement of certain deferred tax assets, offset by pre-tax charges associated with the change in the Tax Receivable Agreement liability of $48.3 million, or $35.8 million net of tax and a change in fair value of the Martinez Contingent Consideration and the contingent consideration related to the PBFX acquisition of the East Coast Storage Assets from Crown Point International, LLC (“Crown Point”) (the “East Coast Storage Assets Acquisition”) of $32.4 million, or $24.0 million net of tax. Our results for the year ended December 31, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, or $345.8 million net of tax, a pre-tax gain on the sale of land at our Torrance refinery of $8.1 million, or $5.9 million net of tax, a change in fair value of the Martinez Contingent Consideration and the contingent consideration associated with the East Coast Storage Asset Acquisition (the “PBFX Contingent Consideration”) of $93.7 million, or $68.8 million net of tax and a pre-tax change in the Tax Receivable Agreement liability of $373.5 million, or $274.1 million net of tax. Our results for the year ended December 31, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $268.0 million, or $196.7 million net of tax, pre-tax, debt extinguishment costs associated with the early redemption of the 2023 Senior Notes of $22.2 million, or $16.3 million net of tax, severance costs related to reductions in workforce of $24.7 million, or $18.1 million net of tax, impairment expense of $98.8 million or $72.5 million net of tax, related to the write-down of certain assets and project abandonments, early return of certain leased railcars of $12.5 million or $9.2 million net of tax, accelerated turnaround amortization costs of $56.2 million or $41.3 million net of tax, a LIFO inventory decrement of $83.0 million or $60.9 million net of tax, reconfiguration charges of $5.3 million or $3.9 million net of tax and $259.1 million of tax expense associated with the remeasurement of certain deferred tax assets.

Excluding the impact of these special items, our results were positively impacted by increases in the demand for our refined products and improved margins for refined product, which have positively impacted our revenues, cost of products sold and operating income. When comparing the results to the year ended December 31, 2020, demand for our products has started to recover, evidenced by higher throughput volumes and barrels sold at the majority of the refineries, as well as higher refining margins. Additionally, our results for the year ended December 31, 2021 were positively impacted by lower general and administrative expenses when compared to prior year. During the year ended December 31, 2020 our results were negatively impacted by higher general and administrative expenses associated with integration costs in connection with the Martinez Acquisition and accelerated amortization costs associated with the East Coast Refining Reconfiguration.

Revenues— Revenues totaled $27.3 billion for the year ended December 31, 2021 compared to $15.1 billion for the year ended December 31, 2020, an increase of approximately $12.2 billion or 80.8%. Revenues per barrel sold were $80.79 and $49.43 for the years ended December 31, 2021 and 2020, respectively, an increase of 63.4% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,900 bpd, 134,100 bpd, 163,300 bpd and 286,200 bpd, respectively. For the year ended December 31, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,000 bpd, 96,700 bpd, 137,700 bpd and 230,300 bpd, respectively. For the year ended December 31, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 292,500 bpd, 142,600 bpd, 170,400 bpd and 318,700 bpd, respectively. For the year ended December 31, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 296,200 bpd, 114,500 bpd, 159,700 bpd and 265,200 bpd, respectively.

The throughput rates at our refineries were higher in the year ended December 31, 2021 compared to the same period in 2020, with the exception of lower rates in the East Coast as a result of the East Coast Refining Reconfiguration, which took place in the fourth quarter of 2020. We operated our refineries at reduced rates beginning in March 2020, and increased throughput rates across our entire refining system to correlate with the gradual increases in demand experienced during the year ended December 31, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $887.2 million for the year ended December 31, 2021, compared to $(1,629.7) million for the year ended December 31, 2020, an increase of $2,516.9 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $3,087.7 million, or $10.14 per barrel of throughput, for the year ended December 31, 2021 compared to $496.8 million, or $1.86 per barrel of throughput, for the year ended December 31, 2020, an increase of approximately $2,590.9 million. Gross refining margin excluding special items totaled $2,418.1 million, or $7.94 per barrel of throughput, for the year ended December 31, 2021 compared to $860.3 million, or $3.23 per barrel of throughput, for the year ended December 31, 2020, an increase of $1,557.8 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the year ended December 31, 2021. Gross refining margin, excluding the impact of special items, increased due to favorable movements in certain crude differentials and an overall increase in throughput rates and refining margins. For the year ended December 31, 2020, special items impacting our margin calculations included an unfavorable non-cash LCM inventory adjustment of approximately $268.0 million on a net basis, resulting from a decrease in crude oil and refined product prices from the year ended December 31, 2019, a LIFO inventory decrement charge of $83.0 million mainly related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration, and early return of certain leased railcars of $12.5 million.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard costs were $726.0 million for the year ended December 31, 2021 in comparison to $326.4 million for the year ended December 31, 2020.
Average industry margins were mostly favorable during the year ended December 31, 2021 compared with the prior year, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. For the year ended December 31, 2021, we experienced an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.84 per barrel, or 84.9% higher, in the year ended December 31, 2021, as compared to $9.11 per barrel in the same period in 2020. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differential, which increased by $1.10 per barrel, offset by weakened WTI/Bakken differential, which decreased by $2.55 per barrel in comparison to the same period in 2020. The WTI/WCS differential increased to $14.19 per barrel in 2021 compared to $10.72 per barrel in 2020, which favorably impacted our cost of heavy Canadian crude.

Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.34 per barrel, or 159.4% higher, in the year ended December 31, 2021, as compared to $6.30 per barrel in the prior year. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $0.14 per barrel in the year ended December 31, 2021, as compared to a discount of $2.41 per barrel in the prior year. This decrease was slightly offset by strengthening WTI/Syncrude differential which averaged $2.25 per barrel for the year ended December 31, 2021 as compared to $2.13 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $16.03 per barrel, or 111.2% higher, in the year ended December 31, 2021 as compared to $7.59 per barrel in the prior year. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.50 per barrel for the year ended December 31, 2021 as compared to a premium of $1.88 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $20.10 per barrel, or 77.9% higher, in the year ended December 31, 2021 as compared to $11.30 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $20.55 per barrel, or 105.7% higher, in the year ended December 31, 2021 as compared to $9.99 per barrel in the prior year. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.46 per barrel for the year ended December 31, 2021 as compared to a premium of $2.95 per barrel in the prior year.
Operating Expenses— Operating expenses totaled $2,085.9 million for the year ended December 31, 2021 compared to $1,918.3 million for the year ended December 31, 2020, increase of approximately $167.6 million, or 8.7%. Of the total $2,085.9 million of operating expenses for the year ended December 31, 2021, $1,999.1 million, or $6.56 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $86.8 million related to expenses incurred by the Logistics segment ($1,835.2 million or $6.89 per barrel of throughput, and $83.1 million of operating expenses for the year ended December 31, 2020 related to the Refining and Logistics segments, respectively). Increases in operating expenses were mainly attributable to increases in natural gas volumes and price across our refineries when compared to the year ended December 31, 2020. Additionally, we experienced higher maintenance and operational costs due to increased production when compared to the prior year. These increases were partially offset by cost-savings realized in 2021 as a result of the East Coast Refining Reconfiguration (East Coast operating expenses decreased by $18.7 million when compared to 2020) as well as reductions in discretionary activities and third-party services, which are in line with our cost reduction initiatives taken to strengthen our financial flexibility.
General and Administrative Expenses— General and administrative expenses totaled $247.3 million for the year ended December 31, 2021, compared to $248.5 million for the year ended December 31, 2020, a decrease of $1.2 million or 0.5%. The slight decrease in general and administrative expenses for the year ended December 31, 2021 in comparison to the year ended December 31, 2020 primarily related to reductions in outside service costs offset by increases in salaries, wages and benefits and other fixed expenses. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $466.8 million for the year ended December 31, 2021 (including $453.5 million recorded within Cost of sales) compared to $563.0 million for the year ended December 31, 2020 (including $551.7 million recorded within Cost of sales), a decrease of $96.2 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units temporarily idled as a result of the East Coast Refining Reconfiguration.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $32.4 million and a gain of $93.7 million for the years ended December 31, 2021 and December 31, 2020, respectively. These losses and gains were related to the changes in estimated fair value of the Martinez Contingent Consideration and the PBFX Contingent Consideration, both associated with acquisition related earn-out obligations.
Impairment expense— There was no impairment expense for the year ended December 31, 2021. Impairment expense totaled $98.8 million for the year ended December 31, 2020, and was associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration, other refinery wide project abandonments and the write-down of certain PBFX long-lived assets.
Gain on Sale of Assets— There was a gain of $3.0 million for the year ended December 31, 2021 related primarily to a third-party sale of PBFX real property. There was a gain of $477.8 million for the year ended December 31, 2020 related primarily to the sale of five hydrogen plants and the sale of a parcel of land at our Torrance refinery.
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the year ended December 31, 2021, represented a loss of $48.3 million. Change in the Tax Receivable Agreement liability for the year ended December 31, 2020, represented a gain of $373.5 million. These losses and gains were primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740, related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability and based on future taxable income.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $8.5 million for the year ended December 31, 2021, compared to a loss of $11.8 million for the year ended December 31, 2020. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain (loss) on extinguishment of debt— We incurred a gain on extinguishment of debt of $79.9 million in the year ended December 31, 2021 related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. We incurred debt extinguishment costs of $22.2 million in the year ended December 31, 2020 related to the redemption of our 2023 Senior Notes.
Interest Expense, net— PBF Energy interest expense totaled $317.5 million for the year ended December 31, 2021, compared to $258.2 million for the year ended December 31, 2020, an increase of $59.3 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020, partially offset by lower interest expense associated with the repurchase of a portion of the 2028 Senior Notes and 2025 Senior Notes. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $327.8 million and $268.5 million for the year ended December 31, 2021 and December 31, 2020, respectively (inclusive of $10.3 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”), are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2% and 99.1%, on a weighted-average basis for the years ended December 31, 2021 and 2020, respectively. PBF Energy’s Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the years ended December 31, 2021 and 2020 was 3.7% and 0.2%, respectively. The effective tax rate for the year ended December 31, 2021 was significantly impacted by the change in deferred tax valuation allowance, which resulted in a tax benefit of $49.9 million for the year ended December 31, 2021, compared to a charge of $358.4 million for the year ended December 31, 2020.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the years ended December 31, 2021 and 2020 was approximately 0.8% and 0.9%, respectively. The carrying amount of the noncontrolling interest on our Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Our results for the year ended December 31, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, or $345.8 million net of tax, a pre-tax gain on the sale of land at our Torrance refinery of $8.1 million, or $5.9 million net of tax, a change in fair value of both the Martinez Contingent Consideration and the PBFX Contingent Consideration of $93.7 million, or $68.8 million net of tax and a pre-tax change in the Tax Receivable Agreement liability of $373.5 million, or $274.1 million net of tax. Our results for the year ended December 31, 2020 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $268.0 million, or $196.7 million net of tax, pre-tax, debt extinguishment costs associated with the early redemption of the 2023 Senior Notes of $22.2 million, or $16.3 million net of tax, severance costs related to reductions in workforce of $24.7 million, or $18.1 million net of tax, impairment expense of $98.8 million or $72.5 million net of tax, related to the write-down of certain assets and project abandonments, early return of certain leased railcars of $12.5 million or $9.2 million net of tax, accelerated turnaround amortization costs of $56.2 million or $41.3 million net of tax, a LIFO inventory decrement of $83.0 million or $60.9 million net of tax, reconfiguration charges of $5.3 million or $3.9 million net of tax and $259.1 million of tax expense associated with the remeasurement of certain deferred tax assets. Our results for the year ended December 31, 2019 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $250.2 million, or $188.0 million net of tax and a pre-tax gain on the sale of land at our Torrance refinery of $33.1 million, or $24.9 million net of tax. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results were negatively impacted by the COVID-19 pandemic which caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which negatively impacted our revenues, cost of products sold and operating income. In addition, during the year ended December 31, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All our operating regions experienced lower refining margins for the year ended December 31, 2020 compared to the prior year. Our results for the year ended December 31, 2020 were negatively impacted by higher general and administrative expenses associated with integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and accelerated amortization costs associated with the East Coast Refining Reconfiguration.

Revenues— Revenues totaled $15.1 billion for the year ended December 31, 2020 compared to $24.5 billion for the year ended December 31, 2019, a decrease of approximately $9.4 billion, or 38.4%. Revenues per barrel sold were $49.43 and $69.93 for the years ended December 31, 2020 and 2019, respectively, a decrease of 29.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,000 bpd, 96,700 bpd, 137,700 bpd and 230,300 bpd, respectively. For the year ended December 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 336,400 bpd, 153,000 bpd, 177,900 bpd and 155,800 bpd, respectively. For the year ended December 31, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 296,200 bpd, 114,500 bpd, 159,700 bpd and 265,200 bpd, respectively. For the year ended December 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 382,500 bpd, 163,900 bpd, 225,300 bpd and 188,600 bpd, respectively.
The throughput rates at our refineries were lower in the year ended December 31, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in 2019 West Coast throughput. We operated our refineries at reduced rates beginning in March 2020, and, based on market conditions, we continued to operate our refineries at lower utilization. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory, as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $(1,629.7) million for the year ended December 31, 2020, compared to $913.1 million for the year ended December 31, 2019, a decrease of $2,542.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $496.8 million, or $1.86 per barrel of throughput, for the year ended December 31, 2020 compared to $2,801.2 million, or $9.34 per barrel of throughput, for the year ended December 31, 2019, a decrease of approximately $2,304.4 million. Gross refining margin excluding special items totaled $860.3 million, or $3.23 per barrel of throughput for the year ended December 31, 2020 compared to $2,551.0 million or $8.51 per barrel of throughput, for the year ended December 31, 2019, a decrease of $1,690.7 million.
Consolidated gross margin and gross refining margin were negatively impacted in the year ended December 31, 2020 by a non-cash LCM inventory adjustment of approximately $268.0 million on a net basis, resulting from the decrease in crude oil and refined product prices from the year ended 2019, a LIFO inventory decrement charge of $83.0 million mainly related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration, and early return of certain leased railcars of $12.5 million. Gross refining margin, excluding the impact of special items, decreased due to unfavorable movements in certain crude differentials and an overall decrease in throughput rates. For the year ended December 31, 2019, special items impacting our margin calculations included a favorable non-cash LCM inventory adjustment of approximately $250.2 million on a net basis, resulting from an increase in crude oil and refined product prices from the year ended December 31, 2018.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard costs were $326.4 million for the year ended December 31, 2020 in comparison to $122.7 million for the year ended December 31, 2019.
Average industry margins were mixed during the year ended December 31, 2020 compared with the year ended 2019, primarily due to the impacts of the COVID-19 pandemic on regional demand and commodity prices in 2020, in addition to impacts related to 2019 planned turnarounds, all of which were completed in the first half of 2019.
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
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.30 per barrel, or 58.7% lower, in the year ended December 31, 2020, as compared to $15.25 per barrel in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $2.41 per barrel in the year ended December 31, 2020, as compared to $0.66 per barrel in 2019. Additionally, the WTI/Syncrude differential averaged $2.13 per barrel for the year ended December 31, 2020 as compared to $0.18 per barrel in 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $7.59 per barrel, or 38.9% lower, in the year ended December 31, 2020 as compared to $12.43 per barrel in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.88 per barrel for the year ended December 31, 2020 as compared to a premium of $5.64 per barrel in 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.30 per barrel, or 38.8% lower, in the year ended December 31, 2020 as compared to $18.46 per barrel in 2019. Additionally, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.95 per barrel for the year ended December 31, 2020 as compared to a premium of $7.97 per barrel in 2019.
Operating Expenses— Operating expenses totaled $1,918.3 million for the year ended December 31, 2020 compared to $1,782.3 million for the year ended December 31, 2019, an increase of approximately $136.0 million, or 7.6%. Of the total $1,918.3 million of operating expenses for the year ended December 31, 2020, $1,835.2 million, or $6.89 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $83.1 million related to expenses incurred by the Logistics segment ($1,684.3 million or $5.61 per barrel of throughput, and $98.0 million of operating expenses for the year ended December 31, 2019 related to the Refining and Logistics segments, respectively). Increases in operating expenses were due to costs associated with the Martinez refinery and related logistics assets which totaled approximately $356.1 million for the year ended December 31, 2020. Total operating expenses for the year ended December 31, 2020 excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third-party services. Operating expenses related to our Logistics segment decreased as a result of lower discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation costs and lower utility expenses due to reduced energy usage.
General and Administrative Expenses— General and administrative expenses totaled $248.5 million for the year ended December 31, 2020, compared to $284.0 million for the year ended December 31, 2019, a decrease of $35.5 million or 12.5%. The decrease in general and administrative expenses for the year ended December 31, 2020 in comparison to the year ended December 31, 2019 primarily related to reduction in our workforce as a result of the East Coast Refining Reconfiguration and reduction in overhead expenses through temporary salary reductions for a large portion of our workforce. These cost decreases were offset by headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.

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
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $93.7 million and $0.8 million for the years ended December 31, 2020 and December 31, 2019, respectively. This change represented the decrease in the estimated fair value of the Martinez Contingent Consideration and the PBFX Contingent Consideration, both associated with acquisition related earn-out obligations.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $11.8 million for the year ended December 31, 2020, compared to a loss of $9.7 million for the year ended December 31, 2019. These losses related to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the catalyst financing arrangement termination dates.
Impairment expense— Impairment expense totaled $98.8 million for the year ended December 31, 2020, and was associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration, other refinery wide project abandonments and the write-down of certain PBFX long-lived assets. There was no such expense recorded in the year ended December 31, 2019.
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

Interest Expense, net— PBF Energy interest expense totaled $258.2 million for the year ended December 31, 2020, compared to $159.6 million for the year ended December 31, 2019, an increase of $98.6 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in January 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020, as well as higher outstanding borrowings on our Revolving Credit Facility. Interest expense included interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the previous inventory intermediation agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $268.5 million and $169.1 million for the year ended December 31, 2020 and December 31, 2019, respectively (inclusive of $10.3 million and $9.5 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and PBF Ltd., are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.1% and 99.0%, on a weighted-average basis for the years ended December 31, 2020 and 2019, respectively. PBF Energy’s Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interest, for the years ended December 31, 2020 and 2019 was 0.2% and 21.8%, respectively. The effective tax rate for the year ended December 31, 2020 was significantly impacted by the recording of a $358.4 million deferred tax asset valuation allowance.
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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, changes in the Tax Receivable Agreement liability, (gain) loss on extinguishment of debt, gain on sale of hydrogen plants, severance and reconfiguration costs, impairment expense, net tax (benefit) expense on remeasurement of deferred tax assets, gains on land sales, charges associated with the early return of certain leased railcars, turnaround acceleration costs, and a LIFO inventory decrement. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the years ended December 31, 2021, 2020 and 2019 (in millions, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to PBF Energy Inc. stockholders	$231.0	$(1,392.4)	$319.4
Less: Income allocated to participating securities	—	0.1	0.5
Income (loss) available to PBF Energy Inc. stockholders - basic	231.0	(1,392.5)	318.9
Add: Net income (loss) attributable to noncontrolling interests(1)	2.4	(17.1)	4.3
Less: Income tax (expense) benefit (2)	(0.6)	4.6	(1.0)
Adjusted fully-converted net income (loss)	$232.8	$(1,405.0)	$322.2
Special Items:(3)
Add: Non-cash LCM inventory adjustment	(669.6)	268.0	(250.2)
Add: Change in fair value of contingent consideration	32.4	(93.7)	—
Add: Gain on sale of hydrogen plants	—	(471.1)	—
Add: Gain on land sales	(2.8)	(8.1)	(33.1)
Add: Impairment expense	—	98.8	—
Add: LIFO inventory decrement	—	83.0	—
Add: Turnaround acceleration costs	—	56.2	—
Add: Severance and reconfiguration costs	—	30.0	—
Add: Early railcar return expense	—	12.5	—
Add: (Gain) loss on extinguishment of debt	(79.9)	22.2	—
Add: Change in Tax Receivable Agreement liability	48.3	(373.5)	—
Add: Net tax (benefit) expense on remeasurement of deferred tax assets	(37.4)	259.1	—
Less: Recomputed income tax on special items	173.9	99.9	70.4
Adjusted fully-converted net income (loss) excluding special items	$(302.3)	$(1,421.7)	$109.3

Weighted-average shares outstanding of PBF Energy Inc.	120,240,009	119,617,998	119,887,646
Conversion of PBF LLC Series A Units (4)	988,730	1,042,667	1,207,581
Common stock equivalents (5)	1,409,415	—	758,072
Fully-converted shares outstanding—diluted	122,638,154	120,660,665	121,853,299

Diluted net income (loss) per share	$1.90	$(11.64)	$2.64
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$1.90	$(11.64)	$2.64
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding	$(2.50)	$(11.78)	$0.90
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

	Year Ended December 31,
	2021		2020		2019
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$27,253.4	$89.46	$15,115.9	$56.76	$24,508.2	$81.58
Less: Cost of sales	26,366.2	86.55	16,745.6	62.88	23,595.1	78.54
Consolidated gross margin	$887.2	$2.91	$(1,629.7)	$(6.12)	$913.1	$3.04
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$887.2	$2.91	$(1,629.7)	$(6.12)	$913.1	$3.04
Add: PBFX operating expense	103.4	0.35	99.9	0.38	118.7	0.40
Add: PBFX depreciation expense	37.8	0.13	53.7	0.19	38.6	0.13
Less: Revenues of PBFX	(355.5)	(1.17)	(360.3)	(1.35)	(340.2)	(1.13)
Add: Refinery operating expense	1,999.1	6.56	1,835.2	6.89	1,684.3	5.61
Add: Refinery depreciation expense	415.7	1.36	498.0	1.87	386.7	1.29
Gross refining margin	$3,087.7	$10.14	$496.8	$1.86	$2,801.2	$9.34
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(669.6)	(2.20)	268.0	1.01	(250.2)	(0.83)
Add: LIFO inventory decrement	—	—	83.0	0.31	—	—
Add: Early railcar return expense	—	—	12.5	0.05	—	—
Gross refining margin excluding special items	$2,418.1	$7.94	$860.3	$3.23	$2,551.0	$8.51
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, changes in the Tax Receivable Agreement liability due to factors out of PBF Energy’s control such as changes in tax rates, (gain) loss on extinguishment of debt related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$315.5	$(1,333.3)	$375.2
Add: Depreciation and amortization expense	466.8	563.0	436.1
Add: Interest expense, net	317.5	258.2	159.6
Add: Income tax expense	12.1	2.1	104.3
EBITDA	$1,111.9	$(510.0)	$1,075.2
Special Items: (3)
Add: Non-cash LCM inventory adjustment	(669.6)	268.0	(250.2)
Add: Change in fair value of contingent consideration	32.4	(93.7)	—
Add: Gain on sale of hydrogen plants	—	(471.1)	—
Add: Gain on land sales	(2.8)	(8.1)	(33.1)
Add: Impairment expense	—	98.8	—
Add: LIFO inventory decrement	—	83.0	—
Add: Severance and reconfiguration costs	—	30.0	—
Add: Early railcar return expense	—	12.5	—
Add: (Gain) loss on extinguishment of debt	(79.9)	22.2	—
Add: Change in Tax Receivable Agreement liability	48.3	(373.5)	—
EBITDA excluding special items	$440.3	$(941.9)	$791.9

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,111.9	$(510.0)	$1,075.2
Add: Stock based compensation	35.6	34.2	37.3
Add: Change in fair value of catalyst obligations	(8.5)	11.8	9.7
Add: Non-cash LCM inventory adjustment (3)	(669.6)	268.0	(250.2)
Add: Change in fair value of contingent consideration (3)	32.4	(93.7)	—
Add: Gain on sale of hydrogen plants (3)	—	(471.1)	—
Add: Gain on land sales (3)	(2.8)	(8.1)	(33.1)
Add: Impairment expense (3)	—	98.8	—
Add: LIFO inventory decrement (3)	—	83.0	—
Add: Severance and reconfiguration costs (3)	—	30.0	—
Add: Early railcar return expense (3)	—	12.5	—
Add: (Gain) loss on extinguishment of debt (3)	(79.9)	22.2	—
Add: Change in Tax Receivable Agreement liability (3)	48.3	(373.5)	—
Adjusted EBITDA	$467.4	$(895.9)	$838.9
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
(2)    Represents an adjustment to reflect PBF Energy’s annualized statutory corporate tax rate of approximately 25.9%, 26.6% and 24.9% for the 2021, 2020 and 2019 periods, respectively, applied to the net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2021	2020	2019
January 1,	$669.6	$401.6	$651.8
December 31,	—	669.6	401.6

    The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Net LCM inventory adjustment benefit (charge) in income (loss) from operations	$669.6	$(268.0)	$250.2
Net LCM inventory adjustment benefit (charge) in net income (loss)	496.2	(196.7)	188.0

Change in fair value of contingent consideration - During the year ended December 31, 2021, we recorded a change in fair value of the contingent consideration related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration, which decreased income from operations and net income by $32.4 million and $24.0 million, respectively. During the year ended December 31, 2020, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration and the PBFX Contingent Consideration which increased income from operations and net income by $93.7 million and $68.8 million, respectively. Change in fair value of contingent consideration during the year ended December 31, 2019 was not significant.

Gain on Sale of Hydrogen Plants - During the year ended December 31, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million and $345.8 million, respectively. There were no such gains in the years ended December 31, 2021 and December 31, 2019.

Gain on land sales - During the year ended December 31, 2021, we recorded a gain on sale of PBFX real-property at the East Coast Terminals, which increased income from operations and net income by $2.8 million and $2.1 million, respectively. During the years ended December 31, 2020 and December 31, 2019, we recorded gains on the sale of two separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain on sale increased income from operations and net income by $8.1 million and $5.9 million, respectively, during the year ended December 31, 2020. The gain on sale increased income from operations and net income by $33.1 million and $24.9 million, respectively, during the year ended December 31, 2019.

Impairment expense - During the year ended December 31, 2020, we recorded an impairment charge which decreased income from operations and net income by $98.8 million and $72.5 million, respectively, resulting from the write-down of certain assets as a result of the East Coast Refining Reconfiguration, project abandonments and the write-down of certain PBFX long-lived assets. There were no such impairment charges during the years ended December 31, 2021 and December 31, 2019.

LIFO inventory decrement - As part of our overall reduction in throughput in 2020 and our reduction in inventory volume as of December 31, 2020, the Company recorded a pre-tax charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration. These charges decreased income from operations and net income by $83.0 million and $60.9 million, respectively, for the year ended December 31, 2020. Decrements recorded in the years ended December 31, 2021 and December 31, 2019 were not significant.

Turnaround acceleration costs - During the year ended December 31, 2020, we accelerated the recognition of turnaround amortization associated with units that were temporarily idled as part of the East Coast Refining Reconfiguration. These costs decreased income from operations and net income by $56.2 million and $41.3 million, respectively. There were no such costs in the years ended December 31, 2021 and December 31, 2019.

Severance and reconfiguration costs - During the year ended December 31, 2020, we recorded severance charges related to reductions in our workforce. These charges decreased income from operations and net income by $24.7 million and $18.1 million, respectively. There were no such costs in the years ended December 31, 2021 and December 31, 2019. During the year ended December 31, 2020, we recorded reconfiguration charges related to the temporary idling of certain assets as part of our East Coast Refining System. These charges decreased income from operations and net income by $5.3 million and $3.9 million, respectively. There were no such costs in the years ended December 31, 2021 and December 31, 2019.

Early return of railcars - During the year ended December 31, 2020, we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $12.5 million and $9.2 million, respectively, during the year ended December 31, 2020. There were no such expenses recorded in the years ended December 31, 2021 and December 31, 2019.

(Gain) Loss on Extinguishment of debt - During the year ended December 31, 2021, we recorded a pre-tax gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before income taxes and net income by $79.9 million and $59.2 million, respectively. During the year ended December 31, 2020, we recorded pre-tax debt extinguishment costs related to the redemption of the 2023 Senior Notes which decreased income before income taxes and net income by $22.2 million and $16.3 million, respectively. There were no such gains or losses in the year ended December 31, 2019.

Change in Tax Receivable Agreement liability - During the year ended December 31, 2021, PBF Energy recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $48.3 million and $35.8 million, respectively. During the year ended December 31, 2020, PBF Energy recorded a change in the Tax Receivable Agreement liability that increased income before taxes and net income by $373.5 million and $274.1 million, respectively. There was no such change during the year ended December 31, 2019. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.

Recomputed income tax on special items - The income tax impact on special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.

Net tax (benefit) expense on remeasurement of deferred tax assets - During the year ended December 31, 2021, we recorded a deferred tax valuation allowance of $308.5 million in accordance with ASC 740 (a decrease of $49.9 million when compared to December 31, 2020, which includes a tax benefit of approximately $12.5 million related to our net change in the Tax Receivable Agreement liability and a net tax benefit of $37.4 million related primarily to the remeasurement of deferred tax assets). During the year ended December 31, 2020, we recorded a deferred tax valuation allowance of $358.4 million. This amount includes tax expense of approximately $99.3 million related to our net change in the Tax Receivable Agreement liability or a net tax expense of $259.1 million related primarily to the remeasurement of deferred tax assets. There was no such expense in the year ended December 31, 2019.

(4)     Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the years ended December 31, 2021, 2020 and 2019, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 12,568,275, 14,446,894 and 6,765,526 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the years ended December 31, 2021, 2020 and 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. Starting in the first quarter of 2020, the COVID-19 pandemic and the related worldwide economic slowdown, including travel restrictions and stay-at-home orders, resulted in a significant decrease in the demand for and market prices of our products, which in turn negatively impacted our results of operations and overall liquidity. In 2021, demand for refined products started to recover following the lifting or easing of these restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to improve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $477.3 million for the year ended December 31, 2021 compared to net cash used in operating activities of $631.6 million for the year ended December 31, 2020. Our overall increase in cash provided by operating activities was primarily driven by accrued expenses due to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2021. Our operating cash flows for the year ended December 31, 2021 included our net income of $315.5 million, depreciation and amortization of $483.8 million, net changes in operating assets and liabilities reflecting cash proceeds of $268.6 million, pension and other post-retirement benefit costs of $50.8 million, change in the Tax Receivable Agreement liability of $48.3 million, stock-based compensation of $35.6 million, change in the fair value of contingent consideration of $32.4 million, and deferred income taxes of $11.7 million, partially offset by a net non-cash benefit of $669.6 million relating to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, changes in the fair value of our catalyst obligations of $8.5 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.4 million, and gain on sale of assets of $3.0 million. Our operating cash flows for the year ended December 31, 2020 included our net loss of $1,333.3 million, gain on sale of assets of $477.8 million mainly related to the sale of the hydrogen plants and the sale of land at our Torrance refinery, change in the Tax Receivable Agreement liability of $373.5 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $12.6 million and change in the fair value of the contingent consideration of $93.7 million, partially offset by depreciation and amortization of $581.1 million, net non-cash charge of $268.0 million related to an LCM inventory adjustment, impairment expense of $98.8 million, pension and other post-retirement benefits costs of $55.7 million, stock-based compensation of $34.2 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, change in the fair value of our catalyst obligations of $11.8 million and deferred income taxes of $1.6 million. In addition, net changes in operating assets and liabilities reflects cash inflows of $585.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.

Net cash used in operating activities was $631.6 million for the year ended December 31, 2020 compared to net cash provided by operating activities of $933.5 million for the year ended December 31, 2019. Our operating cash flows for the year ended December 31, 2019 included our net income of $375.2 million, depreciation and amortization of $447.5 million, deferred income tax expense of $103.7 million, pension and other post-retirement benefits costs of $44.8 million, stock-based compensation of $37.3 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.4 million, and changes in the fair value of our catalyst obligations of $9.7 million, partially offset by a net non-cash benefit of $250.2 million relating to an LCM inventory adjustment, a gain on sale of assets of $29.9 million and change in fair value of contingent consideration of $0.8 million. In addition, net changes in operating assets and liabilities reflected cash inflows of approximately $170.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $388.5 million for the year ended December 31, 2021 compared to $1,026.5 million for the year ended December 31, 2020. The net cash flows used in investing activities for the year ended December 31, 2021 was comprised of cash outflows of capital expenditures totaling $249.1 million, expenditures for refinery turnarounds of $117.7 million, and expenditures for other assets of $28.9 million, partially offset by proceeds from the sale of assets $7.2 million. Net cash used in investing activities for the year ended December 31, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $196.2 million, expenditures for refinery turnarounds of $188.1 million and expenditures for other assets of $9.1 million, partially offset by proceeds from sale of assets of $543.1 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities was $356.8 million for the year ended December 31, 2021 compared to net cash provided by financing activities of $2,452.7 million for the year ended December 31, 2020. For the year ended December 31, 2021, net cash used in financing activities consisted of $146.8 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, net repayments on the PBFX Revolving Credit Facility of $100.0 million, distributions and dividends of $39.7 million, net settlements of precious metal catalyst obligations of $31.7 million, payments on finance leases of $17.8 million, PBFX Contingent Consideration payments of $12.2 million, principal amortization payments on the $35.0 million term loan (the “PBF Rail Term Loan”) of $7.4 million, and deferred financing costs and other of $1.2 million. For the year ended December 31, 2020, net cash provided by financing activities consisted of cash proceeds of $1,228.7 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $900.0 million, and proceeds from catalyst financing arrangements of $51.9 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $83.0 million, net settlements of precious metal catalyst obligations of $8.8 million, distributions and dividends of $82.2 million, principal amortization payments of the PBF Rail Term Loan of $7.2 million, payments on finance leases of $12.4 million, taxes paid for net settlement of equity-based compensation of $2.1 million, repurchases of our common stock in connection with tax withholding obligations upon the vesting of certain restricted stock awards of $1.6 million and deferred financing costs and other of $0.5 million.

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
The cash flow activity of PBF LLC for the years ended December 31, 2021, 2020 and 2019 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net borrowings of $1.1 million, $0.1 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to an affiliate loan with PBF Energy, included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.

Capitalization
Our capital structure was comprised of the following as of December 31, 2021 (in millions):

December 31, 2021
Debt: (1)
PBF LLC debt
Affiliate note payable	$375.2
PBF Holding debt
2025 Senior Secured Notes	1,250.0
2028 Senior Notes	826.5
2025 Senior Notes	669.5
Revolving Credit Facility	900.0
Catalyst financing arrangements	58.4
PBF Holding debt	3,704.4
PBFX debt
PBFX 2023 Senior Notes	525.0
PBFX Revolving Credit Facility	100.0
PBFX debt	625.0
Unamortized deferred financing costs	(35.0)
Unamortized premium	1.4
Total PBF LLC debt, net of unamortized deferred financing costs and premium	4,671.0
Less: Affiliate note payable	(375.2)
Total PBF Energy debt, net of unamortized deferred financing costs and premium (2)	$4,295.8

Total PBF Energy Equity	$2,532.8
Total PBF Energy Capitalization (3)	$6,828.6
Total PBF Energy Debt to Capitalization Ratio	63%
_______________________________________________
(1) Refer to “Note 10 - Credit Facilities and Debt” and “Note 11 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) Excludes the PBF LLC affiliate note payable that is eliminated at the PBF Energy level.
(3) Total Capitalization refers to the sum of debt, excluding intercompany debt, plus total Equity.

2021 Debt Related Transactions
During the year ended December 31, 2021, we made a number of open market repurchases of our 2028 Senior Notes and our 2025 Senior Notes that resulted in the extinguishment of $173.5 million in principal of the 2028 Senior Notes and $55.5 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $146.8 million and we recognized a $79.9 million gain on the extinguishment of debt during the year ended December 31, 2021.We also made net repayments on the PBFX Revolving Credit Facility of $100.0 million and settled certain of our precious metal financing arrangements, resulting in a reduction to debt of approximately $31.7 million.

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
    Revolving Credit Facilities Overview
One of our primary sources of liquidity are borrowings available under our revolving credit facilities. As of December 31, 2021, PBF Energy had $1,341.5 million of cash and cash equivalents, a $900.0 million outstanding balance under the Revolving Credit Facility and $100.0 million outstanding under the PBFX Revolving Credit Facility. PBF LLC cash and cash equivalents totaled $1,339.8 million as of December 31, 2021.
We had available capacity under revolving credit facilities as follows at December 31, 2021 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2021	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$3,400.0	$900.0	$380.1	$3,400.0	May 2023
PBFX Revolving Credit Facility	500.0	100.0	3.5	396.5	July 2023
Total Credit Facilities	$3,900.0	$1,000.0	$383.6	$3,796.5
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
Additional Information on Indebtedness
Our debt, including our revolving credit facilities and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2021 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.

Liquidity
As of December 31, 2021, our operational liquidity was more than $2.4 billion ($2.3 billion as of December 31, 2020), which consists of $1.3 billion of cash, excluding cash held at PBFX, and more than $1.1 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand. In addition, as of December 31, 2021, PBFX had approximately $430.4 million of liquidity ($331.4 million as of December 31, 2020), including approximately $33.9 million in cash, and access to approximately $396.5 million under the PBFX Revolving Credit Facility.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact on our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and other cost saving measures. We remain committed to our plan in the current year with notable events within the past twelve months highlighted below:
•Extinguishment of $229.0 million of our 2028 Senior Notes and 2025 Senior Notes to date, which will result in annual cash interest savings of approximately $14.4 million.
•In October 2021, executed the Third Inventory Intermediation Agreement with J. Aron through 2024, covering certain crude oil, intermediate and finished products across our East Coast and Chalmette refineries;
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

•Implemented and/or continued various cost reduction and cash preservation initiatives, including a significant decrease in 2021 capital expenditures and reducing 2021 operating expenses driven by minimizing discretionary activities and third-party services; and

•Continued the temporary suspension of our quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet.

We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute reduction measures. We also remain committed to assessing other opportunities that could improve our liquidity, including by further reducing debt and/or potential sales of non-operating assets or other real property, although there can be no assurance that we will do so.
While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, we believe that the strategic actions we have taken, plus our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, and debt service requirements, for the next twelve months. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the impact that the COVID-19 pandemic is having on us and our industry is ongoing and unprecedented. The extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations and liquidity will depend largely on future developments, including the severity, location and duration of the pandemic and variants thereof, the effectiveness of the vaccine programs and other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As a result, we may require additional capital, and, from time to time, may pursue funding strategies in the capital markets or through private transactions to strengthen our liquidity and/or fund strategic initiatives. Such additional financing may not be available at favorable terms or at all.

We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our outstanding debt or stock or incur new liens.
Working Capital
PBF Energy’s working capital at December 31, 2021 was approximately $1,439.5 million, consisting of $5,199.2 million in total current assets and $3,759.7 million in total current liabilities. PBF Energy’s working capital at December 31, 2020 was $1,415.9 million, consisting of $3,867.4 million in total current assets and $2,451.5 million in total current liabilities. PBF LLC’s working capital at December 31, 2021 was approximately $1,385.6 million, consisting of $5,197.5 million in total current assets and $3,811.9 million in total current liabilities. PBF LLC’s working capital at December 31, 2020 was $1,374.1 million, consisting of $3,865.2 million in total current assets and $2,491.1 million in total current liabilities.
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
We currently have various crude supply agreements with terms through 2025 with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. We intend to either extend or replace the Third Inventory Intermediation Agreement prior to its expiration.

At December 31, 2021, the LIFO value of the J. Aron Products included within Inventories in our Consolidated Balance Sheets was $445.2 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Capital Spending
Capital spending was $395.7 million for the year ended December 31, 2021, which primarily included costs associated with safety related enhancements and facility improvements at our refineries, and approximately $8.6 million of capital expenditures related to PBFX. Our 2022 estimate for maintenance, environmental, regulatory and safety capital expenditures are estimated to remain in line with our historical average of $150.0 million to $200.0 million. For the first half of 2022, we expect to incur turnaround-related capital expenditures of approximately $200.0 million to $225.0 million primarily relating to turnarounds at our East and West Coast refineries. In addition, PBFX expects to spend an aggregate of approximately $20.0 million to $28.0 million in net capital expenditures during 2022.

Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2021 (in millions). The table below does not include any intercompany contractual obligations with PBFX as our related party transactions are eliminated upon consolidation of our financial statements.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
PBF Energy:
Credit facilities and debt (a)	$4,329.4	$58.4	$1,525.0	$1,919.5	$826.5
Interest payments on Credit facilities and debt	1,013.5	294.2	463.6	181.3	74.4
Leases and other rental-related commitments (b)	2,409.0	266.0	415.4	363.4	1,364.2
Purchase obligations (c)	20,237.8	8,239.8	11,359.1	400.4	238.5
Construction obligations	127.5	127.5	—	—	—
Environmental obligations (d)	163.6	14.9	29.5	16.6	102.6
Pension and post-retirement obligations (e)	330.3	26.1	33.4	33.5	237.3
Contingent consideration (f)	42.6	2.9	39.7	—	—
Total material cash requirements for PBF Energy	$28,653.7	$9,029.8	$13,865.7	$2,914.7	$2,843.5
Adjustments for PBF LLC:
Add: Affiliate Note Payable (g)	375.2	—	—	—	375.2
Total material cash requirements for PBF LLC	$29,028.9	$9,029.8	$13,865.7	$2,914.7	$3,218.7
___________________________
(a)    Credit facilities and debt
Credit facilities and debt represent (i) the repayment of the outstanding borrowings under the Revolving Credit Facility; (ii) the repayment of indebtedness incurred in connection with the 2025 Senior Secured Notes, 2028 Senior Notes and 2025 Senior Notes; (iii) the repayment of our catalyst financing obligations on their maturity dates; and (iv) the repayment of outstanding amounts under the PBFX Revolving Credit Facility and the PBFX 2023 Senior Notes. With the exception of our catalyst financing obligations, we have no debt maturing before 2023 as of December 31, 2021.
Refer to “Note 10 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(b)    Leases and other rental-related commitments
Operating and Finance lease obligations include options to extend terms that are reasonably certain of being exercised. We have entered into certain agreements for the supply of hydrogen that contain both lease and non-lease components. The table above also includes such non-lease components of these agreements. See “Note 15 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
We also enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Leases and other rental-related commitments in the table above.

(c)    Purchase obligations
We have obligations to repurchase the J. Aron Products under the Third Inventory Intermediation Agreement with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 6 - Inventories” and “Note 9 - Accrued Expenses” of our Notes to Consolidated Financial Statements. Additionally, purchase obligations include commitments to purchase crude oil from certain counterparties under supply agreements, contracts for the transportation of crude oil and supply of hydrogen, nitrogen, oxygen, chemicals, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, contracts for pipeline capacity, and forward purchase commitments to acquire AB 32, RINs or LCFS credits from third parties.
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
(f)    Contingent Consideration
Contingent consideration includes our obligations to pay certain contractual earn-outs entered into as part of acquisitions. Our earn-out obligation related to the Martinez Acquisition includes the estimated undiscounted Contingent Consideration amounts payable to Shell Oil Products related to the annual earn-out payments through 2023. Our earn-out obligation related to the East Coast Storage Assets Acquisition and our amount payable to Crown Point relates to our year one earn-out obligation payable in 2022 with no future estimated earn-out obligations for years thereafter.
(g)    Affiliate Note Payable
As described in “Note 11 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements, as of December 31, 2021, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $375.2 million. The note has an interest rate of 2.5% and matures in April 2030, but may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium. This affiliate note payable is a cash obligation of PBF LLC only and eliminates in consolidation for PBF Energy.
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
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2021 the replacement value of inventories exceeded the LIFO carrying value. At December 31, 2020, market values had fallen below historical LIFO inventory costs and, as a result, we recorded an LCM or market inventory valuation reserve of $669.6 million. The LCM or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the LCM or market inventory valuation reserve be increased.
Environmental Matters
Liabilities for future clean-up costs are recorded when environmental assessments and/or clean-up efforts are probable and the costs can be reasonably estimated. Other than for periodic assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties. While we believe that our current estimates of the amounts and timing of the costs related to the remediation of these liabilities are reasonable, we have had limited prior exposure to certain of these environmental obligations due to our short operating history with certain of our assets. It is possible that our estimates of the costs and duration of the environmental remediation activities related to these liabilities could materially change.

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

Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment on a continual basis and reassess the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. These possible triggering events of impairment may impact our assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. Cash flows for long-lived assets/asset groups are determined at the lowest level for which identifiable cash flows exist. The cash flows from the refinery asset groups are evaluated individually regardless of product mix or fuel type produced. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. Our assumptions incorporate inherent uncertainties that are at times difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the estimated assumptions used.
Income Taxes and Tax Receivable Agreement
As a result of PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, it expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting its taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that it is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $141.2 million as of December 31, 2021.
Deferred taxes are calculated using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the Consolidated Statements of Operations. As a result of management’s assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets as of December 31, 2021, a valuation allowance of $308.5 million was recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future taxable income. As a result of the valuation allowance, the liability associated with the Tax Receivable Agreement was $48.3 million as of December 31, 2021.

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

The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant reduction in demand for our refined products and abnormal volatility in oil commodity prices. Demand for and market prices of most of our products started to recover following the lifting or easing of these restrictions by many governmental authorities and the distribution of the COVID-19 vaccines at the beginning of 2021.
At December 31, 2021 and December 31, 2020, we had gross open commodity derivative contracts representing 42.1 million barrels and 10.0 million barrels, respectively, with an unrealized net loss of $12.0 million and unrealized net loss of $3.0 million, respectively. The open commodity derivative contracts as of December 31, 2021 expire at various times during 2022 and 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.2 million barrels and 28.2 million barrels at December 31, 2021 and December 31, 2020, respectively. The average cost of our hydrocarbon inventories was approximately $78.29 and $78.64 per barrel on a LIFO basis at December 31, 2021 and December 31, 2020, respectively. The December 31, 2020 results exclude the net impact of an LCM inventory adjustment of approximately $669.6 million, whereas at December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 75 million and 95 million MMBTUs of natural gas amongst our six refineries as of December 31, 2021. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.
Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy.
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted AB 32, which further reduces greenhouse gas emission targets to 40% below 1990 levels by 2030. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. For certain of these contracts, we elect the normal purchase normal sale exception under ASC 815, Derivatives and Hedging for such instruments, and therefore do not record these contracts at their fair value.

Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2021, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.6 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. At December 31, 2021, PBFX had $100.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $4.0 million annually.
We also have interest rate exposure in connection with our Third Inventory Intermediation Agreement under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the years ended December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of our revenues (approximately 15% and 13%, respectively). For the year ended December 31, 2019, no single customer accounted for 10% or more of our revenues.
As of December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately and 26% and 16%, respectively).
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
Management assessed the effectiveness of PBF Energy’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2021, PBF Energy’s internal control over financial reporting is effective.
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
Management assessed the effectiveness of PBF LLC’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2021, PBF LLC’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of PBF Energy’s internal control over financial reporting, which is on page F-6 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect PBF Energy’s or PBF LLC’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2022 Proxy Statement, incorporated herein by reference.
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
See also Information About Our Executive Officers under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2022 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be contained in our 2022 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2022 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in our 2022 Proxy Statement, incorporated herein by reference.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

2.1†	Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 11, 2019 (File No. 001-35764)).

2.2
Amendment No. 1 dated February 1, 2020 to Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated February 6, 2020 (File No. 001-35764)).

3.1	Amended and Restated Certificate of Incorporation of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

3.2	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764)).

4.1	Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.25% Senior Notes due 2025 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.3	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.4	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (7.25% Senior Notes due 2025) (incorporated by reference to Exhibit 4.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.5	Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and form of 6.875% Senior Notes due 2023 (included as Exhibit A) (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

4.6	Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1.1 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 22, 2016).

4.7	Second Supplemental Indenture dated as of June 28, 2016, among PBF Logistics Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

4.8	Third Supplemental Indenture dated as of October 24, 2016, among Torrance Valley Pipeline Company LLC, PBFX Operating Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 24, 2017).

4.9	Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

4.10	Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).

4.11	Sixth Supplemental Indenture dated as of September 11, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

4.12	Seventh Supplemental Indenture dated as of October 25, 2018, among CPI Operations LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36446) filed on May 1, 2019).

4.13	Eighth Supplemental Indenture dated March 4, 2020, among PBFX Ace Holdings LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-36446)).

4.14	Indenture dated as of May 13, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and form of 9.25% Senior Secured Notes due 2025 (included as exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

4.15	Supplemental Indenture dated December 21, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent (9.25% Senior Secured Notes due 2025) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 22, 2020 (File No. 001-35764)).

4.16	Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

4.17	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.18 of PBF Energy Inc’s Annual Report on Form 10-K (File No. 001-35764) filed on February 18, 2021).

10.1**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.2**	Form of PBF Energy Inc. Performance Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.3**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764)).

10.4**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.5**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.6**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.7**	Form of PBF Energy Performance Share Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.8**	Form of PBF Energy Performance Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.9**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.10**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.11**	Form of Amended and Restated Restricted Stock Agreement for Employees, under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.12	Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.13	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.14	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.15	Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.16	Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.17	Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.18	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764)).

10.19	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

10.20	Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.21	Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.22	Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.23	Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.24†	Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2021 (File No. 001-35764)).

10.25	Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.26	Amendment to Amended and Restated Delaware City Rail Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.27	Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.28	Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764)).

10.29	Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446)).

10.30	Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.31	Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.32	Amended and Restated Guaranty of Collection, dated as of October 6, 2017 (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 6, 2017).

10.33	Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection (incorporated by reference to Exhibit 10.8.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764)).

10.34	Amended and Restated Revolving Credit Agreement dated as of July 30, 2018, among PBF Logistics LP, the lender party hereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 2, 2018 (File No. 001-35764)).

10.35	Joinder Agreement dated as of September 7, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.36	Joinder Agreement dated May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446)).

10.37	Joinder Agreement to the ABL Security Agreement dated as of February 1, 2020, among Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.38	Joinder Agreement to the Credit Agreement dated as of February 1, 2020, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.39	Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference to Exhibit 3.1 filed with PBF Logistics LP’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-36446)).

10.40	Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.41	Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446)).

10.42	Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.43	Exchange Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.44	Tax Receivable Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.45	Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.46	Form of Indemnification Agreement between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.47**	PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446)).

10.48**	Form of Phantom Unit Agreement for Employees, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024)).

10.49**	Form of Phantom Unit Agreement for Non-Employee Directors, under the PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended originally filed on April 22, 2014 (File No. 333-195024)).

10.50	Form of Indemnification Agreement between PBF Logistics LP, PBF Logistics GP LLC and each of the executive officers and directors of PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 10.11 filed with PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024)).

10.51**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.52**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.53**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.54**	Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.55**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Energy and PBF Energy Company LLC.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*(1)	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*(1)	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Accounting Policy and Estimate – Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles – refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. During 2021, business conditions related to demand for the company’s products and reduced throughput levels as well as increasing environmental regulation were assessed as possible triggering events. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use, early retirement or disposition. When events or changes in circumstances exist, the Company evaluates its long-lived assets for impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted cash flows expected to result for the use of the assets over their remaining useful life. If the carrying amount of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the fair value of the asset. The Company makes significant assumptions to evaluate long-lived assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the long- lived assets. For the year ended December 31, 2021, no impairment loss related to long-lived assets has been recognized.
We identified the determination of possible triggering events for long-lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. This required a high degree of auditor judgement.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to impairment indicators for long-lived assets included the following, among others:
•We tested the effectiveness of controls over the identification of possible circumstances that may indicate that the carrying amounts of long-lived assets are no longer recoverable, including controls over management’s useful life, throughput levels, gross margin, operating expenses and future levels of capital expenditures assumptions
•We compared management’s evaluation of potential impairment indicators to our independent expectation by:
◦We performed searches for adverse general market and asset-specific environmental condition.
◦We inquired of Management about the impact of macro-economic impacts of the pandemic, the pace of decarbonization and the energy transition, and new environmental regulations on the Company’s forecasting of future cash flows, refining margins, future levels of capital expenditure and estimated useful lives.
◦We inspected minutes of the board of directors, the Company’s public statements, operating plans, and market reports to identify any evidence that may contradict management’s assumptions.
◦We read relevant rules and regulations issued by federal, state and local regulatory bodies, including staff reports, resolutions, other third-party filings, and other publicly available information to assess future levels of sustained capital expenditure and impact to future refinery throughput.
•With the assistance of Environmental Specialists, we performed a public domain search to assess the impact of environmental regulatory laws on the company’s operations.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 17, 2022

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Inc., the Managing Member of PBF Energy Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Company LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Critical Accounting Policy and Estimate – Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles – refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. During 2021, business conditions related to demand for the company’s products and reduced throughput levels as well as increasing environmental regulation were assessed as possible triggering events. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use, early retirement or disposition. When events or changes in circumstances exist, the Company evaluates its long-lived assets for impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted cash flows expected to result for the use of the assets over their remaining useful life. If the carrying amount of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the fair value of the asset. The Company makes significant assumptions to evaluate long-lived assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the long- lived assets. For the year ended December 31, 2021, no impairment loss related to long-lived assets has been recognized.

We identified the determination of possible triggering events for long-lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. This required a high degree of auditor judgement.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to impairment indicators for long-lived assets included the following, among others:
•We tested the effectiveness of controls over the identification of possible circumstances that may indicate that the carrying amounts of long-lived assets are no longer recoverable, including controls over management’s useful life, throughput levels, gross margin, operating expenses and future levels of capital expenditures assumptions.
•We compared management’s evaluation of potential impairment indicators to our independent expectation by:
◦We performed searches for adverse general market and asset-specific environmental conditions
◦We inquired of Management about the impact of macro-economic impacts of the pandemic, the pace of decarbonization and the energy transition, and new environmental regulations on the Company’s forecasting of future cash flows, refining margins, future levels of capital expenditure and estimated useful lives.
◦We inspected minutes of the board of directors, the Company’s public statements, operating plans, and market reports to identify any evidence that may contradict management’s assumptions
◦We read relevant rules and regulations issued by federal, state and local regulatory bodies, including staff reports, resolutions, other third-party filings, and other publicly available information to assess future levels of sustained capital expenditure and impact to future refinery throughput.
•With the assistance of Environmental Specialists, we performed a public domain search to assess the impact of environmental regulatory laws on the company’s operations.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 17, 2022

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 17, 2022

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (PBFX $33.9 and $36.3, respectively)	$1,341.5	$1,609.5
Accounts receivable	1,277.6	512.9
Inventories	2,505.1	1,686.2
Prepaid and other current assets	75.0	58.8
Total current assets	5,199.2	3,867.4
Property, plant and equipment, net (PBFX: $787.3 and $820.2, respectively)	4,902.2	4,843.3
Lease right of use assets	717.1	916.9
Deferred charges and other assets, net	822.9	872.2
Total assets	$11,641.4	$10,499.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$911.7	$407.0
Accrued expenses	2,740.4	1,911.5
Deferred revenue	42.7	47.2
Current operating lease liabilities	64.9	78.4
Current debt	—	7.4
Total current liabilities	3,759.7	2,451.5
Long-term debt (PBFX: $622.5 and $720.8, respectively)	4,295.8	4,653.6
Payable to related parties pursuant to Tax Receivable Agreement	48.3	—
Deferred tax liabilities	111.4	99.6
Long-term operating lease liabilities	570.4	756.0
Long-term financing lease liabilities	70.6	68.3
Other long-term liabilities	252.4	268.5
Total liabilities	9,108.6	8,297.5
Commitments and contingencies (Note 14)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,319,577 shares outstanding at December 31, 2021, 120,101,641 shares outstanding at December 31, 2020	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 15 shares outstanding at December 31, 2021, 16 shares outstanding at December 31, 2020	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2021 and December 31, 2020	—	—
Treasury stock, at cost, 6,676,809 shares outstanding at December 31, 2021 and 6,549,449 shares outstanding at December 31, 2020	(169.1)	(167.3)
Additional paid in capital	2,874.0	2,846.2
Retained earnings (accumulated deficit)	(796.1)	(1,027.1)
Accumulated other comprehensive income (loss)	17.3	(9.1)
Total PBF Energy Inc. equity	1,926.2	1,642.8
Noncontrolling interest	606.6	559.5
Total equity	2,532.8	2,202.3
Total liabilities and equity	$11,641.4	$10,499.8
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$27,253.4	$15,115.9	$24,508.2

Cost and expenses:
Cost of products and other	23,826.8	14,275.6	21,387.5
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,085.9	1,918.3	1,782.3
Depreciation and amortization expense	453.5	551.7	425.3
Cost of sales	26,366.2	16,745.6	23,595.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	247.3	248.5	284.0
Depreciation and amortization expense	13.3	11.3	10.8
Change in fair value of contingent consideration	32.4	(93.7)	(0.8)
Impairment expense	—	98.8	—
Gain on sale of assets	(3.0)	(477.8)	(29.9)
Total cost and expenses	26,656.2	16,532.7	23,859.2

Income (loss) from operations	597.2	(1,416.8)	649.0

Other income (expense):
Interest expense, net	(317.5)	(258.2)	(159.6)
Change in Tax Receivable Agreement liability	(48.3)	373.5	—
Change in fair value of catalyst obligations	8.5	(11.8)	(9.7)
Gain (loss) on extinguishment of debt	79.9	(22.2)	—
Other non-service components of net periodic benefit cost	7.8	4.3	(0.2)
Income (loss) before income taxes	327.6	(1,331.2)	479.5
Income tax expense	12.1	2.1	104.3
Net income (loss)	315.5	(1,333.3)	375.2
Less: net income attributable to noncontrolling interests	84.5	59.1	55.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$231.0	$(1,392.4)	$319.4

Weighted-average shares of Class A common stock outstanding
Basic	120,240,009	119,617,998	119,887,646
Diluted	122,638,154	120,660,665	121,853,299
Net income (loss) available to Class A common stock per share:
Basic	$1.92	$(11.64)	$2.66
Diluted	$1.90	$(11.64)	$2.64
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$315.5	$(1,333.3)	$375.2
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.7)	(0.1)	0.4
Net gain (loss) on pension and other post-retirement benefits	27.1	(0.7)	13.8
Total other comprehensive income (loss)	26.4	(0.8)	14.2
Comprehensive income (loss)	341.9	(1,334.1)	389.4
Less: comprehensive income attributable to noncontrolling interests	84.5	59.1	55.9
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$257.4	$(1,393.2)	$333.5
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2019	119,874,191	$0.1	20	$—	$2,633.8	$225.8	$(22.4)	6,274,261	$(160.8)	$572.0	$3,248.5
Comprehensive income	—	—	—	—	—	319.4	14.1	—	—	55.9	389.4
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(64.1)	(64.1)
Stock-based compensation	—	—	—	—	27.2	—	—	—	—	6.8	34.0
Transactions in connection with stock-based compensation plans	71,306	—	—	—	(4.3)	—	—	—	—	(0.2)	(4.5)
Dividends ($1.20 per common share)	—	—	—	—	—	(143.8)	—	—	—	—	(143.8)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	10,000	—	—	—	—	—	—	—	—	—	—
Issuance of additional PBFX common units	—	—	—	—	152.0	—	—	—	—	(19.5)	132.5
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	—	—	—	—	(1.3)	—	—	—	—	—	(1.3)
Treasury stock purchases	(150,526)	—	—	—	4.9	—	—	150,526	(4.9)	—	—
Other	—	—	—	—	—	(0.2)	—	—	—	(1.8)	(2.0)
Balance, December 31, 2019	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5
Comprehensive income (loss)	—	—	—	—	—	(1,392.4)	(0.8)	—	—	59.1	(1,334.1)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(46.8)	(46.8)
Stock-based compensation	—	—	—	—	28.2	—	—	—	—	4.9	33.1
Transactions in connection with stock-based compensation plans	166,685	—	—	—	(1.0)	—	—	—	—	(0.9)	(1.9)
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(2.1)	—	—	—	—	—	(2.1)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	254,647	—	(4)	—	2.3	—	—	—	—	(2.3)	—
Treasury stock purchases	(124,662)	—	—	—	1.6	—	—	124,662	(1.6)	—	—
Other	—	—	—	—	4.9	—	—	—	—	—	4.9
Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3
Comprehensive income	—	—	—	—	—	231.0	26.4	—	—	84.5	341.9
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(40.0)	(40.0)
Stock-based compensation	—	—	—	—	23.9	—	—	—	—	5.3	29.2
Transactions in connection with stock-based compensation plans	234,739	—	—	—	(1.1)	—	—	—	—	(1.6)	(2.7)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	110,557	—	(1)	—	0.4	—	—	—	—	(0.4)	—
Treasury stock purchases	(127,360)	—	—	—	1.8	—	—	127,360	(1.8)	—	—
Other	—	—	—	—	2.8	—	—	—	—	(0.7)	2.1
Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$315.5	$(1,333.3)	$375.2
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	483.8	581.1	447.5
Impairment expense	—	98.8	—
Stock-based compensation	35.6	34.2	37.3
Change in fair value of catalyst obligations	(8.5)	11.8	9.7
Deferred income taxes	11.7	1.6	103.7
Change in Tax Receivable Agreement liability	48.3	(373.5)	—
Non-cash change in inventory repurchase obligations	(8.4)	(12.6)	25.4
Non-cash lower of cost or market inventory adjustment	(669.6)	268.0	(250.2)
Change in fair value of contingent consideration	32.4	(93.7)	(0.8)
(Gain) loss on extinguishment of debt	(79.9)	22.2	—
Pension and other post-retirement benefit costs	50.8	55.7	44.8
Gain on sale of assets	(3.0)	(477.8)	(29.9)

Changes in operating assets and liabilities:
Accounts receivable	(764.7)	322.1	(116.1)
Inventories	(149.3)	392.2	(6.3)
Prepaid and other current assets	(16.2)	(1.8)	2.7
Accounts payable	480.7	(206.6)	137.5
Accrued expenses	797.9	116.0	208.1
Deferred revenue	(4.5)	27.1	0.1
Other assets and liabilities	(75.3)	(63.1)	(55.2)
Net cash provided by (used in) operating activities	$477.3	$(631.6)	$933.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(249.1)	(196.2)	(404.9)
Expenditures for deferred turnaround costs	(117.7)	(188.1)	(299.3)
Expenditures for other assets	(28.9)	(9.1)	(44.7)
Acquisition of Martinez refinery	—	(1,176.2)	—
Proceeds from sale of assets	7.2	543.1	36.3
Net cash used in investing activities	$(388.5)	$(1,026.5)	$(712.6)
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2021	2020	2019
Net proceeds from issuance of PBFX common units	—	—	132.5
Dividend payments	—	(35.9)	(143.5)
Distributions to PBFX public unitholders	(39.0)	(45.9)	(62.5)
Distributions to PBF Energy Company LLC members other than PBF Energy	—	(0.4)	(3.2)
Distribution to T&M and Collins shareholders	(0.7)	—	—
Proceeds from 2025 9.25% Senior Secured Notes	—	1,250.6	—
Proceeds from 2028 6.00% Senior Notes	—	1,000.0	—
Repurchase of 2028 6.00% Senior Notes	(109.3)	—	—
Repurchase of 2025 7.25% Senior Notes	(37.5)	—	—
Redemption of 2023 7.00% Senior Notes	—	(517.5)	—
Proceeds from revolver borrowings	—	1,450.0	1,350.0
Repayments of revolver borrowings	—	(550.0)	(1,350.0)
Proceeds from PBFX revolver borrowings	—	100.0	228.0
Repayments of PBFX revolver borrowings	(100.0)	(183.0)	(101.0)
Repayments of PBF Rail Term Loan	(7.4)	(7.2)	(7.0)
Deferred payment for the East Coast Storage Assets Acquisition	—	—	(32.0)
Settlements of precious metal catalyst obligations	(31.7)	(8.8)	(6.5)
Proceeds from catalyst financing arrangements	—	51.9	—
Payments on financing leases	(17.8)	(12.4)	—
Taxes paid for net settlement of equity-based compensation	—	(2.1)	(4.8)
Payments of contingent consideration	(12.2)	—	—
Purchases of treasury stock	—	(1.6)	(4.9)
Deferred financing costs and other	(1.2)	(35.0)	1.6
Net cash (used in) provided by financing activities	$(356.8)	$2,452.7	$(3.3)

Net change in cash and cash equivalents	(268.0)	794.6	217.6
Cash and cash equivalents, beginning of period	1,609.5	814.9	597.3
Cash and cash equivalents, end of period	$1,341.5	$1,609.5	$814.9

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$104.0	$32.1	$37.2
Assets acquired or remeasured under operating and financing leases	(106.6)	702.0	434.9
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3	—
Cash paid during year for:
Interest, net of capitalized interest of $9.1, $12.6 and $18.1 in 2021, 2020 and 2019, respectively	$307.0	$206.9	$154.0
Income taxes	5.7	2.1	2.7

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit and per unit data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $33.9 and $36.3, respectively)	$1,339.8	$1,607.3
Accounts receivable	1,277.6	512.9
Inventories	2,505.1	1,686.2
Prepaid and other current assets	75.0	58.8
Total current assets	5,197.5	3,865.2

Property, plant and equipment, net (PBFX: $787.3 and $820.2, respectively)	4,902.2	4,843.3
Lease right of use assets	717.1	916.9
Deferred charges and other assets, net	822.9	872.3
Total assets	$11,639.7	$10,497.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$911.7	$406.9
Accrued expenses	2,792.6	1,951.2
Deferred revenue	42.7	47.2
Current operating lease liabilities	64.9	78.4
Current debt	—	7.4
Total current liabilities	3,811.9	2,491.1

Long-term debt (PBFX: $622.5 and $720.8, respectively)	4,295.8	4,653.6
Affiliate note payable	375.2	376.3
Deferred tax liabilities	24.2	38.7
Long-term operating lease liabilities	570.4	756.0
Long-term financing lease liabilities	70.6	68.3
Other long-term liabilities	252.4	268.5
Total liabilities	9,400.5	8,652.5
Commitments and contingencies (Note 14)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 927,990 and 970,647 issued and outstanding at December 31, 2021 and 2020, no par or stated value	17.6	17.6
Series C Units, 120,340,808 and 120,122,872 issued and outstanding at December 31, 2021 and 2020, no par or stated value	2,245.0	2,220.3
Treasury stock, at cost	(169.1)	(167.3)
Retained earnings (accumulated deficit)	(390.9)	(690.5)
Accumulated other comprehensive income (loss)	20.3	(6.1)
Total PBF Energy Company LLC equity	1,722.9	1,374.0
Noncontrolling interest	511.2	466.1
Total equity	2,234.1	1,840.1
Total liabilities, Series B units and equity	$11,639.7	$10,497.7

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues	$27,253.4	$15,115.9	$24,508.2

Cost and expenses:
Cost of products and other	23,826.8	14,275.6	21,387.5
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,085.9	1,918.3	1,782.3
Depreciation and amortization expense	453.5	551.7	425.3
Cost of sales	26,366.2	16,745.6	23,595.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	245.2	247.7	282.3
Depreciation and amortization expense	13.3	11.3	10.8
Change in fair value of contingent consideration	32.4	(93.7)	(0.8)
Impairment expense	—	98.8	—
Gain on sale of assets	(3.0)	(477.8)	(29.9)
Total cost and expenses	26,654.1	16,531.9	23,857.5

Income (loss) from operations	599.3	(1,416.0)	650.7

Other income (expense):
Interest expense, net	(327.8)	(268.5)	(169.1)
Change in fair value of catalyst obligations	8.5	(11.8)	(9.7)
Gain (loss) on extinguishment of debt	79.9	(22.2)	—
Other non-service components of net periodic benefit cost	7.8	4.3	(0.2)
Income (loss) before income taxes	367.7	(1,714.2)	471.7
Income tax (benefit) expense	(14.0)	6.1	(8.3)
Net income (loss)	381.7	(1,720.3)	480.0
Less: net income attributable to noncontrolling interests	82.1	76.2	51.5
Net income (loss) attributable to PBF Energy Company LLC	$299.6	$(1,796.5)	$428.5

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$381.7	$(1,720.3)	$480.0
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.7)	(0.1)	0.4
Net gain on pension and other post-retirement benefits	27.1	3.7	13.8
Total other comprehensive income	26.4	3.6	14.2
Comprehensive income (loss)	408.1	(1,716.7)	494.2
Less: comprehensive income attributable to noncontrolling interests	82.1	76.2	51.5
Comprehensive income (loss) attributable to PBF Energy Company LLC	$326.0	$(1,792.9)	$442.7

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, January 1, 2019	1,206,325	$20.2	119,895,422	$2,009.8	$(23.9)	$914.3	$459.8	$(160.8)	$3,219.4
Comprehensive income	—	—	—	—	14.2	428.5	51.5	—	494.2
Exchange of Series A units for PBF Energy Class A common stock	(10,000)	(0.1)	10,000	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	(200.4)	(64.1)	—	(264.5)
Issuance of additional PBFX common units	—		—	152.0	—	—	(19.5)	—	132.5
Stock-based compensation	—	—	—	27.2	—	—	6.8	—	34.0
Transactions in connection with stock-based compensation plans	18,992	(0.1)	71,306	(4.6)	—	—	—	—	(4.7)
Treasury stock purchases	—	—	(150,526)	4.9	—	—	—	(4.9)	—
Other	—	—	—	—	—	—	(1.8)	—	(1.8)
Balance, December 31, 2019	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1
Comprehensive income (loss)	—	—	—	—	3.6	(1,796.5)	76.2	—	(1,716.7)
Exchange of Series A units for PBF Energy Class A common stock	(254,647)	(2.3)	254,647	2.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(46.8)	—	(83.1)
Stock-based compensation	—	—	—	28.2	—	—	4.9	—	33.1
Transactions in connection with stock-based compensation plans	9,977	(0.1)	166,685	(1.2)	—	—	—	—	(1.3)
Treasury stock purchases	—	—	(124,662)	1.6	—	—	—	(1.6)	—
Other	—	—	—	—	—	(0.1)	(0.9)	—	(1.0)
Balance, December 31, 2020	970,647	$17.6	120,122,872	$2,220.3	$(6.1)	$(690.5)	$466.1	$(167.3)	$1,840.1

Comprehensive income	—	—	—	—	26.4	299.6	82.1	—	408.1
Exchange of Series A units for PBF Energy Class A common stock	(110,557)	(0.4)	110,557	0.4	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	—	23.9	—	—	5.3	—	29.2
Transactions in connection with stock-based compensation plans	67,900	0.4	234,739	(1.4)	—	—	(1.6)	—	(2.6)
Treasury stock purchases	—	—	(127,360)	1.8	—	—	—	(1.8)	—
Other	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, December 31, 2021	927,990	$17.6	120,340,808	$2,245.0	$20.3	$(390.9)	$511.2	$(169.1)	$2,234.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$381.7	$(1,720.3)	$480.0
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	483.8	581.1	447.5
Impairment expense	—	98.8	—
Stock-based compensation	35.6	34.2	37.3
Change in fair value of catalyst obligations	(8.5)	11.8	9.7
Deferred income taxes	(14.5)	7.3	(8.8)
Non-cash change in inventory repurchase obligations	(8.4)	(12.6)	25.4
Non-cash lower of cost or market inventory adjustment	(669.6)	268.0	(250.2)
Change in fair value of contingent consideration	32.4	(93.7)	(0.8)
(Gain) loss on extinguishment of debt	(79.9)	22.2	—
Pension and other post-retirement benefit costs	50.8	55.7	44.8
Gain on sale of assets	(3.0)	(477.8)	(29.9)

Changes in operating assets and liabilities:
Accounts receivable	(764.7)	321.0	(115.1)
Inventories	(149.3)	392.2	(6.3)
Prepaid and other current assets	(16.2)	(1.8)	2.2
Accounts payable	480.7	(206.6)	137.5
Accrued expenses	810.6	124.9	219.5
Deferred revenue	(4.5)	27.1	0.1
Other assets and liabilities	(75.3)	(63.7)	(56.0)
Net cash provided by (used in) operating activities	$481.7	$(632.2)	$936.9

Cash flows from investing activities:
Expenditures for property, plant and equipment	(249.1)	(196.2)	(404.9)
Expenditures for deferred turnaround costs	(117.7)	(188.1)	(299.3)
Expenditures for other assets	(28.9)	(9.1)	(44.7)
Acquisition of Martinez refinery	—	(1,176.2)	—
Proceeds from sale of assets	7.2	543.1	36.3
Net cash used in investing activities	$(388.5)	$(1,026.5)	$(712.6)
See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2021	2020	2019
Proceeds from issuance of PBF LLC Series C units	$—	$—	$—
Net proceeds from issuance of PBFX common units	—	—	132.5
Distributions to PBF Energy Company LLC members	—	(36.3)	(146.7)
Distributions to PBFX public unitholders	(39.0)	(45.9)	(62.5)
Distribution to T&M and Collins shareholders	(0.7)	—	—
Proceeds from 2025 9.25% Senior Secured Notes	—	1,250.6	—
Proceeds from 2028 6.00% Senior Notes	—	1,000.0	—
Repurchase of 2028 6.00% Senior Notes	(109.3)	—	—
Repurchase of 2025 7.25% Senior Notes	(37.5)	—	—
Redemption of 2023 7.00% Senior Notes	—	(517.5)	—
Proceeds from revolver borrowings	—	1,450.0	1,350.0
Repayments of revolver borrowings	—	(550.0)	(1,350.0)
Repayments of PBF Rail Term Loan	(7.4)	(7.2)	(7.0)
Proceeds from PBFX revolver borrowings	—	100.0	228.0
Repayments of PBFX revolver borrowings	(100.0)	(183.0)	(101.0)
Affiliate note payable with PBF Energy Inc.	(1.1)	(0.1)	(3.1)
Deferred payment for the East Coast Storage Assets Acquisition	—	—	(32.0)
Settlement of precious metal catalyst obligations	(31.7)	(8.8)	(6.5)
Proceeds from catalyst financing arrangements	—	51.9	—
Payments on financing leases	(17.8)	(12.4)	—
Taxes paid for net settlement of equity-based compensation	—	(2.1)	(4.8)
Payments of contingent consideration	(12.2)	—	—
Purchases of treasury stock	—	(1.6)	(4.9)
Deferred financing costs and other	(4.0)	(35.3)	1.4
Net cash (used in) provided by financing activities	$(360.7)	$2,452.3	$(6.6)

Net change in cash and cash equivalents	(267.5)	793.6	217.7
Cash and cash equivalents, beginning of period	1,607.3	813.7	596.0
Cash and cash equivalents, end of period	$1,339.8	$1,607.3	$813.7

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$104.0	$32.1	$37.2
Assets acquired or remeasured under operating and financing leases	(106.6)	702.0	434.9
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3	—
Cash paid during year for:
Interest, net of capitalized interest of $9.1, $12.6 and $18.1 in 2021, 2020 and 2019, respectively	$307.0	$206.9	$154.0
Income taxes	2.1	1.0	1.2

See notes to consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF Energy Company LLC (“PBF LLC”), with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 17 - Noncontrolling Interests”).
PBF Energy holds a 99.2% economic interest in PBF LLC as of December 31, 2021 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.
As of December 31, 2021, PBF LLC also held a 47.9% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 3 - PBF Logistics LP”). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly owned by PBF LLC. PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 17 - Noncontrolling Interests”). Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of the Notes to Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products and are aggregated into the Refining segment. PBFX operates logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. The Logistics segment consists solely of PBFX’s operations.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the coronavirus (“COVID-19”) pandemic, and variants thereof, and related adverse impact on economic and commercial activity resulted in a significant reduction in demand for refined petroleum and petrochemical products starting in the first quarter of 2020. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position. Demand for these products, however, started to recover throughout the year ended December 31, 2021 in connection with the lifting or easing of restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures. The Company has adjusted throughput rates across its entire refining system to correlate with the gradual increases in demand, while still running below historic levels.
It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration and severity of the pandemic and variants thereof, particularly within the geographic areas where the Company operates, the effectiveness of vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.

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
Reclassification
As of December 31, 2021, Transactions in connection with stock-based compensation plans, previously disclosed as either Exercise of warrants and options or Taxes paid for net settlement of equity-based compensation, in the Consolidated Statements of Changes in Equity, are now disclosed together within one line item in the Consolidated Statements of Changes in Equity. Certain of these amounts previously reported in the Company's Consolidated Financial Statements and the respective notes for prior periods have been reclassified to conform to the 2021 presentation.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use, early retirement or disposition. Cash flows for long-lived assets/asset groups are determined at the lowest level for which identifiable cash flows exist. The cash flows from the refinery asset groups are evaluated individually regardless of product mix or fuel type produced. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. The Company’s assumptions incorporate inherent uncertainties that are at times difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the estimated assumptions used.

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
Concentrations of Credit Risk
For the year ended December 31, 2021 and December 31, 2020, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 15% and 13%, respectively). For the year ended December 31, 2019 no single customer amounted to greater than or equal to 10% of the Company’s revenues.
As of December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 26% and 16%, respectively).
Revenue Recognition
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 20 - Revenues” for further discussion of the Company’s revenue recognition policy.
Accounts Receivable
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
RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the the renewable fuel standard implemented by Environmental Protection Agency (“EPA”), which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “Renewable Fuel Standard”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”), which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $141.2 million as of December 31, 2021.
Deferred taxes are calculated using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. PBF Energy recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the Consolidated Statements of Operations. As a result of management’s assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets as of December 31, 2021, a valuation allowance of $308.5 million was recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future taxable income. As a result of the valuation allowance, the liability associated with the Tax Receivable Agreement was $48.3 million as of December 31, 2021.
The Federal tax returns for all years since 2018 and state tax returns for all years since 2016 (see “Note 21 - Income Taxes”) are subject to examination by the respective tax authorities.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly-traded MLP that owns and operates crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of December 31, 2021, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding Company LLC (“PBF Holding”), a wholly owned subsidiary of PBF LLC, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
As of December 31, 2021, PBF LLC held a 47.9% limited partner interest in PBFX (consisting of 29,953,631 common units), with the remaining 52.1% limited partner interest held by the public unitholders.

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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the $1.0 billion in aggregate principal amount of 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”), and borrowings under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”).
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
_________________________
(a) The Martinez Acquisition included an obligation for the Company to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the Martinez Contingent Consideration based on its estimated fair value of $77.3 million at the acquisition date, which was recorded within “Other long-term liabilities” within the Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Consolidated Statements of Operations.

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
(b) Current financing lease liabilities are recorded in Accrued expenses within the Consolidated Balance Sheets.

The Company’s Consolidated Financial Statements for the year ended December 31, 2021 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition whereas the same period in 2020 includes the results of operations of such assets from the date of the Martinez Acquisition on February 1, 2020 to December 31, 2020. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

December 31, 2020
(Unaudited, in millions)
PBF Energy
Pro-forma revenues	$15,479.7
Pro-forma net loss attributable to PBF Energy Inc. stockholders	(1,423.4)
Pro forma net income (loss) available to PBF Energy Class A common stock per share:
Basic:	$(11.90)
Diluted:	$(11.90)
PBF LLC
Pro-forma revenues	$15,479.7
Pro-forma net loss attributable to PBF LLC	(1,827.8)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition Expenses
There were no acquisition costs for the year ended December 31, 2021. The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $12.5 million and $11.6 million in the years ended December 31, 2020 and 2019, respectively. These costs are included in the Consolidated Statements of Operations in General and administrative expenses.

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
The Company’s payment terms on its trade receivables are relatively short, generally 30 days or less for a substantial majority of its refined products. As a result, the Company’s collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. Notwithstanding, the Company reviews each customer’s credit risk profile at least annually or more frequently if warranted. Following the widespread market disruption that has resulted from the COVID-19 pandemic, including resurgences and variants of the virus and related governmental responses, the Company has been performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. As a result, the Company has adjusted payment terms or limited available trade credit for certain customers, as well as for customers within industries that are deemed to be at higher risk.
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2021 and December 31, 2020, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INVENTORIES
Inventories consisted of the following:

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2

On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (“Chalmette Refining”) (collectively, the “PBF Entities”), entered into a third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.
Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the "Refineries") and delivered into storage tanks at the Refineries (the "Storage Tanks"). The J. Aron Products are sold back to the Company as the J. Aron Products are discharged out of the Storage Tanks. These purchases and sales are settled monthly at the daily market prices related to those J. Aron Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the Refineries to J. Aron. Additionally, J. Aron has the right to store the J. Aron Products purchased in Storage Tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreement. PBF Holding continues to market and sell the J. Aron Products independently to third parties.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value. During the year ended December 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no lower of cost or market (“LCM”) inventory reserve at December 31, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020. During the year ended December 31, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $268.0 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a pre-tax charge related to a LIFO layer decrement of $83.0 million in the Refining segment during the year ended December 31, 2020. There was no decrement recorded during the year ended December 31, 2021. The majority of the decrement recorded in 2020 related to the Company’s East Coast LIFO inventory layer and the reduction in the Company’s East Coast inventory experienced as part of the East Coast Refining Reconfiguration (as defined in “Note 7 - Property, Plant and Equipment, net”) and our decision to operate our two refineries on the east coast as one functional unit.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Land	$533.6	$534.7
Processing units, pipelines and equipment	5,166.1	5,026.2
Buildings and leasehold improvements	128.1	127.0
Computers, furniture and fixtures	176.8	164.3
Construction in progress	331.1	199.2
	6,335.7	6,051.4
Less—Accumulated depreciation	(1,433.5)	(1,208.1)
Total property, plant and equipment, net	$4,902.2	$4,843.3

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $229.6 million, $223.0 million and $178.0 million, respectively. The Company capitalized $9.1 million and $12.6 million in interest during 2021 and 2020, respectively, in connection with construction in progress.
East Coast Refining Reconfiguration
On December 31, 2020, the Company reconfigured the Delaware and Paulsboro refineries (the “East Coast Refining Reconfiguration”) temporarily idling certain of its major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit referred to as the East Coast Refining System. The reconfiguration process resulted in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. The Company abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million and a corresponding decrease to its construction in progress account in the fourth quarter of 2020.
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
Torrance Land Sales
On December 30, 2020 and August 1, 2019, the Company closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in a gain of approximately $8.1 million and $33.1 million in the fourth quarter of 2020 and the third quarter of 2019, respectively, included within (Gain) loss on sale of assets in the Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

PBF Energy (in millions)	December 31, 2021	December 31, 2020
Deferred turnaround costs, net	$537.0	$598.2
Catalyst, net (a)	166.8	155.2
Environmental credits	41.3	39.6
Linefill	27.4	27.4
Pension plan assets	20.7	21.2
Intangible assets, net	9.6	10.1
Other	20.1	20.5
Total deferred charges and other assets, net	$822.9	$872.2

PBF LLC (in millions)	December 31, 2021	December 31, 2020
Deferred turnaround costs, net	$537.0	$598.2
Catalyst, net (a)	166.8	155.2
Environmental credits	41.3	39.6
Linefill	27.4	27.4
Pension plan assets	20.7	21.2
Intangible assets, net	9.6	10.1
Other	20.1	20.6
Total deferred charges and other assets, net	$822.9	$872.3

(a) Catalyst, net includes $113.0 million and $115.2 million of indefinite-lived precious metal catalysts (both owned or financed as part of existing catalyst financing arrangements) as of December 31, 2021 and December 31, 2020, respectively.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $221.1 million, $325.9 million and $258.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Included in the year 2020 amortization expense is approximately $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Intangible assets, net primarily consists of customer relationships, permits and emission credits. Our net balance as of December 31, 2021 and December 31, 2020 is shown below:

(in millions)	December 31, 2021	December 31, 2020
Intangible assets - gross	$25.5	$25.5
Accumulated amortization	(15.9)	(15.4)
Intangible assets - net	$9.6	$10.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	December 31, 2021	December 31, 2020
Inventory-related accruals	$959.9	$695.0
Renewable energy credit and emissions obligations (a)	953.9	528.1
Inventory intermediation agreements (b)	280.1	225.8
Excise and sales tax payable	112.7	120.1
Accrued transportation costs	91.0	72.1
Accrued utilities	73.0	58.6
Accrued capital expenditures	62.8	15.0
Accrued salaries and benefits	59.5	42.2
Accrued refinery maintenance and support costs	55.8	35.7
Accrued interest	37.7	46.1
Environmental liabilities	14.9	11.8
Current finance lease liabilities	11.1	14.4
Customer deposits	3.5	4.0
Contingent consideration	2.9	12.1
Other	21.6	30.5
Total accrued expenses	$2,740.4	$1,911.5

PBF LLC (in millions)	December 31, 2021	December 31, 2020
Inventory-related accruals	$959.9	$695.0
Renewable energy credit and emissions obligations (a)	953.9	528.1
Inventory intermediation agreements (b)	280.1	225.8
Excise and sales tax payable	112.7	120.1
Accrued transportation costs	91.0	72.1
Accrued interest	86.0	83.8
Accrued utilities	73.0	58.6
Accrued capital expenditures	62.8	15.0
Accrued salaries and benefits	59.5	42.2
Accrued refinery maintenance and support costs	55.8	35.7
Environmental liabilities	14.9	11.8
Current finance lease liabilities	11.1	14.4
Customer deposits	3.5	4.0
Contingent consideration	2.9	12.1
Other	25.5	32.5
Total accrued expenses	$2,792.6	$1,951.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) The Company is subject to obligations to purchase RINs required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of December 31, 2021, the Company had entered into $520.0 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Final settlement of the Company’s RINs obligation for annual compliance years 2020 through 2022 are subject to final rule making by EPA. Currently, the 2020 obligation is anticipated to require settlement in 2022 and the 2021 and 2022 obligations are anticipated to require settlement in 2023. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.

(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the inventory intermediation agreements with J. Aron. As of December 31, 2021 and December 31, 2020, a liability is recognized for the inventory intermediation agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. CREDIT FACILITIES AND DEBT
Long-term debt outstanding consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	826.5	1,000.0
2025 Senior Notes	669.5	725.0
PBFX 2023 Senior Notes	525.0	525.0
Revolving Credit Facility	900.0	900.0
PBFX Revolving Credit Facility	100.0	200.0
PBF Rail Term Loan	—	7.4
Catalyst financing arrangements	58.4	102.5
	4,329.4	4,709.9
Less—Current debt	—	(7.4)
Unamortized premium	1.4	2.2
Unamortized deferred financing costs	(35.0)	(51.1)
Long-term debt	$4,295.8	$4,653.6

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
On December 21, 2020 PBF Holding issued an additional $250.0 million in aggregate principal amount of tack on 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes were issued at an offering price of 100.25% plus accrued and unpaid interest from and including, November 15, 2020. The additional 2025 Senior Secured Notes were issued under the indenture governing the initial 2025 Senior Secured Notes and, together with the additional 2025 Senior Secured Notes, the (“2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes are treated as a single series with the initial 2025 Senior Secured Notes and have the same terms except that a portion of the additional 2025 Senior Secured Notes were issued initially under a new temporary CUSIP number to be used during the 40-day distribution compliance period. The Issuers received net proceeds of approximately $245.7 million from the offering after deducting the initial purchasers’ discount and offering expenses.
The 2025 Senior Secured Notes are guaranteed on a senior secured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees are senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing the Revolving Credit Facility), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees are senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 2028 Senior Notes and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”). The 2025 Senior

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Notes and guarantees rank effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
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
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 6.00% 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as loss on extinguishment of debt in the Consolidated Statements of Operations.
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
During 2021, the Company made a number of open market repurchases of its 2028 Senior Notes that resulted in the extinguishment of $173.5 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes, excluding accrued interest, totaled $109.3 million and the Company recognized a $62.4 million gain on the extinguishment of debt during the year ended December 31, 2021.
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
During 2021, the Company made a number of open market repurchases of its 2025 Senior Notes that resulted in the extinguishment of $55.5 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2025 Senior Notes, excluding accrued interest, totaled $37.5 million and the Company recognized a $17.5 million gain on the extinguishment of debt during the year ended December 31, 2021.
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
PBF LLC agreed to a limited guarantee of collection of the principal amount of the PBFX 2023 Senior Notes, but is not otherwise subject to the covenants of the indenture. The PBFX 2023 Senior Notes are general senior unsecured obligations of the PBFX Issuers and are equal in right of payment with all of the PBFX Issuers’ existing and future senior indebtedness, including amounts outstanding under the PBFX Revolving Credit Facility (as defined below). The PBFX 2023 Senior Notes are effectively subordinated to all of the PBFX Issuers’ and the Guarantors’ existing and future secured debt, including the PBFX Revolving Credit Facility(as defined below), to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of PBFX’s subsidiaries that do not guarantee the PBFX 2023 Senior Notes. The PBFX 2023 Senior Notes will be senior to any future subordinated indebtedness the PBFX Issuers may incur.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PBF Holding Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the existing asset-based revolving credit facility dated as of August 15, 2014 with the new Revolving Credit Facility. The Revolving Credit Facility has a maximum commitment of $3.4 billion, a maturity date of May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital needs and other general corporate purposes. An accordion feature allows for commitments of up to $3.5 billion. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Loans, in each case depending on the Company’s corporate credit rating. In addition, the LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
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
PBF Holding’s obligations under the Revolving Credit Facility are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the Revolving Credit Agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the definition of collateral), all accounts receivable, all hydrocarbon inventory (other than the J. Aron Products owned by J. Aron pursuant to the Third Inventory Intermediation Agreement) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and 2020 were $900.0 million. Issued letters of credit were $380.1 million and $184.4 million as of December 31, 2021 and 2020, respectively.
PBFX Credit Facilities
On May 14, 2014, in connection with the PBFX initial public offering (the “PBFX Offering”), PBFX entered into a five-year, $275.0 million senior secured revolving credit facility (the “2014 PBFX Revolving Credit Facility”) with the administrative agent and a syndicate of lenders. On July 30, 2018, PBFX replaced the 2014 PBFX Revolving Credit Facility with the $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”).
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
PBFX made net repayments of $100.0 million during the year ended December 31, 2021.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PBFX Revolving Credit Facility may be repaid, from time-to-time, without penalty. As of December 31, 2021, there were $100.0 million of borrowings and $3.5 million of letters of credit outstanding. At December 31, 2020, there were $200.0 million of borrowings and $4.9 million of letters of credit outstanding under the PBFX Revolving Credit Facility.
PBF Rail Term Loan
On December 22, 2016, PBF Rail Logistics Company LLC (“PBF Rail”) entered into a $35.0 million term loan (the “PBF Rail Term Loan”). The PBF Rail Term Loan amortized monthly over its five year term and bore interest at a rate equal to one month LIBOR plus the margin as defined in the agreement governing the PBF Rail Term Loan (the “Rail Credit Agreement”). As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain Eligible Railcars; (ii) the Debt Service Reserve Account (as defined in the Rail Credit Agreement); and (iii) PBF Holding’s membership interest in PBF Rail. Additionally, the Rail Credit Agreement contained customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars securing the loan are sold, scrapped or otherwise removed from the collateral pool.
The PBF Rail Term Loan was repaid in full as of December 31, 2021.
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
Details of the catalyst financing arrangements at each of the Company’s refineries as of December 31, 2021 are included in the following table:

Refinery	Metal	Annual interest rate	Expiration date(1)
Paulsboro	Platinum	1.47%	December 2022
Delaware City	Palladium	3.70%	September 2022
Toledo	Platinum	5.05%	September 2022
Chalmette	Platinum	5.10%	November 2022
Chalmette	Platinum	1.80%	November 2022
Torrance	Platinum	1.78%	July 2022
Martinez	Palladium	3.70%	September 2022
__________________
(1) These catalyst financing arrangements are included in Long-term debt as of December 31, 2021 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst financing arrangements are not renewed at maturity.

In total, aggregate annual catalyst financing fees were approximately $2.0 million and $2.7 million as of December 31, 2021 and 2020, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities

Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,
2022	$58.4
2023	1,525.0
2024	—
2025	1,919.5
2026	—
Thereafter	826.5
Total debt outstanding	$4,329.4

11. AFFILIATE NOTE PAYABLE - PBF LLC
As of December 31, 2021 and December 31, 2020, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $375.2 million and $376.3 million, respectively. The note payable has a maturity date of April 2030, an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Environmental liabilities	$142.1	$141.9
Defined benefit pension plan liabilities	47.0	73.5
Contingent consideration	29.4	—
Post-retirement medical plan liabilities	18.2	22.0
Early railcar return liability	6.0	13.9
Other	9.7	17.2
Total other long-term liabilities	$252.4	$268.5

13. RELATED PARTY TRANSACTIONS
Pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A common stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ended December 31, 2021, 2020 and 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842 and disclosed in “Note 15 - Leases”, the Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen, nitrogen, oxygen, chemical and steam for certain of its refineries. The Company made purchases of $76.0 million, $69.0 million and $65.0 million under these supply agreements for the years ended December 31, 2021, 2020 and 2019, respectively.
The fixed and determinable amounts related to obligations under these agreements are as follows (in millions):

Year Ending December 31,
2022	$54.4
2023	36.1
2024	24.8
2025	21.4
2026	21.4
Thereafter	205.0
Total obligations	363.1

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $118.5 million as of December 31, 2021 ($113.7 million as of December 31, 2020) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. The Company expects to make aggregate payments for this liability of approximately $49.2 million over the next five years.
The aggregate environmental liability reflected in the Company’s Consolidated Balance Sheets was $157.0 million and $153.7 million at December 31, 2021 and December 31, 2020, respectively, of which $142.1 million and $141.9 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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
The Company is required to comply with the Renewable Fuel Standard. Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the Renewable Fuel Standard, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the Renewable Fuel Standard, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. EPA’s proposed volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels are expected to be finalized by the end of the first quarter of 2022. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB 32. AB 32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB 32 is implemented through two market mechanisms including the Low Carbon Fuel Standard and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. California Air Resources Board also amended the LCFS in 2018 to require a 20% reduction by 2030.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that it is unlikely that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Consolidated Statements of Operations. The value of the Martinez Contingent Consideration was estimated to be $29.4 million as of December 31, 2021 and zero as of December 31, 2020.
In connection with the acquisition of CPI Operations LLC, the purchase and sale agreement between PBFX and Crown Point International LLC (“Crown Point”) included an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”). PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $2.9 million and $12.1 million as of December 31, 2021 and December 31, 2020, respectively, representing the present value of expected future payments. The short-term PBFX Contingent Consideration is included in “Accrued expenses” within the Company’s Consolidated Balance Sheets.
In the third quarter of 2020, the counterparty subject to the processing agreement with PBFX exercised its right to terminate the contract at the conclusion of the initial contract year, resulting in an adjustment in the fair value of the PBFX Contingent Consideration for the year ended December 31, 2020 of $16.4 million, reflecting the elimination of the estimated earn-out for years two and three of the performance period. There were no material changes in the fair value of the PBFX Contingent Consideration for the year ended December 31, 2021.
Tax Receivable Agreement
PBF Energy entered into the Tax Receivable Agreement that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of December 31, 2021 (99.2% as of December 31, 2020). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of December 31, 2021, the Company recognized $48.3 million liability for the Tax Receivable Agreement, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. There was no liability for the Tax Receivable Agreement recognized of as of December 31, 2020. Refer to “Note 21 - Income Taxes” for more details.

15. LEASES
Lease Position as of December 31, 2021 and December 31, 2020
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

(in millions)	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Lease right of use assets	$636.0	$836.5
Finance lease assets	Lease right of use assets	81.1	80.4
Total lease right of use assets		$717.1	$916.9

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$64.9	$78.4
Finance lease liabilities	Accrued expenses	11.1	14.4
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	570.4	756.0
Finance lease liabilities	Long-term financing lease liabilities	70.6	68.3
Total lease liabilities		$717.0	$917.1

Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2021 and December 31, 2020:

Lease Costs (in millions)	December 31, 2021	December 31, 2020
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$16.1	$14.0
Interest on lease liabilities	4.6	4.3
Operating lease costs	170.2	162.3
Short-term lease costs	59.3	92.3
Variable lease costs	10.2	11.6
Total lease costs	$260.4	$284.5

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets and corresponding operating lease liabilities of approximately $504.0 million. There were no net gains or losses on any sale-leaseback transactions for the year ended December 31, 2021.
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2021 and December 31, 2020 (in millions):

	Year Ended December 31, 2021
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$168.8	$163.1
Operating cash flows for finance leases	4.6	4.3
Financing cash flows for finance leases	17.8	12.4
Supplemental non-cash amounts of lease liabilities arising from obtaining or remeasuring right-of-use assets	(106.6)	702.0

Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2021:

Weighted average remaining lease term - operating leases	13.4 years
Weighted average remaining lease term - finance leases	6.5 years

Weighted average discount rate - operating leases	15.5%
Weighted average discount rate - finance leases	7.4%

Undiscounted Cash Flows

The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2022	$16.5	$153.4
2023	16.4	125.2
2024	15.7	116.6
2025	14.2	103.0
2026	13.8	97.0
Thereafter	25.6	852.7
Total minimum lease payments	102.2	1,447.9
Less: effect of discounting	20.5	812.6
Present value of future minimum lease payments	81.7	635.3
Less: current obligations under leases	11.1	64.9
Long-term lease obligations	$70.6	$570.4

As of December 31, 2021, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

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
PBF LLC Series B Units
The PBF LLC Series B Units are intended to be “profit interests” within the meaning of Revenue Procedures 93-27 and 2001-43 of the Internal Revenue Service (“IRS”) and have a stated value of zero at issuance. The PBF LLC Series B Units are held by certain of the Company’s current and former officers, have no voting rights and are designed to increase in value only after the Company’s financial sponsors achieve certain levels of return on their investment in PBF LLC Series A Units. Accordingly, the amounts paid to the holders of PBF LLC Series B Units, if any, will reduce only the amounts otherwise payable to the PBF LLC Series A Units held by the Company’s financial sponsors, and will not reduce or otherwise impact any amounts payable to PBF Energy (the holder of PBF LLC Series C Units), the holders of the Company’s Class A common stock or any other holder of PBF LLC Series A Units. The maximum number of PBF LLC Series B Units authorized to be issued is 1,000,000.
PBF LLC Series C Units
The PBF LLC Series C Units rank on a parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. PBF LLC Series C Units are held solely by PBF Energy.
Treasury Stock
The Company records PBF Energy Class A common stock surrendered to cover income tax withholdings for certain directors and employees and others pursuant to the vesting of certain awards under the Company’s equity-based compensation plans as treasury shares.

17. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% as of December 31, 2021 and 2020, respectively.
PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, and records a noncontrolling interest for the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the Consolidated Statements of Operations includes the portion of net income or loss attributable to the economic interest in PBF Energy held by the members of PBF LLC other than PBF Energy. Noncontrolling interest on the Consolidated Balance Sheets reflects the portion of net assets of PBF Energy attributable to the members of PBF LLC other than PBF Energy.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The noncontrolling interest ownership percentages in PBF LLC as of the completion dates of each of the equity offerings and as of the years ended December 31, 2021, 2020 and 2019 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
December 31, 2019	1,215,317	119,804,971	121,020,288
	1.0%	99.0%	100.0%
December 31, 2020	970,647	120,101,641	121,072,288
	0.8%	99.2%	100.0%
December 31, 2021	927,990	120,319,577	121,247,567
	0.8%	99.2%	100.0%
Noncontrolling Interest in PBFX
PBF LLC held a 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by the public common unitholders as of December 31, 2021. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages in PBFX as of the 2019 Registered Direct Offering and the years ended December 31, 2021, 2020 and 2019 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
January 1, 2019	25,395,032	19,953,631	45,348,663
	56.0%	44.0%	100.0%
April 29, 2019 - Registered Direct Offering	32,047,718	29,953,631	62,001,349
	51.7%	48.3%	100.0%
December 31, 2019	32,176,404	29,953,631	62,130,035
	51.8%	48.2%	100.0%
December 31, 2020	32,411,207	29,953,631	62,364,838
	52.0%	48.0%	100.0%
December 31, 2021	32,621,013	29,953,631	62,574,644
	52.1%	47.9%	100.0%

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the year ended December 31, 2021 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $2.3 million. For the year ended December 31, 2020 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $0.3 million.
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2021, 2020 and 2019:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
Comprehensive income	257.4	2.4	2.3	79.8	341.9
Dividends and distributions	—	—	(0.7)	(40.0)	(40.7)
Stock-based compensation	23.9	—	—	5.3	29.2
Transactions in connection with stock-based compensation plans	(1.1)	—	—	(1.6)	(2.7)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.4	(0.4)	—	—	—
Other	2.8	—	—	—	2.8
Balance at December 31, 2021	$1,926.2	$95.4	$12.2	$499.0	$2,532.8

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(1,393.2)	(17.1)	(0.3)	76.5	(1,334.1)
Dividends and distributions	(35.9)	(0.4)	—	(46.8)	(83.1)
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	(2.1)	—	—	—	(2.1)
Stock-based compensation	28.2	—	—	4.9	33.1
Transactions in connection with stock-based compensation plans	(1.0)	—	—	(0.9)	(1.9)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2.3	(2.3)	—	—	—
Other	4.9	—	—	—	4.9
Balance at December 31, 2020	$1,642.8	$93.4	$10.6	$455.5	$2,202.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,676.5	$112.2	$10.9	$448.9	$3,248.5
Comprehensive income	333.5	4.4	—	51.5	389.4
Dividends and distributions	(143.8)	(3.2)	—	(64.1)	(211.1)
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	(1.3)	—	—	—	(1.3)
Issuance of additional PBFX common units	152.0	—	—	(19.5)	132.5
Stock-based compensation	27.2	—	—	6.8	34.0
Transactions in connection with stock-based compensation plans	(4.3)	(0.2)	—	—	(4.5)
Other	(0.2)	—	—	(1.8)	(2.0)
Balance at December 31, 2019	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the years ended December 31, 2021, 2020, and 2019 respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,374.0	$10.6	$455.5	$1,840.1
Comprehensive income	326.0	2.3	79.8	408.1
Dividends and distributions	—	(0.7)	(40.0)	(40.7)
Stock-based compensation	23.9	—	5.3	29.2
Transactions in connection with stock-based compensation plans	(1.0)	—	(1.6)	(2.6)
Balance at December 31, 2021	$1,722.9	$12.2	$499.0	$2,234.1

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(1,792.9)	(0.3)	76.5	(1,716.7)
Dividends and distributions	(36.3)	—	(46.8)	(83.1)
Stock-based compensation	28.2	—	4.9	33.1
Transactions in connection with stock-based compensation plans	(1.3)	—	—	(1.3)
Other	(0.1)	—	(0.9)	(1.0)
Balance at December 31, 2020	$1,374.0	$10.6	$455.5	$1,840.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2019	$2,759.6	$10.9	$448.9	$3,219.4
Comprehensive income	442.7	—	51.5	494.2
Dividends and distributions	(200.4)	—	(64.1)	(264.5)
Issuance of additional PBFX common units	152.0	—	(19.5)	132.5
Stock-based compensation	27.2	—	6.8	34.0
Transactions in connection with stock-based compensation plans	(4.7)	—	—	(4.7)
Other	—	—	(1.8)	(1.8)
Balance at December 31, 2019	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) arising from activity related to the Company’s defined employee benefit plan and unrealized gain (loss) on available-for-sale securities. The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2021:

PBF Energy (in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income	$231.0	$84.5	$315.5
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.7)	—	(0.7)
Amortization of defined benefit plans unrecognized net gain	27.1	—	27.1
Total other comprehensive income	26.4	—	26.4
Total comprehensive income	$257.4	$84.5	$341.9

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

The following table summarizes the allocation of total comprehensive income of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2021:

PBF LLC (in millions)	Attributable to PBF LLC	Noncontrolling Interests	Total
Net income	$299.6	$82.1	$381.7
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.7)	—	(0.7)
Amortization of defined benefit plans unrecognized net gain	27.1	—	27.1
Total other comprehensive income	26.4	—	26.4
Total comprehensive income	$326.0	$82.1	$408.1

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
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
PBF Energy options	$17.3	$16.1	$15.8
PBF Energy restricted shares	2.8	5.3	6.5
PBF Energy performance awards	10.2	7.9	8.2
PBFX phantom units	5.3	4.9	6.8
	$35.6	$34.2	$37.3

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
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Expected life (in years)	6.00	6.08	6.25
Expected volatility	83.8%	69.1%	38.6%
Dividend yield	0.00%	1.41%	3.54%
Risk-free rate of return	1.37%	0.81%	2.16%
Exercise price	$13.91	$13.58	$34.11
Weighted average fair value per option granted	$9.84	$5.49	$9.43

The following table summarizes activity for PBF Energy options for 2021:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2021	13,790,777	$25.69	7.12
Granted	1,700,621	13.91	10.00
Exercised	(52,400)	6.72	—
Forfeited	(389,239)	23.70	—
Outstanding at December 31, 2021	15,049,759	$24.48	6.51
Exercisable and vested at December 31, 2021	9,397,483	$27.72	5.26
Expected to vest at December 31, 2021	15,049,759	$24.48	6.51
At December 31, 2021, the total intrinsic value of stock options outstanding and exercisable were $15.6 million and $5.0 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.0 million and $0.3 million, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2021 was $36.7 million, which will be recognized from 2022 through 2024.

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
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	303,555	$22.32
Granted	81,840	16.13
Vested	(229,462)	24.34
Forfeited	(246)	24.18
Nonvested at December 31, 2021	155,687	$16.09
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2021 was $0.1 million, which will be recognized from 2022 through 2023.
The following table reflects activity related to our restricted stock:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average grant-date fair value per share of restricted stock granted	$16.13	$9.82	$28.20
Fair value of restricted stock vested (in millions)	$3.1	$4.2	$11.6
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Expected life (in years)	3.12	2.89 - 3.14	2.17 - 2.88
Expected volatility	83.78%	39.88% - 82.63%	37.19% - 41.70%
Dividend yield	0.00%	0.00% - 4.28%	3.40% - 3.67%
Risk-free rate of return	0.87%	0.26% - 1.34%	1.66% - 2.51%
Weighted average grant-date fair value per PSU	$18.73	$10.77	$27.99
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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSU”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	623,160	$15.62
Granted	301,965	18.73
Vested	(179,600)	27.85
Nonvested at December 31, 2021	745,525	$13.93
In 2021 and 2020, PSU’s with a fair value of $1.8 million and $0.8 million, respectively, were vested.
As of December 31, 2021, unrecognized compensation cost related to performance share unit awards was $8.2 million, which is expected to be recognized over a weighted average period of 2.63 years.
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
The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2021	16,071,745
Granted	11,782,926
Vested	(7,676,658)
Nonvested at December 31, 2021	20,178,013
In 2021 and 2020, Performance Units with a fair value of $5.2 million and $3.2 million, respectively, were vested.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, unrecognized compensation cost related to performance unit awards was $9.2 million, which is expected to be recognized over a weighted average period of 2.54 years.
PBFX Phantom Units
PBF GP’s Board of Directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “PBFX LTIP”) in connection with the completion of the PBFX Offering. The PBFX LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In the years ended December 31, 2021, 2020 and 2019, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common unit on that date. The estimated fair value of PBFX’s phantom units is amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions are met. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $4.7 million as of December 31, 2021, which will be recognized from 2022 through 2025. The fair value of nonvested phantom units outstanding as of December 31, 2021 totaled $11.3 million.
A summary of PBFX’s unit award activity for the years ended December 31, 2021, 2020 and 2019 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	769,688	$15.29
Granted	344,546	14.50
Vested	(308,427)	17.07
Forfeited	(15,125)	12.81
Nonvested at December 31, 2021	790,682	$14.30
The following table reflects activity related to our phantom units:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average grant-date fair value per phantom unit granted	$14.50	$8.14	$21.39
Fair value of phantom unit vested (in millions)	$4.6	$3.2	$6.2
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $27.8 million, $32.7 million and $27.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero Energy Corporation which resulted in the recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan includes all corporate and refinery employees.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2021 and 2020 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$329.3	$271.2	$22.0	$17.5
Service cost	57.5	59.0	1.1	1.0
Interest cost	5.3	6.9	0.3	0.4
Plan amendments	—	—	—	1.8
Benefit payments	(31.2)	(18.0)	(1.2)	(0.6)
Actuarial (gain) loss	(7.6)	10.2	(4.0)	1.9
Projected benefit obligation at end of year	$353.3	$329.3	$18.2	$22.0
Change in plan assets:
Fair value of plan assets at beginning of year	$255.8	$197.4	$—	$—
Actual return on plan assets	27.7	28.6	—	—
Benefits paid	(31.2)	(18.0)	(1.2)	(0.6)
Employer contributions	54.0	47.8	1.2	0.6
Fair value of plan assets at end of year	$306.3	$255.8	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$306.3	$255.8	$—	$—
Less benefit obligations at end of year	353.3	329.3	18.2	22.0
Funded status at end of year	$(47.0)	$(73.5)	$(18.2)	$(22.0)
The accumulated benefit obligation for the defined benefit plans approximated $298.9 million and $281.5 million at December 31, 2021 and 2020, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2022	$24.8	$1.8
2023	18.1	1.7
2024	20.1	1.6
2025	23.7	1.5
2026	27.1	1.5
Years 2027-2031	168.6	6.8
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $35.6 million to the Company’s Pension Plans during 2022.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost were as follows for the years ended December 31, 2021, 2020 and 2019:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$57.5	$59.0	$43.6	$1.1	$1.0	$1.0
Interest cost	5.3	6.9	8.3	0.3	0.4	0.7
Expected return on plan assets	(14.2)	(12.5)	(9.6)	—	—	—
Amortization of prior service cost and actuarial loss	0.1	0.3	0.3	0.7	0.6	0.5
Net periodic benefit cost	$48.7	$53.7	$42.6	$2.1	$2.0	$2.2
Lump sum payments made by the Supplemental Plan to employees retiring in 2021, 2020 and 2019 did not exceed the Plan’s total service and interest costs expected for those years.

The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2021	2020	2019	2021	2020	2019
Prior service costs	$—	$—	$—	$—	$1.8	$—
Net actuarial (gain) loss	(21.1)	(5.9)	(10.7)	(4.0)	1.9	(2.3)
Amortization of losses and prior service cost	(0.1)	(0.3)	(0.3)	(0.7)	(0.6)	(0.5)
Total changes in other comprehensive (income) loss	$(21.2)	$(6.2)	$(11.0)	$(4.7)	$3.1	$(2.8)
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2021, and 2020 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2021	2020	2021	2020
Prior service costs	$(0.5)	$(0.6)	$(4.3)	$(5.0)
Net actuarial gain (loss)	12.7	(8.4)	7.8	3.9
Total	$12.2	$(9.0)	$3.5	$(1.1)
The weighted average assumptions used to determine the benefit obligations as of December 31, 2021, and 2020 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2021	2020	2021	2020	2021	2020
Discount rate - benefit obligations	2.78%	2.36%	2.73%	2.21%	2.46%	1.90%
Rate of compensation increase	4.26%	4.28%	4.50%	4.50%	—	—

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rates:
Effective rate for service cost	2.40%	2.94%	4.24%	2.26%	2.79%	4.19%	2.35%	2.86%	4.21%
Effective rate for interest cost	1.74%	2.50%	3.92%	1.53%	2.33%	3.83%	1.28%	2.21%	3.69%
Effective rate for interest on service cost	1.92%	2.59%	4.00%	1.75%	2.42%	3.90%	2.11%	2.68%	4.09%
Cash balance interest credit rate	1.57%	2.19%	3.34%	1.57%	2.19%	3.34%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.25%	5.75%	6.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.28%	4.28%	4.55%	4.50%	4.50%	5.00%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2021 and 2020 were as follows:

	Post-Retirement Medical Plan
	2021	2020
Health care cost trend rate assumed for next year	5.2%	5.4%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.5%
Year that the rate reaches the ultimate trend rate	2046	2038

The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2021 and 2020 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
	December 31,
(in millions)	2021	2020
Equities:
Domestic equities	$73.9	$64.4
Developed international equities	37.7	38.2
Global low volatility equities	24.1	22.5
Emerging market equities	24.8	20.7
Fixed-income	121.6	95.7
Real Estate	23.2	13.3
Cash and cash equivalents	1.0	1.0
Total	$306.3	$255.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2021, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. REVENUES
Revenue Recognition
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customer (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
As described in “Note 22 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Year Ended December 31,
(in millions)	2021	2020	2019
Refining Segment:
Gasoline and distillates	$23,489.5	$12,799.4	$21,278.4
Feedstocks and other	1,310.1	935.5	806.9
Asphalt and blackoils	1,217.8	777.9	1,426.4
Chemicals	889.8	351.5	682.3
Lubricants	294.8	180.7	274.9
Total Revenues	$27,202.0	$15,045.0	$24,468.9
Logistics Segment:
Logistics	355.5	360.3	340.2
Total revenue prior to eliminations	$27,557.5	$15,405.3	$24,809.1
Elimination of intercompany revenue	(304.1)	(289.4)	(300.9)
Total Revenues	$27,253.4	$15,115.9	$24,508.2

The majority of the Company’s revenues are generated from the sale of refined products reported in the Refining segment. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Refining segment also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $42.7 million and $47.2 million as of December 31, 2021 and December 31, 2020, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see “Note 16 - Stockholders’ and Members’ Equity Structure”). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the period presented.
Valuation Allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. Negative evidence evaluated as part of this assessment includes PBF Energy’s cumulative losses incurred over a three-year period. Such objective evidence could limit PBF Energy’s ability to consider other subjective evidence, such as PBF Energy’s projections for future taxable income as market conditions, commodity prices and demand for refined products normalize.
On the basis of this evaluation, a valuation allowance was recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryover period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as PBF Energy’s projections for future taxable income.
The income tax provision in the PBF Energy Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current expense (benefit):
Federal	$0.3	$(1.7)	$0.2
Foreign	—	—	0.1
State	0.1	2.2	0.3
Total current	0.4	0.5	0.6

Deferred expense (benefit):
Federal	19.1	(6.6)	91.8
Foreign	(13.1)	5.4	(8.7)
State	5.7	2.8	20.6
Total deferred	11.7	1.6	103.7
Total provision for income taxes	$12.1	$2.1	$104.3

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

Provision at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.9%	5.6%	3.9%
Nondeductible/nontaxable items	0.9%	(0.1)%	0.1%
Rate differential from foreign jurisdictions	(0.4)%	—%	(0.2)%
Provision to return adjustment	(0.1)%	(0.1)%	(0.1)%
Adjustment to deferred tax assets and liabilities for change in tax rates	2.2%	0.1%	(0.5)%
Stock-based compensation	—%	—%	0.1%
Deferred tax asset valuation allowance	(23.2)%	(25.8)%	—%
Other	(0.3)%	(0.9)%	0.3%
Effective tax rate	5.0%	(0.2)%	24.6%
PBF Energy’s effective income tax rate for the years ended December 31, 2021, 2020 and 2019, including the impact of income attributable to noncontrolling interests of $84.5 million, $59.1 million and $55.8 million, respectively, was 3.7%, (0.2)% and 21.8%, respectively.
For the year ended December 31, 2021 and 2020 the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to the changes in the deferred tax asset valuation allowance noted above. For the year ended December 31, 2019, PBF Energy’s effective tax rate was materially consistent with its statutory federal and state tax rates.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For financial reporting purposes, income (loss) before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

United States income (loss)	$296.4	$(1,413.0)	$450.0
Foreign income (loss)	(53.3)	22.7	(26.3)
Total income (loss) before income taxes attributable to PBF Energy Inc. stockholders	$243.1	$(1,390.3)	$423.7
A summary of the components of PBF Energy’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2021	December 31, 2020
Deferred tax assets
Purchase interest step-up	$141.2	$155.2
Inventory	—	146.5
Pension, employee benefits and compensation	63.7	48.5
Hedging	4.9	4.3
Net operating loss carry forwards	600.0	566.9
Environmental liabilities	99.7	100.8
Lease liabilities	308.7	223.4
Interest expense limitation carry forwards	104.4	55.8
Other	36.2	28.4
Total deferred tax assets	1,358.8	1,329.8
Valuation allowance	(308.5)	(358.4)
Total deferred tax assets, net	1,050.3	971.4

Deferred tax liabilities
Property, plant and equipment	825.0	845.1
Inventory	23.1	—
Right of use assets	308.7	223.4
Other	4.9	2.5
Total deferred tax liabilities	1,161.7	1,071.0
Net deferred tax liabilities	$(111.4)	$(99.6)

As of December 31, 2021, PBF Energy has federal and state income tax net operating loss carry forwards of $2,377.0 million and $127.0 million, respectively. The portion of the federal net operating loss carry forward that was generated in years prior to 2019 expires in varying amounts through 2037. A federal net operating loss of $1.8 billion from 2018 and 2021 has an indefinite carry forward period and can be used to offset 80% of taxable income in future years. The state net operating loss carry forwards expire at various dates from 2029 through 2041 with certain jurisdictions having indefinite net operating loss carry forwards periods. The Company has recorded valuation allowances against these assets, as it is deemed “more likely than not” that the deferred tax assets will not be realized.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reported income tax (benefit) expense in the PBF LLC Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current income tax expense (benefit)	$0.5	$(1.2)	$0.5
Deferred income tax (benefit) expense	(14.5)	7.3	(8.8)
Total income tax (benefit) expense	$(14.0)	$6.1	$(8.3)
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2018
New Jersey	2016
Michigan	2017
Delaware	2018
Indiana	2018
Pennsylvania	2018
New York	2018
Louisiana	2018
California	2017
The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. SEGMENT INFORMATION
The Company’s operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining or Logistics segments are included in Corporate. Intersegment transactions are eliminated in the Consolidated Financial Statements and are included in the Eliminations column below.
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
Logistics
The Company’s Logistics segment is comprised of PBFX, a publicly-traded MLP, formed to own or lease, operate, develop and acquire crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets primarily consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third-party customers through fee-based commercial agreements. PBFX currently does not generate significant third-party revenues and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy and PBF LLC perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual operating segments.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2021, 2020 and 2019 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
PBF Energy (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,202.0	$355.5	$—	$(304.1)	$27,253.4
Depreciation and amortization expense	415.7	37.8	13.3	—	466.8
Income (loss) from operations	673.1	195.4	(271.3)	—	597.2
Interest expense, net	8.8	42.1	266.6	—	317.5
Capital expenditures	381.8	8.6	5.3	—	395.7

	Year Ended December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,045.0	$360.3	$—	$(289.4)	$15,115.9
Depreciation and amortization expense	498.0	53.7	11.3	—	563.0
Income (loss) from operations	(1,450.4)	195.3	(161.7)	—	(1,416.8)
Interest expense, net	1.7	47.9	208.6	—	258.2
Capital expenditures (1)	1,546.6	12.3	10.7	—	1,569.6

	Year Ended December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$24,468.9	$340.2	$—	$(300.9)	$24,508.2
Depreciation and amortization expense	386.7	38.6	10.8	—	436.1
Income (loss) from operations (2) (3)	767.9	159.3	(270.3)	(7.9)	649.0
Interest expense, net	1.3	51.1	107.2	—	159.6
Capital expenditures	708.9	31.7	8.3	—	748.9

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$48.5	$(61.7)	$11,641.4

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$54.4	$(53.2)	$10,499.8

	Year Ended December 31, 2021
PBF LLC (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,202.0	$355.5	$—	$(304.1)	$27,253.4
Depreciation and amortization expense	415.7	37.8	13.3	—	466.8
Income (loss) from operations	673.1	195.4	(269.2)	—	599.3
Interest expense, net	8.8	42.1	276.9	—	327.8
Capital expenditures	381.8	8.6	5.3	—	395.7

	Year Ended December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,045.0	$360.3	$—	$(289.4)	$15,115.9
Depreciation and amortization expense	498.0	53.7	11.3	—	563.0
Income (loss) from operations	(1,450.4)	195.3	(160.9)	—	(1,416.0)
Interest expense, net	1.7	47.9	218.9	—	268.5
Capital expenditures (1)	1,546.6	12.3	10.7	—	1,569.6

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$24,468.9	$340.2	$—	$(300.9)	$24,508.2
Depreciation and amortization expense	386.7	38.6	10.8	—	436.1
Income (loss) from operations (2) (3)	767.9	159.3	(268.6)	(7.9)	650.7
Interest expense, net	1.3	51.1	116.7	—	169.1
Capital expenditures	708.9	31.7	8.3	—	748.9

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$46.8	$(61.7)	$11,639.7

	Balance at December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$9,565.0	$933.6	$52.3	$(53.2)	$10,497.7

(1)    The Refining segment includes capital expenditures of $1,176.2 million for the acquisition of the Martinez refinery in the first quarter of 2020.
(2)    On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (“the TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Year Ended December 31,
Basic Earnings Per Share:	2021	2020	2019
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$231.0	$(1,392.4)	$319.4
Less: Income allocated to participating securities	—	0.1	0.5
Income (loss) available to PBF Energy Inc. stockholders - basic	$231.0	$(1,392.5)	$318.9
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	120,240,009	119,617,998	119,887,646
Basic net income (loss) attributable to PBF Energy per Class A common share	$1.92	$(11.64)	$2.66

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$231.0	$(1,392.5)	$318.9
Plus: Net income (loss) attributable to noncontrolling interest (1)	2.4	(17.1)	4.3
Less: Income tax (expense) benefit on net income (loss) attributable to noncontrolling interest (1)	(0.6)	4.6	(1.0)
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$232.8	$(1,405.0)	$322.2

Denominator (1):
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	120,240,009	119,617,998	119,887,646
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	988,730	1,042,667	1,207,581
Common stock equivalents (2)	1,409,415	—	758,072
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	122,638,154	120,660,665	121,853,299
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$1.90	$(11.64)	$2.64

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——————————
(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 25.9%, 26.6% and 24.9% annualized statutory corporate tax rate for the years ended December 31, 2021, 2020 and 2019) attributable to the converted units.

(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and PSUs and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 12,568,275, 14,446,894 and 6,765,526 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the years ended December 31, 2021, 2020 and 2019, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2021 and 2020.
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

	As of December 31, 2021
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$270.1	$—	$—	$270.1	N/A	$270.1
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included within inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9	—	953.9
Contingent consideration obligation	—	—	32.3	32.3	—	32.3

	As of December 31, 2020
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$411.6	$—	$—	$411.6	N/A	$411.6
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included within inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Renewable energy credit and emissions obligations	—	528.1	—	528.1		528.1
Contingent consideration obligation	—	—	12.1	12.1	—	12.1

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
•Renewable energy credit and emissions obligations primarily represent our liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the AB 32 and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. The liability for environmental credits is in part based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
•The contingent consideration obligations at December 31, 2021 is categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2021 and 2020, $20.7 million and $21.2 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration:

	Year Ended December 31,
(in millions)	2021	2020
Balance at beginning of period	$12.1	$26.1
Additions	—	77.3
Accretion on discounted liabilities	—	3.8
Settlements	(12.2)	(3.0)
Unrealized loss (gain) included in earnings	32.4	(92.1)
Balance at end of period	$32.3	$12.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the years ended December 31, 2021 and 2020, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,192.7	$1,250.0	$1,232.9
2028 Senior Notes (a)	826.5	520.9	1,000	562.5
2025 Senior Notes (a)	669.5	475.9	725.0	475.3
PBFX 2023 Senior Notes (a)	525.0	513.7	525.0	503.0
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
PBFX Revolving Credit Facility (b)	100.0	100.0	200.0	200.0
PBF Rail Term Loan (b)	—	—	7.4	7.4
Catalyst financing arrangements (c)	58.4	58.4	102.5	102.5
	4,329.4	3,761.6	4,709.9	3,983.6
Less - Current debt	—	—	(7.4)	(7.4)
Unamortized premium	1.4	n/a	2.2	n/a
Less - Unamortized deferred financing costs	(35.0)	n/a	(51.1)	n/a
Long-term debt	$4,295.8	$3,761.6	$4,653.6	$3,976.2
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into the Third Inventory Intermediation Agreement that contain purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of December 31, 2021, there were 2,081,783 barrels of crude oil and feedstocks (no barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2021, there were 2,070,550 barrels of intermediates and refined products (2,604,736 barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2021, there were 36,246,000 barrels of crude oil and 5,819,000 barrels of refined products (7,183,000 and 2,810,000, respectively, as of December 31, 2020), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2021 and December 31, 2020 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$19.7
December 31, 2020:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$11.3

Derivatives not designated as hedging instruments:
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$8.4
For the year ended December 31, 2020:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$12.6
For the year ended December 31, 2019:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(25.4)

Derivatives not designated as hedging instruments:
For the year ended December 31, 2021:
Commodity contracts	Cost of products and other	$(83.4)
For the year ended December 31, 2020:
Commodity contracts	Cost of products and other	$44.4
For the year ended December 31, 2019:
Commodity contracts	Cost of products and other	$36.5

Hedged items designated in fair value hedges:
For the year ended December 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(8.4)
For the year ended December 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(12.6)
For the year ended December 31, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$25.4

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2021, 2020 and 2019.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. SUBSEQUENT EVENTS
PBFX Distribution
On February 10, 2022, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on March 10, 2022 to PBFX unitholders of record as of February 24, 2022.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 17, 2022

PBF ENERGY COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2022

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board	February 17, 2022
(Thomas J. Nimbley)	of Directors (Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 17, 2022
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 17, 2022
(John Barone)	(Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 17, 2022
(Spencer Abraham)

/s/ Wayne A. Budd	Director	February 17, 2022
(Wayne A. Budd)

/s/ Karen B. Davis	Director	February 17, 2022
(Karen B. Davis)

/s/ Paul Donahue	Director	February 17, 2022
(Paul Donahue)

/s/ Gene Edwards	Director	February 17, 2022
(Gene Edwards)

/s/ Robert J. Lavinia	Director	February 17, 2022
(Robert J. Lavinia)

/s/ Kimberly S. Lubel	Director	February 17, 2022
(Kimberly S. Lubel)

/s/ George E. Ogden	Director	February 17, 2022
(George E. Ogden)

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer	February 17, 2022
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 17, 2022
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 17, 2022
(John Barone)	(Principal Accounting Officer)

Managing Member:
PBF Energy Inc.
/s/ Trecia Canty	Senior Vice President, General Counsel & Corporate	February 17, 2022
(Trecia Canty)	Secretary