Form 10-Q
period 2022-03-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2022-04-28
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑

As of April 22, 2022, PBF Energy Inc. had 120,827,502 shares of Class A common stock and 15 shares of Class B common stock outstanding. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF Energy Company LLC as of March 31, 2022. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Form 10-Q”) is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of March 31, 2022. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of March 31, 2022, PBF LLC also holds a 47.9% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (“MLP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2021 of PBF Energy and PBF LLC, which we refer to as our 2021 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•the effect of the coronavirus (“COVID-19”) pandemic, including resurgences and variants of the virus, as well as related governmental and consumer responses on our business, financial condition and results of operations;
•the impact of current and future laws, rulings and governmental regulations, including restrictions on the exploration and/or production of crude oil in the state of California, the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change, decarbonization and future energy transition;

•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil or subjecting us to trade and sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities;
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
•the effects of competition in our markets;
•the possibility that we may not reinstate dividend payments;
•the inability of our subsidiaries to freely pay dividends or make distributions to us;
•our ability to make acquisitions or investments, including in renewable diesel production, on any announced time frame or at all, and to realize the benefits from such acquisitions or investments;
•liabilities arising from recent acquisitions or investments that are unforeseen or exceeded our expectation;
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
•counterparty credit and performance risk exposure related to our supply and inventory intermediation arrangements;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $53.3 and $33.9, respectively)	$1,434.6	$1,341.5
Accounts receivable	1,815.1	1,277.6
Inventories	2,893.5	2,505.1
Prepaid and other current assets	236.4	75.0
Total current assets	6,379.6	5,199.2
Property, plant and equipment, net (PBFX: $779.4 and $787.3, respectively)	4,955.2	4,902.2
Lease right of use assets	719.7	717.1
Deferred charges and other assets, net	893.8	822.9
Total assets	$12,948.3	$11,641.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,625.1	$911.7
Accrued expenses	3,304.2	2,740.4
Deferred revenue	56.0	42.7
Current operating lease liabilities	70.5	64.9
Current debt	29.9	—
Total current liabilities	5,085.7	3,759.7
Long-term debt (PBFX: $598.0 and $622.5, respectively)	4,248.7	4,295.8
Payable to related parties pursuant to Tax Receivable Agreement	67.6	48.3
Deferred tax liabilities	105.6	111.4
Long-term operating lease liabilities	572.5	570.4
Long-term financing lease liabilities	66.7	70.6
Other long-term liabilities	275.4	252.4
Total liabilities	10,422.2	9,108.6
Commitments and contingencies (Note 8)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,617,648 shares outstanding at March 31, 2022, 120,319,577 shares outstanding at December 31, 2021	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 15 shares outstanding at March 31, 2022, 15 shares outstanding at December 31, 2021	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Treasury stock, at cost, 6,731,747 shares outstanding at March 31, 2022 and 6,676,809 shares outstanding at December 31, 2021	(170.2)	(169.1)
Additional paid in capital	2,882.0	2,874.0
Retained earnings (accumulated deficit)	(817.2)	(796.1)
Accumulated other comprehensive income	16.3	17.3
Total PBF Energy Inc. equity	1,911.0	1,926.2
Noncontrolling interest	615.1	606.6
Total equity	2,526.1	2,532.8
Total liabilities and equity	$12,948.3	$11,641.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$9,141.7	$4,924.8
Cost and expenses:
Cost of products and other	8,206.2	4,191.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	620.4	481.3
Depreciation and amortization expense	118.3	114.1
Cost of sales	8,944.9	4,786.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.5	47.8
Depreciation and amortization expense	1.9	3.4
Change in fair value of contingent consideration	50.3	30.1
Loss (gain) on sale of assets	0.1	(0.6)
Total cost and expenses	9,050.7	4,867.1
Income from operations	91.0	57.7
Other income (expense):
Interest expense, net	(78.4)	(80.3)
Change in Tax Receivable Agreement liability	(19.3)	—
Change in fair value of catalyst obligations	(4.9)	(10.0)
Other non-service components of net periodic benefit cost	2.2	2.0
Income (loss) before income taxes	(9.4)	(30.6)
Income tax benefit	(6.1)	(8.4)
Net income (loss)	(3.3)	(22.2)
Less: net income attributable to noncontrolling interests	17.8	19.1
Net income (loss) attributable to PBF Energy Inc. stockholders	$(21.1)	$(41.3)

Weighted-average shares of Class A common stock outstanding
Basic	120,339,041	119,926,267
Diluted	120,339,041	120,905,716
Net income (loss) available to Class A common stock per share:
Basic	$(0.18)	$(0.34)
Diluted	$(0.18)	$(0.34)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(3.3)	$(22.2)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(1.1)	(0.6)
Net gain on pension and other post-retirement benefits	0.1	0.2
Total other comprehensive income (loss)	(1.0)	(0.4)
Comprehensive income (loss)	(4.3)	(22.6)
Less: comprehensive income attributable to noncontrolling interests	17.8	19.1
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(22.1)	$(41.7)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8
Comprehensive income (loss)	—	—	—	—	—	(21.1)	(1.0)	—	—	17.8	(4.3)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.0)	(10.0)
Stock-based compensation expense	—	—	—	—	6.6	—	—	—	—	0.7	7.3
Transactions in connection with stock-based compensation plans	341,765	—	—	—	0.6	—	—	—	—	—	0.6
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(0.3)	—	—	—	—	—	(0.3)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	11,244	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(54,938)	—	—	—	1.1	—	—	54,938	(1.1)	—	—
Balance, March 31, 2022	120,617,648	$0.1	15	$—	$2,882.0	$(817.2)	$16.3	6,731,747	$(170.2)	$615.1	$2,526.1

Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3
Comprehensive income (loss)	—	—	—	—	—	(41.3)	(0.4)	—	—	19.1	(22.6)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.0)	(10.0)
Stock-based compensation expense	—	—	—	—	5.9	—	—	—	—	1.0	6.9
Transactions in connection with stock-based compensation plans	106,882	—	—	—	(0.5)	—	—	—	—	—	(0.5)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	38,024	—	—	—	0.2	—	—	—	—	(0.2)	—
Treasury stock purchases	(65,558)	—	—	—	0.9	—	—	65,558	(0.9)	—	—
Balance, March 31, 2021	120,180,989	$0.1	16	$—	$2,852.7	$(1,068.4)	$(9.5)	6,615,007	$(168.2)	$569.4	$2,176.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3.3)	$(22.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	124.6	121.7
Stock-based compensation	7.7	7.4
Change in fair value of catalyst obligations	4.9	10.0
Deferred income taxes	(6.1)	(7.7)
Change in Tax Receivable Agreement liability	19.3	—
Non-cash change in inventory repurchase obligations	(40.7)	8.0
Non-cash lower of cost or market inventory adjustment	—	(405.6)
Change in fair value of contingent consideration	50.3	30.1
Pension and other post-retirement benefit costs	11.9	12.8
Loss (gain) on sale of assets	0.1	(0.6)

Changes in operating assets and liabilities:
Accounts receivable	(537.5)	(350.6)
Inventories	(388.4)	(220.6)
Prepaid and other current assets	(161.1)	(78.9)
Accounts payable	683.8	293.0
Accrued expenses	545.7	638.0
Deferred revenue	13.2	(25.5)
Other assets and liabilities	(12.1)	(23.0)
Net cash provided by (used in) operating activities	$312.3	$(13.7)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(118.3)	(37.4)
Expenditures for deferred turnaround costs	(82.2)	(16.8)
Expenditures for other assets	(25.0)	(6.3)
Net cash used in investing activities	$(225.5)	$(60.5)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Distributions to PBFX public unitholders	$(9.8)	$(9.7)
Repayments of PBFX revolver borrowings	(25.0)	(15.0)
Repayments of PBF Rail Term Loan	—	(1.8)
Payments on financing leases	(3.0)	(3.5)
Proceeds from insurance premium financing	47.3	48.9
Payments of contingent consideration	(2.6)	(12.2)
Deferred financing costs and other	(0.6)	(0.8)
Net cash provided by financing activities	$6.3	$5.9

Net change in cash and cash equivalents	93.1	(68.3)
Cash and cash equivalents, beginning of period	1,341.5	1,609.5
Cash and cash equivalents, end of period	$1,434.6	$1,541.2

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$120.6	$45.4
Assets acquired or remeasured under operating and financing leases	24.5	(152.8)
Cash paid during the period for:
Interest (net of capitalized interest of $4.2 million and $2.2 million in 2022 and 2021, respectively)	$34.6	$41.2
Income taxes	0.1	1.9

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $53.3 and $33.9, respectively)	$1,434.6	$1,339.8
Accounts receivable	1,815.1	1,277.6
Inventories	2,893.5	2,505.1
Prepaid and other current assets	236.4	75.0
Total current assets	6,379.6	5,197.5
Property, plant and equipment, net (PBFX: $779.4 and $787.3, respectively)	4,955.2	4,902.2
Lease right of use assets	719.7	717.1
Deferred charges and other assets, net	893.8	822.9
Total assets	$12,948.3	$11,639.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,625.1	$911.7
Accrued expenses	3,357.7	2,792.6
Deferred revenue	56.0	42.7
Current operating lease liabilities	70.5	64.9
Current debt	29.9	—
Total current liabilities	5,139.2	3,811.9
Long-term debt (PBFX: $598.0 and $622.5, respectively)	4,248.7	4,295.8
Affiliate note payable	379.7	375.2
Deferred tax liabilities	16.1	24.2
Long-term operating lease liabilities	572.5	570.4
Long-term financing lease liabilities	66.7	70.6
Other long-term liabilities	275.4	252.4
Total liabilities	10,698.3	9,400.5
Commitments and contingencies (Note 8)
Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 927,990 and 927,990 issued and outstanding at March 31, 2022 and December 31, 2021, no par or stated value	17.6	17.6
Series C Units, 120,638,879 and 120,340,808 issued and outstanding at March 31, 2022 and December 31, 2021, no par or stated value	2,251.4	2,245.0
Treasury stock, at cost	(170.2)	(169.1)
Retained earnings (accumulated deficit)	(392.9)	(390.9)
Accumulated other comprehensive income	19.3	20.3
Total PBF Energy Company LLC equity	1,725.2	1,722.9
Noncontrolling interest	519.7	511.2
Total equity	2,244.9	2,234.1
Total liabilities, Series B units and equity	$12,948.3	$11,639.7

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Revenues	$9,141.7	$4,924.8
Cost and expenses:
Cost of products and other	8,206.2	4,191.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	620.4	481.3
Depreciation and amortization expense	118.3	114.1
Cost of sales	8,944.9	4,786.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.1	47.5
Depreciation and amortization expense	1.9	3.4
Change in fair value of contingent consideration	50.3	30.1
Loss (gain) on sale of assets	0.1	(0.6)
Total cost and expenses	9,050.3	4,866.8
Income from operations	91.4	58.0
Other income (expense):
Interest expense, net	(81.0)	(82.9)
Change in fair value of catalyst obligations	(4.9)	(10.0)
Other non-service components of net periodic benefit cost	2.2	2.0
Income (loss) before income taxes	7.7	(32.9)
Income tax benefit	(8.1)	(10.6)
Net income (loss)	15.8	(22.3)
Less: net income attributable to noncontrolling interests	17.8	19.5
Net income (loss) attributable to PBF Energy Company LLC	$(2.0)	$(41.8)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$15.8	$(22.3)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(1.1)	(0.6)
Net gain on pension and other post-retirement benefits	0.1	0.2
Total other comprehensive income (loss)	(1.0)	(0.4)
Comprehensive income (loss)	14.8	(22.7)
Less: comprehensive income attributable to noncontrolling interests	17.8	19.5
Comprehensive income (loss) attributable to PBF Energy Company LLC	$(3.0)	$(42.2)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2021	927,990	$17.6	120,340,808	$2,245.0	$20.3	$(390.9)	$511.2	$(169.1)	$2,234.1
Comprehensive income (loss)	—	—	—	—	(1.0)	(2.0)	17.8	—	14.8
Exchange of Series A units for PBF Energy Class A common stock	(11,244)	—	11,244	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(10.0)	—	(10.0)
Stock-based compensation expense	—	—	—	6.6	—	—	0.7	—	7.3
Transactions in connection with stock-based compensation plans	11,244	—	341,765	(1.3)	—	—	—	—	(1.3)
Treasury stock purchases	—	—	(54,938)	1.1	—	—	—	(1.1)	—
Balance, March 31, 2022	927,990	$17.6	120,638,879	$2,251.4	$19.3	$(392.9)	$519.7	$(170.2)	$2,244.9

Balance, December 31, 2020	970,647	$17.6	120,122,872	$2,220.3	$(6.1)	$(690.5)	$466.1	$(167.3)	$1,840.1
Comprehensive income (loss)	—	—	—	—	(0.4)	(41.8)	19.5	—	(22.7)
Exchange of Series A units for PBF Energy Class A common stock	(38,024)	(0.2)	38,024	0.2	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(10.0)	—	(10.0)
Stock-based compensation expense	—	—	—	5.9	—	—	1.0	—	6.9
Transactions in connection with stock-based compensation plans	61,324	0.3	106,882	(0.8)	—	—	—	—	(0.5)
Treasury stock purchases	—	—	(65,558)	0.9	—	—	—	(0.9)	—
Balance, March 31, 2021	993,947	$17.7	120,202,220	$2,226.5	$(6.5)	$(732.3)	$476.6	$(168.2)	$1,813.8

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$15.8	$(22.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	124.6	121.7
Stock-based compensation	7.7	7.4
Change in fair value of catalyst obligations	4.9	10.0
Deferred income taxes	(8.1)	(9.4)
Non-cash change in inventory repurchase obligations	(40.7)	8.0
Non-cash lower of cost or market inventory adjustment	—	(405.6)
Change in fair value of contingent consideration	50.3	30.1
Pension and other post-retirement benefit costs	11.9	12.8
Loss (gain) on sale of assets	0.1	(0.6)

Changes in operating assets and liabilities:
Accounts receivable	(537.5)	(350.6)
Inventories	(388.4)	(220.6)
Prepaid and other current assets	(161.1)	(78.9)
Accounts payable	683.8	292.4
Accrued expenses	547.0	642.2
Deferred revenue	13.2	(25.5)
Other assets and liabilities	(12.1)	(23.0)
Net cash provided by (used in) operating activities	$311.4	$(11.9)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(118.3)	(37.4)
Expenditures for deferred turnaround costs	(82.2)	(16.8)
Expenditures for other assets	(25.0)	(6.3)
Net cash used in investing activities	$(225.5)	$(60.5)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Distributions to PBFX public unitholders	$(9.8)	$(9.7)
Repayments of PBFX revolver borrowings	(25.0)	(15.0)
Payments of contingent consideration	(2.6)	(12.2)
Repayments of PBF Rail Term Loan	—	(1.8)
Payments on financing leases	(3.0)	(3.5)
Proceeds from insurance premium financing	47.3	48.9
Affiliate note payable with PBF Energy Inc.	4.5	—
Deferred financing costs and other	(2.5)	(0.8)
Net cash provided by financing activities	8.9	5.9

Net change in cash and cash equivalents	94.8	(66.5)
Cash and cash equivalents, beginning of period	1,339.8	1,607.3
Cash and cash equivalents, end of period	$1,434.6	$1,540.8

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$120.6	$45.4
Assets acquired or remeasured under operating and financing leases	24.5	(152.8)
Cash paid during the period for:
Interest (net of capitalized interest of $4.2 million and $2.2 million in 2022 and 2021, respectively)	$34.6	$41.2
Income taxes	0.1	0.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF Energy Company LLC (“PBF LLC”), which has a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Condensed Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 9 - Equity”).
PBF Energy holds a 99.2% economic interest in PBF LLC as of March 31, 2022 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.8% economic interest in PBF LLC. The amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.
As of March 31, 2022, PBF LLC also held a 47.9% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 9 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of the Notes to Condensed Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted in such footnotes.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Guidance
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform, by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from London Interbank Offered Rate and other interbank rates. The Company’s adoption of this guidance did not have, and is not anticipated to have, a material impact on its Consolidated Financial Statements and related disclosures.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded MLP that owns and operates crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of March 31, 2022, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF Logistics GP LLC (“PBF GP”), has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
With respect to distributions paid during the three months ended March 31, 2022, PBFX paid a distribution on outstanding common units of $0.30 per unit on March 10, 2022 of which $9.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.

3. CURRENT EXPECTED CREDIT LOSSES

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2022 or December 31, 2021.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

March 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,198.2	$210.9	$1,409.1
Refined products and blendstocks	1,030.3	310.7	1,341.0
Warehouse stock and other	143.4	—	143.4
	$2,371.9	$521.6	$2,893.5
Lower of cost or market adjustment	—	—	—
Total inventories	$2,371.9	$521.6	$2,893.5

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1
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
Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the "Refineries") and delivered into storage tanks at the Refineries (the "Storage Tanks"). The J. Aron Products are sold back to the Company as the J. Aron Products are discharged out of the Storage Tanks. These purchases and sales are settled daily, and pricing is trued-up monthly at the market prices related to those J. Aron Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the Refineries to J. Aron. Additionally, J. Aron has the right to store the J. Aron Products purchased in Storage Tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreement. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
At March 31, 2022 the replacement value of inventories exceeded the last-in, first-out carrying value. There was no lower of cost or market (“LCM”) inventory reserve at March 31, 2022 and December 31, 2021.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $405.6 million, reflecting the net change in the LCM inventory reserve from $669.6 million at December 31, 2020 to $264.0 million at March 31, 2021.

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	March 31, 2022	December 31, 2021
Inventory-related accruals	$1,318.0	$959.9
Renewable energy credit and emissions obligations (a)	1,141.0	953.9
Inventory intermediation agreement (b)	268.6	280.1
Excise and sales tax payable	103.5	112.7
Accrued transportation costs	94.7	91.0
Accrued capital expenditures	76.5	62.8
Accrued interest	75.7	37.7
Accrued utilities	64.3	73.0
Accrued refinery maintenance and support costs	41.5	55.8
Accrued salaries and benefits	28.7	59.5
Environmental liabilities	14.7	14.9
Current finance lease liabilities	11.2	11.1
Customer deposits	1.6	3.5
Contingent consideration	0.5	2.9
Other	63.7	21.6
Total accrued expenses	$3,304.2	$2,740.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PBF LLC (in millions)	March 31, 2022	December 31, 2021
Inventory-related accruals	$1,318.0	$959.9
Renewable energy credit and emissions obligations (a)	1,141.0	953.9
Inventory intermediation agreement (b)	268.6	280.1
Accrued interest	126.6	86.0
Excise and sales tax payable	103.5	112.7
Accrued transportation costs	94.7	91.0
Accrued capital expenditures	76.5	62.8
Accrued utilities	64.3	73.0
Accrued refinery maintenance and support costs	41.5	55.8
Accrued salaries and benefits	28.7	59.5
Environmental liabilities	14.7	14.9
Current finance lease liabilities	11.2	11.1
Customer deposits	1.6	3.5
Contingent consideration	0.5	2.9
Other	66.3	25.5
Total accrued expenses	$3,357.7	$2,792.6
______________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of March 31, 2022, the Company had entered into $756.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Final settlement of the Company’s RINs obligation for annual compliance years 2020 through 2022 are subject to final rule making by EPA. Currently, our obligations are anticipated to require settlement in 2023. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the Inventory Intermediation Agreement with J. Aron. As of March 31, 2022 and December 31, 2021, a liability is recognized for the Inventory Intermediation Agreement and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	March 31, 2022	December 31, 2021
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	826.5	826.5
2025 Senior Notes	669.5	669.5
PBFX 2023 Senior Notes	525.0	525.0
Revolving Credit Facility	900.0	900.0
PBFX Revolving Credit Facility	75.0	100.0
Catalyst financing arrangements	63.3	58.4
	4,309.3	4,329.4
Less — Current debt	(29.9)	—
Unamortized premium	1.2	1.4
Unamortized deferred financing costs	(31.9)	(35.0)
Long-term debt	$4,248.7	$4,295.8

7. AFFILIATE NOTE PAYABLE - PBF LLC
As of March 31, 2022 and December 31, 2021, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $379.7 million and $375.2 million, respectively. The note payable has a maturity date of April 2030, an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

8. COMMITMENTS AND CONTINGENCIES
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $116.5 million as of March 31, 2022 ($118.5 million as of December 31, 2021), and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $158.7 million and $157.0 million at March 31, 2022 and December 31, 2021, respectively, of which $144.0 million and $142.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $79.5 million as of March 31, 2022 and $29.4 million as of December 31, 2021.
In connection with the PBFX acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between PBFX and Crown Point included an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”). PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $0.5 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively, representing the present value of expected future payments. The short-term PBFX Contingent Consideration is included in “Accrued expenses” within the Company’s Condensed Consolidated Balance Sheets.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of March 31, 2022 (99.2% as of December 31, 2021). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of March 31, 2022 and December 31, 2021, the Company recognized liabilities of $67.6 million and $48.3 million related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 12 - Income Taxes” for more details.

9. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.2% as of both March 31, 2022 and December 31, 2021.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2021 and March 31, 2022 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2021	927,990	120,319,577	121,247,567
	0.8%	99.2%	100.0%
March 31, 2022	927,990	120,617,648	121,545,638
	0.8%	99.2%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 47.9% limited partner interest in PBFX with the remaining 52.1% limited partner interest owned by the public common unitholders as of March 31, 2022. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages in PBFX as of December 31, 2021 and March 31, 2022 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2021	32,621,013	29,953,631	62,574,644
	52.1%	47.9%	100.0%
March 31, 2022	32,644,224	29,953,631	62,597,855
	52.1%	47.9%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three months ended March 31, 2022 and March 31, 2021 the Company recorded noncontrolling interest in the (losses) earnings of these subsidiaries of $(1.1) million and $0.2 million, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2022 and 2021, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive income (loss)	(22.1)	—	(1.1)	18.9	(4.3)
Dividends and distributions	—	—	—	(10.0)	(10.0)
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	(0.3)	—	—	—	(0.3)
Stock-based compensation	6.6	—	—	0.7	7.3
Transactions in connection with stock-based compensation plans	0.6	—	—	—	0.6
Balance at March 31, 2022	$1,911.0	$95.4	$11.1	$508.6	$2,526.1

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
Comprehensive income (loss)	(41.7)	(0.4)	0.2	19.3	(22.6)
Dividends and distributions	—	—	—	(10.0)	(10.0)
Stock-based compensation	5.9	—	—	1.0	6.9
Transactions in connection with stock-based compensation plans	(0.5)	—	—	—	(0.5)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.2	(0.2)	—	—	—
Balance at March 31, 2021	$1,606.7	$92.8	$10.8	$465.8	$2,176.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the three months ended March 31, 2022 and 2021, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,722.9	$12.2	$499.0	$2,234.1
Comprehensive income (loss)	(3.0)	(1.1)	18.9	14.8
Dividends and distributions	—	—	(10.0)	(10.0)
Stock-based compensation	6.6	—	0.7	7.3
Transactions in connection with stock-based compensation plans	(1.3)	—	—	(1.3)
Balance at March 31, 2022	$1,725.2	$11.1	$508.6	$2,244.9

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,374.0	$10.6	$455.5	$1,840.1
Comprehensive income (loss)	(42.2)	0.2	19.3	(22.7)
Dividends and distributions	—	—	(10.0)	(10.0)
Stock-based compensation	5.9	—	1.0	6.9
Transactions in connection with stock-based compensation plans	(0.5)	—	—	(0.5)
Balance at March 31, 2021	$1,337.2	$10.8	$465.8	$1,813.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended March 31,
Pension Benefits	2022	2021
Components of net periodic benefit cost:
Service cost	$13.9	$14.4
Interest cost	2.0	1.3
Expected return on plan assets	(4.4)	(3.6)
Net periodic benefit cost	$11.5	$12.1

(in millions)	Three Months Ended March 31,
Post-Retirement Medical Plan	2022	2021
Components of net periodic benefit cost:
Service cost	$0.2	$0.4
Interest cost	0.1	0.1
Amortization of prior service cost and actuarial loss	0.1	0.2
Net periodic benefit cost	$0.4	$0.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. REVENUES
As described in “Note 15 - Segment Information”, the Company’s business consists of the Refining segment and Logistics segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended March 31,
(in millions)	2022	2021
Refining Segment:
Gasoline and distillates	$8,037.7	$4,230.1
Asphalt and blackoils	458.9	215.4
Feedstocks and other	334.9	212.3
Chemicals	207.0	194.7
Lubricants	89.7	60.7
Total	9,128.2	4,913.2
Logistics Segment:
Logistics	89.4	87.5
Total revenues prior to eliminations	9,217.6	5,000.7
Elimination of intercompany revenues	(75.9)	(75.9)
Total Revenues	$9,141.7	$4,924.8
The majority of the Company’s revenues are generated from the sale of refined products reported in the Refining segment. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Refining segment also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606, Revenue from Contracts with Customers.
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $56.0 million and $42.7 million as of March 31, 2022 and December 31, 2021, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.2% as of both March 31, 2022 and December 31, 2021). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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
The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Current income tax benefit	$—	$(0.7)
Deferred income tax benefit	(6.1)	(7.7)
Total income tax benefit	$(6.1)	$(8.4)
The income tax provision is based on earnings (losses) before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three months ended March 31, 2022 and March 31, 2021, was 22.4% and 16.9%, respectively.
PBF Energy’s effective income tax rate for the three months ended March 31, 2022, including the impact of income attributable to noncontrolling interests of $17.8 million, was 64.9%. PBF Energy’s effective income tax rate for the three months ended March 31, 2021, including the impact of income attributable to noncontrolling interests of $19.1 million, was 27.5%.
For the three months ended March 31, 2022, the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to the changes in the deferred tax asset valuation allowance.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Current income tax benefit	$—	$(1.2)
Deferred income tax benefit	(8.1)	(9.4)
Total income tax benefit	$(8.1)	$(10.6)
The Company has determined there are no material uncertain tax positions as of March 31, 2022. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2022 and December 31, 2021.
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

	As of March 31, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$90.1	$—	$—	$90.1	N/A	$90.1
Commodity contracts	197.2	—	—	197.2	(197.2)	—
Derivatives included with inventory intermediation agreement obligations	—	60.4	—	60.4	—	60.4
Liabilities:
Commodity contracts	249.1	—	—	249.1	(197.2)	51.9
Catalyst obligations	—	63.3	—	63.3	—	63.3
Renewable energy credit and emissions obligations	—	1,141.0	—	1,141.0	—	1,141.0
Contingent consideration obligations	—	—	80.0	80.0	—	80.0

	As of December 31, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$270.1	$—	$—	$270.1	N/A	$270.1
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included with inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9	—	953.9
Contingent consideration obligations	—	—	32.3	32.3	—	32.3

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
•The contingent consideration obligations at March 31, 2022 and December 31, 2021 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2022 and December 31, 2021, $19.7 million and $20.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration:

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$32.3	$12.1
Additions	—	—
Settlements	(2.6)	(12.1)
Unrealized loss included in earnings	50.3	30.1
Balance at end of period	$80.0	$30.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended March 31, 2022 or the three months ended March 31, 2021.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,292.8	$1,250.0	$1,192.7
2028 Senior Notes (a)	826.5	660.2	826.5	520.9
2025 Senior Notes (a)	669.5	603.4	669.5	475.9
PBFX 2023 Senior Notes (a)	525.0	523.0	525.0	513.7
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
PBFX Revolving Credit Facility (b)	75.0	75.0	100.0	100.0
Catalyst financing arrangements (c)	63.3	63.3	58.4	58.4
	4,309.3	4,117.7	4,329.4	3,761.6
Less - Current debt	(29.9)	(29.9)	—	—
Unamortized premium	1.2	n/a	1.4	n/a
Less - Unamortized deferred financing costs	(31.9)	n/a	(35.0)	n/a
Long-term debt	$4,248.7	$4,087.8	$4,295.8	$3,761.6

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022 and December 31, 2021, there were 2,714,315 and 2,081,783 barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges, respectively. As of March 31, 2022, there were 1,881,877 barrels of intermediates and refined products (2,070,550 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2022, there were 41,705,000 barrels of crude oil and 2,225,000 barrels of refined products (36,246,000 and 5,819,000, respectively, as of December 31, 2021), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2022 and December 31, 2021, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
March 31, 2022:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$60.4
December 31, 2021:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$19.7

Derivatives not designated as hedging instruments:
March 31, 2022:
Commodity contracts	Accounts receivable	$(51.9)
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2022:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$40.7
For the three months ended March 31, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8.0)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2022:
Commodity contracts	Cost of products and other	$(26.9)
For the three months ended March 31, 2021:
Commodity contracts	Cost of products and other	$(14.8)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(40.7)
For the three months ended March 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.0
The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2022 or the three months ended March 31, 2021.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2022 and March 31, 2021 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2022
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,128.2	$89.4	$—	$(75.9)	$9,141.7
Depreciation and amortization expense	108.8	9.5	1.9	—	120.2
Income (loss) from operations	146.1	46.4	(101.5)	—	91.0
Interest expense, net	3.1	10.1	65.2	—	78.4
Capital expenditures	223.1	1.4	1.0	—	225.5

	Three Months Ended March 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,913.2	$87.5	$—	$(75.9)	$4,924.8
Depreciation and amortization expense	104.7	9.4	3.4	—	117.5
Income (loss) from operations	85.9	47.9	(76.1)	—	57.7
Interest expense, net	1.8	10.7	67.8	—	80.3
Capital expenditures	58.1	1.3	1.1	—	60.5

	Balance at March 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,049.8	$903.0	$47.4	$(51.9)	$12,948.3

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$48.5	$(61.7)	$11,641.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2022
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,128.2	$89.4	$—	$(75.9)	$9,141.7
Depreciation and amortization expense	108.8	9.5	1.9	—	120.2
Income (loss) from operations	146.1	46.4	(101.1)	—	91.4
Interest expense, net	3.1	10.1	67.8	—	81.0
Capital expenditures	223.1	1.4	1.0	—	225.5

	Three Months Ended March 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$4,913.2	$87.5	$—	$(75.9)	$4,924.8
Depreciation and amortization expense	104.7	9.4	3.4	—	117.5
Income (loss) from operations	85.9	47.9	(75.8)	—	58.0
Interest expense, net	1.8	10.7	70.4	—	82.9
Capital expenditures	58.1	1.3	1.1	—	60.5

	Balance at March 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,049.8	$903.0	$47.4	$(51.9)	$12,948.3

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$46.8	$(61.7)	$11,639.7

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended March 31,
Basic Earnings Per Share:	2022	2021
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(21.1)	$(41.3)
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$(21.1)	$(41.3)
Denominator for basic net income (loss) per Class A common share - weighted average shares	120,339,041	119,926,267
Basic net income (loss) attributable to PBF Energy per Class A common share	$(0.18)	$(0.34)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(21.1)	$(41.3)
Plus: Net income (loss) attributable to noncontrolling interest (1)	—	(0.4)
Less: Income tax (expense) benefit on net income (loss) attributable to noncontrolling interest (1)	—	0.1
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(21.1)	$(41.6)

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	120,339,041	119,926,267
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	—	979,449
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	120,339,041	120,905,716
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$(0.18)	$(0.34)

___________________________________________

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 25.9% and a 26.6% estimated annualized statutory corporate tax rate for the three months ended March 31, 2022 and March 31, 2021, respectively), attributable to the converted units.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 14,804,565 and 11,699,893 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended March 31, 2022 and March 31, 2021, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

17. SUBSEQUENT EVENTS
PBFX Distributions
On April 28, 2022, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on May 26, 2022 to PBFX unitholders of record at the close of business on May 12, 2022.
Extinguishment of Debt
In April 2022, the Company repurchased $29.9 million of outstanding 6.00% senior unsecured notes due 2028 and 7.25% senior unsecured notes due 2025 for cash consideration of approximately $25.8 million. These notes are reflected as Current debt on the Condensed Consolidated Balance Sheets and were repurchased using cash on hand at March 31, 2022. The related gain on extinguishment of approximately $3.8 million will be recognized in the second quarter of 2022 in the Condensed Consolidated Statements of Operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy and PBF LLC included in the Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of March 31, 2022. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. As of March 31, 2022, PBF LLC also holds a 47.9% limited partner interest and a non-economic general partner interest in PBFX, a publicly-traded MLP.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2022, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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

As of March 31, 2022, PBF Energy owned 120,638,879 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 927,990 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.2% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power in us (99.2% and 0.8% as of December 31, 2021, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
Market Developments
We continue to adjust our operational plans to the evolving market conditions and continue to monitor and manage operating expenses through reductions in discretionary activities and third-party services. Market conditions currently include high crude oil prices, tight domestic supplies and elevated refining margins as a result of sustained increases in demand, coupled with global supply disruption related to sanctions imposed on Russia for its invasion of Ukraine.
We also remain focused on enhancing the profitability and reliability of our core operations. Our full-year refining capital expenditures are expected to range from $500.0 million to $550.0 million. While our refining capital expenditures in 2022 are projected to increase in comparison to 2021, we continue to focus on capital discipline, with turnaround and other mandatory spend accounting for the majority of total planned refining capital expenses for 2022. Consistent with our prior year approach, we will be responsive in regards to the pace of capital expenditures and scope of turnarounds depending on market conditions.
Renewable Diesel Project
We continue to advance on our project for a renewable fuels production facility co-located at our Chalmette refinery. The project incorporates certain idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 barrel per day renewable diesel production facility. During the first quarter of 2022, we invested approximately $40.0 million in incremental capital to continue to progress and incubate the project with the goal of being in production in the first half of 2023. Concurrently with our activities to progress the project, we are continuing discussions with potential strategic and financial partners.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic at the end of the quarter ended March 31, 2020, created a shock in oil demand resulting in an economic challenge to our industry which has not occurred since our formation. This resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. The demand for these products started to rebound in 2021 and continued to improve in the three months ended March 31, 2022. Additionally, refining margins improved in the first quarter of 2022 as a result of global supply disruption.
Debt and Credit Facilities
Revolving Credit Facility
The outstanding borrowings under the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) as of both March 31, 2022 and December 31, 2021 were $900.0 million.

PBFX Revolving Credit Facility
During the three months ended March 31, 2022, PBFX made net repayments of $25.0 million on the PBFX five-year, $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”), resulting in outstanding borrowings as of March 31, 2022 of $75.0 million. There was $100.0 million of outstanding borrowings under the PBFX Revolving Credit Facility as of December 31, 2021.
Tax Receivable Agreement
As of March 31, 2022, PBF Energy recognized a liability for the Tax Receivable Agreement of $67.6 million ($48.3 million as of December 31, 2021) reflecting the estimate of the undiscounted amounts that the Company expected to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2022 and 2021 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Three Months Ended March 31,
	2022	2021
Revenues	$9,141.7	$4,924.8
Cost and expenses:
Cost of products and other	8,206.2	4,191.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	620.4	481.3
Depreciation and amortization expense	118.3	114.1
Cost of sales	8,944.9	4,786.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.5	47.8
Depreciation and amortization expense	1.9	3.4
Change in fair value of contingent consideration	50.3	30.1
Loss (gain) on sale of assets	0.1	(0.6)
Total cost and expenses	9,050.7	4,867.1
Income from operations	91.0	57.7
Other income (expense):
Interest expense, net	(78.4)	(80.3)
Change in Tax Receivable Agreement liability	(19.3)	—
Change in fair value of catalyst obligations	(4.9)	(10.0)
Other non-service components of net periodic benefit cost	2.2	2.0
Income (loss) before income taxes	(9.4)	(30.6)
Income tax benefit	(6.1)	(8.4)
Net income (loss)	(3.3)	(22.2)
Less: net income attributable to noncontrolling interests	17.8	19.1
Net income (loss) attributable to PBF Energy Inc. stockholders	$(21.1)	$(41.3)
Consolidated gross margin	$196.8	$138.4
Gross refining margin (1)	$850.7	$650.2
Net income (loss) available to Class A common stock per share:
Basic	$(0.18)	$(0.34)
Diluted	$(0.18)	$(0.34)

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended March 31,
	2022	2021
Revenues	$9,141.7	$4,924.8
Cost and expenses:
Cost of products and other	8,206.2	4,191.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	620.4	481.3
Depreciation and amortization expense	118.3	114.1
Cost of sales	8,944.9	4,786.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.1	47.5
Depreciation and amortization expense	1.9	3.4
Change in fair value of contingent consideration	50.3	30.1
Loss (gain) on sale of assets	0.1	(0.6)
Total cost and expenses	9,050.3	4,866.8
Income from operations	91.4	58.0
Other income (expense):
Interest expense, net	(81.0)	(82.9)
Change in fair value of catalyst obligations	(4.9)	(10.0)
Other non-service components of net periodic benefit cost	2.2	2.0
Income (loss) before income taxes	7.7	(32.9)
Income tax benefit	(8.1)	(10.6)
Net income (loss)	15.8	(22.3)
Less: net income attributable to noncontrolling interests	17.8	19.5
Net income (loss) attributable to PBF Energy Company LLC	$(2.0)	$(41.8)

Operating Highlights	Three Months Ended March 31,
	2022	2021
Key Operating Information
Production (bpd in thousands)	844.3	758.2
Crude oil and feedstocks throughput (bpd in thousands)	832.6	745.5
Total crude oil and feedstocks throughput (millions of barrels)	74.9	67.1
Consolidated gross margin per barrel of throughput	$2.63	$2.07
Gross refining margin, excluding special items, per barrel of throughput (1)	$11.36	$3.65
Refinery operating expense, per barrel of throughput	$7.95	$6.86

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	36%
Medium	32%	31%
Light	18%	18%
Other feedstocks and blends	16%	15%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	54%
Distillates and distillate blendstocks	34%	30%
Lubes	1%	1%
Chemicals	2%	2%
Other	16%	15%
Total yield	101%	102%

(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2022	2021
	(dollars per barrel, except as noted)
Dated Brent crude oil	$101.75	$61.16
West Texas Intermediate (WTI) crude oil	$95.22	$58.13
Light Louisiana Sweet (LLS) crude oil	$97.50	$60.26
Alaska North Slope (ANS) crude oil	$96.13	$61.07
Crack Spreads
Dated Brent (NYH) 2-1-1	$21.69	$12.06
WTI (Chicago) 4-3-1	$17.94	$11.56
LLS (Gulf Coast) 2-1-1	$24.14	$12.05
ANS (West Coast-LA) 4-3-1	$32.84	$15.75
ANS (West Coast-SF) 3-2-1	$29.39	$12.92
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.54	$3.03
Dated Brent less Maya (heavy, sour)	$12.24	$4.53
Dated Brent less WTS (sour)	$6.74	$2.26
Dated Brent less ASCI (sour)	$8.63	$2.77
WTI less WCS (heavy, sour)	$15.31	$12.01
WTI less Bakken (light, sweet)	$(3.49)	$0.50
WTI less Syncrude (light, sweet)	$0.18	$0.97
WTI less LLS (light, sweet)	$(2.28)	$(2.13)
WTI less ANS (light, sweet)	$(0.92)	$(2.94)
Natural gas (dollars per MMBTU)	$4.59	$2.72
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Overview— PBF Energy net loss was $3.3 million for the three months ended March 31, 2022 compared to a net loss of $22.2 million for the three months ended March 31, 2021. PBF LLC net income was $15.8 million for the three months ended March 31, 2022 compared to a net loss of $22.3 million for the three months ended March 31, 2021. Net loss attributable to PBF Energy stockholders was $21.1 million, or $(0.18) per diluted share, for the three months ended March 31, 2022 ($(0.18) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $0.35 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), compared to net loss attributable to PBF Energy stockholders of $41.3 million, or $(0.34) per diluted share, for the three months ended March 31, 2021 ($(0.34) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(2.61) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net loss attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax benefit. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% for the three months ended March 31, 2022 and 2021.

Our results for the three months ended March 31, 2022 were negatively impacted by special items consisting of a change in fair value of contingent consideration of $50.3 million, or $37.3 million net of tax, primarily related to the acquisition of the Martinez refinery and logistic assets (the “Martinez Acquisition”), a $12.8 million tax expense associated with the remeasurement of certain deferred tax assets, and pre-tax charges associated with the change in the Tax Receivable Agreement liability of $19.3 million, or $14.3 million net of tax. Our results for the three months ended March 31, 2021 were positively impacted by special items consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $405.6 million, or $297.7 million net of tax, offset by a change in the fair value of contingent consideration of $30.1 million, or $22.1 million net of tax, primarily related to the Martinez Acquisition and $1.7 million tax expense associated with the remeasurement of certain deferred tax assets.
Excluding the impact of these special items, when comparing our results to the three months ended March 31, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at all of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, cost of products sold and operating income. During the three months ended March 31, 2021, despite signs of demand recovery and improving refining margins in the Mid-Continent, our results continued to be negatively impacted by the ongoing COVID-19 pandemic. In addition, in the first quarter of 2021, we experienced unfavorable movements in certain crude oil differentials and overall lower throughput volumes and barrels sold across the majority of the refineries.
Revenues— Revenues totaled $9.1 billion for the three months ended March 31, 2022 compared to $4.9 billion for the three months ended March 31, 2021, an increase of approximately $4.2 billion, or 85.7%. Revenues per barrel were $107.58 and $67.47 for the three months ended March 31, 2022 and 2021, respectively, an increase of 59.4% directly related to higher hydrocarbon commodity prices. For the three months ended March 31, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,100 bpd, 136,700 bpd, 163,100 bpd and 269,700 bpd, respectively. For the three months ended March 31, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 242,800 bpd, 117,200 bpd, 153,800 bpd and 231,700 bpd, respectively. For the three months ended March 31, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 318,700 bpd, 139,800 bpd, 175,700 bpd and 310,000 bpd, respectively. For the three months ended March 31, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 270,800 bpd, 129,800 bpd, 154,000 bpd and 256,400 bpd, respectively.
The throughput rates at all of our refineries were higher in the three months ended March 31, 2022 compared to the same period in 2021. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $196.8 million for the three months ended March 31, 2022, compared to $138.4 million for the three months ended March 31, 2021, an increase of approximately $58.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $850.7 million, or $11.36 per barrel of throughput for the three months ended March 31, 2022 compared to $650.2 million, or $9.70 per barrel of throughput for the three months ended March 31, 2021, an increase of approximately $200.5 million. Gross refining margin excluding special items totaled $850.7 million or $11.36 per barrel of throughput for the three months ended March 31, 2022 compared to $244.6 million or $3.65 per barrel of throughput for the three months ended March 31, 2021, an increase of $606.1 million.

During the three months ended March 31, 2022, our margin calculation was not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all of our refineries. For the three months ended March 31, 2021, special items impacting our margin calculations included a non-cash LCM inventory benefit of approximately $405.6 million on a net basis, resulting from an increase in crude oil and refined product prices from the year ended 2020 to the end of the first quarter of 2021.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $194.4 million for the three months ended March 31, 2022 in comparison to $283.1 million for the three months ended March 31, 2021.
Average industry margins were mostly favorable during the three months ended March 31, 2022 in comparison to the same period in 2021, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices, in addition to increased refining margins as a result of global supply disruptions.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $21.69 per barrel, or 79.9% higher, in the three months ended March 31, 2022, as compared to $12.06 per barrel in the same period in 2021. Our margins were impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differentials, which increased by $7.71 per barrel, slightly offset by weakened WTI/Bakken differentials, which decreased by $3.99 per barrel, in comparison to the same period in 2021. The WTI/WCS differential increased to $15.31 per barrel in the three months ended March 31, 2022 compared to $12.01 in the same period in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $17.94 per barrel, or 55.2% higher, in the three months ended March 31, 2022 as compared to $11.56 per barrel in the same period in 2021. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential and WTI/Syncrude differential, which decreased by $3.99 per barrel and $0.79 per barrel, respectively.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $24.14 per barrel, or 100.3% higher, in the three months ended March 31, 2022 as compared to $12.05 per barrel in the same period in 2021. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $2.28 per barrel during the three months ended March 31, 2022 as compared to a premium of $2.13 per barrel in the same period of 2021.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $32.84 per barrel, or 108.5% higher, in the three months ended March 31, 2022 as compared to $15.75 per barrel in the same period in 2021. Additionally (West Coast) 3-2-1 industry crack spread was $29.39 per barrel, or 127.5% higher, in the three months ended March 31, 2022 as compared to $12.92 per barrel in the same period in 2021. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $0.92 per barrel during the three months ended March 31, 2022 as compared to a premium of $2.94 per barrel in the same period of 2021.

Operating Expenses— Operating expenses totaled $620.4 million for the three months ended March 31, 2022 compared to $481.3 million for the three months ended March 31, 2021, an increase of approximately $139.1 million, or 28.9%. Of the total $620.4 million of operating expenses for the three months ended March 31, 2022, $595.6 million or $7.95 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $24.8 million related to expenses incurred by the Logistics segment ($460.2 million or $6.86 per barrel of throughput, and $21.1 million of operating expenses for the three months ended March 31, 2021 related to the Refining and Logistics segments, respectively). Increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2021. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production when compared to the same period in 2021.
General and Administrative Expenses— General and administrative expenses totaled $53.5 million for the three months ended March 31, 2022 compared to $47.8 million for the three months ended March 31, 2021, an increase of approximately $5.7 million or 11.9%. The slight increase in general and administrative expenses for the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021 primarily related to increased salaries, wages and benefits, and other fixed expenses. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (Gain) on Sale of Assets— There was a loss of $0.1 million and a gain of $0.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively, related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $120.2 million for the three months ended March 31, 2022 (including $118.3 million recorded within Cost of sales) compared to $117.5 million for the three months ended March 31, 2021 (including $114.1 million recorded within Cost of sales), an increase of approximately $2.7 million. The slight increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2021.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $50.3 million for the three months ended March 31, 2022 in comparison to a loss of $30.1 million for the three months ended March 31, 2021. These losses were primarily related to the changes in estimated fair value of the contingent consideration associated with the Martinez Acquisition (the “Martinez Contingent Consideration”).
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the three months ended March 31, 2022 represented a loss of $19.3 million. There was no change in the Tax Receivable Agreement liability for the three months ended March 31, 2021. These losses were primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740 related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $4.9 million for the three months ended March 31, 2022 compared to a loss of $10.0 million for the three months ended March 31, 2021. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Interest Expense, net— PBF Energy interest expense totaled $78.4 million for the three months ended March 31, 2022 compared to $80.3 million for the three months ended March 31, 2021, a decrease of approximately $1.9 million. This slight net decrease in interest expense is mainly attributable to lower outstanding debt due to the repurchase of a portion of the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), in the second half of 2021. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $81.0 million and $82.9 million for the three months ended March 31, 2022 and 2021, respectively (inclusive of $2.6 million and $2.6 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining L.L.C (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited, are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2%, on a weighted-average basis for both the three months ended March 31, 2022 and March 31, 2021. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the three months ended March 31, 2022 and March 31, 2021 was 22.4% and 16.9%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the three months ended March 31, 2022 and 2021 was approximately 0.8%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, changes in the Tax Receivable Agreement liability and net tax expense on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three months ended March 31, 2022 and 2021 (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to PBF Energy Inc. stockholders	$(21.1)	$(41.3)
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	(21.1)	(41.3)
Add: Net income (loss) attributable to noncontrolling interest (1)	(0.1)	(0.4)
Less: Income tax benefit (2)	0.1	0.1
Adjusted fully-converted net income (loss)	$(21.1)	$(41.6)
Special Items: (3)
Add: Non-cash LCM inventory adjustment	—	(405.6)
Add: Change in fair value of contingent consideration	50.3	30.1
Add: Change in Tax Receivable Agreement liability	19.3	—
Add: Net tax expense on remeasurement of deferred tax assets	12.8	1.7
Add: Recomputed income tax on special items	(18.0)	99.9
Adjusted fully-converted net income (loss) excluding special items	$43.3	$(315.5)
Weighted-average shares outstanding of PBF Energy Inc.	120,339,041	119,926,267
Conversion of PBF LLC Series A Units (4)	927,990	979,449
Common stock equivalents (5)	2,282,174	—
Fully-converted shares outstanding-diluted	123,549,205	120,905,716
Diluted net income (loss) per share	$(0.18)	$(0.34)
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(0.18)	$(0.34)
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$0.35	$(2.61)
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2022		2021
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$9,141.7	$122.00	$4,924.8	$73.40
Less: Cost of sales	8,944.9	119.37	4,786.4	71.33
Consolidated gross margin	$196.8	$2.63	$138.4	$2.07
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$196.8	$2.63	$138.4	$2.07
Add: PBFX operating expense	29.3	0.39	25.0	0.37
Add: PBFX depreciation expense	9.5	0.13	9.4	0.14
Less: Revenues of PBFX	(89.4)	(1.19)	(87.5)	(1.30)
Add: Refinery operating expense	595.6	7.95	460.2	6.86
Add: Refinery depreciation expense	108.9	1.45	104.7	1.56
Gross refining margin	$850.7	$11.36	$650.2	$9.70
Special items:(3)
Add: Non-cash LCM inventory adjustment	—	—	(405.6)	(6.05)
Gross refining margin excluding special items	$850.7	$11.36	$244.6	$3.65
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, the write down of inventory to the LCM, changes in the Tax Receivable Agreement liability due to factors out of PBF Energy’s control such as changes in tax rates, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,

	2022	2021
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(3.3)	$(22.2)
Add: Depreciation and amortization expense	120.2	117.5
Add: Interest expense, net	78.4	80.3
Add: Income tax benefit	(6.1)	(8.4)
EBITDA	$189.2	$167.2
Special Items(3)
Add: Non-cash LCM inventory adjustment	—	(405.6)
Add: Change in fair value of contingent consideration	50.3	30.1
Add: Change in Tax Receivable Agreement liability	19.3	—
EBITDA excluding special items	$258.8	$(208.3)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$189.2	$167.2
Add: Stock-based compensation	7.7	7.4
Add: Change in fair value of catalyst obligations	4.9	10.0
Add: Non-cash LCM inventory adjustment(3)	—	(405.6)
Add: Change in fair value of contingent consideration(3)	50.3	30.1
Add: Change in Tax Receivable Agreement liability(3)	19.3	—
Adjusted EBITDA	$271.4	$(190.9)
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
(2)    Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 25.9% and 26.6% for the 2022 and 2021 periods, respectively, applied to the net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2022	2021
January 1,	$—	$669.6
March 31,	—	264.0

The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended March 31,

	2022	2021
Net LCM inventory adjustment benefit in income (loss) from operations	$—	$405.6
Net LCM inventory adjustment benefit in net income (loss)	—	297.7

Change in Fair Value of Contingent Consideration - During the three months ended March 31, 2022, we recorded a change in fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which decreased income from operations and net income by $50.3 million and $37.3 million, respectively. During the three months ended March 31, 2021, we recorded a change in the fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which decreased income from operations and net income by $30.1 million and $22.1 million, respectively.

Change in Tax Receivable Agreement liability - During the three months ended March 31, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $19.3 million and $14.3 million, respectively. There was no change to the Tax Receivable Agreement liability during the three months ended March 31, 2021. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Recomputed Income Tax on Special Items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net Tax Expense on Remeasurement of Deferred Tax Assets - During the three months ended March 31, 2022, we recorded a deferred tax valuation allowance of $316.3 million in accordance with ASC 740 (an increase of $7.8 million when compared to December 31, 2021, which includes a tax benefit of approximately $5.0 million related to our net change in the Tax Receivable Agreement liability and a net tax expense of $12.8 million related primarily to the remeasurement of deferred tax assets). During the three months ended March 31, 2021, we recorded an increase to our deferred tax valuation allowance of $1.7 million in accordance with ASC 740.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three months ended March 31, 2022 and 2021, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 14,804,565 and 11,699,893 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2022 and March 31, 2021, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future dividend payments (if any), debt service requirements, and PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2022 with all covenants, including financial covenants, in all our debt agreements.

Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $312.3 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $13.7 million for the three months ended March 31, 2021. Our overall increase in cash provided by operating activities was primarily driven by the net changes in operating assets and liabilities reflecting cash proceeds of $143.6 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses is due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of March 31, 2022. Our operating cash flows for the three months ended March 31, 2022 also include our net loss of $3.3 million, depreciation and amortization of $124.6 million, change in the fair value of the contingent consideration of $50.3 million primarily associated with the Martinez Contingent Consideration, change in the Tax Receivable Agreement liability of $19.3 million, pension and other post-retirement benefits costs of $11.9 million, stock-based compensation of $7.7 million, change in the fair value of our catalyst obligations of $4.9 million, and gain on sale of assets of $0.1 million, partially offset by net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $40.7 million and deferred income taxes of $6.1 million. Our operating cash flows for the three months ended March 31, 2021 included our net loss of $22.2 million, a net non-cash charge of $405.6 million relating to an LCM inventory adjustment, deferred income taxes of $7.7 million, and gain on sale of assets of $0.6 million, partially offset by depreciation and amortization of $121.7 million, change in the fair value of the contingent consideration of $30.1 million, pension and other post-retirement benefits costs of $12.8 million, change in the fair value of our catalyst obligations of $10.0 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.0 million, and stock-based compensation of $7.4 million. In addition, net changes in operating assets and liabilities reflect cash proceeds of $232.4 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $225.5 million for the three months ended March 31, 2022 compared to net cash used in investing activities of $60.5 million for the three months ended March 31, 2021. The net cash flows used in investing activities for the three months ended March 31, 2022 was comprised of cash outflows of capital expenditures totaling $118.3 million, expenditures for refinery turnarounds of $82.2 million, and expenditures for other assets of $25.0 million. The net cash used in investing activities for the three months ended March 31, 2021 was comprised of cash outflows of capital expenditures totaling $37.4 million, expenditures for refinery turnarounds of $16.8 million, and expenditures for other assets of $6.3 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $5.9 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash provided by financing activities consisted of proceeds from insurance premium financing of $47.3 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $25.0 million, distributions and dividends of $9.8 million, payments on finance leases of $3.0 million, payments related to the CPI Operations LLC acquisition related earn-out obligation (the “PBFX Contingent Consideration”) of $2.6 million, and deferred financing costs and other of $0.6 million. For the three months ended March 31, 2021, net cash provided by financing activities consisted of cash proceeds from insurance premium financing of $48.9 million, partially offset by net repayments on the PBFX Revolving Credit Facility of $15.0 million, PBFX Contingent Consideration payments of $12.2 million, distributions and dividends of $9.7 million, payments on finance leases of $3.5 million, principal amortization payments of the $35.0 million PBF Rail term loan of $1.8 million, and deferred financing costs and other of $0.8 million.
The cash flow activity of PBF LLC for the period ended March 31, 2022 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity of the affiliate note payable with PBF Energy of $4.5 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
The cash flow activity of PBF LLC for the period ended March 31, 2021 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC.
Liquidity
As of March 31, 2022, our operational liquidity was more than $2.6 billion ($2.4 billion as of December 31, 2021), which consists of $1.4 billion of cash, excluding cash held at PBFX, and more than $1.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand. In addition, as of March 31, 2022, PBFX had approximately $474.8 million of liquidity ($430.4 million as of December 31, 2021), including approximately $53.3 million in cash, and access to approximately $421.5 million under the PBFX Revolving Credit Facility.
As of March 31, 2022, outstanding letters of credit totaled approximately $613.4 million.
We have executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and other cost saving measures. In an effort to preserve the positive recovery trends experienced during 2021 and the three months ended March 31, 2022, we remain committed to our plan in the current year with notable events within the past twelve months highlighted below:
•Extinguishment of $258.9 million of our 2028 Senior Notes and 2025 Senior Notes to date, resulting in annual cash interest savings of approximately $16.3 million;
•In October 2021, executed the Third Inventory Intermediation Agreement with J. Aron through 2024, covering certain crude oil, intermediate and finished products across our East Coast and Chalmette refineries;
•Continued various cost reduction and cash preservation initiatives, which includes a flexible capital expenditures strategy based on market conditions and operating expenses related to discretionary activities and third-party services; and
•Continued the temporary suspension of our quarterly dividend of $0.30 per share, which currently preserves approximately $35.0 million of cash each quarter, to support the balance sheet.

We are actively responding to the ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute expense reduction measures. We also remain committed to assessing other opportunities that could improve our liquidity, including by further reducing debt and/or potential sales of non-operating assets or other real property, although there can be no assurance that we will do so.
We may, at any time and from time to time, seek to continue to repurchase or retire our outstanding debt securities through cash purchases (and/or exchanges for equity or debt), in open-market purchases, block trades, privately negotiated transactions or otherwise, upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital, the trading prices of our debt securities, legal requirements and contractual restrictions and economic and market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material. We are not obligated to repurchase any of our debt securities other than as set forth in the applicable indentures, and repurchases may be made or suspended or discontinued at any time without prior notice.
We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the three months ended March 31, 2022, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our outstanding debt or stock or incur new liens.
We are in compliance as of March 31, 2022 with all covenants, including financial covenants, in all of our debt agreements.
Working Capital
PBF Energy’s working capital at March 31, 2022 was $1,293.9 million, consisting of $6,379.6 million in total current assets and $5,085.7 million in total current liabilities. PBF Energy’s working capital at December 31, 2021 was $1,439.5 million, consisting of $5,199.2 million in total current assets and $3,759.7 million in total current liabilities. PBF LLC’s working capital at March 31, 2022 was $1,240.4 million, consisting of $6,379.6 million in total current assets and $5,139.2 million in total current liabilities. PBF LLC’s working capital at December 31, 2021 was $1,385.6 million, consisting of $5,197.5 million in total current assets and $3,811.9 million in total current liabilities.
Capital Spending
Capital spending was $225.5 million for the three months ended March 31, 2022 and was primarily comprised of turnaround costs at our Delaware City, Chalmette, Torrance and Martinez refineries. Capital spend also included costs associated with safety related enhancements and facility improvements at our refineries and approximately $1.4 million of capital expenditures related to PBFX. Our full-year refining capital expenditures are expected to range from $500.0 million to $550.0 million. In addition, PBFX expects to spend an aggregate of approximately $18.0 million to $23.0 million in net capital expenditures for the remainder of 2022.

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
We currently have various crude supply agreements with terms through 2025 with Shell plc for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company (“DCR”), Paulsboro Refining Company (“PRC”) and Chalmette Refining, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time.
At March 31, 2022, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $521.6 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Tax Receivable Agreement Obligations
PBF Energy has recognized, as of March 31, 2022 and December 31, 2021, a liability for the Tax Receivable Agreement of $67.6 million and $48.3 million, respectively, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of deferred tax asset valuation allowance recognized in accordance with ASC 740. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.

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
Dividend and Distribution Policy
PBF Energy
It is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business. As part of our strategic plan to navigate these current extraordinary and volatile markets, we have suspended PBF Energy’s quarterly dividend of $0.30 per share on its Class A common stock. We continue to monitor and evaluate our dividend policy as market conditions develop and our business outlook becomes clearer, however, we do not anticipate that our Board of Directors will declare a dividend in the foreseeable future.
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
PBF Logistics LP
Due to the uncertainty of the full impact of the COVID-19 pandemic will have on its business, PBFX has decided to reduce their quarterly distribution to its minimum quarterly distribution of $0.30 per unit, which represents a shift in its distribution strategy to build cash flow coverage, de-lever the business and strengthen its financial resources as they continue to pursue potential organic growth projects or strategic acquisition opportunities. PBFX intends to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.0 million per quarter or approximately $76.0 million on an annualized basis, based on the number of common units outstanding as of March 31, 2022, to the extent PBFX has sufficient cash from operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to PBFX’s general partner. However, there is no guarantee that PBFX will pay the minimum quarterly distribution or any amount on the units it owns in any quarter. Even if PBFX’s cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of PBFX’s partnership agreement and debt facilities.
During the three months ended March 31, 2022, PBFX made quarterly cash distributions totaling $18.7 million of which $9.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On April 28, 2022, the Board of Directors of PBFX’s general partner, PBF Logistics GP LLC, announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on May 26, 2022 to PBFX common unitholders of record at the close of business on May 12, 2022.

As of March 31, 2022, PBFX had $3.5 million outstanding letters of credit, $421.5 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $53.3 million to fund its operations, if necessary. Accordingly, as of March 31, 2022, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to PBFX to make distributions to unitholders.

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
At March 31, 2022 and December 31, 2021, we had gross open commodity derivative contracts representing 43.9 million barrels and 42.1 million barrels, respectively, with an unrealized net loss of $51.9 million and $12.0 million, respectively. The open commodity derivative contracts as of March 31, 2022 expire at various times during 2022 and 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.0 million barrels and 30.2 million barrels at March 31, 2022 and December 31, 2021, respectively. The average cost of our hydrocarbon inventories was approximately $80.86 and $78.29 per barrel on a LIFO basis at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 95 million MMBTUs of natural gas amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.

Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2022, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $22.0 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. At March 31, 2022, PBFX had $75.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $3.9 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2022. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The Court has since granted multiple additional extensions. On May 27, 2021, the parties notified the court that settlement negotiations are continuing and have continued to provide updates on the settlement negotiations. Subsequently, OSHA and DCR reached a settlement agreement with an assessed penalty of $401,923 and DCR agreed to undertake certain abatement measures. On January 24, 2022, DCR and the United Steelworkers signed the settlement agreement, and on January 25, 2022, OSHA executed the agreement. On March 28, 2022, the settlement agreement became a final Commission order and DCR paid the assessed penalty in accordance with the terms of the settlement agreement on April 4, 2022.
On September 27, 2021, DCR received a Notice of Administrative Penalty Assessment and Secretary’s Order from the Delaware Department of Natural Resources and Environmental Control, seeking to impose penalties in the amount of $285,000 related to alleged Title V permit violations occurring in 2019 and 2020. On October 15, 2021, DCR filed a Notice of Appeal before Delaware’s Environmental Appeals Board, contesting the Secretary’s findings and requesting a hearing. On November 2, 2021, the Environmental Appeals Board scheduled a Pre-Hearing Conference for April 8, 2022 and Hearing Date for April 26, 2022. On March 17, 2022, the parties entered into a settlement agreement, pursuant to which DCR did not admit to any of the allegations and denied any liability but agreed to pay an administrative penalty of $250,000 and withdraw its appeal.
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
On February 4, 2021, we received a letter from the South Coast Air Quality Management District (“SCAQMD”) proposing to settle a Notice of Violation (“NOV”) relating to 15 Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. On October 8, 2021, we reached settlement in principle with the SCAQMD to pay a penalty of $250,000 for 14 of the Title V deviations and a penalty of $1.3 million for the remaining deviation, which covers the period of 2017 through 2021, and the negotiation of settlement agreements is in process.

On December 4, 2020, the Pennsylvania Department of Environmental Protection (“PaDEP”) issued a draft Consent Order and Agreement (“CAO”) to PBF Logistics Products Terminals LLC (“PLPT”) with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2020 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $800,000. On December 15, 2021, we entered into a final CAO and agreed to pay the $800,000 penalty. Under the final CAO, we capped our future liability at $250,000 if PaDEP brought a subsequent enforcement action under the Pennsylvania Clean Streams Law (“CSL”) for environmental damage allegedly caused by the release of oil from PLPT’s operational violations. Under the final CAO, we also reserved our rights to challenge any subsequent enforcement action brought by PaDEP under the CSL. On January 13, 2022, we received from PaDEP, a Consent Assessment of Civil Penalty alleging violations under the CSL of over $1.0 million. However, because of the CAO cap, the PaDEP’s penalty demand to settle these alleged violations is $250,000. On April 13, 2022, PLPT entered into the final CAO and agreed to pay the $250,000 penalty.
In connection with self-reported flaring events that occurred at the Paulsboro Refinery between 2016 and 2020, in October 2021, the New Jersey Department of Environmental Protection (“NJDEP”) initiated discussions with PRC regarding potential penalties for alleged violations related to the self-reported flaring events. Although a formal NOV has not been issued, NJDEP provided a calculation sheet of potential penalties totaling approximately $1.6 million. We are currently challenging certain of those potential penalties and are in discussions with NJDEP regarding a potential settlement. On March 17, 2022, the parties reached an agreement with respect to an agreed total penalty amount of $1.0 million. The parties are in the process of negotiating a settlement agreement.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows, individually or in the aggregate.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2,

2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the court ordered the parties to submit draft orders for the Court’s consideration. All parties have filed draft orders with the Court as required and are awaiting the Court’s order. All other dates are stayed pending the Court issuing its order. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, Martinez Refining Company LLC (“MRC”) filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the Bay Area Air Quality Management District (“BAAQMD”) requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended March 31, 2022, a total of 11,244 PBF LLC Series A Units were exchanged for 11,244 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act, of which a total of 5,230 were made by our executive officers. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors.

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

PBF Energy Inc.

Date:	April 28, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	April 28, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)