Form 10-Q
period 2022-09-30
PBF Energy Inc.; PBF Energy Co LLC
filed 2022-10-27
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑

As of October 24, 2022, PBF Energy Inc. had 122,519,827 shares of Class A common stock and 13 shares of Class B common stock outstanding. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in PBF Energy Company LLC as of September 30, 2022. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Form 10-Q”) is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of September 30, 2022. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. As of September 30, 2022, PBF LLC also holds a 47.7% limited partner interest and a non-economic general partner interest in PBF Logistics LP (“PBFX”), a publicly traded master limited partnership (“MLP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
•the possibility that the Merger Transaction (as defined in ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) may not be consummated in the anticipated timeframe, on the contemplated terms or at all;
•the possibility that the expected synergies and value creation from the Merger Transaction will not be realized, or will not be realized within the expected time period;
•the risk that unexpected costs will be incurred in connection with the completion of the Merger Transaction;
•the risk that potential litigation in connection with the Merger Transaction may affect the timing or occurrence of the Merger Transaction or result in significant costs to us;
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
•our indebtedness, including the impact of potential downgrades to our corporate credit rating, and unsecured notes;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $44.9 and $33.9, respectively)	$1,908.6	$1,341.5
Accounts receivable	1,630.2	1,277.6
Inventories	2,689.5	2,505.1
Prepaid and other current assets	343.6	75.0
Total current assets	6,571.9	5,199.2
Property, plant and equipment, net (PBFX: $764.5 and $787.3, respectively)	5,132.6	4,902.2
Lease right of use assets	686.6	717.1
Deferred charges and other assets, net	913.2	822.9
Total assets	$13,304.3	$11,641.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$912.3	$911.7
Accrued expenses	3,850.6	2,740.4
Deferred revenue	74.8	42.7
Current operating lease liabilities	62.4	64.9
Current debt (PBFX: $523.8 and $0.0, respectively)	523.8	—
Total current liabilities	5,423.9	3,759.7
Long-term debt (PBFX: $0.0 and $622.5, respectively)	1,447.7	4,295.8
Payable to related parties pursuant to Tax Receivable Agreement	336.4	48.3
Deferred tax liabilities	276.9	111.4
Long-term operating lease liabilities	554.6	570.4
Long-term financing lease liabilities	60.8	70.6
Other long-term liabilities	327.5	252.4
Total liabilities	8,427.8	9,108.6
Commitments and contingencies (Note 8)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 122,303,893 shares outstanding at September 30, 2022, 120,319,577 shares outstanding at December 31, 2021	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 13 shares outstanding at September 30, 2022, 15 shares outstanding at December 31, 2021	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost, 6,745,361 shares outstanding at September 30, 2022 and 6,676,809 shares outstanding at December 31, 2021	(170.6)	(169.1)
Additional paid in capital	2,930.7	2,874.0
Retained earnings (accumulated deficit)	1,442.9	(796.1)
Accumulated other comprehensive income	15.1	17.3
Total PBF Energy Inc. equity	4,218.2	1,926.2
Noncontrolling interest	658.3	606.6
Total equity	4,876.5	2,532.8
Total liabilities and equity	$13,304.3	$11,641.4

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$12,764.6	$7,186.7	$35,984.0	$19,009.4
Cost and expenses:
Cost of products and other	10,417.3	6,374.7	30,004.0	16,666.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	646.0	530.5	1,904.0	1,495.6
Depreciation and amortization expense	128.1	112.8	366.5	338.5
Cost of sales	11,191.4	7,018.0	32,274.5	18,500.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	168.2	64.1	374.9	166.9
Depreciation and amortization expense	2.0	3.4	5.8	10.1
Change in fair value of contingent consideration	3.0	0.1	130.9	26.2
Loss (gain) on sale of assets	—	0.2	0.3	(0.4)
Total cost and expenses	11,364.6	7,085.8	32,786.4	18,703.3
Income from operations	1,400.0	100.9	3,197.6	306.1
Other income (expense):
Interest expense, net	(52.7)	(82.0)	(216.6)	(243.1)
Change in Tax Receivable Agreement liability	(1.7)	—	(288.2)	—
Change in fair value of catalyst obligations	(2.6)	17.8	(0.3)	13.6
(Loss) gain on extinguishment of debt	(69.9)	60.3	(66.1)	60.3
Other non-service components of net periodic benefit cost	2.2	2.0	6.6	5.9
Income before income taxes	1,275.3	99.0	2,633.0	142.8
Income tax expense	191.1	20.3	316.3	16.4
Net income	1,084.2	78.7	2,316.7	126.4
Less: net income attributable to noncontrolling interests	27.8	19.6	77.7	60.7
Net income attributable to PBF Energy Inc. stockholders	$1,056.4	$59.1	$2,239.0	$65.7

Weighted-average shares of Class A common stock outstanding
Basic	122,113,570	120,268,046	121,299,726	120,230,369
Diluted	126,585,809	121,354,089	125,092,933	121,607,207
Net income available to Class A common stock per share:
Basic	$8.65	$0.49	$18.46	$0.55
Diluted	$8.40	$0.49	$18.03	$0.54

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,084.2	$78.7	$2,316.7	$126.4
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.9)	—	(2.6)	(0.5)
Net gain on pension and other post-retirement benefits	0.3	0.2	0.4	0.6
Total other comprehensive income (loss)	(0.6)	0.2	(2.2)	0.1
Comprehensive income	1,083.6	78.9	2,314.5	126.5
Less: comprehensive income attributable to noncontrolling interests	27.8	19.6	77.7	60.7
Comprehensive income attributable to PBF Energy Inc. stockholders	$1,055.8	$59.3	$2,236.8	$65.8

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2022	121,924,401	$0.1	13	$—	$2,915.8	$386.5	$15.7	6,742,719	$(170.5)	$638.9	$3,786.5
Comprehensive income (loss)	—	—	—	—	—	1,056.4	(0.6)	—	—	27.8	1,083.6
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.1)	(10.1)
Stock-based compensation expense	—	—	—	—	5.3	—	—	—	—	0.7	6.0
Transactions in connection with stock-based compensation plans	382,134	—		—	9.5	—	—	—	—	—	9.5
Treasury stock purchases	(2,642)	—	—	—	0.1	—	—	2,642	(0.1)	—	—
Other	—	—	—	—	—	—	—	—	—	1.0	1.0
Balance, September 30, 2022	122,303,893	$0.1	13	$—	$2,930.7	$1,442.9	$15.1	6,745,361	$(170.6)	$658.3	$4,876.5

Balance, June 30, 2021	120,247,995	$0.1	16	$—	$2,862.5	$(1,020.5)	$(9.2)	6,636,172	$(168.5)	$582.5	$2,246.9
Comprehensive income	—	—	—	—	—	59.1	0.2	—	—	19.6	78.9
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.0)	(10.0)
Stock-based compensation expense	—	—	—	—	5.5	—	—	—	—	0.8	6.3
Treasury stock purchases	(2,486)	—	—	—	—	—	—	2,486	—	—	—
Balance, September 30, 2021	120,245,509	$0.1	16	$—	$2,868.0	$(961.4)	$(9.0)	6,638,658	$(168.5)	$592.9	$2,322.1
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8
Comprehensive income (loss)	—	—	—	—	—	2,239.0	(2.2)	—	—	77.7	2,314.5
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(30.2)	(30.2)
Stock-based compensation expense	—	—	—	—	18.5	—	—	—	—	4.2	22.7
Transactions in connection with stock-based compensation plans	2,016,876	—	—	—	36.6	—	—	—	—	(1.3)	35.3
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	35,992	—	(2)	—	0.1	—	—	—	—	(0.1)	—
Treasury stock purchases	(68,552)	—	—	—	1.5	—	—	68,552	(1.5)	—	—
Other	—	—	—	—	—	—	—	—	—	1.4	1.4
Balance, September 30, 2022	122,303,893	$0.1	13	$—	$2,930.7	$1,442.9	$15.1	6,745,361	$(170.6)	$658.3	$4,876.5

Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3
Comprehensive income	—	—	—	—	—	65.7	0.1	—	—	60.7	126.5
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(30.0)	(30.0)
Stock-based compensation expense	—	—	—	—	18.3	—	—	—	—	4.6	22.9
Transactions in connection with stock-based compensation plans	188,722	—	—	—	(0.8)	—	—	—	—	(1.0)	(1.8)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	44,355	—	—	—	0.2	—	—	—	—	(0.2)	—
Treasury stock purchases	(89,209)	—	—	—	1.2	—	—	89,209	(1.2)	—	—
Other	—	—	—	—	2.9	—	—	—	—	(0.7)	2.2
Balance, September 30, 2021	120,245,509	$0.1	16	$—	$2,868.0	$(961.4)	$(9.0)	6,638,658	$(168.5)	$592.9	$2,322.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,316.7	$126.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388.9	361.2
Stock-based compensation	24.9	24.7
Change in fair value of catalyst obligations	0.3	(13.6)
Deferred income taxes	165.5	8.5
Change in Tax Receivable Agreement liability	288.2	—
Non-cash change in inventory repurchase obligations	(21.1)	46.0
Non-cash lower of cost or market inventory adjustment	—	(669.6)
Change in fair value of contingent consideration	130.9	26.2
Loss (gain) on extinguishment of debt	66.1	(60.3)
Pension and other post-retirement benefit costs	35.7	38.0
Loss (gain) on sale of assets	0.3	(0.4)

Changes in operating assets and liabilities:
Accounts receivable	(352.6)	(543.9)
Inventories	(184.4)	(475.6)
Prepaid and other current assets	(268.6)	(67.0)
Accounts payable	(15.4)	34.2
Accrued expenses	1,041.2	1,574.7
Deferred revenue	32.1	(4.9)
Other assets and liabilities	0.2	(78.9)
Net cash provided by operating activities	$3,648.9	$325.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(391.5)	(142.0)
Expenditures for deferred turnaround costs	(240.3)	(64.6)
Expenditures for other assets	(51.9)	(20.6)
Net cash used in investing activities	$(683.7)	$(227.2)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Distributions to PBFX public unitholders	$(29.5)	$(29.3)
Distributions to T&M and Collins shareholders	—	(0.7)
Repurchase of 2028 6.00% Senior Notes	(21.1)	(69.7)
Repurchase of 2025 7.25% Senior Notes	(4.8)	(21.2)
Redemption of 2025 9.25% Senior Secured Notes	(1,307.4)	—
Proceeds from revolver borrowings	400.0	—
Repayments of revolver borrowings	(1,300.0)	—
Repayments of PBFX revolver borrowings	(100.0)	(75.0)
Repayments of PBF Rail Term Loan	—	(5.5)
Settlement of precious metal catalyst obligations	(37.3)	(18.5)
Payments on financing leases	(8.5)	(10.7)
Proceeds from insurance premium financing	10.5	7.0
Payments of contingent consideration	(2.7)	(12.2)
Deferred financing costs and other, net	2.7	0.3
Net cash used in financing activities	$(2,398.1)	$(235.5)

Net change in cash and cash equivalents	567.1	(137.0)
Cash and cash equivalents, beginning of period	1,341.5	1,609.5
Cash and cash equivalents, end of period	$1,908.6	$1,472.5

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$106.8	$65.0
Assets acquired or remeasured under operating and financing leases	36.1	(126.5)
Cash paid during the period for:
Interest (net of capitalized interest of $15.9 million and $5.5 million in 2022 and 2021, respectively)	$202.8	$196.6
Income taxes	63.3	5.3

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (PBFX: $44.9 and $33.9, respectively)	$1,905.7	$1,339.8
Accounts receivable	1,630.2	1,277.6
Inventories	2,689.5	2,505.1
Prepaid and other current assets	343.6	75.0
Total current assets	6,569.0	5,197.5
Property, plant and equipment, net (PBFX: $764.5 and $787.3, respectively)	5,132.6	4,902.2
Lease right of use assets	686.6	717.1
Deferred charges and other assets, net	913.2	822.9
Total assets	$13,301.4	$11,639.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$912.3	$911.7
Accrued expenses	3,820.0	2,792.6
Deferred revenue	74.8	42.7
Current operating lease liabilities	62.4	64.9
Current debt (PBFX: $523.8 and $0.0, respectively)	523.8	—
Total current liabilities	5,393.3	3,811.9
Long-term debt (PBFX: $0.0 and $622.5, respectively)	1,447.7	4,295.8
Affiliate note payable	351.7	375.2
Deferred tax liabilities	24.9	24.2
Long-term operating lease liabilities	554.6	570.4
Long-term financing lease liabilities	60.8	70.6
Other long-term liabilities	327.5	252.4
Total liabilities	8,160.5	9,400.5
Commitments and contingencies (Note 8)
Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 910,457 and 927,990 issued and outstanding at September 30, 2022 and December 31, 2021, no par or stated value	17.5	17.6
Series C Units, 122,325,124 and 120,340,808 issued and outstanding at September 30, 2022 and December 31, 2021, no par or stated value	2,262.9	2,245.0
Treasury stock, at cost	(170.6)	(169.1)
Retained earnings (accumulated deficit)	2,466.4	(390.9)
Accumulated other comprehensive income	18.1	20.3
Total PBF Energy Company LLC equity	4,594.3	1,722.9
Noncontrolling interest	541.5	511.2
Total equity	5,135.8	2,234.1
Total liabilities, Series B units and equity	$13,301.4	$11,639.7

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$12,764.6	$7,186.7	$35,984.0	$19,009.4
Cost and expenses:
Cost of products and other	10,417.3	6,374.7	30,004.0	16,666.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	646.0	530.5	1,904.0	1,495.6
Depreciation and amortization expense	128.1	112.8	366.5	338.5
Cost of sales	11,191.4	7,018.0	32,274.5	18,500.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	167.3	63.7	373.2	165.3
Depreciation and amortization expense	2.0	3.4	5.8	10.1
Change in fair value of contingent consideration	3.0	0.1	130.9	26.2
Loss (gain) on sale of assets	—	0.2	0.3	(0.4)
Total cost and expenses	11,363.7	7,085.4	32,784.7	18,701.7
Income from operations	1,400.9	101.3	3,199.3	307.7
Other income (expense):
Interest expense, net	(55.7)	(84.8)	(224.9)	(250.9)
Change in fair value of catalyst obligations	(2.6)	17.8	(0.3)	13.6
(Loss) gain on extinguishment of debt	(69.9)	60.3	(66.1)	60.3
Other non-service components of net periodic benefit cost	2.2	2.0	6.6	5.9
Income before income taxes	1,274.9	96.6	2,914.6	136.6
Income tax expense (benefit)	10.4	(2.0)	1.1	(16.9)
Net income	1,264.5	98.6	2,913.5	153.5
Less: net income attributable to noncontrolling interests	18.5	18.9	56.2	60.0
Net income attributable to PBF Energy Company LLC	$1,246.0	$79.7	$2,857.3	$93.5

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,264.5	$98.6	$2,913.5	$153.5
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.9)	—	(2.6)	(0.5)
Net gain on pension and other post-retirement benefits	0.3	0.2	0.4	0.6
Total other comprehensive income (loss)	(0.6)	0.2	(2.2)	0.1
Comprehensive income	1,263.9	98.8	2,911.3	153.6
Less: comprehensive income attributable to noncontrolling interests	18.5	18.9	56.2	60.0
Comprehensive income attributable to PBF Energy Company LLC	$1,245.4	$79.9	$2,855.1	$93.6

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, June 30, 2022	910,457	$17.5	121,945,632	$2,257.7	$18.7	$1,220.4	$531.4	$(170.5)	$3,875.2
Comprehensive income (loss)	—	—	—	—	(0.6)	1,246.0	18.5	—	1,263.9
Distribution to members	—	—	—	—	—	—	(10.1)	—	(10.1)
Stock-based compensation expense	—	—	—	5.3	—	—	0.7	—	6.0
Transactions in connection with stock-based compensation plans	—	—	382,134	(0.2)	—	—	—	—	(0.2)
Treasury stock purchases	—	—	(2,642)	0.1	—	—	—	(0.1)	—
Other	—	—	—	—	—	—	1.0	—	1.0
Balance, September 30, 2022	910,457	$17.5	122,325,124	$2,262.9	$18.1	$2,466.4	$541.5	$(170.6)	$5,135.8

Balance, June 30, 2021	994,192	$17.8	120,269,226	$2,233.7	$(6.2)	$(676.7)	$489.3	$(168.5)	$1,889.4
Comprehensive income	—	—	—	—	0.2	79.7	18.9	—	98.8
Distribution to members	—	—	—	—	—	—	(10.0)	—	(10.0)
Stock-based compensation expense	—	—	—	5.5	—	—	0.8	—	6.3
Treasury stock purchases	—	—	(2,486)	—	—	—	—	—	—
Balance, September 30, 2021	994,192	$17.8	120,266,740	$2,239.2	$(6.0)	$(597.0)	$499.0	$(168.5)	$1,984.5

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2021	927,990	$17.6	120,340,808	$2,245.0	$20.3	$(390.9)	$511.2	$(169.1)	$2,234.1
Comprehensive income (loss)	—	—	—	—	(2.2)	2,857.3	56.2	—	2,911.3
Exchange of Series A units for PBF Energy Class A common stock	(35,992)	(0.1)	35,992	0.1	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(30.2)	—	(30.2)
Stock-based compensation expense	—	—	—	18.5	—	—	4.2	—	22.7
Transactions in connection with stock-based compensation plans	18,459	—	2,016,876	(2.2)	—	—	(1.3)	—	(3.5)
Treasury stock purchases	—	—	(68,552)	1.5	—	—	—	(1.5)	—
Other	—	—	—	—	—	—	1.4	—	1.4
Balance, September 30, 2022	910,457	$17.5	122,325,124	$2,262.9	$18.1	$2,466.4	$541.5	$(170.6)	$5,135.8

Balance, December 31, 2020	970,647	$17.6	120,122,872	$2,220.3	$(6.1)	$(690.5)	$466.1	$(167.3)	$1,840.1
Comprehensive income	—	—	—	—	0.1	93.5	60.0	—	153.6
Exchange of Series A units for PBF Energy Class A common stock	(44,355)	(0.2)	44,355	0.2	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(30.0)	—	(30.0)
Stock-based compensation expense	—	—	—	18.3	—	—	4.6	—	22.9
Transactions in connection with stock-based compensation plans	67,900	0.4	188,722	(0.8)	—	—	(1.0)	—	(1.4)
Treasury stock purchases	—	—	(89,209)	1.2	—	—	—	(1.2)	—
Other	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, September 30, 2021	994,192	$17.8	120,266,740	$2,239.2	$(6.0)	$(597.0)	$499.0	$(168.5)	$1,984.5

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,913.5	$153.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388.9	361.2
Stock-based compensation	24.9	24.7
Change in fair value of catalyst obligations	0.3	(13.6)
Deferred income taxes	0.7	(15.6)
Non-cash change in inventory repurchase obligations	(21.1)	46.0
Non-cash lower of cost or market inventory adjustment	—	(669.6)
Change in fair value of contingent consideration	130.9	26.2
Loss (gain) on extinguishment of debt	66.1	(60.3)
Pension and other post-retirement benefit costs	35.7	38.0
Loss (gain) on sale of assets	0.3	(0.4)

Changes in operating assets and liabilities:
Accounts receivable	(352.6)	(543.9)
Inventories	(184.4)	(475.6)
Prepaid and other current assets	(268.6)	(67.0)
Accounts payable	(15.4)	34.2
Accrued expenses	958.6	1,575.6
Deferred revenue	32.1	(4.9)
Other assets and liabilities	0.2	(78.9)
Net cash provided by operating activities	$3,710.1	$329.6

Cash flows from investing activities:
Expenditures for property, plant and equipment	(391.5)	(142.0)
Expenditures for deferred turnaround costs	(240.3)	(64.6)
Expenditures for other assets	(51.9)	(20.6)
Net cash used in investing activities	$(683.7)	$(227.2)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Distributions to PBFX public unitholders	$(29.5)	$(29.3)
Distributions to T&M and Collins shareholders	—	(0.7)
Repurchase of 2028 6.00% Senior Notes	(21.1)	(69.7)
Repurchase of 2025 7.25% Senior Notes	(4.8)	(21.2)
Redemption of 2025 9.25% Senior Secured Notes	(1,307.4)	—
Proceeds from revolver borrowings	400.0	—
Repayments of revolver borrowings	(1,300.0)	—
Repayments of PBFX revolver borrowings	(100.0)	(75.0)
Payments of contingent consideration	(2.7)	(12.2)
Repayments of PBF Rail Term Loan	—	(5.5)
Settlement of precious metal catalyst obligations	(37.3)	(18.5)
Payments on financing leases	(8.5)	(10.7)
Proceeds from insurance premium financing	10.5	7.0
Affiliate note payable with PBF Energy Inc., net	(23.5)	(1.0)
Deferred financing costs and other, net	(36.2)	(2.2)
Net cash used in financing activities	(2,460.5)	(239.0)

Net change in cash and cash equivalents	565.9	(136.6)
Cash and cash equivalents, beginning of period	1,339.8	1,607.3
Cash and cash equivalents, end of period	$1,905.7	$1,470.7

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$106.8	$65.0
Assets acquired or remeasured under operating and financing leases	36.1	(126.5)
Cash paid during the period for:
Interest (net of capitalized interest of $15.9 million and $5.5 million in 2022 and 2021, respectively)	$202.8	$196.6
Income taxes	2.0	1.8

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
PBF Energy holds a 99.3% economic interest in PBF LLC as of September 30, 2022 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. The amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.
As of September 30, 2022, PBF LLC also held a 47.7% limited partner interest in PBF Logistics LP (“PBFX”), a publicly-traded master limited partnership (“MLP”) (refer to “Note 2 - PBF Logistics LP”). PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unitholders other than PBF LLC (refer to “Note 9 - Equity”). Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of the Notes to Condensed Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted in such footnotes.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, publicly traded MLP that owns and operates crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. As of September 30, 2022, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding Company LLC (“PBF Holding”), which include minimum volume commitments for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF Logistics GP LLC (“PBF GP”), has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
With respect to distributions paid during the nine months ended September 30, 2022, PBFX paid a distribution on outstanding common units of $0.30 per unit on March 10, 2022, $0.30 per unit on May 26, 2022 and $0.30 per unit on August 25, 2022 of which $27.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
Pending Merger with PBFX
On July 27, 2022, PBF Energy and PBF LLC entered into a definitive agreement with PBFX (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC will acquire all of the publicly held common units in PBFX representing limited partner interests in the MLP not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates on the closing date of the transaction (the “Merger Transaction”).
The Merger Transaction will be accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 810, Consolidation. Because the Company will control PBFX both before and after the Merger Transaction, the changes in the Company’s ownership interest in PBFX resulting from the Merger Transaction will be accounted for as an equity transaction, and no gain or loss will be recognized in the Company’s Condensed Consolidated Statements of Operations. In addition, the tax effects of the Merger Transaction will be recorded as adjustments to other assets, deferred income taxes and additional paid-in capital consistent with ASC 740, Income Taxes (“ASC 740”).
The consideration to the PBFX common unitholders (other than PBF Energy and its affiliates) under the Merger Transaction consists of cash and PBF Energy Class A common stock. The Merger Agreement provides that, if completed, each outstanding PBFX Public Common Unit will have the right to receive (i) 0.27 shares of PBF Energy Class A common stock, par value $0.001 per share, (ii) $9.25 in cash, without interest, (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon surrender of such outstanding common units held by an unaffiliated common unitholder in accordance with the Merger Agreement, and (iv) any cash in lieu of fractional shares of PBF Energy Class A common stock in accordance with the Merger Agreement. PBF Energy and PBF LLC, as the beneficial owners of 47.7% of PBFX’s outstanding common units, have committed to vote such units to approve the transaction.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger Transaction is subject to customary closing conditions and the approval of the PBFX common unitholders (including PBF Energy). The transaction is expected to close in the fourth quarter of 2022, however there can be no assurance that the Merger Transaction will be consummated in the anticipated timeframe, on the contemplated terms or at all.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2022 or December 31, 2021.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

September 30, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,069.3	$144.4	$1,213.7
Refined products and blendstocks	1,089.3	239.7	1,329.0
Warehouse stock and other	146.8	—	146.8
	$2,305.4	$384.1	$2,689.5
Lower of cost or market adjustment	—	—	—
Total inventories	$2,305.4	$384.1	$2,689.5

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2022, the replacement value of inventories exceeded the last-in, first-out (“LIFO”) carrying value. There was no lower of cost or market (“LCM”) inventory reserve at September 30, 2022 or December 31, 2021.
At September 30, 2021, the replacement value of inventories exceeded the LIFO carrying value. During the nine months ended September 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no LCM inventory reserve at September 30, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020.

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	September 30, 2022	December 31, 2021
Inventory-related accruals	$1,625.7	$959.9
Renewable energy credit and emissions obligations (a)	1,233.8	953.9
Accrued salaries and benefits	182.3	59.5
Inventory intermediation agreement (b)	121.6	280.1
Accrued transportation costs	114.4	91.0
Excise and sales tax payable	111.0	112.7
Contingent consideration	94.4	2.9
Accrued income tax payable	89.3	—
Accrued utilities	86.6	73.0
Accrued capital expenditures	49.7	62.8
Accrued refinery maintenance and support costs	37.3	55.8
Accrued interest	34.9	37.7
Environmental liabilities	15.0	14.9
Current finance lease liabilities	11.6	11.1
Customer deposits	3.2	3.5
Other	39.8	21.6
Total accrued expenses	$3,850.6	$2,740.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PBF LLC (in millions)	September 30, 2022	December 31, 2021
Inventory-related accruals	$1,625.7	$959.9
Renewable energy credit and emissions obligations (a)	1,233.8	953.9
Accrued salaries and benefits	182.3	59.5
Inventory intermediation agreement (b)	121.6	280.1
Accrued transportation costs	114.4	91.0
Excise and sales tax payable	111.0	112.7
Contingent consideration	94.4	2.9
Accrued interest	91.4	86.0
Accrued utilities	86.6	73.0
Accrued capital expenditures	49.7	62.8
Accrued refinery maintenance and support costs	37.3	55.8
Environmental liabilities	15.0	14.9
Current finance lease liabilities	11.6	11.1
Customer deposits	3.2	3.5
Accrued income tax payable	1.9	—
Other	40.1	25.5
Total accrued expenses	$3,820.0	$2,792.6
______________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of September 30, 2022, the Company had entered into approximately $852.4 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the Inventory Intermediation Agreement with J. Aron. As of September 30, 2022 and December 31, 2021, a liability is recognized for the Inventory Intermediation Agreement and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	September 30, 2022	December 31, 2021
2025 Senior Secured Notes	$—	$1,250.0
2028 Senior Notes	801.6	826.5
2025 Senior Notes	664.5	669.5
PBFX 2023 Senior Notes (1)	525.0	525.0
Revolving Credit Facility	—	900.0
PBFX Revolving Credit Facility	—	100.0
Catalyst financing arrangements	21.3	58.4
	2,012.4	4,329.4
Less — Current debt (1)	(523.8)	—
Unamortized premium (1)	0.4	1.4
Unamortized deferred financing costs (1)	(41.3)	(35.0)
Long-term debt	$1,447.7	$4,295.8
(1) The PBFX 2023 Senior Notes, inclusive of unamortized premium and deferred financing costs of $1.2 million, are due May 2023 and are classified as Current debt as of September 30, 2022 within the Company’s Condensed Consolidated Balance Sheet.
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
In addition, the Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability, as defined in the Revolving Credit Agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the Revolving Credit Agreement and determined as of the last day of the most recently completed quarter, to be less than 1 to 1. As of September 30, 2022, the Company is in compliance with all covenants in the Revolving Credit Agreement, including financial covenants.
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
Extinguishment of Debt
During the three and nine months ended September 30, 2022, the Company exercised its rights under the indenture governing the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations.
During the nine months ended September 30, 2022, the Company made a number of open market repurchases of its 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and the Company recognized a $3.8 million gain on the extinguishment of debt during the nine months ended September 30, 2022.
During the three and nine months ended September 30, 2021, the Company made a number of open market repurchases of its 2028 Senior Notes and its 2025 Senior Notes that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $90.9 million and the Company recognized a $60.3 million gain on the extinguishment of debt during the three and nine months ended September 30, 2021.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. AFFILIATE NOTE PAYABLE - PBF LLC
As of September 30, 2022 and December 31, 2021, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $351.7 million and $375.2 million, respectively. The note payable has a maturity date of April 2030, an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $112.5 million as of September 30, 2022 ($118.5 million as of December 31, 2021), and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $153.8 million and $157.0 million at September 30, 2022 and December 31, 2021, respectively, of which $138.8 million and $142.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $160.1 million as of September 30, 2022 (of which $93.9 million is included within Accrued expenses) and $29.4 million as of December 31, 2021 (all of which was included within Other long-term liabilities) on the Company’s Condensed Consolidated Balance Sheets.
In connection with the PBFX acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between PBFX and Crown Point included an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”). PBFX and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The PBFX Contingent Consideration recorded was $0.5 million and $2.9 million as of September 30, 2022 and December 31, 2021, respectively, representing the present value of expected future payments. The short-term PBFX Contingent Consideration is included within Accrued expenses on the Company’s Condensed Consolidated Balance Sheets. The earn-out provision between PBFX and Crown Point concluded in October 2022.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of September 30, 2022 (99.2% as of December 31, 2021). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of September 30, 2022 and December 31, 2021, the Company recognized liabilities of $336.4 million and $48.3 million related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with ASC 740. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 12 - Income Taxes” for more details.

9. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% and 99.2% as of September 30, 2022 and December 31, 2021, respectively.
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
The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2021 and September 30, 2022 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2021	927,990	120,319,577	121,247,567
	0.8%	99.2%	100.0%
September 30, 2022	910,457	122,303,893	123,214,350
	0.7%	99.3%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF LLC held a 47.7% limited partner interest in PBFX with the remaining 52.3% limited partner interest owned by the public common unitholders as of September 30, 2022. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
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
The noncontrolling interest ownership percentages in PBFX as of December 31, 2021 and September 30, 2022 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC	Total
December 31, 2021	32,621,013	29,953,631	62,574,644
	52.1%	47.9%	100.0%
September 30, 2022	32,788,031	29,953,631	62,741,662
	52.3%	47.7%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three and nine months ended September 30, 2022 the Company recorded noncontrolling interest in the gains and losses of these subsidiaries of $0.3 million and $(1.4) million, respectively. In the three and nine months ended September 30, 2021 the Company recorded noncontrolling interest in the (losses) earnings of these subsidiaries of $(0.1) million and $2.3 million, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the nine months ended September 30, 2022 and 2021, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive income (loss)	2,236.8	21.5	(1.4)	57.6	2,314.5
Dividends and distributions	—	—	—	(30.2)	(30.2)
Stock-based compensation expense	18.5	—	—	4.2	22.7
Transactions in connection with stock-based compensation plans	36.6	—	—	(1.3)	35.3
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.1	(0.1)	—	—	—
Other	—	—	1.4	—	1.4
Balance at September 30, 2022	$4,218.2	$116.8	$12.2	$529.3	$4,876.5

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
Comprehensive income	65.8	0.7	2.3	57.7	126.5
Dividends and distributions	—	—	(0.7)	(30.0)	(30.7)
Stock-based compensation expense	18.3	—	—	4.6	22.9
Transactions in connection with stock-based compensation plans	(0.8)	—	—	(1.0)	(1.8)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.2	(0.2)	—	—	—
Other	2.9	—	—	—	2.9
Balance at September 30, 2021	$1,729.2	$93.9	$12.2	$486.8	$2,322.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the nine months ended September 30, 2022 and 2021, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,722.9	$12.2	$499.0	$2,234.1
Comprehensive income (loss)	2,855.1	(1.4)	57.6	2,911.3
Dividends and distributions	—	—	(30.2)	(30.2)
Stock-based compensation expense	18.5	—	4.2	22.7
Transactions in connection with stock-based compensation plans	(2.2)	—	(1.3)	(3.5)
Other	—	1.4	—	1.4
Balance at September 30, 2022	$4,594.3	$12.2	$529.3	$5,135.8

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,374.0	$10.6	$455.5	$1,840.1
Comprehensive income	93.6	2.3	57.7	153.6
Dividends and distributions	—	(0.7)	(30.0)	(30.7)
Stock-based compensation expense	18.3	—	4.6	22.9
Transactions in connection with stock-based compensation plans	(0.4)	—	(1.0)	(1.4)
Balance at September 30, 2021	$1,485.5	$12.2	$486.8	$1,984.5

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$13.9	$14.4	$41.7	$43.1
Interest cost	1.8	1.3	5.8	4.0
Expected return on plan assets	(4.3)	(3.6)	(13.1)	(10.7)
Amortization of prior service cost and actuarial loss	0.1	0.1	0.1	0.1
Net periodic benefit cost	$11.5	$12.2	$34.5	$36.5

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$0.2	$0.3	$0.6	$0.8
Interest cost	—	0.1	0.3	0.2
Amortization of prior service cost and actuarial loss	0.2	0.1	0.3	0.5
Net periodic benefit cost	$0.4	$0.5	$1.2	$1.5

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

	Three Months Ended September 30,
(in millions)	2022	2021
Refining Segment:
Gasoline and distillates	$11,244.4	$6,143.4
Asphalt and blackoils	603.9	329.2
Feedstocks and other	554.3	380.3
Chemicals	246.4	240.7
Lubricants	103.3	79.7
Total	12,752.3	7,173.3
Logistics Segment:
Logistics	89.6	88.9
Total revenues prior to eliminations	12,841.9	7,262.2
Elimination of intercompany revenues	(77.3)	(75.5)
Total Revenues	$12,764.6	$7,186.7

	Nine Months Ended September 30,
(in millions)	2022	2021
Refining Segment:
Gasoline and distillates	$31,803.0	$16,364.1
Asphalt and blackoils	1,730.0	843.0
Feedstocks and other	1,341.1	883.2
Chemicals	744.6	665.8
Lubricants	325.8	213.6
Total	35,944.5	18,969.7
Logistics Segment:
Logistics	272.4	266.2
Total revenues prior to eliminations	36,216.9	19,235.9
Elimination of intercompany revenues	(232.9)	(226.5)
Total Revenues	$35,984.0	$19,009.4
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $74.8 million and $42.7 million as of September 30, 2022 and December 31, 2021, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.3% and 99.2% as of September 30, 2022 and December 31, 2021, respectively). PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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
On the basis of this evaluation, a valuation allowance is recorded to recognize only the portion of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryover period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as PBF Energy’s projections for future taxable income.
The Company evaluated all available positive and negative evidence and determined that a significant portion of the $308.5 million valuation allowance, as of December 31, 2021, associated with deferred tax assets should be released because the Company believed that it had become more likely than not that the deferred tax assets would be realized. In the Company' s evaluation of the need for and amount of a valuation allowance on its deferred tax assets at June 30, 2022, the Company placed the most weight on objectively verifiable direct evidence, including its recent and historical operating results and the significant improvement in its operating profitability. The specific positive factors and evidence considered in the realizability of its deferred tax assets included the cumulative pre-tax income that the Company generated over the three-year period ended June 30, 2022. This resulted in the release of approximately $197.6 million of the valuation allowance in the six months ended June 30, 2022. The remaining portion of the valuation allowance in the amount of $110.9 million was released in the three months ended September 30, 2022.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“the Act”) was enacted and signed into law in the United States. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. The Company is currently assessing the potential impact that the tax provisions of the Act may have on our Condensed Consolidated Financial Statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Current income tax expense	$85.8	$8.3	$150.8	$7.9
Deferred income tax expense	105.3	12.0	165.5	8.5
Total income tax expense	$191.1	$20.3	$316.3	$16.4
The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2022, was 15.3% and 12.4%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2021, was 25.6% and 20.0%, respectively.
PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2022, including the impact of income attributable to noncontrolling interests of $27.8 million and $77.7 million, respectively, was 15.0% and 12.0%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2021, including the impact of income attributable to noncontrolling interests of $19.6 million and $60.7 million, respectively, was 20.5% and 11.5%, respectively.
For the three and nine months ended September 30, 2022 and September 30, 2021, the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to the changes in the deferred tax asset valuation allowance.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Current income tax expense (benefit)	$0.4	$(0.2)	$0.4	$(1.3)
Deferred income tax expense (benefit)	10.0	(1.8)	0.7	(15.6)
Total income tax expense (benefit)	$10.4	$(2.0)	$1.1	$(16.9)
The Company has determined there are no material uncertain tax positions as of September 30, 2022. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2022 and December 31, 2021.
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

	As of September 30, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$93.6	$—	$—	$93.6	N/A	$93.6
Commodity contracts	354.2	32.6	—	386.8	(366.6)	20.2
Derivatives included with inventory intermediation agreement obligations	—	40.9	—	40.9	—	40.9
Liabilities:
Commodity contracts	360.3	6.3	—	366.6	(366.6)	—
Catalyst obligations	—	21.3	—	21.3	—	21.3
Renewable energy credit and emissions obligations	—	1,233.8	—	1,233.8	—	1,233.8
Contingent consideration obligations	—	—	160.6	160.6	—	160.6

	As of December 31, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$270.1	$—	$—	$270.1	N/A	$270.1
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included with inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9	—	953.9
Contingent consideration obligations	—	—	32.3	32.3	—	32.3

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
•The contingent consideration obligations at September 30, 2022 and December 31, 2021 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2022 and December 31, 2021, $18.4 million and $20.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$157.6	$26.1	$32.3	$12.1
Additions	—	—	—	—
Settlements	—	—	(2.6)	(12.1)
Unrealized loss included in earnings	3.0	0.1	130.9	26.2
Balance at end of period	$160.6	$26.2	$160.6	$26.2

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$—	$—	$1,250.0	$1,192.7
2028 Senior Notes (a)	801.6	686.4	826.5	520.9
2025 Senior Notes (a)	664.5	632.4	669.5	475.9
PBFX 2023 Senior Notes (a)	525.0	523.4	525.0	513.7
Revolving Credit Facility (b)	—	—	900.0	900.0
PBFX Revolving Credit Facility (b)	—	—	100.0	100.0
Catalyst financing arrangements (c)	21.3	21.3	58.4	58.4
	2,012.4	1,863.5	4,329.4	3,761.6
Less - Current debt	(523.8)	(523.8)	—	—
Unamortized premium	0.4	n/a	1.4	n/a
Less - Unamortized deferred financing costs	(41.3)	n/a	(35.0)	n/a
Long-term debt	$1,447.7	$1,339.7	$4,295.8	$3,761.6

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, there were 2,022,873 and 2,081,783 barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges, respectively. As of September 30, 2022, there were 1,016,884 barrels of intermediates and refined products (2,070,550 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2022, there were 59,925,000 barrels of crude oil and 10,056,000 barrels of refined products (36,246,000 and 5,819,000, respectively, as of December 31, 2021), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of September 30, 2022 and December 31, 2021, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$40.9
December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$19.7

Derivatives not designated as hedging instruments:
September 30, 2022:
Commodity contracts	Accounts receivable	$20.2
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$17.7
For the three months ended September 30, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(3.8)
For the nine months ended September 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$21.1
For the nine months ended September 30, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(46.0)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2022:
Commodity contracts	Cost of products and other	$28.6
For the three months ended September 30, 2021:
Commodity contracts	Cost of products and other	$(33.2)
For the nine months ended September 30, 2022:
Commodity contracts	Cost of products and other	$(23.5)
For the nine months ended September 30, 2021:
Commodity contracts	Cost of products and other	$(67.7)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(17.7)
For the three months ended September 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$3.8
For the nine months ended September 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(21.1)
For the nine months ended September 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$46.0
The Company had no ineffectiveness related to the fair value hedges for the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2022 and September 30, 2021 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2022
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$12,752.3	$89.6	$—	$(77.3)	$12,764.6
Depreciation and amortization expense	119.1	9.0	2.0	—	130.1
Income (loss) from operations	1,522.9	44.7	(167.6)	—	1,400.0
Interest expense, net	3.2	9.7	39.8	—	52.7
Capital expenditures	242.4	1.5	2.9	—	246.8

	Three Months Ended September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,173.3	$88.9	$—	$(75.5)	$7,186.7
Depreciation and amortization expense	103.0	9.8	3.4	—	116.2
Income (loss) from operations	116.7	47.1	(62.9)	—	100.9
Interest expense, net	3.7	10.4	67.9	—	82.0
Capital expenditures	83.1	3.4	1.1	—	87.6

	Nine Months Ended September 30, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$35,944.5	$272.4	$—	$(232.9)	$35,984.0
Depreciation and amortization expense	338.9	27.6	5.8	—	372.3
Income (loss) from operations	3,552.4	140.4	(495.2)	—	3,197.6
Interest expense, net	11.8	30.0	174.8	—	216.6
Capital expenditures	672.9	4.6	6.2	—	683.7

	Nine Months Ended September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,969.7	$266.2	$—	$(226.5)	$19,009.4
Depreciation and amortization expense	310.0	28.5	10.1	—	348.6
Income (loss) from operations	349.4	142.8	(186.1)	—	306.1
Interest expense, net	7.2	31.8	204.1	—	243.1
Capital expenditures	216.4	6.9	3.9	—	227.2

	Balance at September 30, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,414.0	$868.2	$63.1	$(41.0)	$13,304.3

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$48.5	$(61.7)	$11,641.4

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2022
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$12,752.3	$89.6	$—	$(77.3)	$12,764.6
Depreciation and amortization expense	119.1	9.0	2.0	—	130.1
Income (loss) from operations	1,522.9	44.7	(166.7)	—	1,400.9
Interest expense, net	3.2	9.7	42.8	—	55.7
Capital expenditures	242.4	1.5	2.9	—	246.8

	Three Months Ended September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,173.3	$88.9	$—	$(75.5)	$7,186.7
Depreciation and amortization expense	103.0	9.8	3.4	—	116.2
Income (loss) from operations	116.7	47.1	(62.5)	—	101.3
Interest expense, net	3.7	10.4	70.7	—	84.8
Capital expenditures	83.1	3.4	1.1	—	87.6

	Nine Months Ended September 30, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$35,944.5	$272.4	$—	$(232.9)	$35,984.0
Depreciation and amortization expense	338.9	27.6	5.8	—	372.3
Income (loss) from operations	3,552.4	140.4	(493.5)	—	3,199.3
Interest expense, net	11.8	30.0	183.1	—	224.9
Capital expenditures	672.9	4.6	6.2	—	683.7

	Nine Months Ended September 30, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,969.7	$266.2	$—	$(226.5)	$19,009.4
Depreciation and amortization expense	310.0	28.5	10.1	—	348.6
Income (loss) from operations	349.4	142.8	(184.5)	—	307.7
Interest expense, net	7.2	31.8	211.9	—	250.9
Capital expenditures	216.4	6.9	3.9	—	227.2

	Balance at September 30, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,414.0	$868.2	$60.2	$(41.0)	$13,301.4

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$46.8	$(61.7)	$11,639.7

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
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2022	2021	2022	2021
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$1,056.4	$59.1	$2,239.0	$65.7
Less: Income allocated to participating securities	—	—	—	—
Income available to PBF Energy Inc. stockholders - basic	$1,056.4	$59.1	$2,239.0	$65.7
Denominator for basic net income per Class A common share - weighted average shares	122,113,570	120,268,046	121,299,726	120,230,369
Basic net income attributable to PBF Energy per Class A common share	$8.65	$0.49	$18.46	$0.55

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$1,056.4	$59.1	$2,239.0	$65.7
Plus: Net income attributable to noncontrolling interest (1)	9.2	0.7	21.4	0.7
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(2.3)	(0.2)	(5.5)	(0.2)
Numerator for diluted net income per PBF Energy Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$1,063.3	$59.6	$2,254.9	$66.2

Denominator:(1)
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	122,113,570	120,268,046	121,299,726	120,230,369
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	910,457	994,192	920,529	989,314
Common stock equivalents	3,561,782	91,851	2,872,678	387,524
Denominator for diluted net income per PBF Energy Class A common share-adjusted weighted average shares	126,585,809	121,354,089	125,092,933	121,607,207
Diluted net income attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$8.40	$0.49	$18.03	$0.54

___________________________________________

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 25.9% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2022 and a 26.6% estimated annualized statutory corporate tax rate for the three and nine months ended September 30, 2021), attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 3,102,413 and 7,361,773 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2022, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,113,779 and 11,041,279 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2021, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS
Dividend Declared
On October 27, 2022, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on November 29, 2022 to PBF Energy Class A common stockholders of record at the close of business on November 14, 2022.
PBFX Distributions
On October 27, 2022, the Board of Directors of PBF GP announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on November 18, 2022 to PBFX unitholders of record at the close of business on November 7, 2022.
PBF LLC Tax Distribution
In October 2022, PBF LLC made a total of $1,130.1 million of tax distributions to its members, of which $1,121.8 million was distributed to PBF Energy and the remaining balance was distributed to PBF LLC’s other members. The tax distribution made to PBF Energy increased the PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level.

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
PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of September 30, 2022. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. As of September 30, 2022, PBF LLC also holds a 47.7% limited partner interest and a non-economic general partner interest in PBFX, a publicly-traded MLP.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2022, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates certain logistics assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
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

As of September 30, 2022, PBF Energy owned 122,325,124 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 910,457 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in us (99.2% and 0.8% as of December 31, 2021, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
Pending Merger with PBFX
On July 27, 2022, we entered into a definitive agreement with PBFX (the “Merger Agreement”) pursuant to which we will acquire all of the publicly held common units in PBFX representing limited partner interests in the MLP not already owned by us on the closing date of the transaction (the “Merger Transaction).
The Merger Transaction will be accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation. Because we will control PBFX both before and after the Merger Transaction, the changes in our ownership interest in PBFX resulting from the Merger Transaction will be accounted for as an equity transaction, and no gain or loss will be recognized in our Condensed Consolidated Statements of Operations. In addition, the tax effects of the Merger Transaction will be recorded as adjustments to other assets, deferred income taxes and additional paid-in capital consistent with ASC 740, Income Taxes (“ASC 740”).
The consideration to the PBFX common unitholders (other than us and our affiliates) under the Merger Transaction consists of cash and PBF Energy Class A common stock. The Merger Agreement provides that, if completed, each outstanding PBFX Public Common Unit will have the right to receive (i) 0.27 shares of PBF Energy Class A common stock, par value $0.001 per share, (ii) $9.25 in cash, without interest, (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon surrender of such outstanding common units held by an unaffiliated common unitholder in accordance with the Merger Agreement, and (iv) any cash in lieu of fractional shares of PBF Energy Class A common stock in accordance with the Merger Agreement. We, as the beneficial owners of 47.7% of PBFX’s outstanding common units, have committed to vote such units to approve the transaction.
The terms of the Merger Transaction were unanimously approved by the Conflicts Committee and by the PBFX Board (all as defined in “Note 2 - PBF Logistics LP” of our Notes to Condensed Consolidated Financial Statements), based on the unanimous approval and recommendation of the Conflicts Committee, which is comprised entirely of independent directors. Upon closing, PBFX will become our indirect wholly-owned subsidiary.
The Merger Transaction is subject to customary closing conditions and the approval of the PBFX common unitholders (including PBF Energy). The transaction is expected to close in the fourth quarter of 2022, however there can be no assurance that the Merger Transaction will be consummated in the anticipated timeframe, on the contemplated terms or at all.
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

Renewable Diesel Project
We continue to advance our project for a renewable fuels production facility co-located at our Chalmette refinery (the “Renewable Diesel Project”). The project incorporates certain idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 barrel per day renewable diesel production facility. During the third quarter of 2022, we invested approximately $103.0 million in capital to progress and incubate the project with the goal of being in production in the first half of 2023. Concurrent with our activities to progress the project, we are continuing discussions with potential strategic and financial partners.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Debt and Credit Facilities
Senior Notes
PBFX’s 6.875% senior notes (the “PBFX 2023 Senior Notes”) are due May 2023 and are classified as Current debt as of September 30, 2022 within our Condensed Consolidated Balance Sheet.
During the three months ended September 30, 2022, we exercised our rights under the indenture governing the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations.
During the nine months ended September 30, 2022, we made a number of open market repurchases of our 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and we recognized a $3.8 million gain on the extinguishment of debt during the nine months ended September 30, 2022.
During the three months ended September 30, 2021, we made a number of open market purchases of our 2028 Senior Notes and our 2025 Senior Notes that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $90.9 million and we recognized a $60.3 million gain on the extinguishment of debt during the three and nine months ended September 30, 2021.

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
During the nine months ended September 30, 2022, we made net repayments of $900.0 million on the Revolving Credit Facility, resulting in no outstanding borrowings as of September 30, 2022. There was $900.0 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2021.
PBFX Revolving Credit Facility
During the nine months ended September 30, 2022, PBFX made net repayments of $100.0 million on the PBFX five-year, $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”), resulting in no outstanding borrowings as of September 30, 2022. There was $100.0 million of outstanding borrowings under the PBFX Revolving Credit Facility as of December 31, 2021.
Catalyst Financing Obligations
During the three months ended September 30, 2022 and September 30, 2021, we settled certain of our precious metals financing arrangements, which represented a reduction of debt of approximately $37.3 million and $18.5 million, respectively.
Tax Receivable Agreement
As of September 30, 2022, PBF Energy recognized a liability for the Tax Receivable Agreement of $336.4 million ($48.3 million as of December 31, 2021) reflecting the estimate of the undiscounted amounts that the Company expected to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 740. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. As of September 30, 2021, there was zero liability recognized related to the Tax Receivable Agreement.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2022 and 2021 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly-traded MLP that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$12,764.6	$7,186.7	$35,984.0	$19,009.4
Cost and expenses:
Cost of products and other	10,417.3	6,374.7	30,004.0	16,666.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	646.0	530.5	1,904.0	1,495.6
Depreciation and amortization expense	128.1	112.8	366.5	338.5
Cost of sales	11,191.4	7,018.0	32,274.5	18,500.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	168.2	64.1	374.9	166.9
Depreciation and amortization expense	2.0	3.4	5.8	10.1
Change in fair value of contingent consideration	3.0	0.1	130.9	26.2
Loss (gain) on sale of assets	—	0.2	0.3	(0.4)
Total cost and expenses	11,364.6	7,085.8	32,786.4	18,703.3
Income from operations	1,400.0	100.9	3,197.6	306.1
Other income (expense):
Interest expense, net	(52.7)	(82.0)	(216.6)	(243.1)
Change in Tax Receivable Agreement liability	(1.7)	—	(288.2)	—
Change in fair value of catalyst obligations	(2.6)	17.8	(0.3)	13.6
(Loss) gain on extinguishment of debt	(69.9)	60.3	(66.1)	60.3
Other non-service components of net periodic benefit cost	2.2	2.0	6.6	5.9
Income before income taxes	1,275.3	99.0	2,633.0	142.8
Income tax expense	191.1	20.3	316.3	16.4
Net income	1,084.2	78.7	2,316.7	126.4
Less: net income attributable to noncontrolling interests	27.8	19.6	77.7	60.7
Net income attributable to PBF Energy Inc. stockholders	$1,056.4	$59.1	$2,239.0	$65.7
Consolidated gross margin	$1,573.2	$168.7	$3,709.5	$508.9
Gross refining margin (1)	$2,262.1	$727.5	$5,721.0	$2,089.0
Net income available to Class A common stock per share:
Basic	$8.65	$0.49	$18.46	$0.55
Diluted	$8.40	$0.49	$18.03	$0.54

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$12,764.6	$7,186.7	$35,984.0	$19,009.4
Cost and expenses:
Cost of products and other	10,417.3	6,374.7	30,004.0	16,666.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	646.0	530.5	1,904.0	1,495.6
Depreciation and amortization expense	128.1	112.8	366.5	338.5
Cost of sales	11,191.4	7,018.0	32,274.5	18,500.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	167.3	63.7	373.2	165.3
Depreciation and amortization expense	2.0	3.4	5.8	10.1
Change in fair value of contingent consideration	3.0	0.1	130.9	26.2
Loss (gain) on sale of assets	—	0.2	0.3	(0.4)
Total cost and expenses	11,363.7	7,085.4	32,784.7	18,701.7
Income from operations	1,400.9	101.3	3,199.3	307.7
Other income (expense):
Interest expense, net	(55.7)	(84.8)	(224.9)	(250.9)
Change in fair value of catalyst obligations	(2.6)	17.8	(0.3)	13.6
(Loss) gain on extinguishment of debt	(69.9)	60.3	(66.1)	60.3
Other non-service components of net periodic benefit cost	2.2	2.0	6.6	5.9
Income before income taxes	1,274.9	96.6	2,914.6	136.6
Income tax expense (benefit)	10.4	(2.0)	1.1	(16.9)
Net income	1,264.5	98.6	2,913.5	153.5
Less: net income attributable to noncontrolling interests	18.5	18.9	56.2	60.0
Net income attributable to PBF Energy Company LLC	$1,246.0	$79.7	$2,857.3	$93.5

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Key Operating Information
Production (bpd in thousands)	996.7	867.7	933.7	839.7
Crude oil and feedstocks throughput (bpd in thousands)	984.7	848.3	920.4	823.2
Total crude oil and feedstocks throughput (millions of barrels)	90.6	78.0	251.3	224.7
Consolidated gross margin per barrel of throughput	$17.36	$2.16	$14.76	$2.26
Gross refining margin, excluding special items, per barrel of throughput (1)	$24.96	$9.32	$22.77	$6.32
Refinery operating expense, per barrel of throughput	$6.84	$6.50	$7.28	$6.36

Crude and feedstocks (% of total throughput) (2)
Heavy	31%	32%	32%	34%
Medium	39%	32%	35%	29%
Light	17%	19%	19%	20%
Other feedstocks and blends	13%	17%	14%	17%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	52%	47%	53%
Distillates and distillate blendstocks	35%	29%	35%	30%
Lubes	1%	1%	1%	1%
Chemicals	1%	2%	2%	2%
Other	17%	18%	16%	16%
Total yield	101%	102%	101%	102%

(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars per barrel, except as noted)
Dated Brent crude oil	$100.49	$73.45	$105.34	$67.93
West Texas Intermediate (WTI) crude oil	$91.63	$70.54	$98.46	$65.06
Light Louisiana Sweet (LLS) crude oil	$94.03	$71.46	$100.55	$66.68
Alaska North Slope (ANS) crude oil	$98.84	$72.66	$102.34	$67.53
Crack Spreads
Dated Brent (NYH) 2-1-1	$37.51	$18.66	$38.14	$16.09
WTI (Chicago) 4-3-1	$35.35	$19.60	$32.63	$16.73
LLS (Gulf Coast) 2-1-1	$38.75	$18.13	$37.77	$15.40
ANS (West Coast-LA) 4-3-1	$46.87	$21.54	$44.45	$19.58
ANS (West Coast-SF) 3-2-1	$47.97	$23.27	$44.54	$19.22
Crude Oil Differentials
Dated Brent (foreign) less WTI	$8.86	$2.91	$6.87	$2.87
Dated Brent less Maya (heavy, sour)	$16.10	$7.26	$12.81	$5.93
Dated Brent less WTS (sour)	$8.26	$2.91	$6.89	$2.53
Dated Brent less ASCI (sour)	$11.22	$4.79	$9.55	$3.58
WTI less WCS (heavy, sour)	$22.61	$13.59	$18.74	$13.00
WTI less Bakken (light, sweet)	$(4.77)	$(0.48)	$(4.08)	$0.07
WTI less Syncrude (light, sweet)	$(6.30)	$2.47	$(3.54)	$1.66
WTI less LLS (light, sweet)	$(2.40)	$(0.92)	$(2.08)	$(1.63)
WTI less ANS (light, sweet)	$(7.21)	$(2.12)	$(3.88)	$(2.48)
Natural gas (dollars per MMBTU)	$7.95	$4.32	$6.69	$3.35
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Overview— PBF Energy net income was $1,084.2 million for the three months ended September 30, 2022 compared to a net income of $78.7 million for the three months ended September 30, 2021. PBF LLC net income was $1,264.5 million for the three months ended September 30, 2022 compared to a net income of $98.6 million for the three months ended September 30, 2021. Net income attributable to PBF Energy was $1,056.4 million, or $8.40 per diluted share, for the three months ended September 30, 2022 ($8.40 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $7.96 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $59.1 million, or $0.49 per diluted share, for the three months ended September 30, 2021 ($0.49 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.12 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% and 99.2% for the three months ended September 30, 2022 and September 30, 2021, respectively.

Our results for the three months ended September 30, 2022 were negatively impacted by special items consisting of a pre-tax loss on extinguishment of debt associated with the redemption of our 2025 Senior Secured Notes of $69.9 million, or $51.8 million net of tax, a change in fair value of the contingent consideration of $3.0 million, or $2.2 million net of tax, primarily related to our earn-out obligation associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”), and pre-tax charges associated with the change in the Tax Receivable Agreement liability of $1.7 million, or $1.3 million net of tax, partially offset by a $110.4 million tax benefit associated with the remeasurement of certain deferred tax assets. Our results for the three months ended September 30, 2021 were positively impacted by a pre-tax gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and our 2025 Senior Notes of $60.3 million, or $44.3 million net of tax and a $1.4 million tax benefit associated with the remeasurement of certain deferred tax assets, partially offset by a change in the fair value of the Martinez Contingent Consideration and contingent consideration related to the PBFX CPI Operations LLC acquisition (the “PBFX Contingent Consideration”) of $0.1 million, or $0.1 million net of tax.
Excluding the impact of these special items, when comparing our results to the three months ended September 30, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at all of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, gross margin and operating income.
Revenues— Revenues totaled $12.8 billion for the three months ended September 30, 2022 compared to $7.2 billion for the three months ended September 30, 2021, an increase of approximately $5.6 billion, or 77.8%. Revenues per barrel were $126.56 and $83.44 for the three months ended September 30, 2022 and 2021, respectively, an increase of 51.7% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 318,900 bpd, 159,300 bpd, 192,500 bpd and 314,000 bpd, respectively. For the three months ended September 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 259,800 bpd, 146,000 bpd, 145,300 bpd and 297,200 bpd, respectively. For the three months ended September 30, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 372,000 bpd, 168,000 bpd, 198,900 bpd and 357,400 bpd, respectively. For the three months ended September 30, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 299,300 bpd, 152,800 bpd, 152,000 bpd and 332,100 bpd, respectively.
The throughput rates at our refineries were higher in the three months ended September 30, 2022 compared to the same period in 2021. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $1,573.2 million for the three months ended September 30, 2022 compared to $168.7 million for the three months ended September 30, 2021, an increase of approximately $1,404.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) and gross refining margin excluding special items totaled $2,262.1 million, or $24.96 per barrel of throughput for the three months ended September 30, 2022 compared to $727.5 million, or $9.32 per barrel of throughput for the three months ended September 30, 2021, an increase of approximately $1,534.6 million.
During the three months ended September 30, 2022 and September 30, 2021, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all of our refineries.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $297.6 million for the three months ended September 30, 2022 in comparison to $73.1 million for three months ended months ended September 30, 2021.

Average industry margins were favorable during the three months ended September 30, 2022 in comparison to the same period in 2021, primarily due to increases in regional demand and favorable movements in refining margins as a result of global supply disruptions.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $37.51 per barrel, or 101.0% higher, in the three months ended September 30, 2022, as compared to $18.66 per barrel in the same period in 2021. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthening Dated Brent/Maya differential, which increased by $8.84 per barrel, partially offset by weakened WTI/Bakken differentials, which decreased by $4.29 per barrel in comparison to the same period in 2021. The WTI/WCS differential increased to $22.61 per barrel in the three months ended September 30, 2022 compared to $13.59 in the same period in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $35.35 per barrel, or 80.4% higher, in the three months ended September 30, 2022 as compared to $19.60 per barrel in the same period in 2021. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $4.77 per barrel in the three months ended September 30, 2022, as compared to a premium of $0.48 per barrel in the same period in 2021. Additionally, the WTI/Syncrude differential averaged a premium $6.30 per barrel during the three months ended September 30, 2022 as compared to a discount of $2.47 per barrel in the same period of 2021.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $38.75 per barrel, or 113.7% higher, in the three months ended September 30, 2022 as compared to $18.13 per barrel in the same period in 2021. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.40 per barrel during the three months ended September 30, 2022 as compared to a premium of $0.92 per barrel in the same period of 2021.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $46.87 per barrel, or 117.6% higher, in the three months ended September 30, 2022 as compared to $21.54 per barrel in the same period in 2021. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $47.97 per barrel, or 106.1% higher, in the three months ended September 30, 2022 as compared to $23.27 per barrel in the same period in 2021. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $7.21 per barrel during the three months ended September 30, 2022 as compared to a premium of $2.12 per barrel in the same period of 2021.
Operating Expenses— Operating expenses totaled $646.0 million for the three months ended September 30, 2022 compared to $530.5 million for the three months ended September 30, 2021, an increase of $115.5 million, or 21.8%. Of the total $646.0 million of operating expenses for the three months ended September 30, 2022, $620.1 million, or $6.84 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $25.9 million related to expenses incurred by the Logistics segment ($507.6 million, or $6.50 per barrel, and $22.9 million of operating expenses for the three months ended September 30, 2021 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2021. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production. Operating expenses related to our Logistics segment also increased as a result of increased maintenance activity.

General and Administrative Expenses— General and administrative expenses totaled $168.2 million for the three months ended September 30, 2022 compared to $64.1 million for the three months ended September 30, 2021, an increase of approximately $104.1 million or 162.4%. The increase in general and administrative expenses for the three months ended September 30, 2022 in comparison to the three months ended September 30, 2021 is primarily related to higher employee-related expenses, including the recognition of incentive compensation for our non-executive employees. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on Sale of Assets— There was no gain or loss on the sale of assets for the three months ended September 30, 2022. There was a loss on the sale of assets of $0.2 million for the three months ended September 30, 2021, related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $130.1 million for the three months ended September 30, 2022 (including $128.1 million recorded within Cost of sales) compared to $116.2 million for the three months ended September 30, 2021 (including $112.8 million recorded within Cost of sales), an increase of $13.9 million. The increase was a result of a general increase to our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2021.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $3.0 million for the three months ended September 30, 2022 in comparison to a loss of $0.1 million for the three months ended September 30, 2021. These losses were primarily related to the changes in estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $2.6 million for the three months ended September 30, 2022 compared to a gain of $17.8 million for the three months ended September 30, 2021. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
(Loss) Gain on Extinguishment of Debt— Loss on the extinguishment of debt of $69.9 million incurred in the three months ended September 30, 2022 relates to the redemption of the outstanding 2025 Senior Secured Notes. There was a gain on extinguishment of debt of $60.3 million related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes in the same period of 2021.
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the three months ended September 30, 2022 represented a charge of $1.7 million. There was no change in the Tax Receivable Agreement liability for the three months ended September 30, 2021. This charge was primarily the result of the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Interest Expense, net— PBF Energy interest expense totaled $52.7 million for the three months ended September 30, 2022 compared to $82.0 million for the three months ended September 30, 2021, a decrease of approximately $29.3 million. The net decrease is mainly attributed to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022, as well as a lower outstanding balance on our revolving credit facilities as of September 30, 2022. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $55.7 million and $84.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively (inclusive of $3.0 million and $2.8 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining L.L.C (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”) are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% and 99.2%, on a weighted-average basis for the three months ended September 30, 2022 and September 30, 2021, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the three months ended September 30, 2022 and September 30, 2021 was 15.3% and 25.6%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended September 30, 2022 and September 30, 2021 was approximately 0.7% and 0.8%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Overview— PBF Energy net income was $2,316.7 million for the nine months ended September 30, 2022 compared to net income of $126.4 million for the nine months ended September 30, 2021. PBF LLC net income was $2,913.5 million for the nine months ended September 30, 2022 compared to net income of $153.5 million for the nine months ended September 30, 2021. Net income attributable to PBF Energy stockholders was $2,239.0 million, or $18.03 per diluted share, for the nine months ended September 30, 2022 ($18.03 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $19.03 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), compared to net income attributable to PBF Energy stockholders of $65.7 million, or $0.54 per diluted share, for the nine months ended September 30, 2021 ($0.54 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(3.75) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.2% for the nine months ended September 30, 2022 and 2021.
Our results for the nine months ended September 30, 2022 were negatively impacted by special items consisting of pre-tax charges associated with the change in the Tax Receivable Agreement liability of $288.2 million, or $213.6 million net of tax, a change in fair value of contingent consideration of $130.9 million, or $97.0 million net of tax, primarily related to the Martinez Acquisition, and a net loss on the extinguishment of debt mainly associated with the redemption of our 2025 Senior Secured Notes of $66.1 million, or $49.0 million net of tax, partially offset by a $233.8 million tax benefit associated with the remeasurement of certain deferred tax assets. Our results for the nine months ended September 30, 2021 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $669.6 million, or $491.5 million net of tax, a pre-tax gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, or $44.3 million net of tax, and a $3.8 million tax benefit associated with the remeasurement of certain deferred tax assets, offset by a change in the fair value of the Martinez Contingent Consideration of $26.2 million, or $19.2 million net of tax.
Excluding the impact of these special items, when comparing our results to the nine months ended September 30, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at all of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, gross margin and operating income.
Revenues— Revenues totaled $36.0 billion for the nine months ended September 30, 2022 compared to $19.0 billion for the nine months ended September 30, 2021, an increase of approximately $17.0 billion, or 89.5%. Revenues per barrel were $127.56 and $76.95 for the nine months ended September 30, 2022 and 2021, respectively, an increase of 65.8% directly related to higher hydrocarbon commodity prices. For the nine months ended September 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 291,600 bpd, 152,600 bpd, 185,200 bpd and 291,000 bpd, respectively. For the nine months ended September 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,900 bpd, 138,000 bpd, 158,000 bpd and 276,300 bpd, respectively. For the nine months ended September 30, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 343,600 bpd, 158,500 bpd, 196,300 bpd and 334,900 bpd, respectively. For the nine months ended September 30, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 285,700 bpd, 144,100 bpd, 165,800 bpd and 309,400 bpd, respectively.

Overall the throughput rates were higher in the nine months ended September 30, 2022 compared to the same period in 2021, despite turnaround activity at several refineries during the nine months ended September 30, 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $3,709.5 million for the nine months ended September 30, 2022, compared to $508.9 million for the nine months ended September 30, 2021, an increase of approximately $3,200.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $5,721.0 million, or $22.77 per barrel of throughput for the nine months ended September 30, 2022 compared to $2,089.0 million, or $9.30 per barrel of throughput for the nine months ended September 30, 2021, an increase of approximately $3,632.0 million. Gross refining margin excluding special items totaled $5,721.0 million or $22.77 per barrel of throughput for the nine months ended September 30, 2022 compared to $1,419.4 million or $6.32 per barrel of throughput for the nine months ended September 30, 2021, an increase of $4,301.6 million.
During the nine months ended September 30, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all of our refineries. For the nine months ended September 30, 2021, special items impacting our margin calculations included a non-cash LCM inventory benefit of approximately $669.6 million on a net basis, resulting from an increase in crude oil and refined product prices from the year ended 2020 to the end of the third quarter of 2021.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $924.7 million for the nine months ended September 30, 2022 in comparison to $653.8 million for the nine months ended September 30, 2021.
Average industry margins were favorable during the nine months ended September 30, 2022 in comparison to the same period in 2021, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices, in addition to increased refining margins as a result of global supply disruptions.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $38.14 per barrel, or 137.0% higher, in the nine months ended September 30, 2022, as compared to $16.09 per barrel in the same period in 2021. Our margins were impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differentials, which increased by $6.88 per barrel, slightly offset by weakened WTI/Bakken differentials, which decreased by $4.15 per barrel, in comparison to the same period in 2021. The WTI/WCS differential increased to $18.74 per barrel in the nine months ended September 30, 2022 compared to $13.00 in the same period in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $32.63 per barrel, or 95.0% higher, in the nine months ended September 30, 2022 as compared to $16.73 per barrel in the same period in 2021. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential and WTI/Syncrude differential, which decreased by $4.15 per barrel and $5.20 per barrel, respectively.

On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $37.77 per barrel, or 145.3% higher, in the nine months ended September 30, 2022 as compared to $15.40 per barrel in the same period in 2021. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.08 per barrel during the nine months ended September 30, 2022 as compared to a premium of $1.63 per barrel in the same period of 2021.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $44.45 per barrel, or 127.0% higher, in the nine months ended September 30, 2022 as compared to $19.58 per barrel in the same period in 2021. Additionally (West Coast) 3-2-1 industry crack spread was $44.54 per barrel, or 131.7% higher, in the nine months ended September 30, 2022 as compared to $19.22 per barrel in the same period in 2021. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $3.88 per barrel during the nine months ended September 30, 2022 as compared to a premium of $2.48 per barrel in the same period of 2021.
Operating Expenses— Operating expenses totaled $1,904.0 million for the nine months ended September 30, 2022 compared to $1,495.6 million for the nine months ended September 30, 2021, an increase of approximately $408.4 million, or 27.3%. Of the total $1,904.0 million of operating expenses for the nine months ended September 30, 2022, $1,829.5 million or $7.28 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $74.5 million related to expenses incurred by the Logistics segment ($1,430.1 million or $6.36 per barrel of throughput, and $65.5 million of operating expenses for the nine months ended September 30, 2021 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2021. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production.
General and Administrative Expenses— General and administrative expenses totaled $374.9 million for the nine months ended September 30, 2022 compared to $166.9 million for the nine months ended September 30, 2021, an increase of approximately $208.0 million or 124.6%. The increase in general and administrative expenses for the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021 primarily related to higher employee-related expenses, certain of which includes the recognition of incentive compensation for our non-executive employees. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (Gain) on Sale of Assets— There was a loss of $0.3 million and a gain of $0.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $372.3 million for the nine months ended September 30, 2022 (including $366.5 million recorded within Cost of sales) compared to $348.6 million for the nine months ended September 30, 2021 (including $338.5 million recorded within Cost of sales), an increase of approximately $23.7 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2021.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $130.9 million and $26.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. These losses were primarily related to the changes in estimated fair value of the Martinez Contingent Consideration.

Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the nine months ended September 30, 2022 represented a charge of $288.2 million. There was no change in the Tax Receivable Agreement liability for the nine months ended September 30, 2021. This charge was primarily the result of changes in the deferred tax asset valuation allowance recorded in accordance with ASC 740 related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $0.3 million for the nine months ended September 30, 2022 compared to a gain of $13.6 million for the nine months ended September 30, 2021. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
(Loss) Gain on Extinguishment of Debt— Loss on the extinguishment of debt of $66.1 million incurred in the nine months ended September 30, 2022 relates to the redemption of all of the outstanding 2025 Senior Secured Notes, slightly offset by a gain related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes, compared to a gain on the extinguishment of debt of $60.3 million in the nine months ended September 30, 2021 related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes.
Interest Expense, net— PBF Energy interest expense totaled $216.6 million for the nine months ended September 30, 2022 compared to $243.1 million for the nine months ended September 30, 2021, a decrease of approximately $26.5 million. The net decrease is mainly attributed to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022, as well as a lower outstanding balance on our revolving credit facilities as of September 30, 2022. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $224.9 million and $250.9 million for the nine months ended September 30, 2022 and 2021, respectively (inclusive of $8.3 million and $7.8 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is an MLP, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Ltd., are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, which includes PBF LLC’s allocable share of PBFX’s pre-tax income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.2%, on a weighted-average basis for both the nine months ended September 30, 2022 and September 30, 2021. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the nine months ended September 30, 2022 and September 30, 2021 was 12.4% and 20.0%, respectively.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the nine months ended September 30, 2022 and 2021 was approximately 0.8%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, changes in the Tax Receivable Agreement liability, loss (gain) on extinguishment of debt, and net tax benefit on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and nine months ended September 30, 2022 and 2021 (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to PBF Energy Inc. stockholders	$1,056.4	$59.1	$2,239.0	$65.7
Less: Income allocated to participating securities	—	—	—	—
Income available to PBF Energy Inc. stockholders - basic	1,056.4	59.1	2,239.0	65.7
Add: Net income attributable to noncontrolling interest (1)	9.2	0.7	21.4	0.7
Less: Income tax expense (2)	(2.3)	(0.2)	(5.5)	(0.2)
Adjusted fully-converted net income	$1,063.3	$59.6	$2,254.9	$66.2
Special Items: (3)
Add: Non-cash LCM inventory adjustment	—	—	—	(669.6)
Add: Change in fair value of contingent consideration	3.0	0.1	130.9	26.2
Add: Loss (gain) on extinguishment of debt	69.9	(60.3)	66.1	(60.3)
Add: Change in Tax Receivable Agreement liability	1.7	—	288.2	—
Add: Net tax benefit on remeasurement of deferred tax assets	(110.4)	(1.4)	(233.8)	(3.8)
Add: Recomputed income tax on special items	(19.4)	16.0	(125.7)	187.2
Adjusted fully-converted net income (loss) excluding special items	$1,008.1	$14.0	$2,380.6	$(454.1)
Weighted-average shares outstanding of PBF Energy Inc.	122,113,570	120,268,046	121,299,726	120,230,369
Conversion of PBF LLC Series A Units (4)	910,457	994,192	920,529	989,314
Common stock equivalents (5)	3,561,782	91,851	2,872,678	387,524
Fully-converted shares outstanding-diluted	126,585,809	121,354,089	125,092,933	121,607,207
Diluted net income per share	$8.40	$0.49	$18.03	$0.54
Adjusted fully-converted net income per fully exchanged, fully diluted shares outstanding (5)	$8.40	$0.49	$18.03	$0.54
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$7.96	$0.12	$19.03	$(3.75)
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2022		2021
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$12,764.6	$140.90	$7,186.7	$92.09
Less: Cost of sales	11,191.4	123.54	7,018.0	89.93
Consolidated gross margin	$1,573.2	$17.36	$168.7	$2.16
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$1,573.2	$17.36	$168.7	$2.16
Add: PBFX operating expense	30.3	0.34	27.3	0.35
Add: PBFX depreciation expense	9.0	0.10	9.8	0.13
Less: Revenues of PBFX	(89.6)	(0.99)	(88.9)	(1.14)
Add: Refinery operating expense	620.1	6.84	507.6	6.50
Add: Refinery depreciation expense	119.1	1.31	103.0	1.32
Gross refining margin	$2,262.1	$24.96	$727.5	$9.32
Special items:(3)
Add: Non-cash LCM inventory adjustment	—	—	—	—
Gross refining margin excluding special items	$2,262.1	$24.96	$727.5	$9.32

	Nine Months Ended September 30,
	2022		2021
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$35,984.0	$143.21	$19,009.4	$84.60
Less: Cost of sales	32,274.5	128.45	18,500.5	82.34
Consolidated gross margin	$3,709.5	$14.76	$508.9	$2.26
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$3,709.5	$14.76	$508.9	$2.26
Add: PBFX operating expense	87.9	0.35	77.7	0.35
Add: PBFX depreciation expense	27.6	0.11	28.5	0.13
Less: Revenues of PBFX	(272.4)	(1.08)	(266.2)	(1.18)
Add: Refinery operating expense	1,829.5	7.28	1,430.1	6.36
Add: Refinery depreciation expense	338.9	1.35	310.0	1.38
Gross refining margin	$5,721.0	$22.77	$2,089.0	$9.30
Special items:(3)
Add: Non-cash LCM inventory adjustment	—	—	(669.6)	(2.98)
Gross refining margin excluding special items	$5,721.0	$22.77	$1,419.4	$6.32
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

The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$1,084.2	$78.7	$2,316.7	$126.4
Add: Depreciation and amortization expense	130.1	116.2	372.3	348.6
Add: Interest expense, net	52.7	82.0	216.6	243.1
Add: Income tax expense	191.1	20.3	316.3	16.4
EBITDA	$1,458.1	$297.2	$3,221.9	$734.5
Special Items(3)
Add: Non-cash LCM inventory adjustment	—	—	—	(669.6)
Add: Change in fair value of contingent consideration	3.0	0.1	130.9	26.2
Add: Loss (gain) on extinguishment of debt	69.9	(60.3)	66.1	(60.3)
Add: Change in Tax Receivable Agreement liability	1.7	—	288.2	—
EBITDA excluding special items	$1,532.7	$237.0	$3,707.1	$30.8

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,458.1	$297.2	$3,221.9	$734.5
Add: Stock-based compensation	6.9	6.9	24.9	24.7
Add: Change in fair value of catalyst obligations	2.6	(17.8)	0.3	(13.6)
Add: Non-cash LCM inventory adjustment(3)	—	—	—	(669.6)
Add: Change in fair value of contingent consideration(3)	3.0	0.1	130.9	26.2
Add: Loss (gain) on extinguishment of debt(3)	69.9	(60.3)	66.1	(60.3)
Add: Change in Tax Receivable Agreement liability(3)	1.7	—	288.2	—
Adjusted EBITDA	$1,542.2	$226.1	$3,732.3	$41.9
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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2022	2021
January 1,	$—	$669.6
June 30,	—	—
September 30,	—	—

The following table includes the corresponding impact of changes in the LCM inventory reserve on income from operations and net income for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Net LCM inventory adjustment benefit in income from operations	$—	$—	$—	$669.6
Net LCM inventory adjustment benefit in net income	—	—	—	491.5

Change in Fair Value of Contingent Consideration - During the three months ended September 30, 2022, we recorded a change in fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which decreased income from operations and net income by $3.0 million and $2.2 million, respectively. During the nine months ended September 30, 2022, we recorded a change in fair value of the contingent consideration primarily related to the Martinez Contingent Consideration, which decreased income from operations and net income by $130.9 million and $97.0 million, respectively. During the three months ended September 30, 2021, we recorded a change in fair value of the contingent consideration related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration, which decreased income from operations and net income by $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2021, we recorded a change in fair value of the contingent consideration primarily related to the Martinez Contingent Consideration which decreased income from operations and net income by $26.2 million and $19.2 million, respectively.
Loss (Gain) on Extinguishment of Debt - During the three months ended September 30, 2022, we recorded a pre-tax loss on extinguishment of debt related to the redemption of our 2025 Senior Secured Notes, which decreased income before income taxes and net income by $69.9 million and $51.8 million, respectively. During the nine months ended September 30, 2022, we recorded a pre-tax net loss on extinguishment of debt which decreased income before income taxes and net income by $66.1 million and $49.0 million, respectively, primarily related to the redemption of our 2025 Senior Secured Notes, partially offset by the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes. During the three and nine months ended September 30, 2021, we recorded a pre-tax gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before income taxes and net income by $60.3 million and $44.3 million, respectively.
Change in Tax Receivable Agreement liability - During the three months ended September 30, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $1.7 million and $1.3 million, respectively. During the nine months ended September 30, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $288.2 million and $213.6 million, respectively. There was no change to the Tax Receivable Agreement liability during the three or nine months ended September 30, 2021. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in our obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Recomputed Income Tax on Special Items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net Tax Benefit on Remeasurement of Deferred Tax Assets - During the three and nine months ended September 30, 2022, we recorded a decrease to our deferred tax valuation allowance of $110.9 million and $308.5 million, respectively (reducing our deferred tax valuation allowance to zero), in accordance with ASC 740, of which $110.4 million and $233.8 million, respectively, related to a tax benefit with respect to the remeasurement of deferred tax assets and the balance related to our net changes in the Tax Receivable Agreement liability. During the three and nine months ended September 30, 2021, we recorded a decrease to our deferred tax valuation allowance related to the remeasurement of deferred tax assets of $1.4 million and $3.8 million, respectively, in accordance with ASC 740, related to the remeasurements of deferred tax assets.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and nine months ended September 30, 2022 and 2021, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 3,102,413 and 7,361,773 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2022, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 11,113,779 and 11,041,279 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and nine months ended September 30, 2021, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future dividend payments, debt service requirements, and PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of September 30, 2022, we are in compliance with all covenants, including financial covenants, in all our debt agreements.

Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $3,648.9 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $325.7 million for the nine months ended September 30, 2021. Our operating cash flows for the nine months ended September 30, 2022 include our net income of $2,316.7 million, and net changes in operating assets and liabilities reflecting cash proceeds of $252.5 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses is due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of September 30, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $388.9 million, change in the Tax Receivable Agreement liability of $288.2 million, deferred income taxes of $165.5 million, change in the fair value of the contingent consideration of $130.9 million primarily associated with the Martinez Contingent Consideration, net loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Secured Notes of $66.1 million, pension and other post-retirement benefits costs of $35.7 million, stock-based compensation of $24.9 million, change in the fair value of our catalyst obligations of $0.3 million, and loss on sale of assets of $0.3 million, partially offset by net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $21.1 million. Our operating cash flows for the nine months ended September 30, 2021 included our net income of $126.4 million, net changes in operating assets and liabilities reflecting cash proceeds of $438.6 million, depreciation and amortization of $361.2 million, net non-cash charges related to the change in fair value of our inventory repurchase obligations of $46.0 million, pension and other post-retirement benefits costs of $38.0 million, change in the fair value of the contingent consideration of $26.2 million, stock-based compensation of $24.7 million, and deferred income taxes of $8.5 million, partially offset by a net non-cash benefit of $669.6 million relating to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, change in the fair value of our catalyst obligations of $13.6 million, and gain on sale of assets of $0.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $683.7 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $227.2 million for the nine months ended September 30, 2021. The net cash flows used in investing activities for the nine months ended September 30, 2022 was comprised of cash outflows of capital expenditures totaling $391.5 million, expenditures for refinery turnarounds of $240.3 million, and expenditures for other assets of $51.9 million. The net cash used in investing activities for the nine months ended September 30, 2021 was comprised of cash outflows of capital expenditures totaling $142.0 million, expenditures for refinery turnarounds of $64.6 million, and expenditures for other assets of $20.6 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $2,398.1 million for the nine months ended September 30, 2022 compared to net cash used in financing activities of $235.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash used in financing activities consisted of the redemption of our 2025 Senior Secured notes of $1,307.4 million, net repayments on the Revolving Credit Facility of $900.0 million, net repayments on the PBFX Revolving Credit Facility of $100.0 million, settlement of precious metal catalyst obligations of $37.3 million, distributions and dividends of $29.5 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, payments on finance leases of $8.5 million, and payments related to the PBFX Contingent Consideration of $2.7 million, partially offset by proceeds from insurance premium financing of $10.5 million, and deferred financing costs and other of $2.7 million. For the nine months ended September 30, 2021, net cash used in financing activities consisted of net repayments on the PBFX Revolving Credit Facility of $75.0 million, $90.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, distributions and dividends of $30.0 million, net settlements of precious metal catalyst obligations of $18.5 million, PBFX Contingent Consideration payments of $12.2 million, payments on finance leases of $10.7 million, and principal amortization payments of the $35.0 million PBF Rail term loan of $5.5 million, partially offset by proceeds from insurance premium financing of $7.0 million, and deferred financing costs and other of $0.3 million.
The cash flow activity of PBF LLC for the period ended September 30, 2022 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity of the affiliate note payable with PBF Energy of $23.5 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
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
Debt and Credit Facility
Long-Term Debt Related Transactions
The PBFX 2023 Senior Notes are due May 2023 and are classified as Current debt as of September 30, 2022 within our Condensed Consolidated Balance Sheet.
During the three and nine months ended September 30, 2022, we exercised our rights under the indenture governing the 2025 Senior Secured Notes to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations.
During the nine months ended September 30, 2022, we made a number of open market repurchases of our 2028 Senior Notes and 2025 Senior Notes that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and we recognized a $3.8 million gain on the extinguishment of debt during the nine months ended September 30, 2022.

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
Catalyst Financing Obligations
During the three months ended September 30, 2022, we settled certain of our precious metals financing arrangements, which represented a reduction of debt of approximately $37.3 million.
Liquidity
As of September 30, 2022, our operational liquidity was more than $4.4 billion, which consists of $1.8 billion of cash, excluding cash held at PBFX, and more than $2.6 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand. In addition, as of September 30, 2022, PBFX had approximately $541.4 million of liquidity, including approximately $44.9 million in cash, and access to approximately $496.5 million under the PBFX Revolving Credit Facility.
As of September 30, 2022, outstanding letters of credit totaled approximately $819.4 million.
We have executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our corporate structure, operations and other cost saving measures. In an effort to preserve the positive recovery trends experienced since the beginning of 2021, we remain committed to our plan with notable events within the past twelve months highlighted below:
•July 2022 full redemption of our 2025 Senior Secured Notes using cash on hand as of June 30, 2022, resulting in annual interest savings of approximately $115.0 million;
•Extinguishment of $258.9 million of our 2028 Senior Notes and 2025 Senior Notes to date, resulting in annual cash interest savings of approximately $16.3 million;
•In May 2022, completed a multi-year extension of our Revolving Credit Facility, with an aggregate commitment of $4.3 billion; and
•In October 2021, executed the Third Inventory Intermediation Agreement with J. Aron through 2024, covering certain crude oil, intermediate and finished products across our East Coast and Chalmette refineries.
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
We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the nine months ended September 30, 2022, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our outstanding debt or stock or incur new liens.
As part of the potential Merger Transaction that is intended to close in the fourth quarter of 2022, PBF LLC will be required to compensate PBFX unitholders $9.25 in cash, without interest, per outstanding unit or, approximately $303.3 million, based on public units outstanding as of October 24, 2022, any dividends or other distributions to which the holder thereof becomes entitled to upon surrender of such outstanding common units held by an unaffiliated common unitholder in accordance with the Merger Agreement, and any cash in lieu of fractional shares of PBF Energy Class A common stock in accordance with the Merger Agreement, upon successful close of the transaction. We expect to fund these amounts with cash on hand and/or borrowings under the Revolving Credit Facility.
Working Capital
PBF Energy’s working capital at September 30, 2022 was $1,148.0 million, consisting of $6,571.9 million in total current assets and $5,423.9 million in total current liabilities. PBF Energy’s working capital at December 31, 2021 was $1,439.5 million, consisting of $5,199.2 million in total current assets and $3,759.7 million in total current liabilities. PBF LLC’s working capital at September 30, 2022 was $1,175.7 million, consisting of $6,569.0 million in total current assets and $5,393.3 million in total current liabilities. PBF LLC’s working capital at December 31, 2021 was $1,385.6 million, consisting of $5,197.5 million in total current assets and $3,811.9 million in total current liabilities.
Capital Spending
Capital spending was $683.7 million for the nine months ended September 30, 2022 and was primarily comprised of annual maintenance, turnaround costs at our Delaware City, Chalmette, Torrance and Martinez refineries and spending related to our Renewable Diesel Project at the Chalmette refinery. Capital spend also included costs associated with safety related enhancements and facility improvements at our refineries and approximately $4.6 million of capital expenditures related to PBFX. Excluding capital expenditures related to our Renewable Diesel Project, our full-year refining capital expenditures are expected to range from $550.0 million to $575.0 million, which includes advanced purchases of materials for future turnarounds. In addition, PBFX expects to spend an aggregate of approximately $4.0 million to $6.0 million in net capital expenditures for the remainder of 2022.

During the third quarter of 2022, we also invested approximately $103.0 million in capital to progress and incubate our Renewable Diesel Project with the goal of being in production in the first half of 2023.
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
At September 30, 2022, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $384.1 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.

Tax Receivable Agreement Obligation
PBF Energy has recognized, as of September 30, 2022 and December 31, 2021, a liability for the Tax Receivable Agreement of $336.4 million and $48.3 million, respectively, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of any deferred tax asset valuation allowance recognized in accordance with ASC 740. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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
Dividends and Distributions
PBF Energy
On October 27, 2022, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on November 29, 2022 to PBF Energy Class A common stockholders of record at the close of business on November 14, 2022. PBF LLC intends to make pro-rata distributions of approximately $24.60 million, or $0.20 per unit to its members, including PBF Energy, which in turn, intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
PBF Energy currently intends to continue to pay quarterly cash dividends on its Class A common stock. However, the declaration, amount and payment of any future dividends on shares of PBF Energy Class A common stock will be at the sole discretion of PBF Energy’s Board of Directors, and we are not obligated under any applicable laws, our governing documents or any contractual agreements with our existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members).
PBF LLC
In October 2022, PBF LLC made a total of $1,130.1 million of tax distributions to its members, of which $1,121.8 million was distributed to PBF Energy and the remaining balance was distributed to PBF LLC’s other members. The tax distribution made to PBF Energy increased the PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level.

PBF Logistics LP
PBFX intends to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.1 million per quarter or approximately $76.4 million on an annualized basis, based on the number of common units outstanding as of September 30, 2022, to the extent PBFX has sufficient cash from operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to PBFX’s general partner. However, there is no guarantee that PBFX will pay the minimum quarterly distribution or any amount on the units it owns in any quarter. Even if PBFX’s cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of PBFX’s partnership agreement and debt facilities.
During the nine months ended September 30, 2022, PBFX made quarterly cash distributions totaling $56.4 million of which $27.0 million was distributed to PBF LLC and the balance was distributed to its public unitholders.
On October 27, 2022, the Board of Directors of PBFX’s general partner, PBF Logistics GP LLC, announced a distribution of $0.30 per unit on outstanding common units of PBFX. The distribution is payable on November 18, 2022 to PBFX common unitholders of record at the close of business on November 7, 2022.
As of September 30, 2022, PBFX had $3.5 million outstanding letters of credit, $496.5 million available under the PBFX Revolving Credit Facility and cash and cash equivalents of $44.9 million to fund its operations, if necessary. Accordingly, as of September 30, 2022, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to PBFX to make distributions to unitholders.

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

At September 30, 2022 and December 31, 2021, we had gross open commodity derivative contracts representing 70.0 million barrels and 42.1 million barrels, respectively, with an unrealized net gain of $20.2 million and unrealized net loss of $12.0 million, respectively. The open commodity derivative contracts as of September 30, 2022 expire at various times during 2022 and 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.4 million barrels and 30.2 million barrels at September 30, 2022 and December 31, 2021, respectively. The average cost of our hydrocarbon inventories was approximately $78.56 and $78.29 per barrel on a LIFO basis at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $4.3 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At September 30, 2022, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $24.0 million annually.

The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. At September 30, 2022, PBFX had no outstanding variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $3.7 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2022. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On September 27, 2021, DCR received a Notice of Administrative Penalty Assessment and Secretary’s Order from the Delaware Department of Natural Resources and Environmental Control, seeking to impose penalties in the amount of $285,000 related to alleged Title V permit violations occurring in 2019 and 2020. On October 15, 2021, DCR filed a Notice of Appeal before Delaware’s Environmental Appeals Board, contesting the Secretary’s findings and requesting a hearing. On November 2, 2021, the Environmental Appeals Board scheduled a Pre-Hearing Conference for April 8, 2022 and Hearing Date for April 26, 2022. On March 17, 2022, the parties entered into a settlement agreement, pursuant to which DCR did not admit to any of the allegations and denied any liability. DCR has paid an administrative penalty of $250,000 and its appeal has been withdrawn.
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
On April 17, 2019, we received a Notice of Violation (“NOV”) from the South Coast Air Quality Management District (“SCAQMD”) relating to Title V deviations alleged to have occurred in second half of 2018 self-reported Title V deviations. In May 2022, the SCAQMD requested that we present a settlement proposal to resolve the NOV. On June 16, 2022, we presented a settlement offer of $456,820 to settle the NOV. On July 22, 2022, the SCAQMD presented a counter proposal of $1.2 million. On August 25, 2022, we presented a counter proposal of $736,845. We are awaiting a response from the SCAQMD.
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
In connection with self-reported flaring events that occurred at the Paulsboro Refinery between 2016 and 2020, in October 2021, the New Jersey Department of Environmental Protection (“NJDEP”) initiated discussions with PRC regarding potential penalties for alleged violations related to the self-reported flaring events. Although a formal NOV was not issued, NJDEP issued a calculation sheet of potential penalties, totaling approximately $1.6 million. The refinery challenged certain of those potential penalties, and effective September 26, 2022, the parties executed a settlement agreement for a total civil penalty of $1.0 million, fifty percent of which was paid into a generic NJDEP Supplemental Environmental Project.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows, individually or in the aggregate.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the court ordered the parties to submit draft orders for the Court’s consideration. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute José Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. On September 22, 2022, the Ninth Circuit issued an order denying Plaintiffs’ petition for permission to file an interlocutory appeal, confirming that the case will proceed with Navarro as the sole plaintiff. On September 27, 2022, the Plaintiff filed a schedule of pretrial and trial dates with a trial date of July 18, 2023, which was approved by the Court. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2021, Martinez Refining Company LLC (“MRC”) filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the Bay Area Air Quality Management District (“BAAQMD”) requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. We expect another mandatory settlement conference to be held in 2022. The parties are currently compiling the administrative record for completeness and certification. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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
EXHIBIT INDEX

Exhibit Number	Description

2.1**	Agreement and Plan of Merger, dated July 27, 2022 by and among PBF Energy Inc., PBF Energy Company LLC, PBFX Holdings Inc., Riverlands Merger Sub LLC, PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated July 27, 2022 (File No. 001-35764)).

10.1	Voting and Support Agreement, dated July 27, 2022, by and among PBF Energy Inc., PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 file with PBF Energy Inc.’s Current Report on Form 8-K dated July 27,2022 (File No. 001-35764)).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Erik Young, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
———————

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
**	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	October 27, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	October 27, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)