Form 10-K
period 2022-12-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2023-02-16
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
PBF Energy Inc.    ☒
PBF Energy Company LLC       ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
PBF Energy Inc.    ☐
PBF Energy Company LLC       ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
PBF Energy Inc.    ☐
PBF Energy Company LLC       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PBF Energy Inc.    ☐ Yes ☒ No
PBF Energy Company LLC    ☐ Yes ☒ No

The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.5 billion based upon the New York Stock Exchange Composite Transaction closing price.
As of February 9, 2023, PBF Energy Inc. had outstanding 128,975,077 shares of Class A common stock and 13 shares of Class B common stock. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in PBF Energy Company LLC as of December 31, 2022. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2022. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
“ExxonMobil” refers to Exxon Mobil Corporation.
“FCC” refers to fluid catalytic cracking.
“feedstocks” refers to crude oil and partially refined products that are processed and blended into refined products.
“GAAP” refers to U.S. generally accepted accounting principles developed by the Financial Accounting Standard Board for nongovernmental entities.
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
“IRA” refers to the Inflation Reduction Act; a U.S. federal law enacted on August 16, 2022 that resulted in significant law changes related to tax, climate change, energy, and health care. The tax provision includes, but is not limited to, a corporate alternative minimum tax of 15%, excise tax of 1% on certain corporate stock buy-backs, energy-related tax credits and incentives, and additional Internal Revenue Service (“IRS”) funding.
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
“OSHA” refers to the Occupational Safety and Health Administration of the U.S. Department of Labor.
“PADD” refers to Petroleum Administration for Defense Districts.
“refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.
“Renewable Fuel Standard” (“RFS”) refers to the Renewable Fuel Standard issued pursuant to the Energy Independence and Security Act of 2007 implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States.
“RINs” refers to renewable fuel credits required for compliance with the RFS.
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

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of December 31, 2022. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate the business.
PART I
This Annual Report on Form 10-K is filed by PBF Energy and PBF LLC. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “Company”, “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries, including PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC, Martinez Refining Company LLC (“MRC”), PBF Logistics GP LLC (“PBFX GP”) and PBF Logistics LP (“PBFX”) and its subsidiaries.
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

ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics.
PBF Energy is a holding company whose primary asset is a controlling equity interest in PBF LLC. We are the sole managing member of PBF LLC and operate and control all of the business and affairs of PBF LLC. We consolidate the financial results of PBF LLC and its subsidiaries and record a noncontrolling interest in our consolidated financial statements representing the economic interests of the members of PBF LLC other than PBF Energy. PBF LLC is a holding company for the companies that directly or indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBFX is an indirect wholly-owned subsidiary of PBF LLC that owns and operates logistics assets that support our refining operations.
As of December 31, 2022, PBF Energy held 129,660,538 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 910,457 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.3% of the voting power in PBF Energy, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in PBF Energy.

The following map details the locations of our refineries (each as defined below):

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

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in barrels per day) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	8.8(3)	155,000(3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
________
(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions, in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are regularly evaluated and accordingly updated, which resulted in the restart of several idled processing units at the Paulsboro refinery in 2022.
(2) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
(3) Under normal operating conditions and prevailing market environments, our Nelson Complexity Index and throughput capacity for the Paulsboro refinery would be 13.1 and 180,000, respectively. As a result of the East Coast Refining Reconfiguration and subsequent restart of several idled processing units at the Paulsboro refinery, our Nelson Complexity Index and throughput capacity were reduced.
Logistics
PBFX, an indirect wholly-owned subsidiary of PBF Energy and PBF LLC, owns or leases, operates, develops and acquires crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. The majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by us in consolidation.
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Recent Developments
Merger Transaction
On July 27, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly owned subsidiary of PBF LLC (“PBFX Holdings”), Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC (“Merger Sub”), PBFX, and PBFX GP entered into a definitive agreement (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC announced their intention to acquire all of the publicly held common units in PBFX representing limited partner interests in the MLP not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates on the closing date of the transaction (the “Merger Transaction”). The Merger Transaction closed on November 30, 2022 and PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
At the effective time of the closing of the Merger Transaction (the “Effective Time”), pursuant to the terms of the Merger Agreement, each PBFX Public Common Unit was converted into the right to receive: (i) 0.270 of a share of Class A Common Stock, par value $0.001 per share, of PBF Energy (the “PBF Energy Common Stock,” and such consideration, the “Stock Consideration”), (ii) $9.25 in cash, without interest (together with the Stock Consideration, the “Merger Consideration”), and (iii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 PBF Energy common shares. The PBFX Common Units owned by PBF LLC and PBFX Holdings and the non-economic general partner interest remain outstanding and were unaffected by the Merger. There was no change in ownership of the non-economic general partner interest.
Renewable Diesel Project
We are currently progressing on our renewable diesel project that will be located at our Chalmette refinery. The project will incorporate certain existing idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 bpd renewable diesel production facility. We continue to invest capital costs for the facility and related project infrastructure with a plan of commencing operations in the first half of 2023.
Additionally, as disclosed in “Note 24, Subsequent Events”, on February 15, 2023 we entered into a definitive agreement with Eni Sustainable Mobility, a subsidiary of Eni SpA (“Eni”), to partner in a 50-50 joint venture, St. Bernard Renewables LLC, “SBR” which will own the renewable diesel facility that is currently under construction at our Chalmette refinery. Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory approvals, Eni will contribute capital and expertise in renewable diesel operations, supply and marketing while we will continue to manage project execution and will serve as the operator of the facility once construction is complete.

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

The diagram below depicts our organizational structure as of December 31, 2022:

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
PBF Energy Company LLC (PBF LLC)
PBFX Holdings Inc.
99%
1%
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Logistics LP (PBF Logistics)
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Notes due 2025
Senior Notes due 2028
Operating Subsidiaries
Refining and Other Operating Subsidiaries
Catalyst Financing Obligations

Operating Segments
We operate in two reportable business segments: Refining and Logistics. Our six oil refineries, including certain related logistics assets that are not owned by PBFX, are engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. Certain of PBFX’s assets were previously operated and owned by various subsidiaries of PBF Holding and were acquired by PBFX in a series of transactions since its inception. PBFX is reported in the Logistics segment. A substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding and its subsidiaries and these intersegment related revenues are eliminated in consolidation. See “Note 20 - Segment Information” of our Notes to Consolidated Financial Statements, for detailed information on our operating results by business segment.
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
Our refinery assets as of December 31, 2022 are described below.
East Coast Refining System (Delaware City Refinery and Paulsboro Refinery)
    Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. The Delaware City refinery is a fully integrated operation that receives crude via rail at our crude unloading facilities, or via ship or barge at the docks owned by the Delaware City refinery located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products. The Paulsboro refinery is located on approximately 950-acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River.
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

Delaware City refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Vacuum Distillation Unit	105,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	180,000
Hydrocracking Unit	24,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	12,500
Polymerization Unit	16,000
Fluid Coking Unit	54,500

Paulsboro refinery Units	Nameplate Capacity
Crude Distillation Units (1)	155,000
Vacuum Distillation Units (1)	50,000
Fluid Catalytic Cracking Unit (1)	Idled
Hydrotreating Units (1)	102,000
Catalytic Reforming Unit (1)	29,000
Alkylation Unit (1)	Idled
Lube Oil Processing Unit	12,000
Delayed Coking Unit (1)	Idled
Propane Deasphalting Unit	11,000
__________________________
(1) Current nameplate capacity was fully or partially reduced as part of the East Coast Refining Reconfiguration.
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
Under normal operating conditions, the Paulsboro refinery currently consumes approximately 40,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery is mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation supplies all of the 20MW total refinery load. There are circumstances where available generation is greater than the total refinery load, and the Paulsboro refinery can export up to about 40MW of power to the utility grid if warranted. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. The Paulsboro refinery’s hydrogen needs are met by the steam methane reformer and the catalytic reformer.
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
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement expires in June 2025, subject to certain early termination rights. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
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

Chalmette Refinery
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil through its 185,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third-party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. In addition, there is also a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products. There is also a clean products truck rack that provides access to local markets and crude storage. We are currently progressing on our renewable diesel project that will be located at our Chalmette refinery. The project will incorporate certain existing idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 bpd renewable diesel production facility which is set to be started in the first half of 2023.
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

Logistics Segment
PBFX, an indirect wholly-owned subsidiary of PBF Energy and PBF LLC, is a partnership that owns or leases, operates, develops and acquires crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s operations represent the Logistics segment. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. PBFX’s revenue from third-party transactions constituted approximately 13.5% of its revenues in 2022. All other revenues were generated from commercial agreements with PBF Holding. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by PBF Energy and PBF LLC in consolidation.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts and sales with major oil companies. For the years ended December 31, 2022, 2021 and 2020, gasoline and distillates accounted for 88.5%, 86.2% and 84.7% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2022 and December 31, 2021 only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 14% and 15% respectively). As of December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 19% and 26%, respectively).
Seasonality
Traditionally, demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. However, due to global supply disruptions, the effects of seasonality on our operating results have been less impactful in 2022 and 2021.
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
Pursuant to its RFS, EPA has implemented mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. However, unlike certain of our competitors, we currently do not produce renewable fuels, and increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries’ product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to continue to purchase RINs, which historically had, and we expect to have, fluctuating costs based on market conditions.
Corporate Offices
We currently lease approximately 63,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2026. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
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
Headcount
As of December 31, 2022, we had approximately 3,616 employees, of which 1,912 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	414	—	N/A	N/A
Delaware City refinery	525	372	USW	January 2026
Paulsboro refinery	270	174	IOW	March 2026
Toledo refinery	490	297 5	USW USW	February 2026 February 2026
Chalmette refinery	582	323	USW	January 2026
Torrance refinery	588	319 11	USW IBEW	January 2026 January 2026
Torrance logistics	96	41 4	USW USW	April 2024 January 2026
Martinez refinery	561	304 14	USW IBEW	February 2026 February 2026
Other Logistics assets	90	23 10 15	USW-East Coast Storage Assets USW- East Coast Terminals USW- East Coast Terminals	January 2026 April 2024 March 2028
Total employees	3,616	1,912

Information About Our Executive Officers
The following is a list of our executive officers as of February 16, 2023:

Name	Age (as of December 31, 2022 )	Position
Thomas Nimbley	71	Chief Executive Officer and Chairman of the Board of Directors
Matthew Lucey	49	President
Karen B. Davis	66	Interim Chief Financial Officer
Paul Davis	60	Senior Vice President, Supply, Trading and Optimization
Thomas O’Connor	50	Senior Vice President, Commodity Risk and Strategy
Trecia Canty	53	Senior Vice President, General Counsel & Corporate Secretary
Steven Steach	66	Senior Vice President, Refining
Wendy Ho Tai	56	Senior Vice President, Human Resources
Jim Fedena	58	Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets
Thomas Nimbley has served as our Chief Executive Officer since June 2010 and on our Board of Directors since October 2014. He has served as the Chairman of our Board since July 2016. He was our Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries, including PBFX GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew Lucey has served as our President since January 2015 and was our Executive Vice President from April 2014 to December 2014. Mr. Lucey served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Mr. Lucey is also a director of certain of our subsidiaries, including PBFX GP. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Karen B. Davis has served as our Chief Financial Officer, on an interim basis, since January 1, 2023. Ms. Davis previously served as Executive Vice President and Chief Financial Officer of Western Refining, Inc. and its affiliated entities, Western Refining Logistics LP and Northern Tier Energy, LP through May 2017. During her career, she has served in various chief financial officer and financial reporting officer positions with various public and private companies throughout the United States. Ms. Davis served as an independent director of PBF Energy from January 1, 2020 to December 31, 2022 and the Chairperson of the Audit Committee from October 1, 2020 to December 31, 2022. From 2017 through 2019, she served as an independent director of PBFX GP, where she was a member of the Audit and the Conflicts Committees.
Paul Davis has served as our Senior Vice President, Supply, Trading and Optimization since April 2022. He previously served as President, PBF Western Region from September 2017 to April 2022. Mr. Davis joined us in April 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.
Thomas O’Connor has served as our Senior Vice President, Commodity Risk and Strategy since April 2022. He previously served as Senior Vice President, Commercial from September 2015 to April 2022. Mr. O’Connor joined us as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as our Co-Head of commercial activities. Prior to joining us, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
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
Wendy Ho Tai has served as our Senior Vice President, Human Resources since April 2022. She previously served as Vice President, Human Resources from March 2015 to April 2022 and as Senior Director, Compensation and Benefits from October 2010 to February 2015. In her tenure, Ms. Ho Tai has established the PBF benefit plans, implemented the HR information system and assisted in the integration of the employees of all acquisitions. Previously, Ms. Ho Tai held human resources management positions with Petro, Inc. and MarketSmart Interactive.
Jim Fedena has served as our Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets since April 2022. He previously served as a Senior Vice President of Health, Safety and Environment from June 2010 to January 2013. From June 2010 through February 2011, he also served as the Delaware City refinery Manager during the reactivation period and, from January 2013 to April 2022, he served as Senior Vice President – Logistics, including for PBFX. Prior to joining PBF Energy he served as managing partner for PJF Associates providing consulting services for private equity firms on refining acquisitions in North America and Europe. Mr. Fedena has over 30 years of oil industry experience in refining, pipelines, and terminal operations. He also served in various positions with Premcor, ConocoPhillips, Phillips, Tosco and Coastal with responsibility for health, safety and environmental programs.

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
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•Item 1A. “Risk Factors”
◦Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability;
◦We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
◦We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently;
◦Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities;
◦Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs that could have a material adverse effect on our results of operations and financial condition;
◦Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition;
◦Our pipelines are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate;
◦We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations;
◦Enhanced scrutiny on ESG matters and developments related to climate change may negatively impact our business and our access to capital markets;
◦We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
•Item 3. “Legal Proceedings”
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 7 - Accrued Expenses,
◦ Note 10 - Other Long-Term Liabilities and
◦ Note 12 - Commitments and Contingencies

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
◦ Note 12 - Commitments and Contingencies

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
•Regulation of emissions of greenhouse gases and other regulatory, environmental and health and safety regulations;
•Completion and successful commencement of commercial operation of the renewable diesel project;
•Enhanced scrutiny on ESG matters;
•Ability to realize the anticipated benefits of the Merger Transaction;
•Rate of inflation and its impacts on supply and demand, pricing, and supply chain disruption;
•Actions taken by our competitors, including adjustments to refining capacity or renewable fuels production in response to regulations and market conditions;
•Volatility and uncertainty in the credit and capital markets, including as a result of higher interest rates;
•Any political instability, including as a result of Russia’s military action in Ukraine, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events;
•A cyber-attack on, or other failure of, our technology infrastructure;
•Competition from other companies in the refining industry;
•Delays or cost increases related to capital spending programs;
•Product liability claims, operational liability claims and other material litigation;
•Acquisition or integration of new assets into our business;
•Labor disruptions that would interfere with our operations;
•Discontinuation of employment of any of our senior executives or other key employees;
•Our activity in commodity derivatives markets.
Risks Related to Our Indebtedness
•Our levels of indebtedness;
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

•Prospect that dividend payments may not be declared in the future;
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
Risks Relating to Our Business and Industry
Demand for our refined products can significantly decline due to changes in global and regional economic conditions.
Business closings and layoffs in the markets we operate may adversely affect demand for our refined products. Deterioration of general economic conditions or weak demand levels could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities, as experienced in 2020 when certain assets were temporarily idled as part of the East Coast Refining Reconfiguration. There may be significant incremental costs associated with such actions. Deterioration of global and regional economic conditions may harm our liquidity and ability to repay our outstanding debt and the trading price of PBF Energy’s Class A common stock.
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
The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. At December 31, 2022 and December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2020, we recorded an adjustment to value our inventories to the lower of cost or market which decreased income from operations and net income by $268.0 million and $196.7 million, respectively.

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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette, Torrance and Martinez refineries. For our Toledo refinery, aside from recent crude differential volatility, purchased crude prices have historically been above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the WTI/Dated Brent or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, efforts in Canada to control the imbalance between its production and capacity to export crude may continue to result in price volatility and the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, and may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
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
Our refineries are subject to interruptions of supply and distribution, including due to severe weather events, as a result of our reliance on pipelines and railroads for transportation of crude oil and refined products.
Our Toledo, Chalmette, Torrance and Martinez refineries receive a significant portion of their crude oil through our owned, as well as third-party, pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM Pipeline and CAM Pipeline for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Pablo Bay Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance and Martinez refineries. Additionally, our Toledo, Chalmette, Torrance and Martinez refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at the Toledo refinery, the Collins pipeline at our Chalmette refinery, the Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery and the KinderMorgan SFPP North Pipeline at our Martinez refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.

The Delaware City rail unloading facilities and the assets acquired in connection with the acquisition of CPI Operations LLC (the “East Coast Storage Assets”), allow our East Coast Refining System to source WTI-based crudes from Western Canada and the Mid-Continent, which may provide significant cost advantages versus traditional Brent-based international crudes in certain market environments. Any disruptions or restrictions to our supply of crude by rail due to problems with third-party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
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
In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of crude oil and refined products, especially seaborne transactions. For example, severe weather events could damage transportation infrastructures and lead to interruptions of our operations, including our ability to deliver our products, or increases in costs to receive crude oil.
Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not currently produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. The price of RINS was significant in 2022 and could increase further in 2023. We incurred approximately $1,225.5 million in RINs costs during the year ended December 31, 2022 as compared to $726.0 million and $326.4 million during the years ended December 31, 2021 and 2020, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 3, 2022, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2020, 2021, and 2022. On December 1, 2022, EPA proposed volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.

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
We may incur significant liability under, or costs and capital expenditures to comply with, regulatory, environmental and health and safety regulations, which are complex and change frequently.
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

We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. In addition, a failure to comply with these laws and regulations could adversely impact our ability to operate. For example, on July 21, 2021, the board of Bay Area Air Quality Management District (“BAAQMD”) voted to adopt amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment” (“Rule 6-5 Amendment”) requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area that will be effective in 2026. The regulation does not require that any specific technology be utilized to meet the new standards. The costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions. Additionally, On September 16, 2022, the state of California enacted SB 1322, The California Oil Refinery Cost Disclosure Act. Effective in 2023, this bill will require operators of refineries in the state that produce gasoline meeting California specifications, within 30 days of the end of each calendar month, to submit to the State Energy Resources Conservation and Development Commission certain information regarding petroleum sales volumes and prices.
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
As noted above, on September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHGs within the state. The N-79-20 Order sets a 2035 goal of no sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. In an effort to accomplish the 2035 goal, on August 25, 2022, the CARB voted unanimously to adopt the Advanced Clean Cars II (“ACCII”) regulations. According to CARB, the ACCII regulations will rapidly scale down light-duty passenger car, truck, and SUV emissions starting with the 2026 model year through 2035. The regulations are two-pronged. First, they amend the California Zero-emission Vehicle Regulation to require an increasing number of zero-emission vehicles, and rely on advanced vehicle technologies, including battery-electric, hydrogen fuel cell electric, and plug-in hybrid electric vehicles, to meet air quality and climate change emissions standards. Second, the regulations amend the California Low-emission Vehicle Regulations to include increasingly stringent standards for gasoline cars and heavier passenger trucks to continue to reduce smog-forming emissions while the sector transitions toward 100% electrification by 2035. As to the 2045 goal, it is currently uncertain how the N-79-20 Order may be ultimately implemented by various California regulatory agencies. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

Environmental clean-up and remediation costs of our sites and environmental litigation, including related to climate change, could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We may be subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own, lease, occupy or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements”.
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
Changes in law or interpretation of settled law and changes in policy, including with respect to climate change, other environmental regulations or regulations mandating efficiency standards or the use of alternative fuels or uncompetitive fuel components, could adversely affect our operations and results by increasing our cost of compliance, delaying or eliminating available business opportunities and/or preventing or limiting existing operations. Our operations also may give rise to federal, state or local government enforcement proceedings alleging non-compliance with applicable laws or regulations.

We operate in jurisdictions where very large and unpredictable punitive damage awards may occur in the context of litigation. Private plaintiffs may also initiate legal action against us for alleged environmental impacts. These parties may attempt to use the legal system to promote public policy agendas (including seeking to reduce the production and sale of hydrocarbon products through litigation targeting the company or other industry participants), gain political notoriety, or obtain monetary awards from the company. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations.
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
Record refining industry profits have raised the concern of public policy experts and federal and state policymakers, who have questioned whether these profits are justified, or whether they constituted a “windfall” to the industry and have proposed legislation that if enacted could adversely affect our profitability.
In 2022, record refining industry profits have raised the concern of many public policy experts and federal and state policymakers, who have questioned whether these profits were justified, or whether they constituted a “windfall” to the industry and have proposed legislation that if enacted could adversely affect our profitability. In particular, on December 5, 2022, the Governor of the State of California proposed a bill that would impose a penalty on oil refiners in the State of California based on what the State determines to be excessive profits. To the extent that such legislation is enacted in California or similar legislation is enacted in any of the other jurisdictions in which we operate our refineries, our business, results of operations, profitability and cash flows could be adversely impacted.
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
Our pending renewable diesel project may not commence operations when we expect, or at all, and, if completed, we may not be able to successfully integrate the renewable diesel project into our business, consummate the proposed joint venture or realize the anticipated benefits of this investment.
The completion of the renewable business project is subject to the successful incorporation of certain existing idled assets at the Chalmette refinery, along with a newly-constructed pre-treatment unit to establish a 20,000 bpd renewable diesel production facility, with the goal of being in production in the first half of 2023. Concurrent with our activities to progress the project, we entered into a definitive agreement with Eni Sustainable Mobility, a subsidiary of Eni SpA (“Eni”) to partner in a 50-50 joint venture, SBR which will own the renewable diesel facility upon consummation of the transaction, which is subject to customary closing conditions, including regulatory approvals. There can be no assurance that we will close the transaction or complete the renewable diesel project on the timeframe that we anticipate, or at all. Failure to complete the renewable diesel project or any delays in completing it could have an adverse impact on our future business and operations. In addition, we will have incurred significant capital and investment-related expenses without realizing the expected benefits.

Additionally, if the renewable diesel project is completed and/or the proposed joint venture closes, we will have certain obligations and liabilities to the joint venture as the construction manager, operator and provider of services. Further, if the proposed transaction closes, the joint venture will be operated as a separate entity and we will not fully control its operations. There can be no assurance that we will realize the anticipated benefits and operating synergies of the renewable diesel facility or the joint venture. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this investment may prove to be incorrect. This project involves risks, including:

•diversion of management time and attention from our existing business;
•reliance on our joint venture partner and their financial condition;
•risk that our joint venture partner does not always share our goals and objectives; and
•certain obligations that we have to fund capital expenditures relating to this project.

Enhanced scrutiny on ESG matters and developments related to climate change may negatively impact our business and our access to capital markets.
Enhanced scrutiny on ESG matters may impact our business as it relates to the use of refined products, climate change, increasing public expectations on companies to address climate change, and potential use of substitutes or replacements to our products may result in increased costs, reduced demand for our products, reduced profits, increased regulations and litigation, and adverse impacts on our stock price and access to capital markets. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Also, some stakeholders may advocate for divestment of fossil fuel investments and encourage lenders to limit funding to companies engaged in the manufacturing of refined products. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor and public sentiment toward the Company and to the diversion of capital from our industry, which could have a negative impact on our stock price and our access to, and costs of, capital. This scrutiny, coupled with changes in consumer behavior, attitudes and preferences with respect to the generation and consumption of energy and the use of fossil fuels, may continue to result in (a) the enactment of climate change related regulations, policies and initiatives, including alternative energy requirements, (b) further technological advances related to the generation, storage and consumption of energy through alternative methods such as wind and solar and (c) increased demand for and/or availability of non-fossil fuel energy sources and related consumer products such as electric vehicles and renewable power supplies. These developments may also lead to reduced demand for our products, a reduction in our revenue, higher costs and an overall decrease in our profitability.
Additionally, increased attention and scrutiny regarding climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs and/or otherwise negatively affect our operations and overall profitability, and cause the market price of our Class A common stock to decline.
We may fail to realize the anticipated benefits of the Merger Transaction.
On November 30, 2022, we completed the Merger Transaction, pursuant to which PBF Energy and PBF LLC acquired all of the publicly held common units in PBFX representing limited partner interests in the MLP not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates. As a result of the Merger Transaction, PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC. The Merger Transaction involves a number of significant risks and uncertainties that may adversely affect us, including: our inability to realize anticipated synergies or other expected benefits or cost savings; failure to successfully integrate systems, business processes, policies and procedures; exposure to unforeseen costs; higher than anticipated transaction costs; potential loss of key employees, suppliers or customers; and other challenges associated with managing the larger, more complex and integrated businesses. Many of these factors will be outside of our control and any one of these factors could materially impact our business, financial condition and results of operations. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could negatively impact the price of our Class A common stock. As a result, we cannot assure you that the Merger Transaction will result in the realization of the benefits anticipated from the transaction.

Some of our competitors may have a competitive advantage by providing alternative energy sources or by owning their own retail sites.
We compete with other companies and industries that may provide alternative means to satisfy fuel and energy requirements to their customers or own their own retail network. The refining industry is highly competitive with respect to petroleum product capacity and feedstock supply. We compete with many companies for available supplies of crude oil and other feedstocks, and for third-party retail outlets for our refined petroleum products. Such companies that produce alternative energy sources or own their own retail sites may be better positioned to deal with changes in refining capacity, depressed refining margins or feedstock shortages.
We may be negatively affected by the rate of inflation and its impact on the global economy.
Current inflation within the economy has resulted in increased interest rates and capital costs, contributed to supply shortages, increased the cost of living and labor, and other related items. As a result of inflation, which may continue, we expect to encounter higher increases in the cost of feedstocks, labor, materials, and other inputs necessary in the refining of crude oil and other feedstocks. Although we may take actions to counteract the impacts of inflation, if these actions are not effective it could have a material adverse effect on our business, results of operations and financial condition. Additionally, higher future inflation or concerns of a recession could impact the demand for our products and services.
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income markets could experience periods of extreme volatility that may negatively impact market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets could increase substantially at times while the availability of funds from those markets diminishes significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and Russia’s military action in Ukraine starting in February 2022. Although the length and impact of the ongoing military conflict is highly unpredictable, the war in Ukraine has led to market disruptions, including significant volatility in the financial markets and the global macroeconomic and geopolitical environment. Furthermore, a protracted conflict between Ukraine and Russia, or any escalation of that conflict, may result in additional financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU, Canada and others, such as the recent EU ban on oil products from Russia effective February 5, 2023, which may have adverse impacts on the wider global economy and market conditions and could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of PBF Energy’s Class A common stock to decline.

Any further political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities. Further, like other industrial companies, our facilities may be the target of terrorist activities or subject to catastrophic events such as natural disasters and pandemic illness. Any act of war, terrorism, or other catastrophic events that resulted in damage to, or otherwise disrupts the operating activities of, any of our refineries or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.
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
Competition from companies that produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.
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
Our forecasted internal rates of return are also based upon our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, inflation, slow growth, recession, impact of new regulations, available alternative supply and customer demand. Any one or more of these factors could have a significant impact on our business. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows.
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
Product liability and liability arising from our operations are significant risks. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers of petroleum products based upon claims for injuries and property damage caused by the use of or exposure to various products. Failure of our products to meet required specifications or claims that a product is inherently defective could result in product liability claims from third parties, including our shippers and customers, and also arise from contaminated or off-specification product in commingled pipelines and storage tanks and/or defective fuels. We may also be subject to personal injury claims arising from incidents that occur in connection with or relating to our operations. Product liability and personal injury claims against us could have a material adverse effect on our business, financial condition or results of operations.
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations, such as the IRA, are continuously being enacted or proposed and could result in increased expenditures for tax liabilities in the future. These liabilities are subject to periodic audits by the respective taxing authorities, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties. There can be no certainty that our federal, state, local or foreign taxes could be passed on to our customers.
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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are scheduled to expire on various dates in 2024 through 2028 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2022, we have total debt of $1,995.3 million, excluding unamortized deferred debt issuance costs of $36.2 million and our PBF LLC Affiliate note payable with PBF Energy that eliminates in consolidation at the PBF Energy level, and we could incur additional borrowings under our credit facilities. We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2022, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our stock or incur new liens.
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
We currently have notes outstanding with varying maturity dates beginning in 2025 and ending in 2028. Additionally, the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) and the PBFX amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”) have maturity dates in 2025 and 2023, respectively. We can make no assurance that we will be able to refinance these agreements on acceptable terms prior to their maturity dates. Market disruptions or other credit factors, such as rising inflation and higher interest rates, are expected to increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. Further, ESG concerns and other pressures on the oil and gas industry could lead to increased costs of financing or limit our access to the capital markets. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs significantly increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
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
The 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) are rated B1 by Moody’s, BB by S&P, and BB- by Fitch. Any adverse changes in our credit ratings may negatively impact the terms of credit we receive from our suppliers and require us to prepay or post collateral. Additionally, adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, increase our liquidity and make cash distributions to our shareholders.

Restrictive covenants in our debt instruments, including the indentures governing our notes, may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
Various covenants in our current and future debt instruments and other financing arrangements, including the indentures governing our notes, may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our current indebtedness and the indentures that govern our notes subject us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control may affect our ability to comply with our covenants. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.
Provisions in our indentures and other agreements could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2025 Senior Notes and the 2028 Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as our agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), Tax Receivable Agreement (as defined below) and the Third Intermediation Agreement with J. Aron also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
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

The Revolving Credit Facility, the 2028 Senior Notes, the 2025 Senior Notes, and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. The PBFX Revolving Credit Facility also contains covenants that limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to make distributions and other restricted payments and restrict PBFX’s ability to incur liens and enter into burdensome agreements. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets, and PBFX is subject to a similar prohibition. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to PBF Energy stockholders, if any.
The rights of other members of PBF LLC may conflict with the interests of PBF Energy Class A common stockholders.
The interests of the other members of PBF LLC, which include current and former directors and officers, may not in all cases be aligned with PBF Energy Class A common stockholders’ interests. For example, these members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to PBF Energy Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2023 Proxy Statement incorporated herein by reference.
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

PBF Energy has recognized, as of December 31, 2022, a liability for the Tax Receivable Agreement of $338.6 million, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement. The foregoing are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments under the Tax Receivable Agreement could differ materially. It is possible that future transactions or events could increase the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of us.
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

Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the Tax Receivable Agreement. PBF Energy will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the IRS subsequently disallows part or all of the tax benefits that gave rise to such prior payments. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefits that PBF Energy actually realized in respect of (i) the increases in tax basis resulting from our purchases or exchanges of PBF LLC Series A Units and (ii) certain other tax benefits related to PBF Energy entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
The market price of PBF Energy Class A common stock may be volatile, and you could lose all or part of your investment..
The market price of PBF Energy Class A common stock has in the past been and may continue to be highly volatile and subject to wide fluctuations due to a number of factors including:
•market conditions in the oil refining industry and volatility in commodity prices;
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
In recent years, the stock market in general, and the market for energy companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. In addition, the stock markets generally may experience significant volatility, often unrelated to the operating performance of the individual companies whose securities are publicly-traded. These and other factors may cause the market price of PBF Energy Class A common stock to decrease significantly, which in turn would adversely affect the value of your investment.
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
PBF Energy will be required to pay taxes on its share of taxable income from PBF LLC and its other subsidiary flow-through entities, regardless of the amount of cash distributions PBF Energy receives from PBF LLC.
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
On April 17, 2019, we received a Notice of Violation (“NOV”) from the South Coast Air Quality Management District (“SCAQMD”) relating to Title V deviations alleged to have occurred in second half of 2018. In May 2022, the SCAQMD requested that we present a settlement proposal to resolve the NOV. On June 16, 2022, we presented a settlement offer of $456,820 to settle the NOV. On July 22, 2022, the SCAQMD presented a counter proposal of $1.2 million. On August 25, 2022, we presented a counter proposal of $736,845. On December 15, 2022, the SCAQMD accepted our counter proposal. The parties are currently drafting the settlement agreement.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the Court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the Court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the Court ordered the parties to submit draft orders for the Court’s consideration. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. On September 22, 2022, the Ninth Circuit issued an order denying Plaintiffs’ petition for permission to file an interlocutory appeal, confirming that the case will proceed with Navarro as the sole plaintiff. On September 27, 2022, the Plaintiff filed a schedule of pretrial and trial dates with a trial date of July 18, 2023, which was approved by the Court. On January 13, 2023, the Defendants filed a motion for judgment on the pleadings. On January 23, 2023, the Plaintiff filed its opposition to the Defendants’ motion. Defendants’ reply to Plaintiff’s opposition was filed on January 30, 2023. Defendants’ motion was scheduled to be heard by the Court on February 13, 2023. On February 13, 2023, the Court issued a minute order taking the February 13th hearing off the calendar and under submission. A new hearing date will be scheduled if the Court decides oral argument would be helpful. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act (“CEQA”) and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. On December 9, 2022, we filed a Motion To Augment/Correct The Administrative Record regarding various documents that the BAAQMD is currently withholding and do not plan to include in the administrative record. On December 30, 2022, the BAAQMD filed its opposition to our motion. On January 12, 2023, we filed our reply to the BAAQMD’s opposition. The hearing on our motion was held on February 2, 2023. At the hearing, although the Court partially denied our motion concerning documents where the BAAQMD asserted the attorney client privilege, the Court held that CEQA places a heavy burden on the BAAQMD in justifying withholding documents based on the deliberative privilege. At the Court’s request, the parties agreed to a process whereby they will jointly identify approximately 50 of the withheld/redacted documents for the Court to review, and the Court will rule on those documents. The parties will then apply the Court’s ruling to the remainder of the withheld documents. If there is still a dispute, the parties will bring the dispute back before the Court. The Court set the writ hearing for September 20, 2023. It is currently expected that the non-disputed portion of the Administrative Record will be lodged with the Court in early February 2023. If the Court ultimately grants our motion on the deliberative privilege, the Administrative Record will be augmented. We expect another mandatory settlement conference to be held in first quarter of 2023. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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
As the ultimate outcomes of the pending matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows, individually or in the aggregate.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
PBF Energy Class A common stock trades on the New York Stock Exchange under the symbol “PBF”. PBF Energy Class B common stock is not publicly-traded.
As of February 9, 2023 there were 253 holders of record of PBF Energy Class A common stock and 13 holders of record of PBF Energy Class B common stock.
Dividend and Distribution Policy
Subject to the following paragraphs, PBF Energy currently intends to continue to pay quarterly cash dividends of approximately $0.20 per share on its Class A common stock.
PBF Energy is a holding company and has no material assets other than its ownership interests of PBF LLC. In order for PBF Energy to pay any dividends, it needs to cause PBF LLC to make distributions to it and the holders of PBF LLC Series A Units, and PBF LLC needs to cause PBF Holding and/or PBFX to make distributions to it, in at least an amount sufficient to cover cash dividends, if any, declared by PBF Energy. Each of PBF Holding and PBFX is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, PBF LLC may be unable to obtain cash from PBF Holding and/or PBFX to satisfy its obligations and make distributions to PBF Energy for dividends, if any, to PBF Energy’s stockholders. If PBF LLC makes such distributions to PBF Energy, the holders of PBF LLC Series A Units will also be entitled to receive pro rata distributions. The ability of PBF Holding to make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Credit Facility, the 2028 Senior Notes, the 2025 Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the senior notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Credit Facility contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
PBFX made aggregate quarterly distributions of $75.3 million ($1.20 per unit) during the year ended December 31, 2022 to holders of its common units, of which $35.9 million was paid to PBF LLC. After the Merger Transaction PBF Energy and PBF LLC acquired all of the publicly held common units in PBFX representing limited partner interests in the partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliate. Therefore, PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that may no longer pay dividends. PBF Holding made $571.4 million in distributions to PBF LLC during the year ended December 31, 2022. In addition, during the year ended December 31, 2022 PBF LLC used $25.0 million to make non-tax distributions of $0.20 per unit to its members, of which $24.8 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $24.8 million to pay cash dividends of $0.20 per share of its Class A common stock on November 29, 2022. PBF LLC also made aggregate tax distributions to its members of $1,130.1 million, of which $1,121.8 million was made to PBF Energy. PBF LLC expects to continue to make tax distributions to its members in accordance with its amended and restated limited liability company agreement.
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
The graph below matches the cumulative 5-year total return of holders of PBF Energy Inc.'s common stock with the cumulative total returns of the S&P 500 index and a customized peer group of six companies that includes: Delek US Holdings, Inc., HF Sinclair Corporation, Marathon Petroleum Corp, Phillips 66, CVR Energy, Inc. and Valero Energy Corporation. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends), was $100 on 12/31/2017 and tracks it through 12/31/2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PBF Energy, Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
PBF Energy, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
PBF Energy Class A common stock	$100.00	$95.06	$95.22	$21.81	$39.84	$125.81
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group	100.00	89.00	107.83	71.05	95.61	164.63

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for PBF Energy Class A Common Stock
In the fourth quarter of 2022, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act.
Share Repurchase Program
The following table summarizes PBF Energy’s Class A common stock share repurchase activity during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Approximately Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
December	4,192,555	$37.30	4,192,555	$343.60
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.
(3) On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy’s Class A common stock (as amended from time to time, the "Repurchase Program"). The Repurchase Program will expire in December 2024. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which have been effected through Rule 10b5-1 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We were not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
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
In this Item 7, we discuss results for the years ended December 31, 2022 and 2021 and comparisons of the results for the years ended December 31, 2022 and 2021. Discussions of results for the year ended December 31, 2020 and comparisons of the results for the years ended December 31, 2021 and 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2021.
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
•rate of inflation and its impacts on supply and demand, pricing, and supply chain disruption;
•the possibility that the expected synergies and value creation from the Merger Transaction will not be realized, or will not be realized within the expected time period;
•the risk that unexpected costs will be incurred in connection with the Merger Transaction;
•the effects related to, or resulting from, Russia's military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;

•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•our obligation to buy RINs and market risks related to the volatility in the price of RINs required to comply with the RFS and GHG emission credits required to comply with various GHG emission programs, such as AB 32;
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
•the possibility that we might reduce or not pay further dividends in the future;
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
•our indebtedness, including the impact of potential downgrades to our corporate credit rating and unsecured notes;
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
•our assumptions regarding payments arising under PBF Energy’s Tax Receivable Agreement and other arrangements relating to our organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income; and
•the impact of disruptions to crude or feedstock supply to any of our refineries, or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation.
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
Executive Summary
Our business operations are conducted by our subsidiaries. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California, and Martinez, California. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.

Share Repurchase Program
On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock. The Repurchase Program will expire in December 2024. For the period of time from the inception of the Repurchase Program through December 31, 2022, we purchased 4,192,555 shares for $156.4 million, inclusive of commissions paid. We may make additional share repurchases in the future.
These repurchases were made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We were not obligated to purchase any shares under the Repurchase Program, and repurchases might have been suspended or discontinued at any time without prior notice.
Merger Transaction
On July 27, 2022, PBF Energy, PBF LLC, PBFX Holdings, Merger Sub, PBFX, and PBFX GP entered into the Merger Agreement pursuant to which PBF Energy and PBF LLC announced their intention to acquire all of the publicly held common units in PBFX representing limited partner interests in the MLP not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates on the closing date of the Merger Transaction. The Merger Transaction closed on November 30, 2022 and PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
At the Effective Time, pursuant to the terms of the Merger Agreement, each PBFX Public Common Unit was converted into the right to receive: (i) the Merger Consideration and (ii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 shares of PBF Energy Class A common stock. The PBFX Common Units owned by PBF LLC and PBFX Holdings and the non-economic general partner interest remain outstanding and were unaffected by the Merger. There was no change in ownership of the non-economic general partner interest.
Debt and Credit Facilities
Senior Notes
PBFX’s 6.875% senior notes (the “PBFX 2023 Senior Notes”) were redeemed on February 2, 2023 and are classified as Current debt as of December 31, 2022 within our Consolidated Balance Sheet.
During the year ended December 31, 2022, we exercised our rights under the indenture governing the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a Loss on extinguishment of debt in the Consolidated Statements of Operations.
During the year ended December 31, 2022, we made a number of open market repurchases of our 2028 Senior Notes and our 2025 Senior Notes that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and we recognized a $3.8 million gain on the extinguishment of this debt during the year ended December 31, 2022.

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
On December 21, 2020, we issued an additional $250.0 million in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On February 14, 2020, we exercised our rights under the indenture governing the 7.00% senior notes due 2023 (the “2023 Senior Notes”) to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Loss on extinguishment of debt in the Consolidated Statements of Operations for the year ending December 31, 2020.
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
PBF Holding Revolving Credit Facility
On May 25, 2022, we entered into an amendment of our existing Revolving Credit Agreement. Among other things, the Revolving Credit Agreement amended and extended the Revolving Credit Facility through January 2025 and increased the maximum commitment to $4.3 billion through May 2023 (currently set to adjust to $2.75 billion in May 2023 through January 2025). The amendments also redefine certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to reflect the existence of the two tranches, tranche A which is comprised of existing lenders who have not elected to extend and whose commitments retain the existing maturity date under the existing revolving credit agreement of May 2, 2023 (the “Tranche A Commitments”) and tranche B, which is comprised of existing and new lenders whose commitments have an extended maturity date of January 31, 2025 (the “Tranche B Commitments”). The Tranche A Commitments total $1.55 billion and the Tranche B Commitments total $2.75 billion. The amendments also include changes to incorporate the adoption of Secured Overnight Financing Rate (“SOFR”) as a replacement of LIBOR, changes to joint lead arrangers, bookrunners, syndication agents and other titles, and other changes related to the foregoing. In addition, an accordion feature allows for additional Tranche B Commitments of up to an additional $500.0 million plus an amount equal to the Tranche A Commitments for existing Tranche A lenders.
During the year ended December 31, 2022, we made net repayments of $900.0 million on the Revolving Credit Facility, resulting in no outstanding borrowings as of December 31, 2022. There was $900.0 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and December 31, 2020.

PBFX Revolving Credit Facility
During the year ended December 31, 2022 PBFX made net repayments of $100.0 million on the PBFX Revolving Credit Facility, resulting in no outstanding borrowings as of December 31, 2022. The outstanding borrowings under the PBFX Revolving Credit Facility were $100.0 million and $200.0 million as of December 31, 2021 and December 31, 2020, respectively.
Catalyst Financing Obligations
During the year ended December 31, 2022 and December 31, 2021, we settled certain of our precious metals financing arrangements, resulting in reductions of debt of approximately $56.2 million and $31.7 million, respectively.
The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. We are obligated to repurchase the precious metals catalyst at fair market value upon expiration of these leases. For all leases not renewed at maturity, we have the ability and intent to finance such debt through availability under our revolving credit facilities.
Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic at the end of the quarter ended March 31, 2020, created a shock in oil demand resulting in an economic challenge to our industry which has not occurred since our formation. This resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. The demand for these products started to recover in 2021 and continued to improve in 2022. Additionally, refining margins improved significantly in 2022 as a result of high demand and global supply disruption.
Land Sales
On December 20, 2021, PBFX closed on a third-party sale of real property at the refined products terminals in the greater Philadelphia area (“East Coast Terminals”). The sale resulted in a gain of approximately $2.8 million in the fourth quarter of 2021, included within Gain on sale of assets in the Consolidated Statements of Operations.
On December 30, 2020, we closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $8.1 million in the fourth quarter of 2020, included within Gain on sale of assets in the Consolidated Statements of Operations.
East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we temporarily idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. In 2022, we restarted several of these idled processing units. Based on this reconfiguration and subsequent restart of several processing units, our East Coast throughput capacity currently approximates 335,000 barrels per day.
Turnaround Costs and Assets under Construction
In 2020, we accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround amortization costs associated with these idled units. Additionally, we abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million in 2020.

Capital Project Abandonments
During 2020, in connection with our strategic initiative to address the COVID-19 pandemic, including our East Coast Refining Reconfiguration, we reassessed our refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this reassessment and our strategic plan to reduce capital expenditures, we decided to abandon various capital projects across the refining system, resulting in an impairment charge of approximately $79.9 million in 2020.
Severance Costs
Following the onset of the COVID-19 pandemic, in 2020 we implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs. Additionally, as a result of the East Coast Refining Reconfiguration, we incurred charges in the fourth quarter of 2020 of approximately $11.8 million of severance related expenses. These severance costs were included in general and administrative expenses.
Tax Receivable Agreement
In connection with PBF Energy’s IPO, PBF Energy entered into a Tax Receivable Agreement pursuant to which PBF Energy is required to pay the members of PBF LLC, who exchange their units for PBF Energy Class A common stock or whose units PBF Energy purchases, approximately 85% of the cash savings in income taxes that PBF Energy realizes as a result of the increase in the tax basis of its interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. PBF Energy has recognized, as of December 31, 2022, a liability for the Tax Receivable Agreement of $338.6 million ($48.3 million as of December 31, 2021) reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement. As of December 31, 2020, there was zero liability recognized related to the Tax Receivable Agreement. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 12 - Commitments and Contingencies” and “Note 19 - Income Taxes” of our Notes to Consolidated Financial Statements for more details.
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
Renewable Fuel Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $1,225.5 million in RINs costs during the year ended December 31, 2022 as compared to $726.0 million and $326.4 million during the years ended December 31, 2021 and 2020, respectively. The increases in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.

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
We continually monitor our market risk exposure for market developments which could introduce significant volatility in the financial markets.
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
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and emission control regulations, including the cost of RINs required for compliance with the Renewable Fuel Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas and electricity.
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
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 39% gasoline, 37% distillate, 2% high-value Group I lubricants, 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (3% LPGs, 12% black oil and 6% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
The East Coast Refining System’s realized gross margin on a per barrel basis is projected to differ from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:
•the system processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 60% to 75% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and
•as a result of the heavy, sour crude slate processed at our East Coast Refining System, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD.
•the Paulsboro refinery produces Group I lubricants which carry a premium sales price to RBOB and ULSD and the black oil is sold as asphalt which may be sold at a premium or discount to Dated Brent based on the market.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 51% gasoline, 36% distillate, 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs and 3% black oil). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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

Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 44% gasoline and 36% distillate, 1% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (7% black oil, 5% LPGs, 3% petroleum coke, and 4% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
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
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 56% gasoline and 27% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 3% black oil and 11% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 70% to 90% of total throughput. The Torrance crude slate has the lowest API gravity (typically an API gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel.

Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 54% gasoline and 35% distillate with the remaining portion of the product slate comprised of lower-value products (2% black oil petroleum coke, 4% LPG and 5% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
The Martinez refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Martinez refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 70% to 90% of total throughput. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Martinez, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and CARB diesel.
Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2022, 2021 and 2020 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Year Ended December 31,
	2022	2021	2020
Revenues	$46,830.3	$27,253.4	$15,115.9
Cost and expenses:
Cost of products and other	39,049.1	23,826.8	14,275.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,599.0	2,085.9	1,918.3
Depreciation and amortization expense	503.6	453.5	551.7
Cost of sales	42,151.7	26,366.2	16,745.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	468.7	247.3	248.5
Depreciation and amortization expense	7.5	13.3	11.3
Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Impairment expense	—	—	98.8
Loss (gain) on sale of assets	0.9	(3.0)	(477.8)
Total cost and expenses	42,677.1	26,656.2	16,532.7
Income (loss) from operations	4,153.2	597.2	(1,416.8)
Other income (expense):
Interest expense, net	(246.0)	(317.5)	(258.2)
Change in Tax Receivable Agreement liability	(290.3)	(48.3)	373.5
Change in fair value of catalyst obligations	(2.0)	8.5	(11.8)
(Loss) gain on extinguishment of debt	(66.1)	79.9	(22.2)
Other non-service components of net periodic benefit cost	8.8	7.8	4.3
Income (loss) before income taxes	3,557.6	327.6	(1,331.2)
Income tax expense	584.8	12.1	2.1
Net income (loss)	2,972.8	315.5	(1,333.3)
Less: net income attributable to noncontrolling interests	96.0	84.5	59.1
Net income (loss) attributable to PBF Energy Inc. stockholders	$2,876.8	$231.0	$(1,392.4)
Consolidated gross margin	$4,678.6	$887.2	$(1,629.7)
Gross refining margin (1)	$7,429.9	$3,087.7	$496.8
Net income available to Class A common stock per share:
Basic	$23.47	$1.92	$(11.64)
Diluted	$22.84	$1.90	$(11.64)
——————————
(1) See Non-GAAP Financial Measures.

PBF LLC	Year Ended December 31,
	2022	2021	2020
Revenues	$46,830.3	$27,253.4	$15,115.9
Cost and expenses:
Cost of products and other	39,049.1	23,826.8	14,275.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,599.0	2,085.9	1,918.3
Depreciation and amortization expense	503.6	453.5	551.7
Cost of sales	42,151.7	26,366.2	16,745.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	466.6	245.2	247.7
Depreciation and amortization expense	7.5	13.3	11.3
Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Impairment expense	—	—	98.8
Loss (gain) on sale of assets	0.9	(3.0)	(477.8)
Total cost and expenses	42,675.0	26,654.1	16,531.9
Income (loss) from operations	4,155.3	599.3	(1,416.0)
Other income (expense):
Interest expense, net	(257.2)	(327.8)	(268.5)
Change in fair value of catalyst obligations	(2.0)	8.5	(11.8)
(Loss) gain on extinguishment of debt	(66.1)	79.9	(22.2)
Other non-service components of net periodic benefit cost	8.8	7.8	4.3
Income (loss) before income taxes	3,838.8	367.7	(1,714.2)
Income tax expense (benefit)	4.6	(14.0)	6.1
Net income (loss)	3,834.2	381.7	(1,720.3)
Less: net income attributable to noncontrolling interests	68.1	82.1	76.2
Net income (loss) attributable to PBF Energy Company LLC	$3,766.1	$299.6	$(1,796.5)

Operating Highlights

	Year Ended December 31,
	2022	2021	2020
Key Operating Information
Production (bpd in thousands)	937.1	852.2	737.1
Crude oil and feedstocks throughput (bpd in thousands)	925.1	834.5	727.7
Total crude oil and feedstocks throughput (millions of barrels)	337.7	304.6	266.3
Consolidated gross margin per barrel of throughput	$13.85	$2.91	$(6.12)
Gross refining margin, excluding special items, per barrel of throughput (1)	$22.00	$7.94	$3.23
Refinery operating expense, per barrel of throughput	$7.39	$6.56	$6.89

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	34%	42%
Medium	36%	31%	26%
Light	18%	18%	17%
Other feedstocks and blends	14%	17%	15%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	53%	51%
Distillates and distillate blendstocks	35%	30%	30%
Lubes	1%	1%	1%
Chemicals	1%	2%	1%
Other	17%	16%	18%
Total yield	101%	102%	101%
——————————
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with an API gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies.

	Year Ended December 31,
	2022	2021	2020
	(dollars per barrel, except as noted)
Dated Brent crude oil	$101.27	$70.89	$41.62
West Texas Intermediate (WTI) crude oil	$94.58	$68.10	$39.25
Light Louisiana Sweet (LLS) crude oil	$96.81	$69.59	$41.13
Alaska North Slope (ANS) crude oil	$98.76	$70.56	$42.20
Crack Spreads
Dated Brent (NYH) 2-1-1	$40.26	$16.84	$9.11
WTI (Chicago) 4-3-1	$31.56	$16.34	$6.30
LLS (Gulf Coast) 2-1-1	$37.56	$16.03	$7.59
ANS (West Coast-LA) 4-3-1	$41.64	$20.10	$11.30
ANS (West Coast-SF) 3-2-1	$41.89	$20.55	$9.99
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.68	$2.80	$2.37
Dated Brent less Maya (heavy, sour)	$13.95	$6.47	$5.37
Dated Brent less WTS (sour)	$6.98	$2.63	$2.33
Dated Brent less ASCI (sour)	$9.68	$3.90	$1.81
WTI less WCS (heavy, sour)	$21.30	$14.19	$10.72
WTI less Bakken (light, sweet)	$(4.05)	$(0.14)	$2.41
WTI less Syncrude (light, sweet)	$(3.04)	$2.25	$2.13
WTI less LLS (light, sweet)	$(2.22)	$(1.50)	$(1.88)
WTI less ANS (light, sweet)	$(4.17)	$(2.46)	$(2.95)
Natural gas (dollars per MMBTU)	$6.54	$3.73	$2.13
2022 Compared to 2021
Overview— PBF Energy net income was $2,972.8 million for the year ended December 31, 2022 compared to net income of $315.5 million for the year ended December 31, 2021. PBF LLC net income was $3,834.2 million for the year ended December 31, 2022 compared to net income of $381.7 million for the year ended December 31, 2021. Net income attributable to PBF Energy stockholders was $2,876.8 million, or $22.84 per diluted share, for the year ended December 31, 2022 ($22.84 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $23.36 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $231.0 million, or $1.90 per diluted share, for the year ended December 31, 2021 ($1.90 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(2.50) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% and 99.2% for the years ended December 31, 2022 and 2021, respectively.

Our results for the year ended December 31, 2022 were negatively impacted by special items consisting of pre-tax charges associated with the change in the Tax Receivable Agreement liability of $290.3 million, or $215.1 million net of tax, a net loss on the extinguishment of debt mainly associated with the redemption of our 2025 Senior Secured Notes of $66.1 million, or $49.0 million net of tax, and net changes in fair value of contingent consideration of $48.3 million, or $35.8 million net of tax, partially offset by a $233.8 million tax benefit associated with the remeasurement of certain deferred tax assets. Our results for the year ended December 31, 2021 were positively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $669.6 million, or $496.2 million net of tax, a pre-tax gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, or $59.2 million net of tax, a gain on the sale of certain PBFX land of $2.8 million, or $2.1 million net of tax, and a $37.4 million tax benefit associated with the remeasurement of certain deferred tax assets, offset by pre-tax charges associated with the change in the Tax Receivable Agreement liability of $48.3 million, or $35.8 million net of tax and a change in fair value of the Martinez Contingent Consideration and the earn-out obligation associated with the acquisition of CPI Operations LLC (the “PBFX Contingent Consideration”) of $32.4 million, or $24.0 million net of tax.
Excluding the impact of these special items, when comparing our results to the year ended December 31, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at all of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, gross margin, and operating income.
Revenues— Revenues totaled $46.8 billion for the year ended December 31, 2022 compared to $27.3 billion for the year ended December 31, 2021, an increase of approximately $19.5 billion or 71.4%. Revenues per barrel sold were $123.26 and $80.79 for the years ended December 31, 2022 and 2021, respectively, an increase of 52.6% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 300,300 bpd, 148,500 bpd, 180,700 bpd and 295,600 bpd, respectively. For the year ended December 31, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,900 bpd, 134,100 bpd, 163,300 bpd and 286,200 bpd, respectively. For the year ended December 31, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 353,800 bpd, 158,200 bpd, 190,600 bpd and 338,400 bpd, respectively. For the year ended December 31, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 292,500 bpd, 142,600 bpd, 170,400 bpd and 318,700 bpd, respectively.
Overall average throughput rates were higher for the year ended December 31, 2022 compared to 2021. During the year ended December 31, 2021, we operated our refineries at reduced rates and periodically increased the throughput rates across our entire refining system to correlate with the gradual increases in demand experienced throughout the year. Overall average throughput in 2022 remained high as a result of sustained increases in demand and favorable market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $4,678.6 million for the year ended December 31, 2022, compared to $887.2 million for the year ended December 31, 2021, an increase of $3,791.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $7,429.9 million, or $22.00 per barrel of throughput, for the year ended December 31, 2022 compared to $3,087.7 million, or $10.14 per barrel of throughput, for the year ended December 31, 2021, an increase of approximately $4,342.2 million. Gross refining margin excluding special items totaled $7,429.9 million, or $22.00 per barrel of throughput, for the year ended December 31, 2022 compared to $2,418.1 million, or $7.94 per barrel of throughput, for the year ended December 31, 2021, an increase of $5,011.8 million.

During the year ended December 31, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all our refineries. For the year ended December 31, 2021, our margin calculations included a favorable special item related to a non-cash LCM inventory adjustment of approximately $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the year ended December 31, 2021.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS costs were $1,225.5 million for the year ended December 31, 2022 compared to $726.0 million for the year ended December 31, 2021.
Average industry margins were favorable during the year ended December 31, 2022 compared to the prior year, primarily due to increased refining margins as a result of sustained demand and global supply disruptions.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $40.26 per barrel, or 139.1% higher, in the year ended December 31, 2022, as compared to $16.84 per barrel in the same period in 2021. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differential, which increased by $7.48 per barrel, offset by weakened WTI/Bakken differential, which decreased by $3.91 per barrel compared to the same period in 2021. The WTI/WCS differential increased to $21.30 per barrel in 2022 compared to $14.19 per barrel in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $31.56 per barrel, or 93.1% higher, in the year ended December 31, 2022, as compared to $16.34 per barrel in the prior year. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $4.05 per barrel in the year ended December 31, 2022, as compared to a premium of $0.14 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged a premium of $3.04 per barrel for the year ended December 31, 2022 as compared to a discount of $2.25 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $37.56 per barrel, or 134.3% higher, in the year ended December 31, 2022 as compared to $16.03 per barrel in the prior year. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $2.22 per barrel for the year ended December 31, 2022 as compared to a premium of $1.50 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $41.64 per barrel, or 107.2% higher, in the year ended December 31, 2022 as compared to $20.10 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $41.89 per barrel, or 103.8% higher, in the year ended December 31, 2022 as compared to $20.55 per barrel in the prior year. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $4.17 per barrel for the year ended December 31, 2022 as compared to a premium of $2.46 per barrel in the prior year.

Operating Expenses— Operating expenses totaled $2,599.0 million for the year ended December 31, 2022 compared to $2,085.9 million for the year ended December 31, 2021, an increase of approximately $513.1 million, or 24.6%. Of the total $2,599.0 million in operating expenses, $2,495.6 million, or 7.39 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $103.4 million related to expenses incurred by the Logistics segment ($1,999.1 million or 6.56 per barrel of throughput, and $86.8 million of operating expenses for the year ended December 31, 2021 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the prior year. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production.
General and Administrative Expenses— General and administrative expenses totaled $468.7 million for the year ended December 31, 2022, compared to $247.3 million for the year ended December 31, 2021, an increase of $221.4 million or 89.5%. The increase in general and administrative expenses is primarily related to higher employee-related expenses, certain of which includes the recognition of incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $511.1 million for the year ended December 31, 2022 (including $503.6 million recorded within Cost of sales) compared to $466.8 million for the year ended December 31, 2021 (including $453.5 million recorded within Cost of sales), an increase of $44.3 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the end of the prior year.
Change in Fair Value of Contingent Consideration, net— Change in fair value of contingent consideration represented a loss of $48.3 million and a loss of $32.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. These losses were primarily related to the changes in estimated fair value of the earn-out liability associated with the acquisition of the Martinez refinery, offset by the recognition of contingent assets associated with the acquisition.
Loss (Gain) on Sale of Assets— There was a loss of $0.9 million for the year ended December 31, 2022 related primarily to the sale of non-operating refinery assets. There was a gain of $3.0 million for the year ended December 31, 2021 related primarily to a third-party sale of PBFX real property.
Change in Tax Receivable Agreement Liability— Change in the Tax Receivable Agreement liability for the year ended December 31, 2022 and December 31, 2021, represented a charge of $290.3 million and a charge of $48.3 million, respectively. These charges were primarily the result of changes in the deferred tax asset valuation allowance recorded in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”), related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $2.0 million for the year ended December 31, 2022, compared to a gain of $8.5 million for the year ended December 31, 2021. These losses and gains relate to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
(Loss) Gain on Extinguishment of Debt— We incurred a loss on extinguishment of debt of $66.1 million in the year ended December 31, 2022 related to the redemption of all of the outstanding 2025 Senior Secured Notes, slightly offset by a gain related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. We incurred a gain on extinguishment of debt of $79.9 million in the year ended December 31, 2021 related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes.

Interest Expense, net— PBF Energy interest expense totaled $246.0 million for the year ended December 31, 2022, compared to $317.5 million for the year ended December 31, 2021, a decrease of $71.5 million. This net decrease is mainly attributable to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022, as well as lower outstanding balances on our revolving credit facilities. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $257.2 million and $327.8 million for the year ended December 31, 2022 and December 31, 2021, respectively (inclusive of $11.2 million and $10.3 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation in the PBF Energy consolidated financial statements).
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Energy Limited, are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% and 99.2%, on a weighted-average basis for the years ended December 31, 2022 and 2021, respectively. PBF Energy’s Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the years ended December 31, 2022 and 2021 was 16.4% and 3.7%, respectively. The effective tax rate for both years was significantly impacted by changes in the deferred tax valuation allowance. In 2022, the full valuation allowance was released, resulting in a tax benefit of $308.5 million for the year ended December 31, 2022, compared to a tax benefit of $49.9 million for the year ended December 31, 2021.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, we recorded a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX prior to the close of the PBFX Merger Transaction, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX prior to the close of the PBFX Merger Transaction and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the years ended December 31, 2022 and 2021 was approximately 0.7% and 0.8%, respectively. The carrying amount of the noncontrolling interest on our Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization excluding special items. Special items for the periods presented relate to LCM inventory adjustments, net changes in fair value of contingent consideration, changes in the Tax Receivable Agreement liability, loss (gain) on extinguishment of debt, gain on sale of hydrogen plants, severance and reconfiguration costs, impairment expense, net tax (benefit) expense on remeasurement of deferred tax assets, gains on land sales, charges associated with the early return of certain leased railcars, turnaround acceleration costs, and a LIFO inventory decrement. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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
1.Assumed exchange of all PBF LLC Series A Units for shares of PBF Energy Class A common stock. As a result of the assumed exchange of all PBF LLC Series A Units, the noncontrolling interest related to these units is converted to controlling interest. Management believes that it is useful to provide the per-share effect associated with the assumed exchange of all PBF LLC Series A Units.
2.Income Taxes. Prior to PBF Energy’s IPO, PBF Energy was organized as a limited liability company treated as a “flow-through” entity for income tax purposes, and even after PBF Energy’s IPO, not all of its earnings are subject to corporate-level income taxes. Adjustments have been made to the Adjusted Fully-Converted tax provisions and earnings to assume that PBF Energy had adopted its post-IPO corporate tax structure for all periods presented and is taxed as a C-corporation in the U.S. at the prevailing corporate rates. These assumptions are consistent with the assumption in clause 1 above that all PBF LLC Series A Units are exchanged for shares of PBF Energy Class A common stock, as the assumed exchange would change the amount of PBF Energy’s earnings that are subject to corporate income tax.

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the years ended December 31, 2022, 2021 and 2020 (in millions, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to PBF Energy Inc. stockholders	$2,876.8	$231.0	$(1,392.4)
Less: Income allocated to participating securities	—	—	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	2,876.8	231.0	(1,392.5)
Add: Net income (loss) attributable to noncontrolling interests(1)	27.9	2.4	(17.1)
Less: Income tax (expense) benefit (2)	(7.2)	(0.6)	4.6
Adjusted fully-converted net income (loss)	$2,897.5	$232.8	$(1,405.0)
Special Items:(3)
Add: Non-cash LCM inventory adjustment	—	(669.6)	268.0
Add: Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Add: Gain on sale of hydrogen plants	—	—	(471.1)
Add: Gain on land sales	—	(2.8)	(8.1)
Add: Impairment expense	—	—	98.8
Add: LIFO inventory decrement	—	—	83.0
Add: Turnaround acceleration costs	—	—	56.2
Add: Severance and reconfiguration costs	—	—	30.0
Add: Early railcar return expense	—	—	12.5
Add: Loss (gain) on extinguishment of debt	66.1	(79.9)	22.2
Add: Change in Tax Receivable Agreement liability	290.3	48.3	(373.5)
Add: Net tax (benefit) expense on remeasurement of deferred tax assets	(233.8)	(37.4)	259.1
Less: Recomputed income tax on special items	(104.9)	173.9	99.9
Adjusted fully-converted net income (loss) excluding special items	$2,963.5	$(302.3)	$(1,421.7)

Weighted-average shares outstanding of PBF Energy Inc.	122,598,076	120,240,009	119,617,998
Conversion of PBF LLC Series A Units (4)	917,991	988,730	1,042,667
Common stock equivalents (5)	3,344,039	1,409,415	—
Fully-converted shares outstanding—diluted	126,860,106	122,638,154	120,660,665

Diluted net income (loss) per share	$22.84	$1.90	$(11.64)
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$22.84	$1.90	$(11.64)
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding	$23.36	$(2.50)	$(11.78)
——————————
See Notes to Non-GAAP Financial Measures.

Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refinery depreciation, refinery operating expenses, and gross margin of PBFX. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for operating expenses and refinery depreciation. In order to assess our operating performance, we compare our gross refining margin (revenues less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Year Ended December 31,
	2022		2021		2020
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$46,830.3	$138.69	$27,253.4	$89.46	$15,115.9	$56.76
Less: Cost of sales	42,151.7	124.84	26,366.2	86.55	16,745.6	62.88
Consolidated gross margin	$4,678.6	$13.85	$887.2	$2.91	$(1,629.7)	$(6.12)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$4,678.6	$13.85	$887.2	$2.91	$(1,629.7)	$(6.12)
Add: PBFX operating expense	121.4	0.36	103.4	0.35	99.9	0.38
Add: PBFX depreciation expense	36.7	0.11	37.8	0.13	53.7	0.19
Less: Revenues of PBFX	(369.3)	(1.09)	(355.5)	(1.17)	(360.3)	(1.35)
Add: Refinery operating expenses	2,495.6	7.39	1,999.1	6.56	1,835.2	6.89
Add: Refinery depreciation expense	466.9	1.38	415.7	1.36	498.0	1.87
Gross refining margin	$7,429.9	$22.00	$3,087.7	$10.14	$496.8	$1.86
Special Items: (3)
Add: Non-cash LCM inventory adjustment	—	—	(669.6)	(2.20)	268.0	1.01
Add: LIFO inventory decrement	—	—	—	—	83.0	0.31
Add: Early railcar return expense	—	—	—	—	12.5	0.05
Gross refining margin excluding special items	$7,429.9	$22.00	$2,418.1	$7.94	$860.3	$3.23
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, changes in the Tax Receivable Agreement liability due to factors out of PBF Energy’s control such as changes in tax rates, loss (gain) on extinguishment of debt, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$2,972.8	$315.5	$(1,333.3)
Add: Depreciation and amortization expense	511.1	466.8	563.0
Add: Interest expense, net	246.0	317.5	258.2
Add: Income tax expense	584.8	12.1	2.1
EBITDA	$4,314.7	$1,111.9	$(510.0)
Special Items: (3)
Add: Non-cash LCM inventory adjustment	—	(669.6)	268.0
Add: Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Add: Gain on sale of hydrogen plants	—	—	(471.1)
Add: Gain on land sales	—	(2.8)	(8.1)
Add: Impairment expense	—	—	98.8
Add: LIFO inventory decrement	—	—	83.0
Add: Severance and reconfiguration costs	—	—	30.0
Add: Early railcar return expense	—	—	12.5
Add: Loss (gain) on extinguishment of debt	66.1	(79.9)	22.2
Add: Change in Tax Receivable Agreement liability	290.3	48.3	(373.5)
EBITDA excluding special items	$4,719.4	$440.3	$(941.9)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$4,314.7	$1,111.9	$(510.0)
Add: Stock based compensation	54.3	35.6	34.2
Add: Change in fair value of catalyst obligations	2.0	(8.5)	11.8
Add: Non-cash LCM inventory adjustment (3)	—	(669.6)	268.0
Add: Change in fair value of contingent consideration, net (3)	48.3	32.4	(93.7)
Add: Gain on sale of hydrogen plants (3)	—	—	(471.1)
Add: Gain on land sales (3)	—	(2.8)	(8.1)
Add: Impairment expense (3)	—	—	98.8
Add: LIFO inventory decrement (3)	—	—	83.0
Add: Severance and reconfiguration costs (3)	—	—	30.0
Add: Early railcar return expense (3)	—	—	12.5
Add: Loss (gain) on extinguishment of debt (3)	66.1	(79.9)	22.2
Add: Change in Tax Receivable Agreement liability (3)	290.3	48.3	(373.5)
Adjusted EBITDA	$4,775.7	$467.4	$(895.9)
——————————
See Notes to Non-GAAP Financial Measures.

Net Debt to Capitalization Ratio and Net Debt to Capitalization Ratio Excluding Special Items
The total debt to capitalization ratio is calculated by dividing total debt by the sum of total debt and total equity. This ratio is a measurement that management believes is useful to investors in analyzing our leverage. Net debt and the net debt to capitalization ratio are Non-GAAP measures. Net debt is calculated by subtracting cash and cash equivalents from total debt. We believe these measurements are also useful to investors since we have the ability to and may decide to use a portion of our cash and cash equivalents to retire or pay down our debt. Additionally, we have also presented the total debt to capitalization and net debt to capitalization ratios excluding the cumulative effects of special items on equity.

	December 31,	December 31,
	2022	2021
Balance Sheet Data:
Cash and cash equivalents	$2,203.6	$1,341.5
Inventories	2,763.6	2,505.1
Total assets	13,549.1	11,641.4
Total debt	1,959.1	4,295.8

Total equity	5,056.0	2,532.8
Total equity excluding special items (6)	$4,660.5	$2,071.3

Total debt to capitalization ratio	28%	63%
Total debt to capitalization ratio, excluding special items (6)	30%	67%
Net debt to capitalization ratio*	(5)%	54%
Net debt to capitalization ratio, excluding special items* (6)	(6)%	59%

* Negative ratio exists at 12/31/2022 as cash is in excess of debt.
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
(2)    Represents an adjustment to reflect PBF Energy’s annualized statutory corporate tax rate of approximately 25.9% for 2022 and 2021, and 26.6% for 2020, applied to the net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2022	2021	2020
January 1,	$—	$669.6	$401.6
December 31,	—	—	669.6

    The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Net LCM inventory adjustment benefit (charge) in income (loss) from operations	$—	$669.6	$(268.0)
Net LCM inventory adjustment benefit (charge) in net income (loss)	—	496.2	(196.7)

Change in Fair Value of Contingent Consideration, net - During the year ended December 31, 2022, we recorded a net change in fair value of contingent consideration related to changes in the estimated fair value of the earn-out liability associated with the acquisition of the Martinez refinery, offset by the recognition of contingent assets associated with the acquisition. These changes resulted in decreases to income from operations and net income by $48.3 million and $35.8 million, respectively. During the year ended December 31, 2021, we recorded a change in fair value of the contingent consideration related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration, which decreased income from operations and net income by $32.4 million and $24.0 million, respectively. During the year ended December 31, 2020 we recorded a change in fair value of the contingent consideration related to both the Martinez Contingent Consideration and the PBFX Contingent Consideration, which increased income from operations and net income by $93.7 million and $68.8 million, respectively.
Gain on Sale of Hydrogen Plants - During the year ended December 31, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million and $345.8 million, respectively. There were no such gains in the years ended December 31, 2022 and December 31, 2021.
Gain on Land Sales - During the year ended December 31, 2021, we recorded a gain on sale of PBFX real-property at the East Coast Terminals, which increased income from operations and net income by $2.8 million and $2.1 million, respectively. During the years ended December 31, 2020, we recorded a gain on sale of one separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $8.1 million and $5.9 million, respectively, during the year ended December 31, 2020. There were no such gains in the year ended December 31, 2022.
Impairment Expense - During the year ended December 31, 2020, we recorded an impairment charge which decreased income from operations and net income by $98.8 million and $72.5 million, respectively, resulting from the write-down of certain assets as a result of the East Coast Refining Reconfiguration, project abandonments and the write-down of certain PBFX long-lived assets. There were no such impairment charges during the years ended December 31, 2022 and December 31, 2021.
LIFO Inventory Decrement - As part of our overall reduction in throughput in 2020 and our reduction in inventory volume as of December 31, 2020, the Company recorded a pre-tax charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration. These charges decreased income from operations and net income by $83.0 million and $60.9 million, respectively, for the year ended December 31, 2020. Decrements recorded in the years ended December 31, 2022 and December 31, 2021 were not significant.
Turnaround Acceleration Costs - During the year ended December 31, 2020, we accelerated the recognition of turnaround amortization associated with units that were temporarily idled as part of the East Coast Refining Reconfiguration. These costs decreased income from operations and net income by $56.2 million and $41.3 million, respectively. There were no such costs in the years ended December 31, 2022 and December 31, 2021.
Severance and Reconfiguration Costs - During the year ended December 31, 2020, we recorded severance charges related to reductions in our workforce, which decreased income from operations and net income by $24.7 million and $18.1 million, respectively. During the year ended December 31, 2020, we recorded reconfiguration charges related to the temporary idling of certain assets as part of our East Coast Refining System, which decreased income from operations and net income by $5.3 million and $3.9 million, respectively. There were no such costs in the years ended December 31, 2022 and December 31, 2021.

Early Return of Railcars - During the year ended December 31, 2020, we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars, which decreased income from operations and net income by $12.5 million and $9.2 million, respectively. There were no such expenses recorded in the years ended December 31, 2022 and December 31, 2021.
Loss (Gain) on Extinguishment of Debt - During the year ended December 31, 2022, we recorded a pre-tax net loss on extinguishment of debt which decreased income before income taxes and net income by $66.1 million and $49.0 million, respectively, primarily related to the redemption of our 2025 Senior Secured Notes, partially offset by the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes. During the year ended December 31, 2021, we recorded a pre-tax gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before income taxes and net income by $79.9 million and $59.2 million, respectively. During the year ended December 31, 2020, we recorded pre-tax debt extinguishment costs related to the redemption of the 2023 Senior Notes which decreased income before income taxes and net income by $22.2 million and $16.3 million, respectively.
Change in Tax Receivable Agreement liability - During the year ended December 31, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $290.3 million and $215.1 million, respectively. During the year ended December 31, 2021, PBF Energy recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $48.3 million and $35.8 million, respectively. During the year ended December 31, 2020, PBF Energy recorded a change in the Tax Receivable Agreement liability that increased income before taxes and net income by $373.5 million and $274.1 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Recomputed Income Tax on Special Items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net Tax (Benefit) Expense on Remeasurement of Deferred Tax Assets - During the year ended December 31, 2022, we recorded a decrease to our deferred tax valuation allowance of $308.5 million (reducing our deferred tax valuation allowance to zero), in accordance with ASC 740, of which $233.8 million related to a tax benefit with respect to the remeasurement of deferred tax assets and the balance related to our net changes in the Tax Receivable Agreement liability. During the year ended December 31, 2021, we recorded a deferred tax valuation allowance of $308.5 million in accordance with ASC 740 (a decrease of $49.9 million when compared to December 31, 2020, which includes a tax benefit of approximately $12.5 million related to our net change in the Tax Receivable Agreement liability and a net tax benefit of $37.4 million related primarily to the remeasurement of deferred tax assets). During the year ended December 31, 2020, we recorded a deferred tax valuation allowance of $358.4 million. This amount includes tax expense of approximately $99.3 million related to our net change in the Tax Receivable Agreement liability or a net tax expense of $259.1 million related primarily to the remeasurement of deferred tax assets.

(4)     Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the years ended December 31, 2022, 2021 and 2020, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 3,877,035, 12,568,275 and 14,446,894 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the years ended December 31, 2022, 2021 and 2020, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
(6)    Total Equity excluding special items is calculated in the table below:

	December 31,	December 31,
	2022	2021
	(in millions)
Total equity	$5,056.0	$2,532.8
Special Items (Note 4)
Add: Change in fair value of contingent consideration, net	(13.0)	(61.3)
Add: Gain on sale of hydrogen plants	(471.1)	(471.1)
Add: Gain on land sales	(87.8)	(87.8)
Add: Impairment expense	98.8	98.8
Add: LIFO inventory decrement	83.0	83.0
Add: Turnaround acceleration costs	56.2	56.2
Add: Severance and reconfiguration costs	30.0	30.0
Add: Early railcar return expense	64.8	64.8
Add: Loss (gain) on extinguishment of debt	33.9	(32.2)
Add: Change in Tax Receivable Agreement liability	(325.3)	(615.6)
Less: Recomputed income tax on special items	126.9	231.8
Add: Net tax (benefit) expense on remeasurement of deferred tax assets	(12.1)	221.7
Add: Net tax expense on Tax Cuts and Jobs Act related special items	20.2	20.2
Net impact of special items to equity	(395.5)	(461.5)
Total equity excluding special items	$4,660.5	$2,071.3

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service and share repurchase program requirements, as well as PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of December 31, 2022, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $4,772.0 million for the year ended December 31, 2022 compared to net cash provided by operating activities of $477.3 million for the year ended December 31, 2021. Our operating cash flows for the year ended December 31, 2022 included our net income of $2,972.8 million, and net changes in operating assets and liabilities reflecting cash proceeds of $341.0 million, primarily driven by timing of payments for accrued expense. Change in accrued expenses is due primarily to an increase in renewable energy and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $533.9 million, deferred income taxes of $420.2 million, change in the Tax Receivable Agreement liability of $290.3 million, net loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Secured Notes of $66.1 million, stock-based compensation of $54.3 million, net change in the fair value of contingent consideration of $48.3 million, pension and other post-retirement benefit costs of $47.6 million, change in the fair value of our catalyst obligations of $2.0 million, and loss on sale of assets of $0.9 million, partially offset by net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $5.4 million.
Our operating cash flows for the year ended December 31, 2021 included our net income of $315.5 million, depreciation and amortization of $483.8 million, net changes in operating assets and liabilities reflecting cash proceeds of $268.6 million primarily driven by accrued expenses due to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2021, pension and other post-retirement benefit costs of $50.8 million, change in the Tax Receivable Agreement liability of $48.3 million, stock-based compensation of $35.6 million, change in the fair value of contingent consideration of $32.4 million, and deferred income taxes of $11.7 million, partially offset by a net non-cash benefit of $669.6 million related to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, changes in the fair value of our catalyst obligations of $8.5 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.4 million, and gain on sale of assets of $3.0 million.

Net cash provided by operating activities was $477.3 million for the year ended December 31, 2021 compared to net cash used in operating activities of $631.6 million for the year ended December 31, 2020. Our operating cash flows for the year ended December 31, 2020 included our net loss of $1,333.3 million, gain on sale of assets of $477.8 million mainly related to the sale of the hydrogen plants and the sale of land at our Torrance refinery, change in the Tax Receivable Agreement liability of $373.5 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $12.6 million and change in the fair value of the contingent consideration of $93.7 million, partially offset by depreciation and amortization of $581.1 million, net non-cash charge of $268.0 million related to an LCM inventory adjustment, impairment expense of $98.8 million, pension and other post-retirement benefits costs of $55.7 million, stock-based compensation of $34.2 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, change in the fair value of our catalyst obligations of $11.8 million and deferred income taxes of $1.6 million. In addition, net changes in operating assets and liabilities reflected cash inflows of $585.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,010.9 million for the year ended December 31, 2022 compared to $388.5 million for the year ended December 31, 2021. The net cash flows used in investing activities for the year ended December 31, 2022 was comprised of cash outflows of capital expenditures totaling $633.3 million, expenditures for refinery turnarounds of $311.6 million, and expenditures for other assets of $66.0 million. Net cash used in investing activities for the year ended December 31, 2021 was comprised of cash outflows of capital expenditures totaling $249.1 million, expenditures for refinery turnarounds of $117.7 million, and expenditures for other assets of $28.9 million, partially offset by proceeds from the sale of assets of $7.2 million.
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

Cash Flows from Financing Activities
Net cash used in financing activities was $2,899.0 million for the year ended December 31, 2022 compared to net cash used in financing activities of $356.8 million for the year ended December 31, 2021. For the year ended December 31, 2022, net cash used in financing activities consisted of the redemption of our 2025 Senior Secured Notes of $1,307.4 million, net repayments on the Revolving Credit Facility of $900.0 million, the purchase of PBFX publicly held shares in connection with the Merger Transaction of $303.7 million, the share repurchase of PBF Energy’s Class A common stock of $156.4 million, net repayments on the PBFX Revolving Credit Facility of $100.0 million, dividends and distributions of $73.6 million, settlements of precious metal catalyst obligations of $56.2 million, deferred financing costs and other costs of $31.3 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, payments on finance leases of $11.3 million, and PBFX Contingent Consideration payments of $3.1 million, partially offset by transactions made in connection with stock-based compensation plans of $67.8 million, and proceeds from insurance premium financing of $2.1 million. For the year ended December 31, 2021, net cash used in financing activities consisted of $146.8 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, net repayments on the PBFX Revolving Credit Facility of $100.0 million, distributions and dividends of $39.7 million, net settlements of precious metal catalyst obligations of $31.7 million, payments on finance leases of $17.8 million, PBFX Contingent Consideration payments of $12.2 million, principal amortization payments on the PBF Rail Term Loan of $7.4 million, and deferred financing costs and other of $1.2 million.
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
The cash flow activity of PBF LLC for the years ended December 31, 2022, 2021 and 2020 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, PBF LLC reflects net borrowings of $1,070.5 million for the years ended December 31, 2022 and net repayments of $1.1 million and $0.1 million for 2021 and 2020, respectively, related to an affiliate loan with PBF Energy, included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.

Capitalization
Our capital structure was comprised of the following as of December 31, 2022 (in millions):

December 31, 2022
Debt: (1)
PBF LLC debt
Affiliate note payable	$1,445.7
PBF Holding debt
2028 Senior Notes	801.6
2025 Senior Notes	664.5
Revolving Credit Facility	—
Catalyst financing arrangements	4.0
PBF Holding debt	1,470.1
PBFX debt
PBFX 2023 Senior Notes (2)	525.0
PBFX Revolving Credit Facility	—
PBFX debt	525.0
Unamortized deferred financing costs	(36.2)
Unamortized premium	0.2
Total PBF LLC debt, net of unamortized deferred financing costs and premium	3,404.8
Less: Affiliate note payable	(1,445.7)
Total PBF Energy debt, net of unamortized deferred financing costs and premium(3)	$1,959.1

Total PBF Energy Equity	$5,056.0
Total PBF Energy Capitalization (4)	$7,015.1
_______________________________________________
(1) Refer to “Note 8 - Credit Facilities and Debt” and “Note 9 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) The PBFX 2023 Senior Notes were redeemed on February 2, 2023.
(3) Excludes the PBF LLC affiliate note payable that is eliminated in the PBF Energy consolidated financial statements.
(4) Total Capitalization refers to the sum of debt, excluding intercompany debt, plus total equity.

2022 Debt Related Transactions
During the year ended December 31, 2022, we exercised our rights under the indenture governing the 2025 Senior Secured Notes to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations.

In addition, we made a number of open market repurchases of our 2028 Senior Notes and 2025 Senior Notes that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and we recognized a $3.8 million gain on this extinguishment of debt during the year ended December 31, 2022.
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
During 2022, we also settled certain of our precious metals financing arrangements, resulting in a reduction of debt of approximately $56.2 million.
    Revolving Credit Facilities Overview
One of our primary sources of liquidity are borrowings available under our revolving credit facilities. As of December 31, 2022, PBF Energy had $2,203.6 million of cash and cash equivalents and no outstanding balances under the Revolving Credit Facility or the PBFX Revolving Credit Facility. PBF LLC cash and cash equivalents totaled $2,201.8 million as of December 31, 2022.
We had available capacity under revolving credit facilities as follows at December 31, 2022 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2022	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$4,300.0	$—	$576.1	$4,300.0	January 2025
PBFX Revolving Credit Facility	500.0	—	3.5	496.5	July 2023
Total Credit Facilities	$4,800.0	$—	$579.6	$4,796.5
___________________________________
(a)    The amount available for borrowings and letters of credit under the Revolving Credit Facility is calculated according to a “borrowing base” formula based on (i) 90% of the book value of Eligible Accounts with respect to investment grade obligors plus (ii) 85% of the book value of Eligible Accounts with respect to non-investment grade obligors plus (iii) 80% of the cost of Eligible Hydrocarbon Inventory plus (iv) 100% of Cash and Cash Equivalents in deposit accounts subject to a control agreement, in each case as defined in the Revolving Credit Agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $4.3 billion.

Additional Information on Indebtedness
Our debt, including our revolving credit facilities and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2022 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
Liquidity
As of December 31, 2022, our operational liquidity was more than $4.9 billion (more than $2.4 billion as of December 31, 2021), which consists of $2.1 billion of cash, excluding cash held at PBFX, and more than $2.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand. In addition, as of December 31, 2022, PBFX had approximately $530.4 million of liquidity ($430.4 million as of December 31, 2021), including approximately $47.8 million in cash, and access to approximately $496.5 million under the PBFX Revolving Credit Facility.
We are actively monitoring the ongoing volatility in the global oil markets and we continue to adjust our operational plans to the evolving market conditions. We may, at any time and from time to time, seek to continue to repurchase or retire our outstanding debt securities through cash purchases (and/or exchanges for equity or debt), in open-market purchases, block trades, privately negotiated transactions or otherwise, upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital, the trading prices of our debt securities, legal requirements and contractual restrictions and economic and market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material. We are not obligated to repurchase any of our debt securities other than as set forth in the applicable indentures, and repurchases may be made or suspended or discontinued at any time without prior notice.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2022, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our outstanding debt or stock or incur new liens.
Pursuant to the terms of the Merger Agreement, which closed on November 30, 2022, each PBFX Public Common Unit was converted into the right to receive: (i) the Merger Consideration and (ii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 PBF Energy common shares. The Merger Transaction cash consideration was funded with cash on hand.

Share Repurchases
On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock. The Repurchase Program will expire in December 2024. As of February 16, 2023, we have purchased approximately 5,045,478 shares of PBF Energy's Class A common stock under the Repurchase Program for $188.8 million through open market transactions. We may make additional share repurchases in the future but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
PBF Energy’s working capital at December 31, 2022 was approximately $1,345.6 million, consisting of $6,546.3 million in total current assets and $5,200.7 million in total current liabilities. PBF Energy’s working capital at December 31, 2021 was $1,439.5 million, consisting of $5,199.2 million in total current assets and $3,759.7 million in total current liabilities. PBF LLC’s working capital at December 31, 2022 was approximately $1,297.5 million, consisting of $6,544.5 million in total current assets and $5,247.0 million in total current liabilities. PBF LLC’s working capital at December 31, 2021 was $1,385.6 million, consisting of $5,197.5 million in total current assets and $3,811.9 million in total current liabilities.
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
Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement. We intend to either extend or replace the Third Inventory Intermediation Agreement prior to its expiration.

At December 31, 2022, the LIFO value of the J. Aron Products included within Inventories in our Consolidated Balance Sheets was $181.8 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Capital Spending
Capital spending was $1,010.9 million for the year ended December 31, 2022 and was primarily comprised of annual maintenance and turnaround costs at our Delaware City, Chalmette, Torrance and Martinez refineries in addition to spending related to our project for a renewable fuels production facility co-located at our Chalmette refinery (the “Renewable Diesel Project”). Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. Excluding capital expenditures related to our Renewable Diesel Project, we currently expect to spend an aggregate of approximately $700.0 million to $750.0 million during 2023 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
During the fourth quarter of 2022, we invested approximately $140 million in capital related to our Renewable Diesel Project. We currently anticipate remaining capital expenditures to complete the project to range from $200.0 million to $250.0 million in 2023 with the goal of commencing production in the first half of 2023.
Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2022 that are expected to be paid within the next year and thereafter (in millions). The table below does not include any intercompany contractual obligations with PBFX as our related party transactions are eliminated upon consolidation of our financial statements.

	Payments Due by Period
	Short-Term	Long-Term	Total
PBF Energy:
Credit facilities and debt (a)	$529.0	$1,466.1	$1,995.1
Interest payments on credit facilities and debt	115.3	295.4	410.7
Leases and other rental-related commitments (b)	278.0	1,971.1	2,249.1
Purchase obligations (c)	9,006.3	8,300.5	17,306.8
Construction obligations	166.0	—	166.0
Environmental obligations (d)	14.7	150.3	165.0
Pension and post-retirement obligations (e)	26.5	300.4	326.9
Tax Receivable Agreement obligation (f)	—	338.6	338.6
Martinez Contingent Consideration (g)	100.0	73.7	173.7
Total material cash requirements for PBF Energy	$10,235.8	$12,896.1	$23,131.9
Adjustments for PBF LLC:
Less: Tax Receivable Agreement obligation (f)	—	(338.6)	(338.6)
Add: Affiliate Note Payable (h)	—	1,445.7	1,445.7
Total material cash requirements for PBF LLC	$10,235.8	$14,003.2	$24,239.0
___________________________

(a)    Credit facilities and debt
Credit facilities and debt represent (i) the repayment of indebtedness incurred in connection with the 2025 Senior Notes, 2028 Senior Notes and PBFX 2023 Senior Notes; and (ii) the repayment of our catalyst financing obligations on their maturity dates. With the exception of our PBFX 2023 Senior Notes, which were redeemed on February 2, 2023, and our catalyst financing obligations, we have no debt maturing before 2024.
Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(b)    Leases and other rental-related commitments
Operating and Finance lease obligations include options to extend terms that are reasonably certain of being exercised. We have entered into certain agreements for the supply of hydrogen that contain both lease and non-lease components. The table above also includes such non-lease components of these agreements. See “Note 13 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
We also enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Leases and other rental-related commitments in the table above.
(c)    Purchase obligations
Purchase obligations include commitments to purchase crude oil from certain counterparties under supply agreements, contracts for the transportation of crude oil and supply of hydrogen, nitrogen, oxygen, chemicals, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, contracts for pipeline capacity, and forward purchase commitments to acquire AB 32, RINs or LCFS credits from third parties. Additionally, we have obligations to repurchase the J. Aron Products under the Third Inventory Intermediation Agreement with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 4 - Inventories” and “Note 7 - Accrued Expenses” of our Notes to Consolidated Financial Statements.
The amounts included in this table exclude our crude supply agreement with PDVSA. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
(d)    Environmental obligations
In connection with certain of our refinery and logistics acquisitions, we have assumed certain environmental remediation obligations to address matters that were outstanding at the time of such acquisitions. In addition, in connection with most of these acquisitions, we have purchased environmental insurance policies to insure against unknown environmental liabilities at each site. The obligations in the table above reflect our undiscounted best estimate in cost and tenure to remediate our outstanding obligations and are further discussed in “Note 12 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements.
(e)    Pension and post-retirement obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 17 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.

(f) Tax Receivable Agreement obligation
The table reflects PBF Energy’s estimated timing of payments under the Tax Receivable Agreement, assuming that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement as of December 31, 2022. Refer to “Note 12 - Commitments and Contingencies” and “Note 19 - Income Taxes” of our Notes to the Consolidated Financial statements for further discussion of the Tax Receivable Agreement.
(g)    Martinez Contingent Consideration
Contingent consideration includes our obligations to pay certain contractual earn-outs entered into as part of the acquisition. Our earn-out obligation related to the Martinez Acquisition includes the estimated undiscounted contingent consideration amounts payable to Shell Oil Products related to annual refinery earnings in 2022 and 2023.
(h)    Affiliate Note Payable
As described in “Note 9 - Affiliate Note Payable - PBF LLC” of our Notes to Consolidated Financial Statements, as of December 31, 2022, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $1,445.7 million. The note has an interest rate of 2.5% and matures in April 2030, but may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium. This affiliate note payable is a cash obligation of PBF LLC only and eliminates in consolidation for PBF Energy.
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
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2022 and December 31, 2021 the replacement value of inventories exceeded the LIFO carrying value. The LCM or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the LCM or market inventory valuation reserve be increased.
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
Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives; determination of the fair value of derivatives; identification of hedge relationships; assessment and measurement of hedge ineffectiveness; and election and designation of the normal purchases and sales exemption. All of these judgments, depending upon their timing and effect, can have a significant impact on earnings.

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
Income Taxes and Tax Receivable Agreement
As a result of PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, it expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting its taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that it is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $191.4 million as of December 31, 2022.
Deferred taxes are calculated using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the Consolidated Statements of Operations. As a result of management’s assessment of the available positive and negative evidence it was determined that the $308.5 million valuation allowance, as of December 31, 2021, associated with deferred tax assets should be released because we believed that it had become more likely than not that the deferred tax assets would be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future taxable income.

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

At December 31, 2022 and December 31, 2021, we had gross open commodity derivative contracts representing 30.1 million barrels and 42.1 million barrels, respectively, with an unrealized net gain of $13.9 million and unrealized net loss of $12.0 million, respectively. The open commodity derivative contracts as of December 31, 2022 expire at various times during 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.8 million barrels and 30.2 million barrels at December 31, 2022 and December 31, 2021, respectively. The average cost of our hydrocarbon inventories was approximately $80.04 and $78.29 per barrel on a LIFO basis at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 75 million and 95 million MMBTUs of natural gas amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.
Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $4.3 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2022, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $25.6 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the PBFX Revolving Credit Agreement. At December 31, 2022, PBFX had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $3.7 million annually.

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
Concentration Risk
For the years ended December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of our revenues (approximately 14% and 15%, respectively).
As of December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 19% and 26%, respectively).
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

Management assessed the effectiveness of PBF Energy’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2022, PBF Energy’s internal control over financial reporting is effective.
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
Management assessed the effectiveness of PBF LLC’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2022, PBF LLC’s internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of PBF Energy’s internal control over financial reporting, which is on page F-7 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect PBF Energy’s or PBF LLC’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2023 Proxy Statement, incorporated herein by reference.
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
See also Information About Our Executive Officers under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2023 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be contained in our 2023 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2023 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in our 2023 Proxy Statement, incorporated herein by reference.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

2.1(†)	Agreement and Plan of Merger, dated July 27, 2022 by and among PBF Energy Inc., PBF Energy Company LLC, PBFX Holdings Inc., Riverlands Merger Sub LLC, PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated July 27, 2022 (File No. 001-35764)).

3.1	Amended and Restated Certificate of Incorporation of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

3.2	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764)).

4.1	Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.25% Senior Notes due 2025 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.3	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.4	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (7.25% Senior Notes due 2025) (incorporated by reference to Exhibit 4.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.5	Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.18 of PBF Energy Inc’s Annual Report on Form 10-K (File No. 001-35764) filed on February 18, 2021).

10.1**	Form of 2023-2025 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.2**	Form of 2023-2025 Performance Unit Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.3**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.4**	Form of PBF Energy Inc. Performance Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.5**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2016 (File No. 001-35764)).

10.6**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.7**	Amendment No. 1 to PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2022 (File No. 001-35764)).

10.8**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.9**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.10**	Form of PBF Energy Performance Share Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.11**	Form of PBF Energy Performance Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.12**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.13**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.14**	Form of Amended and Restated Restricted Stock Agreement for Employees, under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.15	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Employee (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.16	Form of Amended and Restated 2017 Equity Incentive Plan Performance Share Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.17	Form of Amended and Restated 2017 Equity Incentive Plan Performance Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.18	Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.19	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764)).

10.20	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

10.21†	Third Amendment to Senior Secured Revolving Credit Agreement, dated May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 27, 2022 (File No. 001-35764)).

10.22†	Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company, LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2021 (File No. 001-35764)).

10.23†	First Amendment to the Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining, L.L.C (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 27, 2022 (File No. 001-35764)).

10.24	Amended and Restated Guaranty of Collection, dated as of October 6, 2017 (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 6, 2017).

10.25	Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection (incorporated by reference to Exhibit 10.8.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764)).

10.26	Amended and Restated Revolving Credit Agreement dated as of July 30, 2018, among PBF Logistics LP, the lender party hereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 2, 2018 (File No. 001-35764)).

10.27	Joinder Agreement dated as of September 7, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.28	Joinder Agreement dated May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated August 4, 2016 (File No. 001-36446)).

10.29	Joinder Agreement to the ABL Security Agreement dated as of February 1, 2020, among Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.30	Joinder Agreement to the Credit Agreement dated as of February 1, 2020, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.31	Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.32	Exchange Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.33	Tax Receivable Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.34	Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.35	Form of Indemnification Agreement between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.36*/**	Employment Agreement dated as of September 29, 2015 between PBF Investments LLC and Trecia M. Canty

10.37**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.38**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.39**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.40	Letter Agreement between C. Erik Young and PBF Investments LLC dated November 29, 2022 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 29, 2022 (File No. 001-35764)).

10.41	Letter Agreement dated as of December 7, 2022 between Karen B. Davis and PBF Energy Inc. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.42**	Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.43**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Energy and PBF Energy Company LLC.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*(1)	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*(1)	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Critical Accounting Policy and Estimate – Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles – refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations, or a determination that it is more likely than not that the carrying amount of an asset or an asset group may not be recoverable, will be sold or retired before its estimated useful life. During 2022, increasing environmental regulation was assessed as a possible triggering event as it relates specifically to our refineries located in California. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures, asset retirement obligations and remaining useful life. Changes in these assumptions could have a significant impact on the carrying amount of long- lived assets. For the year ended December 31, 2022, no impairment loss related to long-lived assets has been recognized.
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
•We compared management’s evaluation of potential impairment indicators to our independent expectation by:
◦We performed searches for adverse general market and asset-specific environmental conditions,
◦We inquired of Management about the impact of macro-economic events, the pace of decarbonization and the energy transition, and new environmental regulations on the Company’s forecasting of future cash flows, refining margins, future levels of capital expenditure and estimated useful lives,
◦We inspected minutes of the board of directors, the Company’s public statements, operating plans, and market reports to identify any evidence that may contradict management’s assumptions, and
◦We read relevant rules and regulations issued by federal, state, and local regulatory bodies, including staff reports, resolutions, other third-party filings, and other publicly available information to assess future levels of sustained capital expenditure and impact to future refinery throughput.
•With the assistance of Environmental Specialists, we performed a public domain search to assess the impact of environmental regulatory laws on the company’s operations.

Critical Accounting Policy and Estimate – Release of Valuation Allowance Related to Deferred Tax Assets – refer to Notes 2 and 19 to the Consolidated Financial Statements
Critical Audit Matter Description
Deferred taxes are calculated using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers a number of factors in assessing the realization of a deferred tax assets associated with net operating losses, including the reversal of temporary differences, future taxable income, and ongoing prudent and feasible tax-planning strategies. Management also considers the uncertainty posed by the current economic environment and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances.

As a result, Management determined sufficient future taxable income will be generated to permit use of the existing deferred tax assets as of December 31, 2022. The full valuation allowance in the amount of $308.5 million was released during the year to recognize the portion of net operating losses that are more likely than not to be realized.
How the Critical Audit Matter was Addressed in the Audit
•We tested the effectiveness of controls over the release of the valuation allowance and the income tax provision,
•Reviewed and evaluated the income analysis for the twelve-month period ended December 31, 2022, scheduled reversal of deferred tax liabilities and industry trends used to determine the realizability of the deferred tax assets, and
•With the assistance of our tax specialists, we evaluated the reasonableness of the valuation allowance release by assisting in the evaluation of the positive and negative evidence available, the analysis of the realizability of the deferred tax assets and the conclusions reached.

/s/ Deloitte & Touche LLP
Morristown, New Jersey
February 16, 2023

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Inc., the Managing Member of PBF Energy Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Company LLC and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Accounting Policy and Estimate – Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles – refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations, or a determination that it is more likely than not that the carrying amount of an asset or an asset group may not be recoverable, will be sold or retired before its estimated useful life. During 2022, increasing environmental regulation was assessed as a possible triggering event as it relates specifically to our refineries located in California. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures, asset retirement obligations and remaining useful life. Changes in these assumptions could have a significant impact on the carrying amount of long- lived assets. For the year ended December 31, 2022, no impairment loss related to long-lived assets has been recognized.
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
•We compared management’s evaluation of potential impairment indicators to our independent expectation by:
◦We performed searches for adverse general market and asset-specific environmental conditions,
◦We inquired of Management about the impact of macro-economic events, the pace of decarbonization and the energy transition, and new environmental regulations on the Company’s forecasting of future cash flows, refining margins, future levels of capital expenditure and estimated useful lives,
◦We inspected minutes of the board of directors, the Company’s public statements, operating plans, and market reports to identify any evidence that may contradict management’s assumptions, and
◦We read relevant rules and regulations issued by federal, state and local regulatory bodies, including staff reports, resolutions, other third-party filings, and other publicly available information to assess future levels of sustained capital expenditure and impact to future refinery throughput.
•With the assistance of Environmental Specialists, we performed a public domain search to assess the impact of environmental regulatory laws on the company’s operations.

/s/ Deloitte & Touche LLP
Morristown, New Jersey
February 16, 2023

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Morristown, New Jersey
February 16, 2023

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,203.6	$1,341.5
Accounts receivable	1,456.3	1,277.6
Inventories	2,763.6	2,505.1
Prepaid and other current assets	122.8	75.0
Total current assets	6,546.3	5,199.2
Property, plant and equipment, net	5,361.0	4,902.2
Lease right of use assets	679.1	717.1
Deferred charges and other assets, net	962.7	822.9
Total assets	$13,549.1	$11,641.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$854.6	$911.7
Accrued expenses	3,720.8	2,740.4
Deferred revenue	40.6	42.7
Current operating lease liabilities	60.5	64.9
Current debt	524.2	—
Total current liabilities	5,200.7	3,759.7
Long-term debt	1,434.9	4,295.8
Payable to related parties pursuant to Tax Receivable Agreement	338.6	48.3
Deferred tax liabilities	535.4	111.4
Long-term operating lease liabilities	552.7	570.4
Long-term financing lease liabilities	57.9	70.6
Other long-term liabilities	372.9	252.4
Total liabilities	8,493.1	9,108.6
Commitments and contingencies (Note 12)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 129,639,307 shares outstanding at December 31, 2022, 120,319,577 shares outstanding at December 31, 2021	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 13 shares outstanding at December 31, 2022, 15 shares outstanding at December 31, 2021	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2022 and December 31, 2021	—	—
Treasury stock, at cost, 10,937,916 shares outstanding at December 31, 2022 and 6,676,809 shares outstanding at December 31, 2021	(327.0)	(169.1)
Additional paid in capital	3,201.6	2,874.0
Retained earnings (accumulated deficit)	2,056.0	(796.1)
Accumulated other comprehensive income (loss)	(1.5)	17.3
Total PBF Energy Inc. equity	4,929.2	1,926.2
Noncontrolling interest	126.8	606.6
Total equity	5,056.0	2,532.8
Total liabilities and equity	$13,549.1	$11,641.4
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$46,830.3	$27,253.4	$15,115.9
Cost and expenses:
Cost of products and other	39,049.1	23,826.8	14,275.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,599.0	2,085.9	1,918.3
Depreciation and amortization expense	503.6	453.5	551.7
Cost of sales	42,151.7	26,366.2	16,745.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	468.7	247.3	248.5
Depreciation and amortization expense	7.5	13.3	11.3
Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Impairment expense	—	—	98.8
Loss (gain) on sale of assets	0.9	(3.0)	(477.8)
Total cost and expenses	42,677.1	26,656.2	16,532.7
Income (loss) from operations	4,153.2	597.2	(1,416.8)
Other income (expense):
Interest expense, net	(246.0)	(317.5)	(258.2)
Change in Tax Receivable Agreement liability	(290.3)	(48.3)	373.5
Change in fair value of catalyst obligations	(2.0)	8.5	(11.8)
(Loss) gain on extinguishment of debt	(66.1)	79.9	(22.2)
Other non-service components of net periodic benefit cost	8.8	7.8	4.3
Income (loss) before income taxes	3,557.6	327.6	(1,331.2)
Income tax expense	584.8	12.1	2.1
Net income (loss)	2,972.8	315.5	(1,333.3)
Less: net income attributable to noncontrolling interests	96.0	84.5	59.1
Net income (loss) attributable to PBF Energy Inc. stockholders	$2,876.8	$231.0	$(1,392.4)

Weighted-average shares of Class A common stock outstanding
Basic	122,598,076	120,240,009	119,617,998
Diluted	126,860,106	122,638,154	120,660,665
Net income (loss) available to Class A common stock per share:
Basic	$23.47	$1.92	$(11.64)
Diluted	$22.84	$1.90	$(11.64)
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$2,972.8	$315.5	$(1,333.3)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2.5)	(0.7)	(0.1)
Net (loss) gain on pension and other post-retirement benefits	(16.3)	27.1	(0.7)
Total other comprehensive income (loss)	(18.8)	26.4	(0.8)
Comprehensive income (loss)	2,954.0	341.9	(1,334.1)
Less: comprehensive income attributable to noncontrolling interests	96.0	84.5	59.1
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$2,858.0	$257.4	$(1,393.2)
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2020	119,804,971	$0.1	20	$—	$2,812.3	$401.2	$(8.3)	6,424,787	$(165.7)	$545.9	$3,585.5
Comprehensive income (loss)	—	—	—	—	—	(1,392.4)	(0.8)	—	—	59.1	(1,334.1)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(46.8)	(46.8)
Stock-based compensation	—	—	—	—	28.2	—	—	—	—	4.9	33.1
Transactions in connection with stock-based compensation plans	166,685	—	—	—	(1.0)	—	—	—	—	(0.9)	(1.9)
Dividends ($0.30 per common share)	—	—	—	—	—	(35.9)	—	—	—	—	(35.9)
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(2.1)	—	—	—	—	—	(2.1)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	254,647	—	(4)	—	2.3	—	—	—	—	(2.3)	—
Treasury stock purchases	(124,662)	—	—	—	1.6	—	—	124,662	(1.6)	—	—
Other	—	—	—	—	4.9	—	—	—	—	—	4.9
Balance, December 31, 2020	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3
Comprehensive income	—	—	—	—	—	231.0	26.4	—	—	84.5	341.9
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(40.0)	(40.0)
Stock-based compensation	—	—	—	—	23.9	—	—	—	—	5.3	29.2
Transactions in connection with stock-based compensation plans	234,739	—	—	—	(1.1)	—	—	—	—	(1.6)	(2.7)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	110,557	—	(1)	—	0.4	—	—	—	—	(0.4)	—
Treasury stock purchases	(127,360)	—	—	—	1.8	—	—	127,360	(1.8)	—	—
Other	—	—	—	—	2.8	—	—	—	—	(0.7)	2.1
Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8
Comprehensive income (loss)	—	—	—	—	—	2,876.8	(18.8)	—	—	96.0	2,954.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(8.6)	(8.6)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(40.3)	(40.3)
Stock-based compensation	—	—	—	—	33.2	—	—	—	—	10.2	43.4
Transactions in connection with stock-based compensation plans	4,680,161	—	—	—	86.5	—	—	—	—	(18.7)	67.8
Dividends ($0.20 per common share)	—	—	—	—	—	(24.7)	—	—	—	—	(24.7)
Effects of changes in PBF Logistics ownership interests on deferred tax assets and liabilities	—	—	—	—	(9.7)	—	—	—	—	—	(9.7)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	35,992	—	(2)	—	0.1	—	—	—	—	(0.1)	—
PBFX Merger Transaction	8,864,684	—	—	—	216.0	—	—	—	—	(519.7)	(303.7)
Treasury stock purchases	(4,261,107)	—	—	—	1.5	—	—	4,261,107	(157.9)	—	(156.4)
Other	—	—	—	—	—	—	—	—	—	1.4	1.4
Balance, December 31, 2022	129,639,307	$0.1	13	$—	$3,201.6	$2,056.0	$(1.5)	10,937,916	$(327.0)	$126.8	$5,056.0

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,972.8	$315.5	$(1,333.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	533.9	483.8	581.1
Impairment expense	—	—	98.8
Stock-based compensation	54.3	35.6	34.2
Change in fair value of catalyst obligations	2.0	(8.5)	11.8
Deferred income taxes	420.2	11.7	1.6
Change in Tax Receivable Agreement liability	290.3	48.3	(373.5)
Non-cash change in inventory repurchase obligations	(5.4)	(8.4)	(12.6)
Non-cash lower of cost or market inventory adjustment	—	(669.6)	268.0
Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Loss (gain) on extinguishment of debt	66.1	(79.9)	22.2
Pension and other post-retirement benefit costs	47.6	50.8	55.7
Loss (gain) on sale of assets	0.9	(3.0)	(477.8)

Changes in operating assets and liabilities:
Accounts receivable	(178.8)	(764.7)	322.1
Inventories	(258.5)	(149.3)	392.2
Prepaid and other current assets	(5.4)	(16.2)	(1.8)
Accounts payable	(95.7)	480.7	(206.6)
Accrued expenses	881.0	797.9	116.0
Deferred revenue	(2.1)	(4.5)	27.1
Other assets and liabilities	0.5	(75.3)	(63.1)
Net cash provided by (used in) operating activities	$4,772.0	$477.3	$(631.6)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(633.3)	(249.1)	(196.2)
Expenditures for deferred turnaround costs	(311.6)	(117.7)	(188.1)
Expenditures for other assets	(66.0)	(28.9)	(9.1)
Acquisition of Martinez refinery	—	—	(1,176.2)
Proceeds from sale of assets	—	7.2	543.1
Net cash used in investing activities	$(1,010.9)	$(388.5)	$(1,026.5)
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2022	2021	2020
PBFX Merger Transaction payment	(303.7)	—	—
Dividend payments	(24.7)	—	(35.9)
Distributions to PBFX Public Unitholders	(40.3)	(39.0)	(45.9)
Distributions to PBF Energy Company LLC members other than PBF Energy	(8.6)	—	(0.4)
Distribution to T&M and Collins shareholders	—	(0.7)	—
Proceeds from 2025 9.25% Senior Secured Notes	—	—	1,250.6
Proceeds from 2028 6.00% Senior Notes	—	—	1,000.0
Repurchase of 2028 6.00% Senior Notes	(21.1)	(109.3)	—
Repurchase of 2025 7.25% Senior Notes	(4.8)	(37.5)	—
Redemption of 2023 7.00% Senior Notes	—	—	(517.5)
Redemption of 2025 9.25% Senior Secured Notes	(1,307.4)	—	—
Proceeds from revolver borrowings	400.0	—	1,450.0
Repayments of revolver borrowings	(1,300.0)	—	(550.0)
Proceeds from PBFX revolver borrowings	—	—	100.0
Repayments of PBFX revolver borrowings	(100.0)	(100.0)	(183.0)
Repayments of PBF Rail Term Loan	—	(7.4)	(7.2)
Settlements of precious metal catalyst obligations	(56.2)	(31.7)	(8.8)
Proceeds from catalyst financing arrangements	—	—	51.9
Payments on financing leases	(11.3)	(17.8)	(12.4)
Proceeds from insurance premium financing	2.1	—	—
Transactions in connection with stock-based compensation plans, net	67.8	(4.6)	(2.1)
Payments of contingent consideration	(3.1)	(12.2)	—
Share repurchase of PBF Energy’s Class A common stock	(156.4)	—	(1.6)
Deferred financing costs and other	(31.3)	3.4	(35.0)
Net cash (used in) provided by financing activities	$(2,899.0)	$(356.8)	$2,452.7

Net change in cash and cash equivalents	862.1	(268.0)	794.6
Cash and cash equivalents, beginning of period	1,341.5	1,609.5	814.9
Cash and cash equivalents, end of period	$2,203.6	$1,341.5	$1,609.5

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$166.1	$104.0	$32.1
Assets acquired or remeasured under operating and financing leases	54.7	(106.6)	702.0
Fair value of the Martinez Contingent Consideration at acquisition	—	—	77.3
Cash paid during year for:
Interest, net of capitalized interest of $25.0, $9.1 and $12.6 in 2022, 2021 and 2020, respectively	$249.7	$307.0	$206.9
Income taxes	148.9	5.7	2.1
See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit and per unit data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,201.8	$1,339.8
Accounts receivable	1,456.3	1,277.6
Inventories	2,763.6	2,505.1
Prepaid and other current assets	122.8	75.0
Total current assets	6,544.5	5,197.5
Property, plant and equipment, net	5,361.0	4,902.2
Lease right of use assets	679.1	717.1
Deferred charges and other assets, net	962.7	822.9
Total assets	$13,547.3	$11,639.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$853.4	$911.7
Accrued expenses	3,768.3	2,792.6
Deferred revenue	40.6	42.7
Current operating lease liabilities	60.5	64.9
Current debt	524.2	—
Total current liabilities	5,247.0	3,811.9
Long-term debt	1,434.9	4,295.8
Affiliate note payable	1,445.7	375.2
Deferred tax liabilities	21.0	24.2
Long-term operating lease liabilities	552.7	570.4
Long-term financing lease liabilities	57.9	70.6
Other long-term liabilities	372.9	252.4
Total liabilities	9,132.1	9,400.5
Commitments and contingencies (Note 12)
Equity:
Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 910,457 and 927,990 issued and outstanding at December 31, 2022 and 2021, no par or stated value	17.4	17.6
Series C Units, 129,660,538 and 120,340,808 issued and outstanding at December 31, 2022 and 2021, no par or stated value	2,491.9	2,245.0
Treasury stock, at cost	(327.0)	(169.1)
Retained earnings (accumulated deficit)	2,220.0	(390.9)
Accumulated other comprehensive income (loss)	(4.4)	20.3
Total PBF Energy Company LLC equity	4,397.9	1,722.9
Noncontrolling interest	12.2	511.2
Total equity	4,410.1	2,234.1
Total liabilities, Series B units and equity	$13,547.3	$11,639.7

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues	$46,830.3	$27,253.4	$15,115.9
Cost and expenses:
Cost of products and other	39,049.1	23,826.8	14,275.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,599.0	2,085.9	1,918.3
Depreciation and amortization expense	503.6	453.5	551.7
Cost of sales	42,151.7	26,366.2	16,745.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	466.6	245.2	247.7
Depreciation and amortization expense	7.5	13.3	11.3
Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Impairment expense	—	—	98.8
Loss (gain) on sale of assets	0.9	(3.0)	(477.8)
Total cost and expenses	42,675.0	26,654.1	16,531.9
Income (loss) from operations	4,155.3	599.3	(1,416.0)
Other income (expense):
Interest expense, net	(257.2)	(327.8)	(268.5)
Change in fair value of catalyst obligations	(2.0)	8.5	(11.8)
(Loss) gain on extinguishment of debt	(66.1)	79.9	(22.2)
Other non-service components of net periodic benefit cost	8.8	7.8	4.3
Income (loss) before income taxes	3,838.8	367.7	(1,714.2)
Income tax expense (benefit)	4.6	(14.0)	6.1
Net income (loss)	3,834.2	381.7	(1,720.3)
Less: net income attributable to noncontrolling interests	68.1	82.1	76.2
Net income (loss) attributable to PBF Energy Company LLC	$3,766.1	$299.6	$(1,796.5)

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$3,834.2	$381.7	$(1,720.3)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2.5)	(0.7)	(0.1)
Net (loss) gain on pension and other post-retirement benefits	(22.2)	27.1	3.7
Total other comprehensive income (loss)	(24.7)	26.4	3.6
Comprehensive income (loss)	3,809.5	408.1	(1,716.7)
Less: comprehensive income attributable to noncontrolling interests	68.1	82.1	76.2
Comprehensive income (loss) attributable to PBF Energy Company LLC	$3,741.4	$326.0	$(1,792.9)

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, January 1, 2020	1,215,317	$20.0	119,826,202	$2,189.4	$(9.7)	$1,142.4	$432.7	$(165.7)	$3,609.1
Comprehensive income (loss)	—	—	—	—	3.6	(1,796.5)	76.2	—	(1,716.7)
Exchange of Series A units for PBF Energy Class A common stock	(254,647)	(2.3)	254,647	2.3	—	—	—	—	—
Distribution to members	—	—	—	—	—	(36.3)	(46.8)	—	(83.1)
Stock-based compensation	—	—	—	28.2	—	—	4.9	—	33.1
Transactions in connection with stock-based compensation plans	9,977	(0.1)	166,685	(1.2)	—	—	—	—	(1.3)
Treasury stock purchases	—	—	(124,662)	1.6	—	—	—	(1.6)	—
Other	—	—	—	—	—	(0.1)	(0.9)	—	(1.0)
Balance, December 31, 2020	970,647	$17.6	120,122,872	$2,220.3	$(6.1)	$(690.5)	$466.1	$(167.3)	$1,840.1
Comprehensive income	—	—	—	—	26.4	299.6	82.1	—	408.1
Exchange of Series A units for PBF Energy Class A common stock	(110,557)	(0.4)	110,557	0.4	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	—	23.9	—	—	5.3	—	29.2
Transactions in connection with stock-based compensation plans	67,900	0.4	234,739	(1.4)	—	—	(1.6)	—	(2.6)
Treasury stock purchases	—	—	(127,360)	1.8	—	—	—	(1.8)	—
Other	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, December 31, 2021	927,990	$17.6	120,340,808	$2,245.0	$20.3	$(390.9)	$511.2	$(169.1)	$2,234.1

Comprehensive income (loss)	—	—	—	—	(24.7)	3,766.1	68.1	—	3,809.5
Exchange of Series A units for PBF Energy Class A common stock	(35,992)	(0.2)	35,992	0.2	—	—	—	—	—
Distribution to members	—	—	—	—	—	(1,155.2)	(40.3)	—	(1,195.5)
PBFX Merger Transaction	—	—	8,864,684	216.0	—	—	(519.7)	—	(303.7)
Stock-based compensation	—	—	—	33.2	—	—	10.2	—	43.4
Transactions in connection with stock-based compensation plans	18,459	—	4,680,161	(4.0)	—	—	(18.7)	—	(22.7)
Treasury stock purchases	—	—	(4,261,107)	1.5	—	—	—	(157.9)	(156.4)
Other	—	—	—	—	—	—	1.4	—	1.4
Balance, December 31, 2022	910,457	$17.4	129,660,538	$2,491.9	$(4.4)	$2,220.0	$12.2	$(327.0)	$4,410.1

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,834.2	$381.7	$(1,720.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	533.9	483.8	581.1
Impairment expense	—	—	98.8
Stock-based compensation	54.3	35.6	34.2
Change in fair value of catalyst obligations	2.0	(8.5)	11.8
Deferred income taxes	(3.2)	(14.5)	7.3
Non-cash change in inventory repurchase obligations	(5.4)	(8.4)	(12.6)
Non-cash lower of cost or market inventory adjustment	—	(669.6)	268.0
Change in fair value of contingent consideration, net	48.3	32.4	(93.7)
Loss (gain) on extinguishment of debt	66.1	(79.9)	22.2
Pension and other post-retirement benefit costs	47.6	50.8	55.7
Loss (gain) on sale of assets	0.9	(3.0)	(477.8)

Changes in operating assets and liabilities:
Accounts receivable	(178.8)	(764.7)	321.0
Inventories	(258.5)	(149.3)	392.2
Prepaid and other current assets	(5.4)	(16.2)	(1.8)
Accounts payable	(96.9)	480.7	(206.6)
Accrued expenses	876.2	810.6	124.9
Deferred revenue	(2.1)	(4.5)	27.1
Other assets and liabilities	0.6	(75.3)	(63.7)
Net cash provided by (used in) operating activities	$4,913.8	$481.7	$(632.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(633.3)	(249.1)	(196.2)
Expenditures for deferred turnaround costs	(311.6)	(117.7)	(188.1)
Expenditures for other assets	(66.0)	(28.9)	(9.1)
Acquisition of Martinez refinery	—	—	(1,176.2)
Proceeds from sale of assets	—	7.2	543.1
Net cash used in investing activities	$(1,010.9)	$(388.5)	$(1,026.5)
See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2022	2021	2020
PBFX Merger Transaction payment	$(303.7)	$—	$—
Distributions to PBF Energy Company LLC members	(1,155.2)	—	(36.3)
Distributions to PBFX Public Unitholders	(40.3)	(39.0)	(45.9)
Distribution to T&M and Collins shareholders	—	(0.7)	—
Proceeds from 2025 9.25% Senior Secured Notes	—	—	1,250.6
Proceeds from 2028 6.00% Senior Notes	—	—	1,000.0
Repurchase of 2028 6.00% Senior Notes	(21.1)	(109.3)	—
Repurchase of 2025 7.25% Senior Notes	(4.8)	(37.5)	—
Redemption of 2023 7.00% Senior Notes	—	—	(517.5)
Redemption of 2025 9.25% Senior Secured Notes	(1,307.4)	—	—
Proceeds from revolver borrowings	400.0	—	1,450.0
Repayments of revolver borrowings	(1,300.0)	—	(550.0)
Proceeds from PBFX revolver borrowings	—	—	100.0
Repayments of PBFX revolver borrowings	(100.0)	(100.0)	(183.0)
Repayments of PBF Rail Term Loan	—	(7.4)	(7.2)
Affiliate note payable with PBF Energy Inc.	1,070.5	(1.1)	(0.1)
Settlement of precious metal catalyst obligations	(56.2)	(31.7)	(8.8)
Proceeds from catalyst financing arrangements	—	—	51.9
Payments on financing leases	(11.3)	(17.8)	(12.4)
Transactions in connection with stock-based compensation plans, net	(22.7)	(2.9)	(2.1)
Payments of contingent consideration	(3.1)	(12.2)	—
Purchases of treasury stock	(156.4)	—	(1.6)
Proceeds from insurance premium financing	2.1	—	—
Deferred financing costs and other	(31.3)	(1.1)	(35.3)
Net cash (used in) provided by financing activities	$(3,040.9)	$(360.7)	$2,452.3

Net change in cash and cash equivalents	862.0	(267.5)	793.6
Cash and cash equivalents, beginning of period	1,339.8	1,607.3	813.7
Cash and cash equivalents, end of period	$2,201.8	$1,339.8	$1,607.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$166.1	$104.0	$32.1
Assets acquired or remeasured under operating and financing leases	54.7	(106.6)	702.0
Fair value of the Martinez Contingent Consideration at acquisition	—	—	77.3
Cash paid during year for:
Interest, net of capitalized interest of $25.0, $9.1 and $12.6 in 2022, 2021 and 2020, respectively	$249.7	$307.0	$206.9
Income taxes	6.2	2.1	1.0

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
PBF Energy holds a 99.3% economic interest in PBF LLC as of December 31, 2022 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.
Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of the Notes to Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable segments: Refining and Logistics. The Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products and represent the Refining segment. PBF Logistics LP (“PBFX”) operates logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. The Logistics segment consists solely of PBFX’s operations.
Merger Transaction
On July 27, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly-owned subsidiary of PBF LLC (“PBFX Holdings”), Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC, PBFX, and PBF Logistics GP LLC (“PBFX GP”) entered into a definitive agreement (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC announced their intention to acquire all of the publicly held common units in PBFX representing limited partner interests in the MLP not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates on the closing date of the transaction (the “Merger Transaction”). The Merger Transaction closed on November 30, 2022 and PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
At the effective time of the closing of the Merger Transaction, pursuant to the terms of the Merger Agreement, each PBFX Public Common Unit was converted into the right to receive: (i) 0.27 of a share of Class A Common Stock, par value $0.001 per share, of PBF Energy, (ii) $9.25 in cash, without interest, and (iii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 PBF Energy common shares. The PBFX Common Units owned by PBF LLC and PBFX Holdings and the non-economic general partner interest remain outstanding and were unaffected by the Merger Transaction. There was no change in ownership of the non-economic general partner interest.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Merger Transaction was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Because the Company controlled PBFX both before and after the Merger Transaction, the changes in the Company’s ownership interest in PBFX resulting from the Merger Transaction was accounted for as an equity transaction, and no gain or loss was recognized in the Company’s Consolidated Statements of Operations. In addition, the tax effects of the Merger Transaction were recorded as adjustments to other assets, deferred income taxes and additional paid-in capital consistent with ASC 740, Income Taxes (“ASC 740”).

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
Concentrations of Credit Risk
For the years ended December 31, 2022 and December 31, 2021, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 14% and 15%, respectively).
As of December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 19% and 26%, respectively).
Revenue Recognition
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 18 - Revenues” for further discussion of the Company’s revenue recognition policy.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the renewable fuel standard implemented by Environmental Protection Agency (“EPA”), which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “RFS”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
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
PBF Energy grants performance share unit awards and performance unit awards to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle with four measurement periods and performance awards granted to employees after November 1, 2020 are based on a three-year performance cycle having a single measurement period. The payout for each, which ranges from zero to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share unit awards and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share unit awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”), which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $191.4 million as of December 31, 2022.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Federal tax returns for all years since 2019 and state tax returns for all years since 2018 (see “Note 19 - Income Taxes”) are subject to examination by the respective tax authorities.
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
Pension and Other Post-Retirement Benefits
The Company recognizes an asset for the overfunded status or a liability for the underfunded status of its pension and post-retirement benefit plans. The funded status is recorded within Other long-term liabilities or Other non-current assets. Changes in the plans’ funded status are recognized in other comprehensive income in the period the change occurs.
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
All derivative instruments, not designated as normal purchases or sales, are recorded in the Consolidated Balance Sheets as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in earnings. Contracts qualifying for the normal purchase and sales exemption are accounted for upon settlement. Cash flows related to derivative instruments that are not designated or do not qualify for hedge accounting treatment are included in operating activities.
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
Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives, determination of the fair value of derivatives, documentation of hedge relationships, assessment and measurement of hedge ineffectiveness and election and designation of the normal purchases and sales exemption. All of these judgments, depending upon their timing and effect, can have a significant impact on the Company’s earnings.
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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2022 or December 31, 2021.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

December 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,195.2	$140.9	$1,336.1
Refined products and blendstocks	1,244.7	40.9	1,285.6
Warehouse stock and other	141.9	—	141.9
	$2,581.8	$181.8	$2,763.6
Lower of cost or market adjustment	—	—	—
Total inventories	$2,581.8	$181.8	$2,763.6

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1

On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (“Chalmette Refining”) (collectively, the “PBF Entities”), entered into a third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement, as defined in “Note 8 - Credit Facilities and Debt”.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value. There was no lower of cost or market (“LCM”) inventory reserve at December 31, 2022. During the year ended December 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no LCM inventory reserve at December 31, 2021 compared to an LCM inventory reserve of $669.6 million at December 31, 2020.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a pre-tax charge related to a LIFO layer decrement of $83.0 million in the Refining segment during the year ended December 31, 2020. There were no significant decrements recorded during the years ended December 31, 2022 or December 31, 2021. The majority of the decrement recorded in 2020 related to the Company’s East Coast LIFO inventory layer and the reduction in the Company’s East Coast inventory experienced as part of the East Coast Refining Reconfiguration (as defined in “Note 5 - Property, Plant and Equipment, net”) and our decision to operate our two refineries on the east coast as one functional unit.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Land	$533.6	$533.6
Processing units, pipelines and equipment	5,352.8	5,166.1
Buildings and leasehold improvements	128.7	128.1
Computers, furniture and fixtures	184.4	176.8
Construction in progress	830.8	331.1
	7,030.3	6,335.7
Less—Accumulated depreciation	(1,669.3)	(1,433.5)
Total property, plant and equipment, net	$5,361.0	$4,902.2
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $236.5 million, $229.6 million and $223.0 million, respectively. The Company capitalized $25.0 million and $9.1 million in interest during 2022 and 2021, respectively, in connection with construction in progress.
East Coast Refining Reconfiguration
On December 31, 2020, the Company reconfigured the Delaware City and Paulsboro refineries (the “East Coast Refining Reconfiguration”) temporarily idling certain of its major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit referred to as the “East Coast Refining System”. The reconfiguration process resulted in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. The Company abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million and a corresponding decrease to its construction in progress account in 2020.
Capital Project Abandonments
During 2020, in connection with the Company’s strategic response plan to deal with the COVID-19 pandemic and its East Coast Refining Reconfiguration, it assessed its refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this assessment and the Company’s strategic plan to reduce capital expenditures, it decided to abandon various capital projects across the refinery system, resulting in an impairment charge of approximately $79.9 million in 2020.
Sale of Hydrogen Plants
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement which was followed by the execution of long-term supply agreements in August 2020. Refer to “Note 13 - Leases” for further information.
Torrance Land Sales
On December 30, 2020, the Company closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $8.1 million in 2020 included within Gain on sale of assets in the Consolidated Statements of Operations.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Deferred turnaround costs, net	$619.5	$537.0
Catalyst, net (a)	199.7	166.8
Environmental credits	41.4	41.3
Linefill	27.4	27.4
Pension plan assets	18.6	20.7
Other	56.1	29.7
Total deferred charges and other assets, net	$962.7	$822.9
(a) Catalyst, net includes $117.0 million and $113.0 million of indefinite-lived precious metal catalysts (both owned or financed as part of existing catalyst financing arrangements) as of December 31, 2022 and December 31, 2021, respectively.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $262.0 million, $221.1 million and $325.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included in the year 2020 amortization expense is approximately $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Intangible assets - net, included in “Other” above, primarily consists of customer relationships, permits and emission credits. Our net balance as of December 31, 2022 and December 31, 2021 is shown below:

(in millions)	December 31, 2022	December 31, 2021
Intangible assets - gross	$25.5	$25.5
Accumulated amortization	(16.4)	(15.9)
Intangible assets - net	$9.1	$9.6

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	December 31, 2022	December 31, 2021
Inventory-related accruals	$1,417.4	$959.9
Renewable energy credit and emissions obligations (a)	1,361.1	953.9
Accrued salaries and benefits	173.1	59.5
Accrued transportation costs	127.3	91.0
Excise and sales tax payable	123.6	112.7
Accrued utilities	105.4	73.0
Inventory intermediation agreement (b)	98.3	280.1
Accrued capital expenditures	86.3	62.8
Contingent consideration	81.6	2.9
Accrued refinery maintenance and support costs	48.1	55.8
Accrued interest	24.9	37.7
Accrued income tax payable	16.5	—
Environmental liabilities	14.9	14.9
Current finance lease liabilities	11.7	11.1
Other	30.6	25.1
Total accrued expenses	$3,720.8	$2,740.4

PBF LLC (in millions)	December 31, 2022	December 31, 2021
Inventory-related accruals	$1,417.4	$959.9
Renewable energy credit and emissions obligations (a)	1,361.1	953.9
Accrued salaries and benefits	173.1	59.5
Accrued transportation costs	127.3	91.0
Excise and sales tax payable	123.6	112.7
Accrued utilities	105.4	73.0
Inventory intermediation agreement (b)	98.3	280.1
Accrued capital expenditures	86.3	62.8
Accrued interest	84.2	86.0
Contingent consideration	81.6	2.9
Accrued refinery maintenance and support costs	48.1	55.8
Environmental liabilities	14.9	14.9
Current finance lease liabilities	11.7	11.1
Accrued income tax payable	5.2	—
Other	30.1	29.0
Total accrued expenses	$3,768.3	$2,792.6

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) The Company is subject to obligations to purchase RINs required to comply with the RFS. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of December 31, 2022, the Company had entered into approximately $899.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the Third Inventory Intermediation Agreement. As of December 31, 2022 and December 31, 2021, a liability is recognized based on the repurchase obligation under the Third Inventory Intermediation Agreement for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

8. CREDIT FACILITIES AND DEBT
Long-term debt outstanding consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
2025 Senior Secured Notes	$—	$1,250.0
2028 Senior Notes	801.6	826.5
2025 Senior Notes	664.5	669.5
PBFX 2023 Senior Notes	525.0	525.0
Revolving Credit Facility	—	900.0
PBFX Revolving Credit Facility	—	100.0
Catalyst financing arrangements	4.0	58.4
	1,995.1	4,329.4
Less—Current debt	(524.2)	—
Unamortized premium	0.2	1.4
Unamortized deferred financing costs	(36.2)	(35.0)
Long-term debt	$1,434.9	$4,295.8
As of December 31, 2022, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

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
On December 21, 2020 PBF Holding issued an additional $250.0 million in aggregate principal amount of tack on 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes”). The additional 2025 senior secured notes were issued at an offering price of 100.25% plus accrued and unpaid interest from and including, November 15, 2020. The additional 2025 Senior Secured Notes were issued under the indenture governing the initial 2025 Senior Secured Notes and, together with the additional 2025 Senior Secured Notes, the (“2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes were treated as a single series with the initial 2025 Senior Secured Notes and had the same terms except that a portion of the additional 2025 Senior Secured Notes were issued initially under a new temporary CUSIP number to be used during the 40-day distribution compliance period. The Issuers received net proceeds of approximately $245.7 million from the offering after deducting the initial purchasers’ discount and offering expenses.
The 2025 Senior Secured Notes were guaranteed on a senior secured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees were senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing the PBF Holding asset-based revolving credit facility (the “Revolving Credit Facility”)), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees were senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes) and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Secured Notes and guarantees ranked effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees were effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees were structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contained customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants included limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants were to cease to apply or were to be modified if the 2025 Senior Secured Notes were rated investment grade.
During 2022, the Company exercised its rights under the indenture governing the 2025 Senior Secured Notes to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations.
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 6.00% 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the acquisition of the Martinez refinery and related logistics assets (the “Martinez Acquisition”). The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as loss on extinguishment of debt in the Consolidated Statements of Operations.
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
The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including the Revolving Credit Facility, the 2025 Senior Notes and the 2025 Senior Secured Notes. The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 Senior Notes are rated investment grade.
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
During 2022, the Company made a number of open market repurchases of its 2028 Senior Notes that resulted in the extinguishment of $24.9 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes, excluding accrued interest, totaled $21.1 million and the Company recognized a $3.6 million gain on the extinguishment of debt during the year ended December 31, 2022.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2021, the Company made a number of open market repurchases of its 2028 Senior Notes that resulted in the extinguishment of $173.5 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes, excluding accrued interest, totaled $109.3 million and the Company recognized a $62.4 million gain on the extinguishment of debt during the year ended December 31, 2022.
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
During 2022, the Company made a number of open market repurchases of its 2025 Senior Notes that resulted in the extinguishment of $5.0 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2025 Senior Notes, excluding accrued interest, totaled $4.8 million and the Company recognized a $0.2 million gain on the extinguishment of debt during the year ended December 31, 2022.
During 2021, the Company made a number of open market repurchases of its 2025 Senior Notes that resulted in the extinguishment of $55.5 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2025 Senior Notes, excluding accrued interest, totaled $37.5 million and the Company recognized a $17.5 million gain on the extinguishment of debt during the year ended December 31, 2022.

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
The PBFX 2023 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on PBFX’s and its restricted subsidiaries’ ability to, among other things: (i) make investments; (ii) incur additional indebtedness or issue preferred units; (iii) pay dividends or make distributions on units or redeem or repurchase its subordinated debt; (iv) create liens; (v) incur dividend or other payment restrictions affecting subsidiaries; (vi) sell assets; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.
PBFX has optional redemption rights to repurchase all or a portion of the PBFX 2023 Senior Notes at varying prices which are no less than 100% of the principal amount, plus accrued and unpaid interest. The holders of the PBFX 2023 Senior Notes have repurchase options exercisable only upon a change in control, certain asset dispositions, or in event of default as defined in the indenture.
The PBFX 2023 Senior Notes were redeemed on February 2, 2023 and are classified as Current debt as of December 31, 2022, within the Company’s Consolidated Balance Sheet. Refer to “Note 24 - Subsequent Events” for further information.

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
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022. Outstanding borrowings as of December 31, 2021 was $900.0 million. Issued letters of credit were $576.1 million and $380.1 million as of December 31, 2022 and 2021, respectively.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PBFX Revolving Credit Agreement contains events of default customary for transactions of their nature, including, but not limited to (and subject to any applicable grace periods when applicable), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX Revolving Credit Agreement or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBFX GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the PBFX Revolving Credit Agreement, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the PBFX Revolving Credit Agreement and related documentation or applicable law.
The PBFX Revolving Credit Facility may be repaid, from time-to-time, without penalty. There were no outstanding borrowings under the PBFX Revolving Credit Facility as of December 31, 2022. Outstanding letters of credit as of December 31, 2022 were $3.5 million. At December 31, 2021, there were $100.0 million of borrowings and $3.5 million of letters of credit outstanding under the PBFX Revolving Credit Facility. PBFX made net repayments of $100.0 million during the year ended December 31, 2022.
Precious Metal Catalyst Financing Arrangements
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metal catalysts to a major commercial bank and subsequently refinanced the precious metal catalysts under contractual arrangements. The volume of the precious metal catalysts and the interest rate are fixed over the term of each financing arrangement. At maturity, the Company must repurchase the applicable precious metal catalysts, or otherwise settle its obligation with the counterparty, at its then fair market value. The Company believes that there is a market for precious metal catalysts and that it will attempt to release such catalysts at maturity. The Company treated these transactions as financing arrangements, and the related payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying precious metal catalysts. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details of the catalyst financing arrangements at each of the Company’s refineries as of December 31, 2022 are included in the following table:

Refinery	Metal	Annual interest rate	Expiration date(1)
Delaware City	Palladium	4.60%	September 2023
__________________
(1) This catalyst financing arrangement is included in Long-term debt as of December 31, 2022 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst financing arrangement is not renewed at maturity.
In total, aggregate annual catalyst financing fees were approximately $0.2 million and $2.0 million as of December 31, 2022 and 2021, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,
2023	$529.0
2024	—
2025	664.5
2026	—
2027	—
Thereafter	801.6
Total debt outstanding	$1,995.1

9. AFFILIATE NOTE PAYABLE - PBF LLC
As of December 31, 2022 and December 31, 2021, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $1,445.7 million and $375.2 million, respectively. The note payable has a maturity date of April 2030, an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.
10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Environmental liabilities	$142.8	$142.1
Defined benefit pension plan liabilities	82.8	47.0
Contingent consideration	65.7	29.4
Deferred Compensation	50.5	—
Post-retirement medical plan liabilities	13.9	18.2
Early railcar return liability	1.9	6.0
Other	15.3	9.7
Total other long-term liabilities	$372.9	$252.4
11. RELATED PARTY TRANSACTIONS
Pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A common stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ended December 31, 2022, 2021 or 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842, Leases and disclosed in “Note 13 - Leases”, the Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen, nitrogen, oxygen, chemical and steam for certain of its refineries. The Company made purchases of $112.2 million, $76.0 million and $69.0 million under these supply agreements for the years ended December 31, 2022, 2021 and 2020, respectively.
The fixed and determinable amounts related to obligations under these agreements are as follows (in millions):

Year Ending December 31,
2023	$52.4
2024	25.3
2025	21.7
2026	21.7
2027	21.7
Thereafter	186.2
Total obligations	$329.0
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $117.0 million as of December 31, 2022 ($118.5 million as of December 31, 2021) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Consolidated Balance Sheets was $157.7 million and $157.0 million at December 31, 2022 and December 31, 2021, respectively, of which $142.8 million and $142.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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
The Company is required to comply with the RFS. Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not currently produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 3, 2022, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2020, 2021 and 2022. On December 1, 2022, EPA proposed volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
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
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements when necessary. The Company may implement capital projects to reduce the amount of benzene credits that the Company needs to purchase. In additions, the RFS mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement dated June 11, 2019 includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Equilon Enterprises LLC d/b/a Shell Oil Products US based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $147.3 million as of December 31, 2022 (of which $81.6 million is included within Accrued expenses) and $29.4 million as of December 31, 2021 (all of which was included within Other long-term liabilities) on the Company’s Consolidated Balance Sheets.
In connection with the acquisition of CPI Operations LLC, the purchase and sale agreement between PBFX and Crown Point International LLC (“Crown Point”) included an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of certain of the acquired idled assets (the “PBFX Contingent Consideration”). PBFX and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The final PBFX Contingent Consideration settlement payment was made in October 2022; as such, there is no longer a PBFX Contingent Consideration balance as of December 31, 2022. The PBFX Contingent Consideration recorded as of December 31, 2021 was $2.9 million, and was included within “Accrued expenses” on the Company’s Consolidated Balance Sheets.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of December 31, 2022 (99.2% as of December 31, 2021). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and December 31, 2021, the Company recognized liabilities of $338.6 million and $48.3 million related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with ASC 740. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 19 - Income Taxes” for more details.

13. LEASES
Lease Position as of December 31, 2022 and December 31, 2021
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

(in millions)	Classification on the Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Lease right of use assets	$611.7	$636.0
Finance lease assets	Lease right of use assets	67.4	81.1
Total lease right of use assets		$679.1	$717.1

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$60.5	$64.9
Finance lease liabilities	Accrued expenses	11.7	11.1
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	552.7	570.4
Finance lease liabilities	Long-term financing lease liabilities	57.9	70.6
Total lease liabilities		$682.8	$717.0
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2022 and December 31, 2021:

Lease Costs (in millions)	December 31, 2022	December 31, 2021
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$12.6	$16.1
Interest on lease liabilities	5.3	4.6
Operating lease costs	171.8	170.2
Short-term lease costs	88.0	59.3
Variable lease costs	8.1	10.2
Total lease costs	$285.8	$260.4

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets and corresponding operating lease liabilities of approximately $504.0 million. There were no net gains or losses on any sale-leaseback transactions for the year ended December 31, 2022.
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2022 and December 31, 2021 (in millions):

	Year Ended December 31, 2022
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$169.6	$168.8
Operating cash flows for finance leases	5.3	4.6
Financing cash flows for finance leases	11.3	17.8
Supplemental non-cash quantification of assets acquired or remeasured under operating and financing leases	54.7	(106.6)
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2022:

Weighted average remaining lease term - operating leases	12.9 years
Weighted average remaining lease term - finance leases	5.6 years

Weighted average discount rate - operating leases	15.6%
Weighted average discount rate - finance leases	7.2%

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2023	$16.1	$147.2
2024	15.5	128.3
2025	13.9	106.6
2026	13.6	100.0
2027	13.6	93.5
Thereafter	11.5	784.8
Total minimum lease payments	84.2	1,360.4
Less: effect of discounting	14.6	747.2
Present value of future minimum lease payments	69.6	613.2
Less: current obligations under leases	11.7	60.5
Long-term lease obligations	$57.9	$552.7
As of December 31, 2022, the Company has entered into certain leases that have not yet commenced. Such leases include a 2-year lease for an oil tanker, with future lease payments estimated to total approximately $48.9 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
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
Treasury Stock
On December 12, 2022, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). For the period of time from the inception of the Repurchase Program through December 31, 2022, the Company purchased 4,192,555 shares for $156.4 million, inclusive of commissions paid. The Repurchase Program will expire in December 2024. The Company may make additional share repurchases in the future.
These repurchases were made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which have been effected through Rule 10b5-1 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company was not obligated to purchase any shares under the Repurchase Program, and repurchases might have been suspended or discontinued at any time without prior notice.
The Company records PBF Energy Class A common stock surrendered to cover income tax withholdings for certain directors and employees and others pursuant to the vesting of certain awards under the Company’s equity-based compensation plans as treasury shares.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% and 99.2% as of December 31, 2022 and 2021, respectively.
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
The noncontrolling interest ownership percentages in PBF LLC as of the completion dates of each of the equity offerings and as of the years ended December 31, 2022, 2021 and 2020 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
December 31, 2020	970,647	120,101,641	121,072,288
	0.8%	99.2%	100.0%
December 31, 2021	927,990	120,319,577	121,247,567
	0.8%	99.2%	100.0%
December 31, 2022	910,457	129,639,307	130,549,764
	0.7%	99.3%	100.0%
Noncontrolling Interest in PBFX
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX. Prior to the Merger Transaction, the Company recorded a noncontrolling interest for the economic interest in PBFX held by the public common unitholders. Following the Merger Transaction, noncontrolling interest on the Consolidated Statements of Operations includes the portion of net income or loss attributable to the economic interest in PBFX held by the public common unitholders of PBFX other than PBF Energy (through its ownership in PBF LLC) as of November 30, 2022, and noncontrolling interest on the Consolidated Balance Sheets was eliminated.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The noncontrolling interest ownership percentages in PBFX as of November 30, 2022, November 29, 2022 and the years ended December 31, 2021 and 2020 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2020	32,411,207	29,953,631	62,364,838
	52.0%	48.0%	100.0%
December 31, 2021	32,621,013	29,953,631	62,574,644
	52.1%	47.9%	100.0%
November 29, 2022 - Pre PBFX Merger Transaction	32,832,175	29,953,631	62,785,806
	52.3%	47.7%	100.0%
November 30, 2022 - Post PBFX Merger Transaction	—	62,785,806	62,785,806
	—%	100.0%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the year ended December 31, 2022 the Company recorded a noncontrolling interest in the losses of these subsidiaries of $1.4 million. For the year ended December 31, 2021 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $2.3 million.
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2022, 2021 and 2020:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive income (loss)	2,858.0	27.9	(1.4)	69.5	2,954.0
Dividends and distributions	(24.7)	(8.6)	—	(40.3)	(73.6)
Effects of changes in PBF Logistics ownership interests on deferred tax assets and liabilities	(9.7)	—	—	—	(9.7)
PBFX Merger Transaction	216.0	—	—	(519.7)	(303.7)
Stock-based compensation	33.2	—	—	10.2	43.4
Transactions in connection with stock-based compensation plans	86.5	—	—	(18.7)	67.8
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.1	(0.1)	—	—	—
Treasury stock purchases	(156.4)	—	—	—	(156.4)
Other	—	—	1.4	—	1.4
Balance at December 31, 2022	$4,929.2	$114.6	$12.2	$—	$5,056.0

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
Comprehensive income	257.4	2.4	2.3	79.8	341.9
Dividends and distributions	—	—	(0.7)	(40.0)	(40.7)
Stock-based compensation	23.9	—	—	5.3	29.2
Transactions in connection with stock-based compensation plans	(1.1)	—	—	(1.6)	(2.7)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.4	(0.4)	—	—	—
Other	2.8	—	—	—	2.8
Balance at December 31, 2021	$1,926.2	$95.4	$12.2	$499.0	$2,532.8

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,039.6	$113.2	$10.9	$421.8	$3,585.5
Comprehensive income (loss)	(1,393.2)	(17.1)	(0.3)	76.5	(1,334.1)
Dividends and distributions	(35.9)	(0.4)	—	(46.8)	(83.1)
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	(2.1)	—	—	—	(2.1)
Stock-based compensation	28.2	—	—	4.9	33.1
Transactions in connection with stock-based compensation plans	(1.0)	—	—	(0.9)	(1.9)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	2.3	(2.3)	—	—	—
Other	4.9	—	—	—	4.9
Balance at December 31, 2020	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the years ended December 31, 2022, 2021, and 2020 respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,722.9	$12.2	$499.0	$2,234.1
Comprehensive income (loss)	3,741.4	(1.4)	69.5	3,809.5
Dividends and distributions	(1,155.2)	—	(40.3)	(1,195.5)
PBFX Merger Transaction	216.0	—	(519.7)	(303.7)
Stock-based compensation	33.2	—	10.2	43.4
Transactions in connection with stock-based compensation plans	(4.0)	—	(18.7)	(22.7)
Treasury stock purchases	(156.4)	—	—	(156.4)
Other	—	1.4	—	1.4
Balance at December 31, 2022	$4,397.9	$12.2	$—	$4,410.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,374.0	$10.6	$455.5	$1,840.1
Comprehensive income	326.0	2.3	79.8	408.1
Dividends and distributions	—	(0.7)	(40.0)	(40.7)
Stock-based compensation	23.9	—	5.3	29.2
Transactions in connection with stock-based compensation plans	(1.0)	—	(1.6)	(2.6)
Balance at December 31, 2021	$1,722.9	$12.2	$499.0	$2,234.1

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2020	$3,176.4	$10.9	$421.8	$3,609.1
Comprehensive income (loss)	(1,792.9)	(0.3)	76.5	(1,716.7)
Dividends and distributions	(36.3)	—	(46.8)	(83.1)
Stock-based compensation	28.2	—	4.9	33.1
Transactions in connection with stock-based compensation plans	(1.3)	—	—	(1.3)
Other	(0.1)	—	(0.9)	(1.0)
Balance at December 31, 2020	$1,374.0	$10.6	$455.5	$1,840.1
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) arising from activity related to the Company’s defined employee benefit plan and unrealized gain (loss) on available-for-sale securities. The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2022:

PBF Energy (in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income	$2,876.8	$96.0	$2,972.8
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2.5)	—	(2.5)
Amortization of defined benefit plans unrecognized net loss	(16.3)	—	(16.3)
Total other comprehensive income (loss)	(18.8)	—	(18.8)
Total comprehensive income	$2,858.0	$96.0	$2,954.0
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
The following table summarizes the allocation of total comprehensive income of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2022:

PBF LLC (in millions)	Attributable to PBF LLC	Noncontrolling Interests	Total
Net income	$3,766.1	$68.1	$3,834.2
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2.5)	—	(2.5)
Amortization of defined benefit plans unrecognized net loss	(22.2)	—	(22.2)
Total other comprehensive income (loss)	(24.7)	—	(24.7)
Total comprehensive income	$3,741.4	$68.1	$3,809.5
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
16. STOCK-BASED COMPENSATION
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
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
PBF Energy options	$19.1	$17.3	$16.1
PBF Energy restricted shares	11.6	2.8	5.3
PBF Energy performance awards	13.4	10.2	7.9
PBFX phantom units	10.2	5.3	4.9
	$54.3	$35.6	$34.2
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2022	December 31, 2021	December 31, 2020
Expected life (in years)	6.00	6.00	6.08
Expected volatility	87.6%	83.8%	69.1%
Dividend yield	0.00%	0.00%	1.41%
Risk-free rate of return	3.24%	1.37%	0.81%
Exercise price	$29.16	$13.91	$13.58
Weighted average fair value per option granted	$21.68	$9.84	$5.49
The following table summarizes activity for PBF Energy options for 2022:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2022	15,049,759	$24.48	6.51
Granted	22,000	29.16	10.00
Exercised	(4,208,685)	24.54	—
Forfeited	(210,800)	22.65	—
Outstanding at December 31, 2022	10,652,274	$24.50	5.96
Exercisable and vested at December 31, 2022	7,826,241	$27.01	5.26
Total expected to vest as of December 31, 2022	10,652,274	$24.50	5.96
At December 31, 2022, the total intrinsic value of stock options outstanding and exercisable were $173.5 million and $107.8 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $63.1 million, $0.4 million and $0.0 million, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2022 was $17.3 million, which will be recognized from 2023 through 2025.
Restricted Stock Awards
The Company grants restricted stock to employees and non-employee directors. In general, restricted stock granted to our employees vest over a requisite services period of three years, subject to acceleration in certain circumstances. Restricted stock recipients who received grants subsequent to May 2017 have voting rights; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are issued in equal annual installments on each of the first three anniversaries of the grant date. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	155,687	$16.09
Granted	659,165	35.73
Vested	(109,402)	19.42
Forfeited	—	—
Nonvested at December 31, 2022	705,450	$33.92
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2022 was $12.0 million, which will be recognized from 2023 through 2025.
The following table reflects activity related to our restricted stock:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average grant-date fair value per share of restricted stock granted	$35.73	$16.13	$9.82
Fair value of restricted stock vested (in millions)	$3.3	$3.1	$4.2
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
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2022	December 31, 2021	December 31, 2020
Expected life (in years)	3.08	3.12	2.89 - 3.14
Expected volatility	65.16%	83.78%	39.88% - 82.63%
Dividend yield	2.18%	0.00%	0.00% - 4.28%
Risk-free rate of return	3.90%	0.87%	0.26% - 1.34%
Weighted average grant-date fair value per PSU	$45.91	$18.73	$10.77

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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSU”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	745,525	$13.93
Granted	190,463	45.91
Vested	(37,784)	27.71
Forfeited	(111,678)	13.92
Nonvested at December 31, 2022	786,526	$21.02
In 2022, 2021 and 2020, PSU’s with a fair value of $2.0 million, $1.8 million and $0.8 million, respectively, were vested.
As of December 31, 2022, unrecognized compensation cost related to performance share unit awards was $13.3 million, which is expected to be recognized over a weighted average period of 2.55 years.
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
The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2022	20,178,013
Granted	15,614,603
Vested	(1,231,770)
Forfeited	(3,105,896)
Nonvested at December 31, 2022	31,454,950
In 2022, 2021, and 2020, Performance Units with a fair value of $1.5 million, $5.2 million, and $3.2 million, respectively, were vested.
As of December 31, 2022, unrecognized compensation cost related to performance unit awards was $21.5 million, which is expected to be recognized over a weighted average period of 2.28 years.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PBFX Phantom Units
PBFX GP’s Board of Directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “PBFX LTIP”) in connection with the completion of the PBFX Offering. The PBFX LTIP was for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In the years ended December 31, 2022, 2021 and 2020, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date was equal to the market price of PBFX’s common unit on that date. The estimated fair value of PBFX’s phantom units was amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions were met.
In connection with the PBFX Merger Transaction, the Company accelerated the vesting of the 830,597 outstanding phantom units, which were settled by making a total cash payment of $16.9 million, which was calculated using the prior day’s PBFX closing price of $20.39. In addition, the Company recognized all remaining compensation costs.
A summary of PBFX’s unit award activity for the years ended December 31, 2022, 2021 and 2020 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	790,682	$14.30
Granted	374,934	15.18
Vested	(1,151,866)	14.58
Forfeited	(13,750)	14.43
Nonvested at December 31, 2022	—	$—
The following table reflects activity related to our phantom units:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average grant-date fair value per phantom unit granted	$15.18	$14.50	$8.14
Fair value of phantom unit vested (in millions)	$22.2	$4.6	$3.2
The PBFX LTIP provided for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards. A DER entitled the participant, upon vesting of the related phantom units, to a mandatory cash payments equal to the product of the number of vested phantom unit awards and the cash distribution per common unit paid by PBFX to its common unitholders. Cash payments made in connection with DERs were charged to partners’ equity, accrued and paid upon vesting.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $33.4 million, $27.8 million and $32.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2022 and 2021 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$353.3	$329.3	$18.2	$22.0
Service cost	55.6	57.5	0.8	1.1
Interest cost	7.9	5.3	0.3	0.3
Plan amendments	—	—	—	—
Benefit payments	(18.9)	(31.2)	(1.4)	(1.2)
Actuarial gain	(40.9)	(7.6)	(4.0)	(4.0)
Projected benefit obligation at end of year	$357.0	$353.3	$13.9	$18.2
Change in plan assets:
Fair value of plan assets at beginning of year	$306.3	$255.8	$—	$—
Actual return on plan assets	(51.0)	27.7	—	—
Benefits paid	(18.9)	(31.2)	(1.4)	(1.2)
Employer contributions	37.8	54.0	1.4	1.2
Fair value of plan assets at end of year	$274.2	$306.3	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$274.2	$306.3	$—	$—
Less benefit obligations at end of year	357.0	353.3	13.9	18.2
Funded status at end of year	$(82.8)	$(47.0)	$(13.9)	$(18.2)
The accumulated benefit obligation for the defined benefit plans approximated $321.0 million and $298.9 million at December 31, 2022 and 2021, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2023	$25.7	$1.7
2024	21.3	1.5
2025	26.0	1.5
2026	29.4	1.5
2027	33.0	1.4
Years 2028-2032	207.8	6.3
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $33.6 million to the Company’s Pension Plans during 2023.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost were as follows for the years ended December 31, 2022, 2021 and 2020:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$55.6	$57.5	$59.0	$0.8	$1.1	$1.0
Interest cost	7.9	5.3	6.9	0.3	0.3	0.4
Expected return on plan assets	(17.5)	(14.2)	(12.5)	—	—	—
Amortization of prior service cost and actuarial loss	0.1	0.1	0.3	0.4	0.7	0.6
Net periodic benefit cost	$46.1	$48.7	$53.7	$1.5	$2.1	$2.0
Lump sum payments made by the Supplemental Plan to employees retiring in 2022, 2021, and 2020 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2022	2021	2020	2022	2021	2020
Prior service costs	$—	$—	$—	$—	$—	$1.8
Net actuarial loss (gain)	27.6	(21.1)	(5.9)	(4.0)	(4.0)	1.9
Amortization of losses and prior service cost	(0.1)	(0.1)	(0.3)	(0.4)	(0.7)	(0.6)
Total changes in other comprehensive (income) loss	$27.5	$(21.2)	$(6.2)	$(4.4)	$(4.7)	$3.1
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2022, and 2021 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2022	2021	2022	2021
Prior service costs	$(0.5)	$(0.5)	$(3.5)	$(4.3)
Net actuarial (loss) gain	(14.8)	12.7	11.4	7.8
Total	$(15.3)	$12.2	$7.9	$3.5
The weighted average assumptions used to determine the benefit obligations as of December 31, 2022, and 2021 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2022	2021	2022	2021	2022	2021
Discount rate - benefit obligations	5.22%	2.78%	5.24%	2.73%	5.15%	2.46%
Rate of compensation increase	4.27%	4.26%	4.50%	4.50%	—	—

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rates:
Effective rate for service cost	2.80%	2.40%	2.94%	2.73%	2.26%	2.79%	2.80%	2.35%	2.86%
Effective rate for interest cost	2.33%	1.74%	2.50%	2.24%	1.53%	2.33%	1.91%	1.28%	2.21%
Effective rate for interest on service cost	2.45%	1.92%	2.59%	2.29%	1.75%	2.42%	2.65%	2.11%	2.68%
Cash balance interest credit rate	2.06%	1.57%	2.19%	2.06%	1.57%	2.19%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	5.25%	5.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.26%	4.28%	4.28%	4.50%	4.50%	4.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2022 and 2021 were as follows:

	Post-Retirement Medical Plan
	2022	2021
Health care cost trend rate assumed for next year	6.4%	5.2%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2046	2046

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2022 and 2021 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
	December 31,
(in millions)	2022	2021
Equities:
Domestic equities	$73.0	$73.9
Developed international equities	34.9	37.7
Global low volatility equities	18.4	24.1
Emerging market equities	20.8	24.8
Fixed-income	106.2	121.6
Real Estate	18.9	23.2
Cash and cash equivalents	2.0	1.0
Total	$274.2	$306.3
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2022, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
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
As described in “Note 20 - Segment Information”, the Company’s business consists of the Refining Segment and Logistic Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products for the periods presented.

	Year Ended December 31,
(in millions)	2022	2021	2020
Refining Segment:
Gasoline and distillates	$41,465.0	$23,489.5	$12,799.4
Asphalt and blackoils	2,123.8	1,217.8	777.9
Feedstocks and other	1,863.0	1,310.1	935.5
Chemicals	903.8	889.8	351.5
Lubricants	425.0	294.8	180.7
Total Refining Revenue	$46,780.6	$27,202.0	$15,045.0
Logistics Segment:
Logistics Revenue	369.3	355.5	360.3
Total revenue prior to eliminations	47,149.9	27,557.5	15,405.3
Elimination of intercompany revenue	(319.6)	(304.1)	(289.4)
Total Revenues	46,830.3	27,253.4	15,115.9

The majority of the Company’s revenues are generated from the sale of refined products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $40.6 million and $42.7 million as of December 31, 2022 and December 31, 2021, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see “Note 14 - Stockholders’ and Members’ Equity Structure”). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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
During the current year, the Company evaluated all available positive and negative evidence and determined that the $308.5 million valuation allowance, as of December 31, 2021, associated with deferred tax assets should be released because the Company believed that it had become more likely than not that the deferred tax assets would be realized. In the Company' s evaluation of the need for and amount of a valuation allowance on its deferred tax assets, the Company placed the most weight on objectively verifiable direct evidence, including its recent and historical operating results and the significant improvement in its operating profitability. The specific positive factors and evidence considered in the realizability of its deferred tax assets included the cumulative pre-tax income that the Company generated over the past three-year period. This resulted in the release of the full valuation allowance in the year ended December 31, 2022.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and signed into law in the United States. The IRA is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on certain corporate stock buy-backs, energy-related tax credits and incentives, and additional IRS funding. The Company does not expect the tax provisions of the IRA to have a material impact on our Consolidated Financial Statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision in the PBF Energy Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current expense (benefit):
Federal	$75.8	$0.3	$(1.7)
Foreign	0.3	—	—
State	88.5	0.1	2.2
Total current	164.6	0.4	0.5

Deferred expense (benefit):
Federal	379.9	19.1	(6.6)
Foreign	(0.9)	(13.1)	5.4
State	41.2	5.7	2.8
Total deferred	420.2	11.7	1.6
Total provision for income taxes	$584.8	$12.1	$2.1
The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

Provision at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	4.9%	4.9%	5.6%
Nondeductible/nontaxable items	(0.4)%	0.9%	(0.1)%
Rate differential from foreign jurisdictions	—%	(0.4)%	—%
Provision to return adjustment	—%	(0.1)%	(0.1)%
Adjustment to deferred tax assets and liabilities for change in tax rates	(0.2)%	2.2%	0.1%
Deferred tax asset valuation allowance	(8.9)%	(23.2)%	(25.8)%
Other	0.5%	(0.3)%	(0.9)%
Effective tax rate	16.9%	5.0%	(0.2)%
PBF Energy’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020, including the impact of income attributable to noncontrolling interests of $96.0 million, $84.5 million and $59.1 million, respectively, was 16.4%, 3.7% and (0.2)%, respectively.
For the years ended December 31, 2022, 2021 and 2020 the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to the changes in the deferred tax asset valuation allowance noted above.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For financial reporting purposes, income (loss) before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

United States income (loss)	$3,464.2	$296.4	$(1,413.0)
Foreign income (loss)	(2.6)	(53.3)	22.7
Total income (loss) before income taxes attributable to PBF Energy Inc. stockholders	$3,461.6	$243.1	$(1,390.3)
A summary of the components of PBF Energy’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2022	December 31, 2021
Deferred tax assets
Purchase interest step-up	$191.4	$141.2
Pension, employee benefits and compensation	102.8	63.7
Net operating loss carry forwards	115.9	600.0
Environmental liabilities	36.4	99.7
Lease liabilities	284.1	308.7
Interest expense limitation carry forwards	—	104.4
Other	54.7	41.1
Total deferred tax assets	785.3	1,358.8
Valuation allowance	—	(308.5)
Total deferred tax assets, net	785.3	1,050.3

Deferred tax liabilities
Property, plant and equipment	968.3	825.0
Inventory	67.6	23.1
Right of use assets	283.2	308.7
Other	1.6	4.9
Total deferred tax liabilities	1,320.7	1,161.7
Net deferred tax asset/(liability)	$(535.4)	$(111.4)
As of December 31, 2022, PBF Energy has federal and state income tax net operating loss carry forwards of $479.3 million and $22.6 million, respectively. The portion of the federal net operating loss carry forward that was generated in years prior to 2019 was utilized in 2022. The federal net operating loss has an indefinite carry forward period and can be used to offset 80% of taxable income in future years. The state net operating loss carry forwards expire at various dates from 2025 through 2041 with certain jurisdictions having indefinite net operating loss carry forward periods.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reported income tax expense (benefit) in the PBF LLC Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current income tax expense (benefit)	$7.8	$0.5	$(1.2)
Deferred income tax (benefit) expense	(3.2)	(14.5)	7.3
Total income tax expense (benefit)	$4.6	$(14.0)	$6.1
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2019
New Jersey	2018
Michigan	2018
Delaware	2019
Indiana	2019
Pennsylvania	2019
New York	2019
Louisiana	2019
California	2018
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
Logistics
The Company’s Logistics segment is comprised of PBFX, a partnership, formed to own or lease, operate, develop and acquire crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets primarily consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries and third-party customers through fee-based commercial agreements. PBFX currently does not generate significant third-party revenues and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy and PBF LLC perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual operating segments.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2022, 2021 and 2020 are presented below. In connection with certain contributions by PBF LLC to PBFX, the accompanying segment information is retrospectively adjusted to include the historical results of those assets in the Logistics segment for all periods presented prior to such contributions, as applicable.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
PBF Energy (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$46,780.6	$369.3	$—	$(319.6)	$46,830.3
Depreciation and amortization expense	466.9	36.7	7.5	—	511.1
Income (loss) from operations	4,466.4	183.7	(496.9)	—	4,153.2
Interest expense, net	10.9	39.5	195.6	—	246.0
Capital expenditures	994.9	7.9	8.1	—	1,010.9

	Year Ended December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,202.0	$355.5	$—	$(304.1)	$27,253.4
Depreciation and amortization expense	415.7	37.8	13.3	—	466.8
Income (loss) from operations	673.1	195.4	(271.3)	—	597.2
Interest expense, net	8.8	42.1	266.6	—	317.5
Capital expenditures	381.8	8.6	5.3	—	395.7

	Year Ended December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,045.0	$360.3	$—	$(289.4)	$15,115.9
Depreciation and amortization expense	498.0	53.7	11.3	—	563.0
Income (loss) from operations	(1,450.4)	195.3	(161.7)	—	(1,416.8)
Interest expense, net	1.7	47.9	208.6	—	258.2
Capital expenditures (1)	1,546.6	12.3	10.7	—	1,569.6

	Balance at December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,587.9	$863.1	$136.3	$(38.2)	$13,549.1

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$48.5	$(61.7)	$11,641.4

	Year Ended December 31, 2022
PBF LLC (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$46,780.6	$369.3	$—	$(319.6)	$46,830.3
Depreciation and amortization expense	466.9	36.7	7.5	—	511.1
Income (loss) from operations	4,466.4	183.7	(494.8)	—	4,155.3
Interest expense, net	10.9	39.5	206.8	—	257.2
Capital expenditures	994.9	7.9	8.1	—	1,010.9

	Year Ended December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,202.0	$355.5	$—	$(304.1)	$27,253.4
Depreciation and amortization expense	415.7	37.8	13.3	—	466.8
Income (loss) from operations	673.1	195.4	(269.2)	—	599.3
Interest expense, net	8.8	42.1	276.9	—	327.8
Capital expenditures	381.8	8.6	5.3	—	395.7

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,045.0	$360.3	$—	$(289.4)	$15,115.9
Depreciation and amortization expense	498.0	53.7	11.3	—	563.0
Income (loss) from operations	(1,450.4)	195.3	(160.9)	—	(1,416.0)
Interest expense, net	1.7	47.9	218.9	—	268.5
Capital expenditures (1)	1,546.6	12.3	10.7	—	1,569.6

	Balance at December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,587.9	$863.1	$134.5	$(38.2)	$13,547.3

	Balance at December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$10,753.3	$901.3	$46.8	$(61.7)	$11,639.7

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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. NET INCOME PER SHARE OF PBF ENERGY
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Year Ended December 31,
Basic Earnings Per Share:	2022	2021	2020
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$2,876.8	$231.0	$(1,392.4)
Less: Income allocated to participating securities	—	—	0.1
Income (loss) available to PBF Energy Inc. stockholders - basic	$2,876.8	$231.0	$(1,392.5)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	122,598,076	120,240,009	119,617,998
Basic net income (loss) attributable to PBF Energy per Class A common share	$23.47	$1.92	$(11.64)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$2,876.8	$231.0	$(1,392.5)
Plus: Net income (loss) attributable to noncontrolling interest (1)	27.9	2.4	(17.1)
Less: Income tax (expense) benefit on net income (loss) attributable to noncontrolling interest (1)	(7.2)	(0.6)	4.6
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$2,897.5	$232.8	$(1,405.0)

Denominator (1):
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	122,598,076	120,240,009	119,617,998
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	917,991	988,730	1,042,667
Common stock equivalents (2)	3,344,039	1,409,415	—
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	126,860,106	122,638,154	120,660,665
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$22.84	$1.90	$(11.64)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——————————
(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy, used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 25.9%, 25.9% and 26.6% annualized statutory corporate tax rate for the years ended December 31, 2022, 2021 and 2020, respectively) attributable to the converted units.

(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and PSUs and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 3,877,035, 12,568,275 and 14,446,894 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the years ended December 31, 2022, 2021 and 2020, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2022 and 2021.
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

	As of December 31, 2022
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$110.0	$—	$—	$110.0	N/A	$110.0
Commodity contracts	33.8	15.7	—	49.5	(35.6)	13.9
Derivatives included within inventory intermediation agreement obligations	—	25.1	—	25.1	—	25.1
Liabilities:
Commodity contracts	20.6	11.8	3.2	35.6	(35.6)	—
Catalyst obligations	—	4.0	—	4.0	—	4.0
Renewable energy credit and emissions obligations	—	1,361.1	—	1,361.1	—	1,361.1
Contingent consideration obligation	—	—	147.3	147.3	—	147.3

	As of December 31, 2021
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$270.1	$—	$—	$270.1	N/A	$270.1
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included within inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9		953.9
Contingent consideration obligation	—	—	32.3	32.3	—	32.3

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
•The contingent consideration obligation at December 31, 2022 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2022 and 2021, $18.6 million and $20.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Year Ended December 31,
(in millions)	2022	2021
Balance at beginning of period	$32.3	$12.1
Additions	—	—
Settlements	(18.1)	(12.2)
Unrealized loss included in earnings	136.3	32.4
Balance at end of period	$150.5	$32.3

There were no transfers between levels during the years ended December 31, 2022 and 2021, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$—	$—	$1,250.0	$1,192.7
2028 Senior Notes (a)	801.6	703.7	826.5	520.9
2025 Senior Notes (a)	664.5	656.0	669.5	475.9
PBFX 2023 Senior Notes (a)	525.0	525.1	525.0	513.7
Revolving Credit Facility (b)	—	—	900.0	900.0
PBFX Revolving Credit Facility (b)	—	—	100.0	100.0
Catalyst financing arrangements (c)	4.0	4.0	58.4	58.4
	1,995.1	1,888.8	4,329.4	3,761.6
Less - Current debt	(524.2)	(524.2)	—	—
Unamortized premium	0.2	n/a	1.4	n/a
Less - Unamortized deferred financing costs	(36.2)	n/a	(35.0)	n/a
Long-term debt	$1,434.9	$1,364.6	$4,295.8	$3,761.6
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
As of December 31, 2022, there were 1,945,994 barrels of crude oil and feedstocks (2,081,783 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2022, there were 780,734 barrels of intermediates and refined products (2,070,550 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2022, there were 17,890,000 barrels of crude oil and 12,175,200 barrels of refined products (36,246,000 and 5,819,000, respectively, as of December 31, 2021), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2022 and December 31, 2021 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$25.1
December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$19.7

Derivatives not designated as hedging instruments:
December 31, 2022:
Commodity contracts	Accounts receivable	$13.9
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$5.4
For the year ended December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$8.4
For the year ended December 31, 2020:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$12.6

Derivatives not designated as hedging instruments:
For the year ended December 31, 2022:
Commodity contracts	Cost of products and other	$(31.5)
For the year ended December 31, 2021:
Commodity contracts	Cost of products and other	$(83.4)
For the year ended December 31, 2020:
Commodity contracts	Cost of products and other	$44.4

Hedged items designated in fair value hedges:
For the year ended December 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(5.4)
For the year ended December 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.4
For the year ended December 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(12.6)
The Company had no ineffectiveness related to the fair value hedges as of December 31, 2022, 2021 and 2020.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. SUBSEQUENT EVENTS
Dividend Declared
On February 16, 2023, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on March 16, 2023 to PBF Energy Class A common stockholders of record as of March 1, 2023.
Extinguishment of Debt
On February 2, 2023, the Company redeemed all of the $525.0 million in aggregate principal amount outstanding of its PBFX 2023 Senior Notes, inclusive of unamortized premium and deferred financing costs of $0.7 million as of the redemption date. The PBFX 2023 Senior Notes were redeemed at a price of 100%, plus accrued and unpaid interest through the date of redemption. Deutsche Bank Trust Company Americas was the trustee for the PBFX 2023 Senior Notes and served as the paying agent for the full redemption. The PBFX 2023 Senior Notes are reflected as Current debt on the Consolidated Balance Sheet as of December 31, 2022 and the redemption was financed using cash on hand.
Share Repurchases
From January 1, 2023 through February 16, 2023, the Company purchased an additional 852,923 shares of PBF Energy’s Class A common stock under the Repurchase Program for $32.5 million, inclusive of commissions paid.
Renewable Diesel Joint Venture
On February 15, 2023, PBF LLC entered into a definitive agreement with Eni Sustainable Mobility, a subsidiary of Eni SpA (“Eni”), to partner in a 50-50 joint venture, St. Bernard Renewables LLC, “SBR” which will own the renewable diesel facility that is currently under construction at our Chalmette refinery. Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory approvals, Eni will contribute capital totaling $835.0 million, excluding working capital, plus up to an additional $50.0 million that is subject to the achievement of project milestones. The Company will continue to manage project execution and will serve as the operator of the facility once construction is complete. SBR’s renewable fuel operations are scheduled to commence in the first half of 2023.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: February 16, 2023

PBF ENERGY COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2023

POWER OF ATTORNEY
Each of the officers and directors of PBF Energy Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Karen B. Davis, Matthew Lucey and Trecia Canty, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board	February 16, 2023
(Thomas J. Nimbley)	of Directors (Principal Executive Officer)

/s/ Karen B. Davis	Senior Vice President, Chief Financial Officer	February 16, 2023
(Karen B. Davis)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 16, 2023
(John Barone)	(Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 16, 2023
(Spencer Abraham)

/s/ Wayne A. Budd	Director	February 16, 2023
(Wayne A. Budd)

/s/ Paul Donahue	Director	February 16, 2023
(Paul Donahue)

/s/ Gene Edwards	Director	February 16, 2023
(Gene Edwards)

/s/ Kimberly S. Lubel	Director	February 16, 2023
(Kimberly S. Lubel)

/s/ George E. Ogden	Director	February 16, 2023
(George E. Ogden)

/s/ Lawrence Ziemba	Director	February 16, 2023
(Lawrence Ziemba)

POWER OF ATTORNEY
Each of the officers of PBF Energy Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Karen B. Davis, Matthew Lucey and Trecia Canty, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer	February 16, 2023
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Karen B. Davis	Senior Vice President, Chief Financial Officer	February 16, 2023
(Karen B. Davis)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 16, 2023
(John Barone)	(Principal Accounting Officer)

Managing Member:
PBF Energy Inc.
/s/ Trecia Canty	Senior Vice President, General Counsel & Corporate	February 16, 2023
(Trecia Canty)	Secretary