Form 10-Q
period 2023-03-31
PBF Energy Inc.; PBF Energy Co LLC
filed 2023-05-05
CIK 1534504, 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
PBF Energy Inc.                 Yes [x] No [ ]
PBF Energy Company LLC         Yes [ ] No [x]
(Note: PBF Energy Company LLC is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)
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
PBF Energy Inc.             Yes ☐ No ☑
PBF Energy Company LLC    Yes ☐ No ☑
As of April 28, 2023, PBF Energy Inc. had 126,097,058 shares of Class A common stock and 13 shares of Class B common stock outstanding. PBF Energy Inc. is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in PBF Energy Company LLC as of March 31, 2023. There is no trading in the membership interest of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable. PBF Energy Company LLC has no common stock outstanding.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Form 10-Q”) is filed by PBF Energy Inc. (“PBF Energy”) and PBF Energy Company LLC (“PBF LLC”). Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information. PBF Energy is a holding company whose primary asset is an equity interest in PBF LLC. PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of March 31, 2023. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. PBF Logistics LP (“PBFX”) is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that owns and operates logistics assets that support our refining operations. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of this report that either apply only to PBF Energy or PBF LLC are clearly noted in such sections. Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both PBF Energy and PBF LLC and its consolidated subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2022 of PBF Energy and PBF LLC, which we refer to as our 2022 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•our obligation to buy Renewable Identification Numbers (“RINs”) and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard (“RFS”) and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as Assembly Bill 32 (“AB 32”);
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
•the possibility that we might reduce or not pay dividends in the future;
•the inability of our subsidiaries to freely make distributions to us;
•our ability to make acquisitions or investments, including in renewable diesel production, such as our pending 50-50 joint venture, St. Bernard Renewables LLC (“SBR”), which will own the renewable diesel facility that is currently under construction at our Chalmette refinery, with Eni Sustainable Mobility, a subsidiary of Eni SpA (“Eni”), on any announced time frame or at all, and to realize the benefits from such acquisitions or investments;
•our ability to successfully manage SBR’s operations together with our joint venture partner, Eni, upon consummation of our pending joint venture transaction;
•the possibility that the expected synergies and value creation from the Merger Transaction (as defined in “Factors Affecting Comparability Between Periods”) will not be realized, or will not be realized within the expected time period;
•liabilities arising from recent acquisitions or investments, that are unforeseen or exceed our expectations;
•our expectations and timing with respect to our acquisition activity and whether such acquisitions are accretive or dilutive to shareholders;
•adverse developments in our relationship with both our key employees and unionized employees;
•our indebtedness, including the impact of potential downgrades to our corporate credit rating and/or unsecured notes;
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
•our assumptions regarding payments arising under PBF Energy’s Tax Receivable Agreement and other arrangements relating to our organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income; and
•the impact of disruptions to crude or feedstock supply to any of our refineries or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,616.1	$2,203.6
Accounts receivable	1,184.1	1,456.3
Inventories	2,854.9	2,763.6
Prepaid and other current assets	211.6	122.8
Total current assets	5,866.7	6,546.3
Property, plant and equipment, net	5,516.8	5,361.0
Lease right of use assets	703.4	679.1
Deferred charges and other assets, net	1,052.2	962.7
Total assets	$13,139.1	$13,549.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$750.2	$854.6
Accrued expenses	3,637.2	3,720.8
Payable pursuant to Tax Receivable Agreement	61.1	—
Deferred revenue	74.1	40.6
Current operating lease liabilities	74.2	60.5
Current debt	—	524.2
Total current liabilities	4,596.8	5,200.7
Long-term debt	1,438.0	1,434.9
Payable pursuant to Tax Receivable Agreement	277.5	338.6
Deferred tax liabilities	577.8	535.4
Long-term operating lease liabilities	566.4	552.7
Long-term financing lease liabilities	55.0	57.9
Other long-term liabilities	359.3	372.9
Total liabilities	7,870.8	8,493.1
Commitments and contingencies (Note 7)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 126,543,857 shares outstanding at March 31, 2023, 129,639,307 shares outstanding at December 31, 2022	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 13 shares outstanding at March 31, 2023, 13 shares outstanding at December 31, 2022	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 15,000,026 shares outstanding at March 31, 2023 and 10,937,916 shares outstanding at December 31, 2022	(496.4)	(327.0)
Additional paid in capital	3,223.2	3,201.6
Retained earnings	2,412.1	2,056.0
Accumulated other comprehensive loss	(1.1)	(1.5)
Total PBF Energy Inc. equity	5,137.9	4,929.2
Noncontrolling interest	130.4	126.8
Total equity	5,268.3	5,056.0
Total liabilities and equity	$13,139.1	$13,549.1
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$9,295.0	$9,141.7
Cost and expenses:
Cost of products and other	7,795.3	8,206.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	781.4	620.4
Depreciation and amortization expense	141.9	118.3
Cost of sales	8,718.6	8,944.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	60.0	53.5
Depreciation and amortization expense	1.9	1.9
Change in fair value of contingent consideration, net	(16.3)	50.3
(Gain) loss on sale of assets	(1.6)	0.1
Total cost and expenses	8,762.6	9,050.7
Income from operations	532.4	91.0
Other income (expense):
Interest expense, net	(18.7)	(78.4)
Change in Tax Receivable Agreement liability	—	(19.3)
Change in fair value of catalyst obligations	0.7	(4.9)
Other non-service components of net periodic benefit cost	0.3	2.2
Other income (expense)	(2.3)	—
Income (loss) before income taxes	512.4	(9.4)
Income tax expense (benefit)	126.5	(6.1)
Net income (loss)	385.9	(3.3)
Less: net income attributable to noncontrolling interests	3.8	17.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$382.1	$(21.1)

Weighted-average shares of Class A common stock outstanding
Basic	128,787,779	120,339,041
Diluted	134,499,277	120,339,041
Net income (loss) available to Class A common stock per share:
Basic	$2.97	$(0.18)
Diluted	$2.86	$(0.18)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$385.9	$(3.3)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.4	(1.1)
Net gain on pension and other post-retirement benefits	—	0.1
Total other comprehensive income (loss)	0.4	(1.0)
Comprehensive income (loss)	386.3	(4.3)
Less: comprehensive income attributable to noncontrolling interests	3.8	17.8
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$382.5	$(22.1)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	129,639,307	$0.1	13	$—	$3,201.6	$2,056.0	$(1.5)	10,937,916	$(327.0)	$126.8	$5,056.0
Comprehensive income	—	—	—	—	—	382.1	0.4	—	—	3.8	386.3
Dividends ($0.20 per common share)	—	—	—	—	—	(26.0)	—	—	—	(0.2)	(26.2)
Stock-based compensation expense	—	—	—	—	6.5	—	—	—	—	—	6.5
Transactions in connection with stock-based compensation plans	966,660	—	—	—	14.4	—	—	—	—	—	14.4
Treasury stock purchases	(4,062,110)	—	—	—	0.6	—	—	4,062,110	(169.4)	—	(168.8)
Other	—	—	—	—	0.1	—	—	—	—	—	0.1
Balance, March 31, 2023	126,543,857	0.1	13	—	3,223.2	2,412.1	(1.1)	15,000,026	(496.4)	130.4	5,268.3

Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8
Comprehensive income (loss)	—	—	—	—	—	(21.1)	(1.0)	—	—	17.8	(4.3)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.0)	(10.0)
Stock-based compensation expense	—	—	—	—	6.6	—	—	—	—	0.7	7.3
Transactions in connection with stock-based compensation plans	341,765	—	—	—	0.6	—	—	—	—	—	0.6
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(0.3)	—	—	—	—	—	(0.3)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	11,244	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(54,938)	—	—	—	1.1	—	—	54,938	(1.1)	—	—
Balance, March 31, 2022	120,617,648	$0.1	15	$—	$2,882.0	$(817.2)	$16.3	6,731,747	$(170.2)	$615.1	$2,526.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$385.9	$(3.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150.1	124.6
Stock-based compensation	9.2	7.7
Change in fair value of catalyst obligations	(0.7)	4.9
Deferred income taxes	42.4	(6.1)
Change in Tax Receivable Agreement liability	—	19.3
Non-cash change in inventory repurchase obligations	(4.2)	(40.7)
Change in fair value of contingent consideration, net	(16.3)	50.3
Pension and other post-retirement benefit costs	12.0	11.9
(Gain) loss on sale of assets	(1.6)	0.1

Changes in operating assets and liabilities:
Accounts receivable	272.3	(537.5)
Inventories	(91.3)	(388.4)
Prepaid and other current assets	(93.8)	(161.1)
Accounts payable	(102.4)	683.8
Accrued expenses	(149.1)	545.7
Deferred revenue	33.5	13.2
Other assets and liabilities	(8.4)	(12.1)
Net cash provided by operating activities	$437.6	$312.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(239.8)	(118.3)
Expenditures for deferred turnaround costs	(127.7)	(82.2)
Expenditures for other assets	(15.6)	(25.0)
Proceeds from sale of assets	4.4	—
Net cash used in investing activities	$(378.7)	$(225.5)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Dividend payments	$(25.8)	$—
Distributions to PBFX public unitholders	—	(9.8)
Distributions to PBF Energy Company LLC members other than PBF Energy	(0.2)	—
Repayments of PBFX revolver borrowings	—	(25.0)
Redemption of PBFX 2023 Senior Notes	(525.0)	—
Payments on financing leases	(2.9)	(3.0)
Proceeds from insurance premium financing	61.2	47.3
Payments of contingent consideration	—	(2.6)
Transactions in connection with stock-based compensation plans, net	14.4	—
Purchase of treasury stock	(167.6)	—
Deferred financing costs and other, net	(0.5)	(0.6)
Net cash (used in) provided by financing activities	$(646.4)	$6.3

Net change in cash and cash equivalents	(587.5)	93.1
Cash and cash equivalents, beginning of period	2,203.6	1,341.5
Cash and cash equivalents, end of period	$1,616.1	$1,434.6

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$171.2	$120.6
Assets acquired or remeasured under operating and financing leases	51.4	(24.5)
Cash paid during the period for:
Interest (net of capitalized interest of $12.7 million and $4.2 million in 2023 and 2022, respectively)	$32.0	$34.6
Income taxes	3.5	0.1

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except unit and per unit data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,615.8	$2,201.8
Accounts receivable	1,180.3	1,456.3
Inventories	2,854.9	2,763.6
Prepaid and other current assets	211.6	122.8
Total current assets	5,862.6	6,544.5
Property, plant and equipment, net	5,516.8	5,361.0
Lease right of use assets	703.4	679.1
Deferred charges and other assets, net	1,052.2	962.7
Total assets	$13,135.0	$13,547.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$750.2	$853.4
Accrued expenses	3,604.6	3,768.3
Deferred revenue	74.1	40.6
Current operating lease liabilities	74.2	60.5
Current debt	—	524.2
Total current liabilities	4,503.1	5,247.0
Long-term debt	1,438.0	1,434.9
Affiliate note payable	1,463.4	1,445.7
Deferred tax liabilities	21.3	21.0
Long-term operating lease liabilities	566.4	552.7
Long-term financing lease liabilities	55.0	57.9
Other long-term liabilities	359.3	372.9
Total liabilities	8,406.5	9,132.1
Commitments and contingencies (Note 7)
Series B Units, 1,000,000 issued and outstanding, no par or stated value	5.1	5.1
PBF Energy Company LLC equity:
Series A Units, 910,457 and 910,457 issued and outstanding at March 31, 2023 and December 31, 2022, no par or stated value	17.4	17.4
Series C Units, 126,565,088 and 129,660,538 issued and outstanding at March 31, 2023 and December 31, 2022, no par or stated value	2,497.5	2,491.9
Treasury stock, at cost	(496.4)	(327.0)
Retained earnings	2,696.4	2,220.0
Accumulated other comprehensive loss	(4.0)	(4.4)
Total PBF Energy Company LLC equity	4,710.9	4,397.9
Noncontrolling interest	12.5	12.2
Total equity	4,723.4	4,410.1
Total liabilities, Series B units and equity	$13,135.0	$13,547.3

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Revenues	$9,295.0	$9,141.7
Cost and expenses:
Cost of products and other	7,795.3	8,206.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	781.4	620.4
Depreciation and amortization expense	141.9	118.3
Cost of sales	8,718.6	8,944.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59.7	53.1
Depreciation and amortization expense	1.9	1.9
Change in fair value of contingent consideration, net	(16.3)	50.3
(Gain) loss on sale of assets	(1.6)	0.1
Total cost and expenses	8,762.3	9,050.3
Income from operations	532.7	91.4
Other income (expense):
Interest expense, net	(28.1)	(81.0)
Change in fair value of catalyst obligations	0.7	(4.9)
Other non-service components of net periodic benefit cost	0.3	2.2
Other income (expense)	(2.3)	—
Income before income taxes	503.3	7.7
Income tax expense (benefit)	0.4	(8.1)
Net income	502.9	15.8
Less: net income attributable to noncontrolling interests	0.3	17.8
Net income (loss) attributable to PBF Energy Company LLC	$502.6	$(2.0)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$502.9	$15.8
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.4	(1.1)
Net gain on pension and other post-retirement benefits	—	0.1
Total other comprehensive income (loss)	0.4	(1.0)
Comprehensive income	503.3	14.8
Less: comprehensive income attributable to noncontrolling interests	0.3	17.8
Comprehensive income (loss) attributable to PBF Energy Company LLC	$503.0	$(3.0)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except unit data)

	Series A		Series C		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Treasury Stock	Total Member’s Equity
	Units	Amount	Units	Amount
Balance, December 31, 2022	910,457	$17.4	129,660,538	$2,491.9	$(4.4)	$2,220.0	$12.2	$(327.0)	$4,410.1
Comprehensive income	—	—	—	—	0.4	502.6	0.3	—	503.3
Distribution to members	—	—	—	—	—	(26.2)	—	—	(26.2)
Stock-based compensation expense	—	—	—	6.5	—	—	—	—	6.5
Transactions in connection with stock-based compensation plans	—	—	966,660	(1.5)	—	—	—	—	(1.5)
Treasury stock purchases	—	—	(4,062,110)	0.6	—	—	—	(169.4)	(168.8)
Balance, March 31, 2023	910,457	$17.4	126,565,088	$2,497.5	$(4.0)	$2,696.4	$12.5	$(496.4)	$4,723.4

Balance, December 31, 2021	927,990	$17.6	120,340,808	$2,245.0	$20.3	$(390.9)	$511.2	$(169.1)	$2,234.1
Comprehensive income (loss)	—	—	—	—	(1.0)	(2.0)	17.8	—	14.8
Exchange of Series A units for PBF Energy Class A common stock	(11,244)	—	11,244	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	—	(10.0)	—	(10.0)
Stock-based compensation expense	—	—	—	6.6	—	—	0.7	—	7.3
Transactions in connection with stock-based compensation plans	11,244	—	341,765	(1.3)	—	—	—	—	(1.3)
Treasury stock purchases	—	—	(54,938)	1.1	—	—	—	(1.1)	—
Balance, March 31, 2022	927,990	$17.6	120,638,879	$2,251.4	$19.3	$(392.9)	$519.7	$(170.2)	$2,244.9

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$502.9	$15.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150.1	124.6
Stock-based compensation	9.2	7.7
Change in fair value of catalyst obligations	(0.7)	4.9
Deferred income taxes	0.3	(8.1)
Non-cash change in inventory repurchase obligations	(4.2)	(40.7)
Change in fair value of contingent consideration, net	(16.3)	50.3
Pension and other post-retirement benefit costs	12.0	11.9
(Gain) loss on sale of assets	(1.6)	0.1

Changes in operating assets and liabilities:
Accounts receivable	276.1	(537.5)
Inventories	(91.3)	(388.4)
Prepaid and other current assets	(93.8)	(161.1)
Accounts payable	(101.1)	683.8
Accrued expenses	(228.1)	547.0
Deferred revenue	33.5	13.2
Other assets and liabilities	(8.5)	(12.1)
Net cash provided by operating activities	$438.5	$311.4

Cash flows from investing activities:
Expenditures for property, plant and equipment	(239.8)	(118.3)
Expenditures for deferred turnaround costs	(127.7)	(82.2)
Expenditures for other assets	(15.6)	(25.0)
Proceeds from sale of assets	4.4	—
Net cash used in investing activities	$(378.7)	$(225.5)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Distributions to PBF Energy Company LLC members	$(26.0)	$—
Distributions to PBFX public unitholders	—	(9.8)
Repayments of PBFX revolver borrowings	—	(25.0)
Payments of contingent consideration	—	(2.6)
Redemption of PBFX 2023 Senior Notes	(525.0)	—
Payments on financing leases	(2.9)	(3.0)
Proceeds from insurance premium financing	61.2	47.3
Proceeds from Affiliate note payable with PBF Energy Inc.	23.0	7.0
Payments of Affiliate note payable with PBF Energy Inc.	(6.5)	(2.5)
Taxes paid for net settlement of stock-based compensation	(1.5)	—
Repurchase of treasury stock	(167.6)	—
Deferred financing costs and other, net	(0.5)	(2.5)
Net cash (used in) provided by financing activities	$(645.8)	$8.9

Net change in cash and cash equivalents	(586.0)	94.8
Cash and cash equivalents, beginning of period	2,201.8	1,339.8
Cash and cash equivalents, end of period	$1,615.8	$1,434.6

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$171.2	$120.6
Assets acquired or remeasured under operating and financing leases	51.4	24.5
Cash paid during the period for:
Interest (net of capitalized interest of $12.7 million and $4.2 million in 2023 and 2022, respectively)	$32.0	$34.6
Income taxes	3.3	0.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF Energy Company LLC (“PBF LLC”), with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Condensed Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 8 - Equity”).
PBF Energy holds a 99.3% economic interest in PBF LLC as of March 31, 2023 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.
Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires. Discussions or areas of the Notes to Condensed Consolidated Financial Statements that either apply only to PBF Energy or PBF LLC are clearly noted.
PBFX Merger Transaction
On November 30, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly-owned subsidiary of PBF LLC, Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC, PBF Logistics LP (“PBFX”), and PBF Logistics GP LLC closed on a definitive agreement, pursuant to which PBF Energy and PBF LLC acquired all of the publicly held common units in PBFX representing limited partner interests in the master liability partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates (the “Merger Transaction”). Subsequent to closing on the Merger Transaction, PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of March 31, 2023, proceeds from and payments of the PBF LLC Affiliate note payable with PBF Energy, previously disclosed as net, in the PBF LLC Condensed Consolidated Statement of Cash Flows, are now disclosed gross as separate line items. The prior year PBF LLC Condensed Consolidated Statement of Cash Flows presentation was adjusted to conform to the 2023 presentation.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2023 or December 31, 2022.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES
Inventories consisted of the following:

March 31, 2023
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,189.0	$156.6	$1,345.6
Refined products and blendstocks	1,283.4	83.2	1,366.6
Warehouse stock and other	142.7	—	142.7
	$2,615.1	$239.8	$2,854.9
Lower of cost or market adjustment	—	—	—
Total inventories	$2,615.1	$239.8	$2,854.9

December 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,195.2	$140.9	$1,336.1
Refined products and blendstocks	1,244.7	40.9	1,285.6
Warehouse stock and other	141.9	—	141.9
	$2,581.8	$181.8	$2,763.6
Lower of cost or market adjustment	—	—	—
Total inventories	$2,581.8	$181.8	$2,763.6
PBF Holding Company LLC (“PBF Holding”) and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (“Chalmette Refining”) (collectively, the “PBF Entities”), entered into an inventory intermediation agreement (as amended and restated from time to time, the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
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
As of March 31, 2023 and December 31, 2022 there was no lower of cost or market adjustment recorded as the replacement value of inventories exceeded the last-in, first-out carrying value.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

PBF Energy (in millions)	March 31, 2023	December 31, 2022
Inventory-related accruals	$1,543.2	$1,417.4
Renewable energy credit and emissions obligations (a)	1,039.4	1,361.1
Inventory intermediation agreement (b)	164.3	98.3
Accrued transportation costs	142.4	127.3
Excise and sales tax payable	128.8	123.6
Accrued income tax payable	97.6	16.5
Accrued capital expenditures	93.5	86.3
Accrued utilities	83.3	105.4
Contingent consideration	80.0	81.6
Accrued salaries and benefits	79.0	173.1
Accrued refinery maintenance and support costs	45.9	48.1
Accrued interest	20.5	24.9
Environmental liabilities	14.8	14.9
Current finance lease liabilities	11.7	11.7
Other	92.8	30.6
Total accrued expenses	$3,637.2	$3,720.8

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PBF LLC (in millions)	March 31, 2023	December 31, 2022
Inventory-related accruals	$1,543.2	$1,417.4
Renewable energy credit and emissions obligations (a)	1,039.4	1,361.1
Inventory intermediation agreement (b)	164.3	98.3
Accrued transportation costs	142.4	127.3
Excise and sales tax payable	128.8	123.6
Accrued capital expenditures	93.5	86.3
Accrued interest	89.1	84.2
Accrued utilities	83.3	105.4
Contingent consideration	80.0	81.6
Accrued salaries and benefits	79.0	173.1
Accrued refinery maintenance and support costs	45.9	48.1
Environmental liabilities	14.8	14.9
Current finance lease liabilities	11.7	11.7
Accrued income tax payable	2.1	5.2
Other	87.1	30.1
Total accrued expenses	$3,604.6	$3,768.3
______________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of March 31, 2023, the Company had entered into approximately $638.7 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s AB 32 liability is part of an ongoing triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the Third Inventory Intermediation Agreement. As of March 31, 2023 and December 31, 2022, a liability is recognized based on the repurchase obligation under the Third Inventory Intermediation Agreement for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	March 31, 2023	December 31, 2022
2028 Senior Notes	$801.6	$801.6
2025 Senior Notes	664.5	664.5
PBFX 2023 Senior Notes	—	525.0
Revolving Credit Facility	—	—
PBFX Revolving Credit Facility	—	—
Catalyst financing arrangements	3.3	4.0
	1,469.4	1,995.1
Less — Current debt	—	(524.2)
Unamortized premium	—	0.2
Unamortized deferred financing costs	(31.4)	(36.2)
Long-term debt	$1,438.0	$1,434.9
As of March 31, 2023, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
PBFX 2023 Senior Notes
On February 2, 2023, the Company redeemed the $525.0 million in aggregate principal amount outstanding of its PBFX’s 6.875% senior notes (the “PBFX 2023 Senior Notes”), inclusive of unamortized premium and deferred financing costs of $0.7 million as of the redemption date. The PBFX 2023 Senior Notes were redeemed at a price of 100%, plus accrued and unpaid interest through the date of redemption. Deutsche Bank Trust Company Americas was the trustee for the PBFX 2023 Senior Notes and served as the paying agent for the full redemption. The redemption was financed using cash on hand.

6. AFFILIATE NOTE PAYABLE - PBF LLC
As of March 31, 2023 and December 31, 2022, PBF LLC had an outstanding note payable with PBF Energy for an aggregate principal amount of $1,463.4 million and $1,445.7 million, respectively. The note payable has a maturity date of April 2030, an annual interest rate of 2.5% and may be prepaid in whole or in part at any time, at the option of PBF LLC without penalty or premium.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $115.2 million as of March 31, 2023 ($117.0 million as of December 31, 2022), and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $159.1 million and $157.7 million at March 31, 2023 and December 31, 2022, respectively, of which $144.3 million and $142.8 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US, based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). Upon acquisition of the refinery, the Company recorded the estimated acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $126.0 million as of March 31, 2023 (of which $80.0 million is included within Accrued expenses and was paid in full in April 2023). The fair value of the Martinez Contingent Consideration was estimated to be $147.3 million as of December 31, 2022 (of which $81.6 million was included within Accrued expenses).

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC, PBF Holding or PBFX. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both March 31, 2023 and December 31, 2022. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of both March 31, 2023 and December 31, 2022, PBF Energy recognized a liability of $338.6 million related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with Financial Accounting Standard Board, Accounting Standard Codification (“ASC”) 740, Income Taxes. As of March 31, 2023, $61.1 million of the Tax Receivable Agreement obligation is recorded as a current liability and represents PBF Energy’s best estimate of payments to be made within a year. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 12 - Income Taxes” for more details.

8. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both March 31, 2023 and December 31, 2022.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2022 and March 31, 2023 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2022	910,457	129,639,307	130,549,764
	0.7%	99.3%	100.0%
March 31, 2023	910,457	126,543,857	127,454,314
	0.7%	99.3%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX. Prior to the Merger Transaction which closed on November 30, 2022, PBF LLC held a 47.7% limited partner interest in PBFX with the remaining 52.3% limited partner interest owned by the public common unitholders. As of December 31, 2022, noncontrolling interest on the Consolidated Statements of Operations included the portion of net income or loss attributable to the economic interest in PBFX held by the public common unitholders of PBFX other than PBF Energy (through its ownership in PBF LLC) through November 30, 2022, and noncontrolling interest on the Consolidated Balance Sheets was eliminated. As of March 31, 2023, noncontrolling interest on the Condensed Consolidated Statements of Operations and noncontrolling interest on the Condensed Consolidated Balance Sheets were eliminated.
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three months ended March 31, 2023 and March 31, 2022, the Company recorded noncontrolling interest in the earnings of these subsidiaries of $0.3 million and $(1.1) million, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the three months ended March 31, 2023 and 2022, respectively:

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2023	$4,929.2	$114.6	$12.2	$5,056.0
Comprehensive income	382.5	3.5	0.3	386.3
Dividends and distributions	(26.0)	(0.2)	—	(26.2)
Stock-based compensation expense	6.5	—	—	6.5
Transactions in connection with stock-based compensation plans	14.4	—	—	14.4
Treasury stock purchases	(168.8)	—	—	(168.8)
Other	0.1	—	—	0.1
Balance at March 31, 2023	$5,137.9	$117.9	$12.5	$5,268.3

PBF Energy (in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive income (loss)	(22.1)	—	(1.1)	18.9	(4.3)
Dividends and distributions	—	—	—	(10.0)	(10.0)
Stock-based compensation expense	6.6	—	—	0.7	7.3
Transactions in connection with stock-based compensation plans	0.6	—	—	—	0.6
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	(0.3)	—	—	—	(0.3)
Balance at March 31, 2022	$1,911.0	$95.4	$11.1	$508.6	$2,526.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF LLC for the three months ended March 31, 2023 and 2022, respectively:

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2023	$4,397.9	$12.2	$4,410.1
Comprehensive income	503.0	0.3	503.3
Dividends and distributions	(26.2)	—	(26.2)
Stock-based compensation expense	6.5	—	6.5
Transactions in connection with stock-based compensation plans	(1.5)	—	(1.5)
Treasury stock purchases	(168.8)	—	(168.8)
Balance at March 31, 2023	$4,710.9	$12.5	$4,723.4

PBF LLC (in millions)	PBF Energy Company LLC Equity	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,722.9	$12.2	$499.0	$2,234.1
Comprehensive income (loss)	(3.0)	(1.1)	18.9	14.8
Dividends and distributions	—	—	(10.0)	(10.0)
Stock-based compensation expense	6.6	—	0.7	7.3
Transactions in connection with stock-based compensation plans	(1.3)	—	—	(1.3)
Balance at March 31, 2022	$1,725.2	$11.1	$508.6	$2,244.9
Treasury Stock
On December 12, 2022, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). During the first quarter of 2023, the Company purchased 4,047,286 shares for $167.6 million, inclusive of commissions paid. During the fourth quarter of 2022, the Company purchased 4,192,555 shares for $156.4 million, inclusive of commissions paid.
As noted in Noted 17 - Subsequent Events, on May 3, 2023, the Company's Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2023, PBF LLC made an aggregate non-tax quarterly distribution of $26.0 million, or $0.20 per unit to its members, of which $25.8 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $25.8 million to pay a quarterly cash dividend of $0.20 per share of Class A common stock on March 16, 2023.

10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended March 31,
Pension Benefits	2023	2022
Components of net periodic benefit cost:
Service cost	$12.1	$13.9
Interest cost	4.3	2.0
Expected return on plan assets	(4.8)	(4.4)
Net periodic benefit cost	$11.6	$11.5

(in millions)	Three Months Ended March 31,
Post-Retirement Medical Plan	2023	2022
Components of net periodic benefit cost:
Service cost	$0.2	$0.2
Interest cost	0.2	0.1
Amortization of prior service cost and actuarial loss	—	0.1
Net periodic benefit cost	$0.4	$0.4

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

	Three Months Ended March 31,
(in millions)	2023	2022
Refining Segment:
Gasoline and distillates	$8,232.6	$8,037.7
Feedstocks and other	417.8	334.9
Asphalt and blackoils	403.2	458.9
Chemicals	140.2	207.0
Lubricants	91.7	89.7
Total Refining Revenue	9,285.5	9,128.2
Logistics Segment:
Logistics Revenue	98.5	89.4
Total revenue prior to eliminations	9,384.0	9,217.6
Elimination of intercompany revenue	(89.0)	(75.9)
Total Revenues	$9,295.0	$9,141.7
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $74.1 million and $40.6 million as of March 31, 2023 and December 31, 2022, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.3% as of both March 31, 2023 and December 31, 2022). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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
The Company evaluated all available positive and negative evidence and determined that there was no valuation allowance, as of March 31, 2023 and December 31, 2022, associated with deferred tax assets.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and signed into law in the United States. The IRA is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits and incentives, and additional Internal Revenue Service funding. Based on the Company’s results over the past three fiscal years, the corporate alternative minimum tax is currently not applicable. The Company does not expect the other tax provisions of the IRA to have a material impact on its Condensed Consolidated Financial Statements.
The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Current income tax expense	$84.1	$—
Deferred income tax expense (benefit)	42.4	(6.1)
Total income tax expense (benefit)	$126.5	$(6.1)
The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three months ended March 31, 2023 and March 31, 2022, was 24.9% and 22.4%, respectively.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PBF Energy’s effective income tax rate for the three months ended March 31, 2023, including the impact of income attributable to noncontrolling interests of $3.8 million, was 24.7%. PBF Energy’s effective income tax rate for the three months ended March 31, 2022, including the impact of income attributable to noncontrolling interests of $17.8 million, was 64.9%.
For the three months ended March 31, 2023, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes.
For the three months ended March 31, 2022, the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to changes in the deferred tax asset valuation allowance.
The reported income tax provision in the PBF LLC Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Current income tax expense	$0.1	$—
Deferred income tax expense (benefit)	0.3	(8.1)
Total income tax expense (benefit)	$0.4	$(8.1)
The Company has determined there are no material uncertain tax positions as of March 31, 2023. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2023 and December 31, 2022.
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

	As of March 31, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$160.9	$—	$—	$160.9	N/A	$160.9
Commodity contracts	38.4	51.2	2.6	92.2	(63.8)	28.4
Derivatives included within inventory intermediation agreement obligations	—	29.3	—	29.3	—	29.3
Liabilities:
Commodity contracts	24.0	39.8	—	63.8	(63.8)	—
Catalyst obligations	—	3.3	—	3.3	—	3.3
Renewable energy credit and emissions obligations	—	1,039.4	—	1,039.4	—	1,039.4
Contingent consideration obligation	—	—	126.0	126.0	—	126.0

	As of December 31, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$110.0	$—	$—	$110.0	N/A	$110.0
Commodity contracts	33.8	15.7	—	49.5	(35.6)	13.9
Derivatives included within inventory intermediation agreement obligations	—	25.1	—	25.1	—	25.1
Liabilities:
Commodity contracts	20.6	11.8	3.2	35.6	(35.6)	—
Catalyst obligations	—	4.0	—	4.0	—	4.0
Renewable energy credit and emissions obligations	—	1,361.1	—	1,361.1	—	1,361.1
Contingent consideration obligation	—	—	147.3	147.3	—	147.3

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
•Renewable energy credit and emissions obligations primarily represent the Company’s liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy its obligation to blend biofuels into the products the Company produces and (ii) emission credits under the AB 32 and similar programs (collectively, the cap-and-trade systems). To the degree the Company is unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, it must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, it must purchase emission credits to comply with these systems. The liability for environmental credits is in part based on the Company’s deficit for such credits as of the balance sheet date, if any, after considering any credits acquired, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. To the extent that the Company has a better estimate of the cost at which it settle its obligation, such as agreements to purchase RINs at prices other than the current spot price, the Company considers those costs in valuing the remaining obligation. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and the Company measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
•The contingent consideration obligation at March 31, 2023 and December 31, 2022 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2023 and December 31, 2022, $19.1 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$150.5	$32.3
Additions	—	—
Settlements	(5.4)	(2.6)
Unrealized (gain) loss included in earnings	(21.7)	50.3
Balance at end of period	$123.4	$80.0
There were no transfers between levels during the three months ended March 31, 2023 or the three months ended March 31, 2022.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$771.1	$801.6	$703.7
2025 Senior Notes (a)	664.5	663.6	664.5	656.0
PBFX 2023 Senior Notes (a)	—	—	525.0	525.1
Catalyst financing arrangements (b)	3.3	3.3	4.0	4.0
	1,469.4	1,438.0	1,995.1	1,888.8
Less - Current debt	—	—	(524.2)	(524.2)
Unamortized premium	—	n/a	0.2	n/a
Less - Unamortized deferred financing costs	(31.4)	n/a	(36.2)	n/a
Long-term debt	$1,438.0	$1,438.0	$1,434.9	$1,364.6
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) Catalyst financing arrangements are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.

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
As of March 31, 2023 and December 31, 2022, there were 2,180,628 and 1,945,994 barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges, respectively. As of March 31, 2023, there were 1,321,528 barrels of intermediates and refined products (780,734 barrels at December 31, 2022) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2023, there were 18,941,000 barrels of crude oil and 14,409,000 barrels of refined products (17,890,000 and 12,175,200, respectively, as of December 31, 2022), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2023 and December 31, 2022, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
March 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$29.3
December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$25.1

Derivatives not designated as hedging instruments:
March 31, 2023:
Commodity contracts	Accounts receivable	$28.4
December 31, 2022:
Commodity contracts	Accounts receivable	$13.9

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$4.2
For the three months ended March 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$40.7

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2023:
Commodity contracts	Cost of products and other	$14.8
For the three months ended March 31, 2022:
Commodity contracts	Cost of products and other	$(26.9)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(4.2)
For the three months ended March 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(40.7)
The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2023 or the three months ended March 31, 2022.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2023 and March 31, 2022 are presented below.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2023
PBF Energy - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,285.5	$98.5	$—	$(89.0)	$9,295.0
Depreciation and amortization expense	132.9	9.0	1.9	—	143.8
Income (loss) from operations	525.7	49.7	(43.0)	—	532.4
Interest (income) expense, net	(4.1)	3.7	19.1	—	18.7
Capital expenditures	379.2	2.7	1.2	—	383.1

	Three Months Ended March 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,128.2	$89.4	$—	$(75.9)	$9,141.7
Depreciation and amortization expense	108.8	9.5	1.9	—	120.2
Income (loss) from operations	146.1	46.4	(101.5)	—	91.0
Interest expense, net	3.1	10.1	65.2	—	78.4
Capital expenditures	223.1	1.4	1.0	—	225.5

	Balance at March 31, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,293.4	$827.4	$56.5	$(38.2)	$13,139.1

	Balance at December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,587.9	$863.1	$136.3	$(38.2)	$13,549.1

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2023
PBF LLC - (in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,285.5	$98.5	$—	$(89.0)	$9,295.0
Depreciation and amortization expense	132.9	9.0	1.9	—	143.8
Income (loss) from operations	525.7	49.7	(42.7)	—	532.7
Interest (income) expense, net	(4.1)	3.7	28.5	—	28.1
Capital expenditures	379.2	2.7	1.2	—	383.1

	Three Months Ended March 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,128.2	$89.4	$—	$(75.9)	$9,141.7
Depreciation and amortization expense	108.8	9.5	1.9	—	120.2
Income (loss) from operations	146.1	46.4	(101.1)	—	91.4
Interest expense, net	3.1	10.1	67.8	—	81.0
Capital expenditures	223.1	1.4	1.0	—	225.5

	Balance at March 31, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,293.4	$827.4	$52.4	$(38.2)	$13,135.0

	Balance at December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,587.9	$863.1	$134.5	$(38.2)	$13,547.3

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
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended March 31,
Basic Earnings Per Share:	2023	2022
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$382.1	$(21.1)
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$382.1	$(21.1)
Denominator for basic net income (loss) per Class A common share - weighted average shares	128,787,779	120,339,041
Basic net income (loss) attributable to PBF Energy per Class A common share	$2.97	$(0.18)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$382.1	$(21.1)
Plus: Net income attributable to noncontrolling interest (1)	3.5	—
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(0.9)	—
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$384.7	$(21.1)

Denominator:(1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	128,787,779	120,339,041
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	910,457	—
Common stock equivalents	4,801,041	—
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	134,499,277	120,339,041
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$2.86	$(0.18)

___________________________________________

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.0% and a 25.9% estimated annualized statutory corporate tax rate for the three months ended March 31, 2023 and March 31, 2022), attributable to the converted units.

PBF ENERGY INC. AND PBF ENERGY COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 29,500 and 14,804,565 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended March 31, 2023 and March 31, 2022, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

17. SUBSEQUENT EVENTS
Dividend Declared
On May 5, 2023, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 31, 2023 to PBF Energy Class A common stockholders of record at the close of business on May 17, 2023.
Share Repurchases
On May 3, 2023, the Company's Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
From April 1, 2023 through May 4, 2023, the Company purchased an additional 580,066 shares of PBF Energy’s Class A common stock under the Repurchase Program for $21.9 million, inclusive of commissions paid.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy and PBF LLC included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of March 31, 2023. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and PBF Finance is a wholly-owned subsidiary of PBF Holding. PBFX is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that owns and operates logistics assets that support our refining operations.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries. Discussions on areas that either apply only to PBF Energy or PBF LLC are clearly noted in such sections.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.
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
________
(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions, in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are evaluated periodically and updated accordingly.
(2) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
(3) Under normal operating conditions and prevailing market environments, our Nelson Complexity Index and throughput capacity for the Paulsboro refinery would be 13.1 and 180,000, respectively. As a result of the reconfiguration of our East Coast refineries in 2020, and subsequent restart of several idled processing units at the Paulsboro refinery in 2022, our Nelson Complexity Index and throughput capacity were adjusted.

As of March 31, 2023, PBF Energy owned 126,565,088 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 910,457 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in us (99.3% and 0.7% as of December 31, 2022, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
Renewable Diesel Facility
On February 16, 2023 we announced that we entered into a definitive agreement with Eni, to partner in a 50-50 joint venture, SBR, that will own the renewable diesel facility that is currently under construction at our Chalmette refinery (the “Renewable Diesel Facility”). The Renewable Diesel Facility will incorporate certain existing idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 bpd renewable diesel production facility. Upon consummation of the joint venture transaction, which is subject to customary closing conditions, including regulatory approvals, Eni will contribute capital totaling $835.0 million, excluding working capital, plus up to an additional $50.0 million that is subject to the achievement of project milestones. As stipulated in the pending agreements with Eni, we will continue to manage project execution and serve as the operator of the facility once construction is complete. Closing of the joint venture transaction is currently estimated to be consummated in the second or third quarter of 2023. The Renewable Diesel Facility remains under construction and is expected to be producing renewable diesel, and other products, in the first half of 2023.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Merger Transaction
On November 30, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly-owned subsidiary of PBF LLC (“PBFX Holdings”), Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC, PBFX, and PBF Logistics GP LLC closed on a definitive agreement (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC acquired all of the publicly held common units in PBFX representing limited partner interests in the master liability project not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates (the “Merger Transaction”). Subsequent to closing on the Merger Transaction, PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
At the Effective Time, pursuant to the terms of the Merger Agreement, each PBFX Public Common Unit was converted into the right to receive: (i) 0.270 of a share of Class A Common Stock, par value $0.001 per share, of PBF Energy, (ii) $9.25 in cash, without interest and (iii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 shares of PBF Energy Class A common stock. The PBFX Common Units owned by PBF LLC and PBFX Holdings and the non-economic general partner interest remained outstanding and were unaffected by the Merger Transaction. There was no change in ownership of the non-economic general partner interest.
The Merger Transaction was accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation. Because we controlled PBFX both before and after the Merger Transaction, the change in our ownership interest in PBFX resulting from the Merger Transaction was accounted for as an equity transaction, and no gain or loss was recognized in our Condensed Consolidated Statements of Operations. In addition, the tax effects of the Merger Transaction were recorded as adjustments to other assets, deferred income taxes and additional paid-in capital consistent with ASC 740, Income Taxes (“ASC 740”).

Share Repurchase Program
On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). On May 3, 2023, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. During the three months ended March 31, 2023, we purchased 4,047,286 shares for $167.6 million, inclusive of commissions paid.
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
Debt and Credit Facilities
Senior Notes
On February 2, 2023, we exercised our rights under the indenture governing PBFX’s 6.875% senior notes (the “PBFX 2023 Senior Notes”) to redeem all of the outstanding PBFX 2023 Senior Notes at a price of 100% of the aggregate principal, plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for the PBFX 2023 Senior Notes approximated $525.0 million, inclusive of unamortized premium and deferred financing costs of $0.7 million. The redemption was financed using cash on hand.
Tax Receivable Agreement
As of both March 31, 2023 and December 31, 2022, PBF Energy recognized a liability for the Tax Receivable Agreement of $338.6 million, reflecting the estimate of the undiscounted amounts that PBF Energy expected to pay under the agreement, net of any impacts of a deferred tax asset valuation allowance recognized in accordance with ASC 740. As of March 31, 2023, $61.1 million of the Tax Receivable Agreement obligation is recorded as a current liability and represents PBF Energy’s best estimate of payments to be made within a year. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2023 and 2022 (amounts in millions, except per share data). Differences between the results of operations of PBF Energy and PBF LLC primarily pertain to income taxes, interest expense and noncontrolling interest as shown below. Earnings per share information applies only to the financial results of PBF Energy. We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as, apart from PBFX’s third-party acquisitions, our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Three Months Ended March 31,
	2023	2022
Revenues	$9,295.0	$9,141.7
Cost and expenses:
Cost of products and other	7,795.3	8,206.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	781.4	620.4
Depreciation and amortization expense	141.9	118.3
Cost of sales	8,718.6	8,944.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	60.0	53.5
Depreciation and amortization expense	1.9	1.9
Change in fair value of contingent consideration, net	(16.3)	50.3
(Gain) loss on sale of assets	(1.6)	0.1
Total cost and expenses	8,762.6	9,050.7
Income from operations	532.4	91.0
Other income (expense):
Interest expense, net	(18.7)	(78.4)
Change in Tax Receivable Agreement liability	—	(19.3)
Change in fair value of catalyst obligations	0.7	(4.9)
Other non-service components of net periodic benefit cost	0.3	2.2
Other income (expense)	(2.3)	—
Income (loss) before income taxes	512.4	(9.4)
Income tax expense (benefit)	126.5	(6.1)
Net income (loss)	385.9	(3.3)
Less: net income attributable to noncontrolling interests	3.8	17.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$382.1	$(21.1)
Consolidated gross margin	$576.4	$196.8
Gross refining margin (1)	$1,405.8	$850.7
Net income (loss) available to Class A common stock per share:
Basic	$2.97	$(0.18)
Diluted	$2.86	$(0.18)

(1) See Non-GAAP Financial Measures.

PBF LLC	Three Months Ended March 31,
	2023	2022
Revenues	$9,295.0	$9,141.7
Cost and expenses:
Cost of products and other	7,795.3	8,206.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	781.4	620.4
Depreciation and amortization expense	141.9	118.3
Cost of sales	8,718.6	8,944.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59.7	53.1
Depreciation and amortization expense	1.9	1.9
Change in fair value of contingent consideration, net	(16.3)	50.3
(Gain) loss on sale of assets	(1.6)	0.1
Total cost and expenses	8,762.3	9,050.3
Income from operations	532.7	91.4
Other income (expense):
Interest expense, net	(28.1)	(81.0)
Change in fair value of catalyst obligations	0.7	(4.9)
Other non-service components of net periodic benefit cost	0.3	2.2
Other income (expense)	(2.3)	—
Income before income taxes	503.3	7.7
Income tax expense (benefit)	0.4	(8.1)
Net income	502.9	15.8
Less: net income attributable to noncontrolling interests	0.3	17.8
Net income (loss) attributable to PBF Energy Company LLC	$502.6	$(2.0)

Operating Highlights	Three Months Ended March 31,
	2023	2022
Key Operating Information
Production (bpd in thousands)	859.2	844.3
Crude oil and feedstocks throughput (bpd in thousands)	851.2	832.6
Total crude oil and feedstocks throughput (millions of barrels)	76.6	74.9
Consolidated gross margin per barrel of throughput	$7.53	$2.63
Gross refining margin, excluding special items, per barrel of throughput (1)	$18.35	$11.36
Refinery operating expense, per barrel of throughput	$9.78	$7.95

Crude and feedstocks (% of total throughput) (2)
Heavy	28%	34%
Medium	33%	32%
Light	21%	18%
Other feedstocks and blends	18%	16%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	48%
Distillates and distillate blendstocks	34%	34%
Lubes	1%	1%
Chemicals	1%	2%
Other	18%	16%
Total yield	101%	101%

(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies. Effective RIN basket price is recalculated based on information as reported by Argus.

	Three Months Ended March 31,
	2023	2022
	(dollars per barrel, except as noted)
Dated Brent crude oil	$81.09	$101.75
West Texas Intermediate (WTI) crude oil	$75.97	$95.22
Light Louisiana Sweet (LLS) crude oil	$78.90	$97.50
Alaska North Slope (ANS) crude oil	$79.01	$96.13
Crack Spreads
Dated Brent (NYH) 2-1-1	$31.53	$21.69
WTI (Chicago) 4-3-1	$29.07	$17.94
LLS (Gulf Coast) 2-1-1	$34.12	$24.14
ANS (West Coast-LA) 4-3-1	$38.45	$32.84
ANS (West Coast-SF) 3-2-1	$39.16	$29.39
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.12	$6.54
Dated Brent less Maya (heavy, sour)	$18.42	$12.24
Dated Brent less WTS (sour)	$5.61	$6.74
Dated Brent less ASCI (sour)	$7.39	$8.63
WTI less WCS (heavy, sour)	$19.30	$15.31
WTI less Bakken (light, sweet)	$(2.90)	$(3.49)
WTI less Syncrude (light, sweet)	$(3.04)	$0.18
WTI less LLS (light, sweet)	$(2.93)	$(2.28)
WTI less ANS (light, sweet)	$(3.04)	$(0.92)
Effective RIN basket price	$8.19	$6.28
Natural gas (dollars per MMBTU)	$2.74	$4.59
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Overview— PBF Energy net income was $385.9 million for the three months ended March 31, 2023 compared to net loss of $3.3 million for the three months ended March 31, 2022. PBF LLC net income was $502.9 million for the three months ended March 31, 2023 compared to net income of $15.8 million for the three months ended March 31, 2022. Net income attributable to PBF Energy stockholders was $382.1 million, or $2.86 per diluted share, for the three months ended March 31, 2023 ($2.86 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $2.76 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), compared to net loss attributable to PBF Energy stockholders of $21.1 million, or $(0.18) per diluted share, for the three months ended March 31, 2022 ($(0.18) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $0.35 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income (loss) attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% and 99.2% for the three months ended March 31, 2023 and 2022, respectively.

Our results for the three months ended March 31, 2023 were positively impacted by special items consisting of a change in fair value of contingent consideration of $16.3 million, or $12.1 million net of tax, related to the changes in the estimated fair value of the earn-out liability associated with the acquisition of the Martinez refinery (the “Martinez Contingent Consideration”), and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million, or $1.3 million net of tax. Our results for the three months ended March 31, 2022 were negatively impacted by special items consisting of a change in the fair value of the contingent consideration of $50.3 million, or $37.3 million net of tax, a $12.8 million tax expense associated with the remeasurement of certain deferred tax assets, and pre-tax charges associated with the change in the Tax Receivable Agreement liability of $19.3 million, or $14.3 million net of tax.
Excluding the impact of these special items, when comparing our results to the three months ended March 31, 2022, we experienced an increase in the demand for our refined products, evidenced by higher average throughput volumes and barrels sold at the majority of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, gross margin and operating income.
Revenues— Revenues totaled $9.3 billion for the three months ended March 31, 2023 compared to $9.1 billion for the three months ended March 31, 2022, an increase of approximately $0.2 billion, or 2.2%. Revenues per barrel were $101.97 and $107.58 for the three months ended March 31, 2023 and 2022, respectively, a decrease of 5.2% directly related to lower hydrocarbon commodity prices. For the three months ended March 31, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 326,400 bpd, 93,200 bpd, 169,100 bpd and 262,500 bpd, respectively. For the three months ended March 31, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,100 bpd, 136,700 bpd, 163,100 bpd and 269,700 bpd, respectively. For the three months ended March 31, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 381,900 bpd, 115,700 bpd, 178,600 bpd and 336,700 bpd, respectively. For the three months ended March 31, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 318,700 bpd, 139,800 bpd, 175,700 bpd and 310,000 bpd, respectively.
Overall average throughput rates were higher in the three months ended March 31, 2023 compared to the same period in 2022, despite turnaround activity at several refineries during the three months ended March 31, 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $576.4 million for the three months ended March 31, 2023, compared to $196.8 million for the three months ended March 31, 2022, an increase of approximately $379.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,405.8 million, or $18.35 per barrel of throughput for the three months ended March 31, 2023 compared to $850.7 million, or $11.36 per barrel of throughput for the three months ended March 31, 2022, an increase of approximately $555.1 million. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at the majority of our refineries. During the three months ended March 31, 2023 and March 31, 2022, our margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $181.1 million for the three months ended March 31, 2023 compared to $194.4 million for the three months ended March 31, 2022.
Average industry margins were favorable during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to increased refining margins as a result of sustained demand and global supply disruptions.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $31.53 per barrel, or 45.4% higher, in the three months ended March 31, 2023, as compared to $21.69 per barrel in the same period in 2022. Our margins were impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya and WTI/Bakken differentials, which increased by $6.18 per barrel and $0.59 per barrel, respectively, in comparison to the same period in 2022. The WTI/WCS differential increased to $19.30 per barrel in the three months ended March 31, 2023 compared to $15.31 in the same period in 2022, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $29.07 per barrel, or 62.0% higher, in the three months ended March 31, 2023 as compared to $17.94 per barrel in the same period in 2022. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a weakened WTI/Syncrude differential, which decreased by $3.22 per barrel, slightly offset by a strengthened WTI/Bakken differential, which increased by $0.59 per barrel, in comparison to the same period in 2022.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $34.12 per barrel, or 41.3% higher, in the three months ended March 31, 2023 as compared to $24.14 per barrel in the same period in 2022. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.93 per barrel for the three months ended March 31, 2023 as compared to a premium of $2.28 per barrel in the same period of 2022.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $38.45 per barrel, or 17.1% higher, in the three months ended March 31, 2023 as compared to $32.84 per barrel in the same period in 2022. Additionally (West Coast) 3-2-1 industry crack spread was $39.16 per barrel, or 33.2% higher, in the three months ended March 31, 2023 as compared to $29.39 per barrel in the same period in 2022. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $3.04 per barrel for the three months ended March 31, 2023 as compared to a premium of $0.92 per barrel in the same period of 2022.
Operating Expenses— Operating expenses totaled $781.4 million for the three months ended March 31, 2023 compared to $620.4 million for the three months ended March 31, 2022, an increase of approximately $161.0 million, or 26.0%. Of the total $781.4 million in operating expenses, $749.0 million or $9.78 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $32.4 million related to expenses incurred by the Logistics segment ($595.6 million or $7.95 per barrel of throughput, and $24.8 million of operating expenses for the three months ended March 31, 2022 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to overall increases in natural gas volume and price across our refineries when compared to the same period in 2022. Additionally, we experienced higher maintenance and operational costs due to scheduled turnarounds and increased production.
General and Administrative Expenses— General and administrative expenses totaled $60.0 million for the three months ended March 31, 2023 compared to $53.5 million for the three months ended March 31, 2022, an increase of approximately $6.5 million or 12.1%. Our general and administrative expenses were higher in comparison to the prior year due to an increase in information technology costs and outside service costs in support of integration related activities. General and administrative costs are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
(Gain) Loss on Sale of Assets— There was a net gain of $1.6 million for the three months ended March 31, 2023 related primarily to the sale of a parcel of land at our Torrance refinery. There was a loss of $0.1 million for the three months ended March 31, 2022 related primarily to the sale of non-operating refinery assets.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $143.8 million for the three months ended March 31, 2023 (including $141.9 million recorded within Cost of sales) compared to $120.2 million for the three months ended March 31, 2022 (including $118.3 million recorded within Cost of sales), an increase of approximately $23.6 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2022.
Change in Fair Value of Contingent Consideration, net— Change in fair value of contingent consideration represented a gain of $16.3 million and a loss of $50.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. These gains and losses were primarily related to changes in the estimated fair value of the Martinez Contingent Consideration.
Change in Tax Receivable Agreement Liability— There were no changes in the Tax Receivable Agreement liability for the three months ended March 31, 2023. Changes in the Tax Receivable Agreement liability for the three months ended March 31, 2022 represented a charge of $19.3 million. This charge was primarily the result of changes in the deferred tax asset valuation allowance recorded in accordance with ASC 740 related to the revaluation of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $0.7 million for the three months ended March 31, 2023 compared to a loss of $4.9 million for the three months ended March 31, 2022. These gains and losses relate to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Interest Expense, net— PBF Energy interest expense totaled $18.7 million for the three months ended March 31, 2023 compared to $78.4 million for the three months ended March 31, 2022, a decrease of approximately $59.7 million. The net decrease is mainly attributable to the redemption of the 9.25% senior secured notes due 2025 during the third quarter of 2022 and the redemption of the PBFX 2023 Senior Notes during the first quarter of 2023, as well as no outstanding balances on our revolving credit facilities as of March 31, 2023. Additionally, there was a $16.9 million increase in interest income earned during the three months ended March 31, 2023 driven by an increase in cash and higher interest rates in comparison to the prior year. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs. PBF LLC interest expense totaled $28.1 million and $81.0 million for the three months ended March 31, 2023 and 2022, respectively (inclusive of $9.4 million and $2.6 million, respectively, of incremental interest expense on the affiliate note payable with PBF Energy that eliminates in consolidation in the PBF Energy level).

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining, L.L.C. (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited, are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% and 99.2%, on a weighted-average basis for the three months ended March 31, 2023 and March 31, 2022, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the three months ended March 31, 2023 and March 31, 2022 was 24.9% and 22.4%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, we recorded a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX prior to the close of the Merger Transaction, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX prior to the close of the Merger Transaction and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended March 31, 2023 and 2022 was approximately 0.7% and 0.8%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization excluding special items. Special items for the periods presented relate to net changes in fair value of contingent consideration, changes in the Tax Receivable Agreement liability, gain on land sales, and net tax expense on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three months ended March 31, 2023 and 2022 (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to PBF Energy Inc. stockholders	$382.1	$(21.1)
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	382.1	(21.1)
Add: Net income (loss) attributable to noncontrolling interest (1)	3.5	(0.1)
Less: Income tax (expense) benefit (2)	(0.9)	0.1
Adjusted fully-converted net income (loss)	$384.7	$(21.1)
Special Items: (3)
Add: Change in fair value of contingent consideration, net	(16.3)	50.3
Add: Change in Tax Receivable Agreement liability	—	19.3
Add: Gain on land sales	(1.7)	—
Add: Net tax expense on remeasurement of deferred tax assets	—	12.8
Add: Recomputed income tax on special items	4.7	(18.0)
Adjusted fully-converted net income excluding special items	$371.4	$43.3
Weighted-average shares outstanding of PBF Energy Inc.	128,787,779	120,339,041
Conversion of PBF LLC Series A Units (4)	910,457	927,990
Common stock equivalents (5)	4,801,041	2,282,174
Fully-converted shares outstanding-diluted	134,499,277	123,549,205
Diluted net income (loss) per share	$2.86	$(0.18)
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$2.86	$(0.18)
Adjusted fully-converted net income excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$2.76	$0.35
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2023		2022
RECONCILIATION OF CONSOLIDATED GROSS MARGIN TO GROSS REFINING MARGIN AND GROSS REFINING MARGIN EXCLUDING SPECIAL ITEMS	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$9,295.0	$121.34	$9,141.7	$122.00
Less: Cost of sales	8,718.6	113.81	8,944.9	119.37
Consolidated gross margin	$576.4	$7.53	$196.8	$2.63
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$576.4	$7.53	$196.8	$2.63
Add: PBFX operating expense	37.0	0.48	29.3	0.39
Add: PBFX depreciation expense	9.0	0.12	9.5	0.13
Less: Revenues of PBFX	(98.5)	(1.29)	(89.4)	(1.19)
Add: Refinery operating expense	749.0	9.78	595.6	7.95
Add: Refinery depreciation expense	132.9	1.73	108.9	1.45
Gross refining margin	$1,405.8	$18.35	$850.7	$11.36
Gross refining margin excluding special items	$1,405.8	$18.35	$850.7	$11.36
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, changes in the Tax Receivable Agreement liability due to factors out of PBF Energy’s control such as changes in tax rates, net change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,

	2023	2022
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$385.9	$(3.3)
Add: Depreciation and amortization expense	143.8	120.2
Add: Interest expense, net	18.7	78.4
Add: Income tax expense (benefit)	126.5	(6.1)
EBITDA	$674.9	$189.2
Special Items(3)
Add: Change in fair value of contingent consideration, net	(16.3)	50.3
Add: Change in Tax Receivable Agreement liability	—	19.3
Add: Gain on land sales	(1.7)	—
EBITDA excluding special items	$656.9	$258.8

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$674.9	$189.2
Add: Stock-based compensation	9.2	7.7
Add: Change in fair value of catalyst obligations	(0.7)	4.9
Add: Change in fair value of contingent consideration, net(3)	(16.3)	50.3
Add: Gain on land sales(3)	(1.7)	—
Add: Change in Tax Receivable Agreement liability(3)	—	19.3
Adjusted EBITDA	$665.4	$271.4
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

	March 31,	December 31,
	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$1,616.1	$2,203.6
Inventories	2,854.9	2,763.6
Total assets	13,139.1	13,549.1
Total debt	1,438.0	1,959.1

Total equity	5,268.3	5,056.0
Total equity excluding special items (6)	$4,859.5	$4,660.5

Total debt to capitalization ratio	21%	28%
Total debt to capitalization ratio, excluding special items (6)	23%	30%
Net debt to capitalization ratio*	(3)%	(5)%
Net debt to capitalization ratio, excluding special items* (6)	(4)%	(6)%

* Negative ratio exists as of 3/31/2023 and 12/31/2022 as cash is in excess of debt.
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
(2)    Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.0% and 25.9% for the 2023 and 2022 periods, respectively, applied to the net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
(3)    Special items:
Change in Fair Value of Contingent Consideration, net - During the three months ended March 31, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration. This change resulted in an increase to income from operations and net income by $16.3 million and $12.1 million, respectively. During the three months ended March 31, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased income from operations and net income by $50.3 million and $37.3 million, respectively.
Gain on Land Sales - During the three months ended March 31, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $1.7 million and $1.3 million, respectively. There were no such gains in the three months ended March 31, 2022.
Change in Tax Receivable Agreement liability - During the three months ended March 31, 2023, there was no change in the Tax Receivable Agreement liability. During the three months ended March 31, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $19.3 million and $14.3 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Recomputed Income Tax on Special Items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net Tax Expense on Remeasurement of Deferred Tax Assets - The deferred tax valuation allowance was reduced to zero as of December 31, 2022, therefore, there was no impact to our financial statements related to the remeasurement of deferred tax assets as of March 31, 2023. During the three months ended March 31, 2022, we recorded a deferred tax valuation allowance of $316.3 million in accordance with ASC 740 (an increase of $7.8 million when compared to December 31, 2021, which includes a tax benefit of approximately $5.0 million related to our net change in the Tax Receivable Agreement liability and a net tax expense of $12.8 million related to the remeasurement of deferred tax assets).
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three months ended March 31, 2023 and 2022, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 29,500 and 14,804,565 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended March 31, 2023 and March 31, 2022, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
(6)    Total Equity excluding special items is calculated in the table below:

	March 31,	December 31,
	2023	2022
	(in millions)
Total equity	$5,268.3	$5,056.0
Special Items (Note 3)
Add: Change in fair value of contingent consideration, net	(29.3)	(13.0)
Add: Gain on land sales	(89.5)	(87.8)
Add: Cumulative historical equity adjustments (a)	(421.6)	(421.6)
Less: Recomputed income tax on special items	131.6	126.9
Net impact of special items	(408.8)	(395.5)
Total equity excluding special items	$4,859.5	$4,660.5
(a) Refer to the Company’s 2022 Annual Report on Form 10-K (“Notes to Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a listing of special items included in cumulative historical equity adjustments prior to 2023.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service, share repurchases under our share repurchase program, as well as PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of March 31, 2023, we are in compliance with all covenants, including financial covenants, in all our debt agreements.

Cash Flow Analysis
The below cash flow analysis includes details by cash flow activity based on the results of PBF Energy. Material changes that exist between the PBF Energy and PBF LLC cash flows are explained thereafter.
Cash Flows from Operating Activities
Net cash provided by operating activities was $437.6 million for the three months ended March 31, 2023 compared to net cash provided by operating activities of $312.3 million for the three months ended March 31, 2022. Our operating cash flows for the three months ended March 31, 2023 include our net income of $385.9 million, depreciation and amortization of $150.1 million, deferred income taxes of $42.4 million, pension and other post-retirement benefits costs of $12.0 million and stock-based compensation of $9.2 million, partially offset by a net change in the fair value of the Martinez Contingent Consideration of $16.3 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $4.2 million, gain on sale of assets of $1.6 million, and a change in the fair value of our catalyst obligations of $0.7 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $139.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation. Our overall increase in cash provided by operating activities for the three months ended March 31, 2022 was primarily driven by the net changes in operating assets and liabilities reflecting cash proceeds of $143.6 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses was due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation. Our operating cash flows for the three months ended March 31, 2022 also included our net loss of $3.3 million, depreciation and amortization of $124.6 million, change in the fair value of the contingent consideration of $50.3 million primarily associated with the Martinez Contingent Consideration, change in the Tax Receivable Agreement liability of $19.3 million, pension and other post-retirement benefits costs of $11.9 million, stock-based compensation of $7.7 million, change in the fair value of our catalyst obligations of $4.9 million, and gain on sale of assets of $0.1 million, partially offset by net non-cash charges related to the change in fair value of our inventory repurchase obligations of $40.7 million and deferred income taxes of $6.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $378.7 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $225.5 million for the three months ended March 31, 2022. The net cash flows used in investing activities for the three months ended March 31, 2023 was comprised of cash outflows of capital expenditures totaling $239.8 million, expenditures for refinery turnarounds of $127.7 million, and expenditures for other assets of $15.6 million, partially offset by proceeds from the sale of assets of $4.4 million. The net cash used in investing activities for the three months ended March 31, 2022 was comprised of cash outflows of capital expenditures totaling $118.3 million, expenditures for refinery turnarounds of $82.2 million, and expenditures for other assets of $25.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $646.4 million for the three months ended March 31, 2023 compared to net cash provided by financing activities of $6.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, net cash used in financing activities consisted of the redemption of the PBFX 2023 Senior Notes of $525.0 million, the share repurchase of PBF Energy’s Class A Common stock of $167.6 million, distributions and dividends of $26.0 million, payments on finance leases of $2.9 million and deferred financing costs and other of $0.5 million, partially offset by proceeds from insurance premium financing of $61.2 million and transactions made in connection with stock-based compensation plans of $14.4 million. For the three months ended March 31, 2022, net cash provided by financing activities consisted of proceeds from insurance premium financing of $47.3 million, partially offset by net repayments on the PBFX amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”) of $25.0 million, distributions and dividends of $9.8 million, payments on finance leases of $3.0 million, payments related to the earn-out liability associated with the PBFX acquisition of CPI Operations LLC of $2.6 million, and deferred financing costs and other of $0.6 million.
The cash flow activity of PBF LLC for the period ended March 31, 2023 is materially consistent with that of PBF Energy discussed above, other than changes in deferred income taxes and certain working capital items, which are different from PBF Energy due to certain tax related items not applicable to PBF LLC. Additionally, the PBF LLC cash flows reflect activity of the affiliate note payable with PBF Energy of $16.5 million included in cash flows from financing activities, which eliminates in consolidation at PBF Energy.
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
Debt and Credit Facility
Long-Term Debt Related Transactions
Senior Notes
On February 2, 2023, we exercised our rights under the indenture governing the PBFX 2023 Senior Notes to redeem all of the outstanding PBFX 2023 Senior Notes at a price of 100% of the aggregate principal, plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for the PBFX 2023 Senior Notes approximated $525.0 million plus accrued and unpaid interest, inclusive of unamortized premium and deferred financing costs of $0.7 million. The redemption was financed using cash on hand.
Liquidity
As of March 31, 2023, our operational liquidity was more than $4.6 billion (more than $4.9 billion as of December 31, 2022), which consists of $1.6 billion of cash, excluding cash held at PBFX, and more than $3.0 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand. In addition, as of March 31, 2023, PBFX had approximately $516.8 million of liquidity, including approximately $20.3 million in cash, and access to approximately $496.5 million under the PBFX Revolving Credit Facility.
As of March 31, 2023, outstanding letters of credit totaled approximately $278.3 million.
On May 25, 2022, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, entered into an amendment of its existing asset-based revolving credit agreement (the “Revolving Credit Agreement”), among PBF Holding, Bank of America, National Association as administrative agent, and certain other lenders. Among other things, the Revolving Credit Agreement amended and extended the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) through January 2025 and increased the maximum commitment to $4.3 billion through May 2023 (currently set to adjust to $2.85 billion in May 2023 through January 2025). The amendments also redefine certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to reflect the existence of two tranches, tranche A which is comprised of existing lenders who have not elected to extend and whose commitments retain the existing maturity date under the existing revolving credit agreement of May 2, 2023 (the “Tranche A Commitments”) and tranche B, which is comprised of existing and new lenders whose commitments have an extended maturity date of January 31, 2025 (the “Tranche B Commitments”). The Tranche A Commitments total $1.45 billion and the Tranche B Commitments total $2.85 billion.
The $500.0 million PBFX senior secured revolving credit facility has a maturity date of July 30, 2023.
We are actively monitoring the ongoing volatility in the global oil markets and we continue to adjust our operational plans to evolving market conditions.
We may, at any time and from time to time, seek to continue to repurchase or retire our outstanding debt securities through cash purchases (and/or exchanges for equity or debt), in open-market purchases, block trades, privately negotiated transactions or otherwise, upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital, the trading prices of our debt securities, legal requirements and contractual restrictions and economic and market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material. We are not obligated to repurchase any of our debt securities other than as set forth in the applicable indentures, and repurchases may be made, or if made, discontinued at any time without prior notice.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
Share Repurchases
On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock. On May 3, 2023, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. To date, we have purchased approximately 8,819,907 shares of PBF Energy's Class A common stock under the Repurchase Program for $345.8 million, inclusive of commissions paid, through open market transactions. We may make additional share repurchases in the future but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
PBF Energy’s working capital at March 31, 2023 was $1,269.9 million, consisting of $5,866.7 million in total current assets and $4,596.8 million in total current liabilities. PBF Energy’s working capital at December 31, 2022 was $1,345.6 million, consisting of $6,546.3 million in total current assets and $5,200.7 million in total current liabilities. PBF LLC’s working capital at March 31, 2023 was $1,359.5 million, consisting of $5,862.6 million in total current assets and $4,503.1 million in total current liabilities. PBF LLC’s working capital at December 31, 2022 was $1,297.5 million, consisting of $6,544.5 million in total current assets and $5,247.0 million in total current liabilities.

Capital Spending
Capital spending was $383.1 million for the three months ended March 31, 2023 and was primarily comprised of annual maintenance, turnaround costs at our Delaware City, Chalmette, Torrance and Martinez refineries and spending related to our Renewable Diesel Facility at the Chalmette refinery. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. Excluding capital expenditures related to our Renewable Diesel Facility, we currently expect to spend an aggregate of approximately $700.0 million to $750.0 million during full-year 2023 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
The Renewable Diesel Facility remains under construction and is expected to be producing renewable diesel, and other products, in the first half of 2023. During the first quarter of 2023, we invested approximately $157.9 million in capital related to the project. We currently anticipate remaining capital expenditures to complete the project to range from $100.0 million to $150.0 million.
Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit, if open terms are exceeded, and arrange for shipment. We pay for the crude when invoiced, at which time any applicable letters of credit are lifted. We have a contract with Saudi Arabian Oil Company (“Saudi Aramco”) pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the acquisition of the Chalmette refinery we entered into a contract with Petróleos de Venezuela S.A. (“PDVSA”) for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA. Notwithstanding the suspension, the U.S. government sanctions imposed against PDVSA and Venezuela prevented us from purchasing crude oil under this agreement. In connection with the closing of the acquisition of the Torrance refinery, we entered into a crude supply agreement with Exxon Mobil Oil Corporation (“ExxonMobil”) for up to approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. In February 2023, ExxonMobil assigned its interest in this crude supply agreement to Green Gate San Ardo LLC. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
We currently have various crude supply agreements with terms through 2025 with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.

Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining (collectively, the “PBF Entities”), entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement.
At March 31, 2023, the last-in, first-out (“LIFO”) carrying value of the J. Aron Products included within Inventories in our Condensed Consolidated Balance Sheets was $239.8 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Tax Receivable Agreement Obligation
PBF Energy has recognized, as of March 31, 2023 and December 31, 2022, a liability for the Tax Receivable Agreement of $338.6 million, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of any deferred tax asset valuation allowance recognized in accordance with ASC 740. As of March 31, 2023, $61.1 million of the Tax Receivable Agreement obligation is recorded as a current liability and represents PBF Energy’s best estimate of payments to be made within a year. As future taxable income is recorded, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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

Dividends and Distributions
PBF Energy
On May 5, 2023, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 31, 2023 to PBF Energy Class A common stockholders of record at the close of business on May 17, 2023. PBF LLC intends to make pro-rata distributions of approximately $25.4 million, or $0.20 per unit to its members, including PBF Energy, which in turn, intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
At March 31, 2023 and December 31, 2022, we had gross open commodity derivative contracts representing 33.4 million barrels and 30.1 million barrels, respectively, with an unrealized net gain of $28.4 million and unrealized net loss of $13.9 million, respectively. The open commodity derivative contracts as of March 31, 2023 expire at various times during 2023 and 2024.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.9 million barrels and 32.8 million barrels at March 31, 2023 and December 31, 2022, respectively. The average cost of our hydrocarbon inventories was approximately

$80.09 and $80.04 per barrel on a LIFO basis at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address GHG and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. For certain of these contracts, we elect the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
Currently, the maximum commitment under our Revolving Credit Facility is $2.85 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2023, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $17.7 million annually.
The PBFX Revolving Credit Facility, with a maximum commitment of $500.0 million, bears interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the agreement governing the PBFX Revolving Credit Facility. At March 31, 2023, PBFX had no outstanding variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $3.7 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Energy and PBF LLC conducted separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2023. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures are effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Energy’s or PBF LLC’s internal controls over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, PBF Energy’s or PBF LLC’s internal controls over financial reporting.

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
On April 17, 2019, we received a Notice of Violation (“NOV”) from the South Coast Air Quality Management District (“SCAQMD”) relating to Title V deviations alleged to have occurred in second half of 2018. In May 2022, the SCAQMD requested that we present a settlement proposal to resolve the NOV. On June 16, 2022, we presented a settlement offer of $456,820 to settle the NOV. On July 22, 2022, the SCAQMD presented a counter proposal of $1.2 million. On August 25, 2022, we presented a counter proposal of $736,845. On December 15, 2022, the SCAQMD accepted our counter proposal. On March 13, 2023, the parties executed the settlement agreement.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the Court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the Court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the Court ordered the parties to submit draft orders for the Court’s consideration. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute Navarro as

Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. On September 22, 2022, the Ninth Circuit issued an order denying Plaintiffs’ petition for permission to file an interlocutory appeal, confirming that the case will proceed with Navarro as the sole plaintiff. On September 27, 2022, the Plaintiff filed a schedule of pretrial and trial dates with a trial date of July 18, 2023, which was approved by the Court. On January 13, 2023, the Defendants filed a motion for judgment on the pleadings. On January 23, 2023, the Plaintiff filed its opposition to the Defendants’ motion. Defendants’ reply to Plaintiff’s opposition was filed on January 30, 2023. Defendants’ motion was scheduled to be heard by the Court on February 13, 2023. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed Plaintiff’s trespass claim with prejudice and granted Plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, Plaintiff filed a Fourth Amended Complaint (“FAC”) relating to the remaining nuisance claims. On April 7, 2023, we responded to the FAC by filing a motion to dismiss for Plaintiff’s failure to establish standing to bring the nuisance claims. On April 17, 2023, Plaintiff filed its opposition to our motion. On April 24, 2023, we filed our reply to Plaintiff’s opposition. A hearing on our motion was scheduled for May 8, 2023 but, on May 2, 2023, the Court took the hearing on the motion off calendar. The Court may set a new hearing date if it decides that oral arguments are necessary. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, Martinez Refining Company LLC (“MRC”) filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the Bay Area Air Quality Management District (“BAAQMD”) requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of amendments to Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment (“Rule 6-5 Amendment”). MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act (“CEQA”) and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. On December 9, 2022, we filed a Motion to Augment/Correct the Administrative Record regarding various documents that the BAAQMD is currently withholding and do not plan to include in the administrative record. On December 30, 2022, the BAAQMD filed its opposition to our motion. On January 12, 2023, we filed our reply to the BAAQMD’s opposition. The hearing on our motion was held on February 2, 2023. At the hearing, although the Court partially denied our motion concerning documents where the BAAQMD asserted the attorney client privilege, the Court held that CEQA places a heavy burden on the BAAQMD in justifying withholding documents based on the deliberative privilege. At the Court’s request, the parties agreed to a process whereby they jointly identified approximately 50 of the withheld/redacted documents for the Court to review. The Court ruled on those documents on February 22, 2023, ordering full disclosure of two types of documents related to the BAAQMD’s cost-estimates for the rule. In compliance with the Court’s order, in March 2023, the BAAQMD produced additional or less-redacted versions of previously produced documents. On March 27, 2023, the Court entered a stipulation establishing the schedule going forward with the bench trial currently scheduled for

September 20, 2023. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended March 31, 2023, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act.
Share Repurchase Program
The following table summarizes PBF Energy’s Class A common stock share repurchase activity during the first quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximately Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions) (3)
January 1-31, 2023	852,923	$38.10	852,923	$811.1
February 1-28, 2023	—	—	—	—
March 1-31, 2023	3,194,363	42.26	3,194,363	676.0
Total	4,047,286	$41.39	4,047,286	$676.0
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.
(3) On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy’s Class A common stock. On May 3, 2023, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which have been effected through Rule 10b5-1 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We were not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

2.1	Subscription Agreement by and between PBF Energy Company LLC and Eni Sustainable Mobility S.p.A, dated as of February 16, 2023. (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 23, 2023 (File No. 001-35764)).

10.1†	Employment Agreement dated as of February 20, 2023 between Karen B. Davis and PBF Investments LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s current report on form 8-K dated February 15, 2023 (File No. 001-35764)).

10.2†	Form of 2023 Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s current report on form 8-K dated February 15, 2023 (File No. 001-35764)).)

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* (1)	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
———————

*	Filed herewith.
†	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	May 5, 2023	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Energy Company LLC

Date:	May 5, 2023	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)