Form 10-Q
period 2023-06-30
PBF Energy Inc.
filed 2023-08-03
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2023, PBF Energy Inc. had 123,595,257 shares of Class A common stock and 13 shares of Class B common stock outstanding.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of June 30, 2023. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Finance Corporation is a wholly-owned subsidiary of PBF Holding. PBF Logistics LP (“PBFX”) is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that owns and operates logistics assets that support our refining operations. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2022 of PBF Energy, which we refer to as our 2022 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•our ability to successfully manage the operations of our 50-50 equity method investment, St. Bernard Renewables LLC (“SBR”), which owns the biorefinery co-located with our Chalmette refinery in Louisiana (the “Renewable Diesel Facility”), together with our partner, Eni Sustainable Mobility US Inc., a subsidiary of Eni SpA (“Eni”);
•the possibility that the expected synergies and value creation from the Merger Transaction (as defined in “Factors Affecting Comparability Between Periods”) will not be realized, or will not be realized within the expected time period;
•liabilities arising from recent acquisitions or investments, that are unforeseen or exceed our expectations;
•our expectations and timing with respect to our acquisition and investment activity and whether such acquisitions and investments are accretive or dilutive to shareholders;
•adverse developments in our relationship with both our key employees and unionized employees;
•our indebtedness, including the impact of potential downgrades to our corporate credit rating and/or unsecured notes;
•changes in currency exchange rates, interest rates and capital costs;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•counterparty credit and performance risk exposure related to our supply and any inventory intermediation arrangements;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,516.9	$2,203.6
Accounts receivable	1,368.6	1,456.3
4,	2,832.3	2,763.6
Prepaid and other current assets	586.9	122.8
Total current assets	6,304.7	6,546.3
Property, plant and equipment, net	4,908.5	5,361.0
Equity method investment in SBR	927.5	—
Lease right of use assets	792.6	679.1
Deferred charges and other assets, net	1,100.9	962.7
Total assets	$14,034.2	$13,549.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$635.3	$854.6
Accrued expenses	3,409.8	3,720.8
Payable pursuant to Tax Receivable Agreement	61.1	—
Deferred revenue	75.4	40.6
Current operating lease liabilities	120.8	60.5
Current debt	—	524.2
Total current liabilities	4,302.4	5,200.7
Long-term debt	1,441.5	1,434.9
Payable pursuant to Tax Receivable Agreement	277.5	338.6
Deferred tax liabilities	847.1	535.4
Long-term operating lease liabilities	614.0	552.7
Long-term financing lease liabilities	52.1	57.9
Other long-term liabilities	316.3	372.9
Total liabilities	7,850.9	8,493.1
Commitments and contingencies (Note 7)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 124,002,726 shares outstanding at June 30, 2023, 129,639,307 shares outstanding at December 31, 2022	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 13 shares outstanding at June 30, 2023, 13 shares outstanding at December 31, 2022	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at June 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 17,679,441 shares outstanding at June 30, 2023 and 10,937,916 shares outstanding at December 31, 2022	(597.9)	(327.0)
Additional paid in capital	3,237.0	3,201.6
Retained earnings	3,407.2	2,056.0
Accumulated other comprehensive loss	(1.5)	(1.5)
Total PBF Energy Inc. equity	6,044.9	4,929.2
Noncontrolling interest	138.4	126.8
Total equity	6,183.3	5,056.0
Total liabilities and equity	$14,034.2	$13,549.1
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,157.6	$14,077.7	$18,452.6	$23,219.4
Cost and expenses:
Cost of products and other	7,908.0	11,380.5	15,703.3	19,586.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	597.0	637.6	1,378.4	1,258.0
Depreciation and amortization expense	142.2	120.1	284.1	238.4
Cost of sales	8,647.2	12,138.2	17,365.8	21,083.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	104.2	153.2	164.2	206.7
Depreciation and amortization expense	2.3	1.9	4.2	3.8
Change in fair value of contingent consideration, net	(16.6)	77.6	(32.9)	127.9
Gain on formation of SBR equity method investment	(968.9)	—	(968.9)	—
Loss (gain) on sale of assets	0.2	0.2	(1.4)	0.3
Total cost and expenses	7,768.4	12,371.1	16,531.0	21,421.8
Income from operations	1,389.2	1,706.6	1,921.6	1,797.6
Other income (expense):
Interest expense, net	(13.8)	(85.5)	(32.5)	(163.9)
Change in Tax Receivable Agreement liability	—	(267.2)	—	(286.5)
Change in fair value of catalyst obligations	0.5	7.2	1.2	2.3
Gain on extinguishment of debt	—	3.8	—	3.8
Other non-service components of net periodic benefit cost	0.1	2.2	0.4	4.4
Other income	2.3	—	—	—
Income before income taxes	1,378.3	1,367.1	1,890.7	1,357.7
Income tax expense	347.9	131.3	474.4	125.2
Net income	1,030.4	1,235.8	1,416.3	1,232.5
Less: net income attributable to noncontrolling interests	10.0	32.1	13.8	49.9
Net income attributable to PBF Energy Inc. stockholders	$1,020.4	$1,203.7	$1,402.5	$1,182.6

Weighted-average shares of Class A common stock outstanding
Basic	125,288,452	121,268,354	127,028,449	120,886,059
Diluted	130,446,002	125,658,046	132,428,607	124,411,545
Net income available to Class A common stock per share:
Basic	$8.14	$9.93	$11.04	$9.78
Diluted	$7.88	$9.65	$10.67	$9.58

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,030.4	$1,235.8	$1,416.3	$1,232.5
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.5)	(0.6)	(0.1)	(1.7)
Net gain on pension and other post-retirement benefits	0.1	—	0.1	0.1
Total other comprehensive income (loss)	(0.4)	(0.6)	—	(1.6)
Comprehensive income	1,030.0	1,235.2	1,416.3	1,230.9
Less: comprehensive income attributable to noncontrolling interests	10.0	32.1	13.8	49.9
Comprehensive income attributable to PBF Energy Inc. stockholders	$1,020.0	$1,203.1	$1,402.5	$1,181.0

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2023	126,543,857	$0.1	13	$—	$3,223.2	$2,412.1	$(1.1)	15,000,026	$(496.4)	$130.4	$5,268.3
Comprehensive income (loss)	—	—	—	—	—	1,020.4	(0.4)	—	—	10.0	1,030.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Dividends ($0.20 per common share)	—	—	—	—	—	(25.3)	—	—	—	—	(25.3)
Stock-based compensation expense	—	—	—	—	7.2	—	—	—	—	—	7.2
Transactions in connection with stock-based compensation plans	138,284	—	—	—	6.0	—	—	—	—	—	6.0
Treasury stock purchases	(2,679,415)	—	—	—	0.6	—	—	2,679,415	(101.5)	—	(100.9)
Balance, June 30, 2023	124,002,726	$0.1	13	$—	$3,237.0	$3,407.2	$(1.5)	17,679,441	$(597.9)	$138.4	$6,183.3

Balance, March 31, 2022	120,617,648	$0.1	15	$—	$2,882.0	$(817.2)	$16.3	6,731,747	$(170.2)	$615.1	$2,526.1
Comprehensive income (loss)	—	—	—	—	—	1,203.7	(0.6)	—	—	32.1	1,235.2
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(10.1)	(10.1)
Stock-based compensation expense	—	—	—	—	6.6	—	—	—	—	2.8	9.4
Transactions in connection with stock-based compensation plans	1,292,977	—	—	—	26.5	—	—	—	—	(1.3)	25.2
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	0.3	—	—	—	—	—	0.3
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	24,748	—	(2)	—	0.1	—	—	—	—	(0.1)	—
Treasury stock purchases	(10,972)	—	—	—	0.3	—	—	10,972	(0.3)	—	—
Other	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, June 30, 2022	121,924,401	$0.1	13	$—	$2,915.8	$386.5	$15.7	6,742,719	$(170.5)	$638.9	$3,786.5
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	129,639,307	$0.1	13	$—	$3,201.6	$2,056.0	$(1.5)	10,937,916	$(327.0)	$126.8	$5,056.0
Comprehensive income	—	—	—	—	—	1,402.5	—	—	—	13.8	1,416.3
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Dividends ($0.40 per common share)	—	—	—	—	—	(51.3)	—	—	—	—	(51.3)
Stock-based compensation expense	—	—	—	—	13.7	—	—	—	—	—	13.7
Transactions in connection with stock-based compensation plans	1,104,944	—	—	—	20.4	—	—	—	—	—	20.4
Treasury stock purchases	(6,741,525)	—	—	—	1.2	—	—	6,741,525	(270.9)	—	(269.7)
Other	—	—	—	—	0.1	—	—	—	—	—	0.1
Balance, June 30, 2023	124,002,726	$0.1	13	$—	$3,237.0	$3,407.2	$(1.5)	17,679,441	$(597.9)	$138.4	$6,183.3

Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8
Comprehensive income (loss)	—	—	—	—	—	1,182.6	(1.6)	—	—	49.9	1,230.9
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(20.1)	(20.1)
Stock-based compensation expense	—	—	—	—	13.2	—	—	—	—	3.5	16.7
Transactions in connection with stock-based compensation plans	1,634,742	—	—	—	27.1	—	—	—	—	(1.3)	25.8
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	35,992	—	(2)	—	0.1	—	—	—	—	(0.1)	—
Treasury stock purchases	(65,910)	—	—	—	1.4	—	—	65,910	(1.4)	—	—
Other	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, June 30, 2022	121,924,401	$0.1	13	$—	$2,915.8	$386.5	$15.7	6,742,719	$(170.5)	$638.9	$3,786.5

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,416.3	$1,232.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299.7	253.0
Stock-based compensation	18.9	18.0
Change in fair value of catalyst obligations	(1.2)	(2.3)
Deferred income taxes	311.6	60.2
Change in Tax Receivable Agreement liability	—	286.5
Non-cash change in inventory repurchase obligations	8.5	(3.4)
Change in fair value of contingent consideration, net	(32.9)	127.9
Gain on extinguishment of debt	—	(3.8)
Pension and other post-retirement benefit costs	23.9	23.8
Gain on formation of SBR equity method investment	(968.9)	—
(Gain) loss on sale of assets	(1.4)	0.3

Changes in operating assets and liabilities:
Accounts receivable	87.7	(689.9)
Inventories	(143.6)	(471.3)
Prepaid and other current assets	(38.5)	(139.1)
Accounts payable	(203.3)	396.9
Accrued expenses	(286.9)	1,163.8
Deferred revenue	34.8	42.9
Other assets and liabilities	(19.0)	(27.0)
Net cash provided by operating activities	$505.7	$2,269.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(447.1)	(226.5)
Expenditures for deferred turnaround costs	(268.0)	(166.8)
Expenditures for other assets	(35.0)	(43.6)
Proceeds from sale of assets	4.4	—
Equity method investment - return of capital	431.0	—
Net cash used in investing activities	$(314.7)	$(436.9)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Dividend payments	$(50.9)	$—
Distributions to PBFX public unitholders	—	(19.6)
Distributions to PBF Energy Company LLC members other than PBF Energy	(2.2)	—
Repurchase of 2028 6.00% Senior Notes	—	(21.1)
Repurchase of 2025 7.25% Senior Notes	—	(4.8)
Repayments of revolver borrowings	—	(900.0)
Repayments of PBFX revolver borrowings	—	(70.0)
Redemption of PBFX 2023 Senior Notes	(525.0)	—
Payments on financing leases	(5.8)	(5.7)
Proceeds from insurance premium financing	35.0	32.4
Payments of contingent consideration	(80.1)	(2.7)
Transactions in connection with stock-based compensation plans, net	20.4	—
Purchase of treasury stock	(267.6)	—
Deferred financing costs and other, net	(1.5)	(7.8)
Net cash used in financing activities	$(877.7)	$(999.3)

Net change in cash and cash equivalents	(686.7)	832.8
Cash and cash equivalents, beginning of period	2,203.6	1,341.5
Cash and cash equivalents, end of period	$1,516.9	$2,174.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$109.5	$119.4
Assets acquired or remeasured under operating and financing leases	174.1	30.1
SBR Contribution Receivable	429.6	—
Contribution of assets to SBR equity method investment	(739.8)	—
Settlement of affiliate note payable to fund investment in SBR working capital	(74.9)	—
Cash paid during the period for:
Interest (net of capitalized interest of $28.2 million and $9.3 million in 2023 and 2022, respectively)	$54.3	$150.5
Income taxes	127.4	1.9

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
PBF Energy holds a 99.3% economic interest in PBF LLC as of June 30, 2023 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF LLC, together with its subsidiaries, owns an interest in an equity method investment that owns and operates a biorefinery co-located with the Chalmette refinery in Louisiana (the “Renewable Diesel Facility”).
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy and PBF LLC financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment in Equity Method Investee
On June 27, 2023, the Company contributed certain assets to St. Bernard Renewables LLC (“SBR”), a jointly held investment between the Company and Eni Sustainable Mobility US. Inc., a controlled subsidiary of Eni S.p.A. (collectively “Eni”). The Company accounts for its now 50% equity ownership of SBR as an equity method investment, as the Company has significant influence, but not control, over SBR. Equity method investments are recognized at cost, adjusted for the investor’s portion of the investee’s earnings and reduced by distributions from the investee, and presented as “Equity method investment in SBR” on the consolidated balance sheets. Equity method earnings, which were de minimis for the three and six months ended June 30, 2023, will be recognized as “Equity income (loss) in investee” in the consolidated statements of operations.
Since the Company contributed certain nonmonetary assets in exchange for its 50% interest in the entity, the Company recognized a gain on its contribution for the difference between the fair value of the consideration received, including its 50% noncontrolling interest, and the carrying value of the related assets contributed. The fair value of those contributed items is the initial cost basis of the investment.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2023 or December 31, 2022.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES
Inventories consisted of the following:

June 30, 2023
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,200.1	$140.2	$1,340.3
Refined products and blendstocks	1,254.2	93.9	1,348.1
Warehouse stock and other	143.9	—	143.9
	$2,598.2	$234.1	$2,832.3
Lower of cost or market adjustment	—	—	—
Total inventories	$2,598.2	$234.1	$2,832.3

December 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,195.2	$140.9	$1,336.1
Refined products and blendstocks	1,244.7	40.9	1,285.6
Warehouse stock and other	141.9	—	141.9
	$2,581.8	$181.8	$2,763.6
Lower of cost or market adjustment	—	—	—
Total inventories	$2,581.8	$181.8	$2,763.6
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
Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchased and held title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the "Refineries") and delivered into storage tanks at the Refineries (the "Storage Tanks"). The J. Aron Products were sold back to the Company as the J. Aron Products were discharged out of the Storage Tanks. These purchases and sales were settled daily, and pricing was trued-up monthly at the market prices related to those J. Aron Products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the Refineries to J. Aron. Additionally, J. Aron had the right to store the J. Aron Products purchased in Storage Tanks under the Third Inventory Intermediation Agreement and retained these storage rights for the term of the agreement. PBF Holding continues to market and sell the J. Aron Products independently to third parties. On June 28, 2023, the PBF Entities entered into a second amendment of the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023. Following the early termination the Company will own all of the inventory previously held by J. Aron.
As of June 30, 2023 and December 31, 2022 there was no lower of cost or market adjustment recorded as the replacement value of inventories exceeded the last-in, first-out carrying value.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. EQUITY INVESTMENT IN SBR
On June 27, 2023, the Company and Eni consummated the closing of the equity method investment transaction and the capitalization of SBR, a jointly held investee designed to own, develop, and operate the Renewable Diesel Facility. The Company contributed the SBR business with an estimated fair value of approximately $1.72 billion, excluding working capital, in exchange for $431.0 million of cash contributed by Eni at close and its 50% interest in the entity, which includes rights to special distributions from SBR (with corresponding amounts funded by Eni) based on the achievement of certain project milestones and performance criteria. The Company received the first special distribution of $414.6 million subsequent to the commercial start up of the pre-treatment unit in July 2023, and is entitled to an additional $15.0 million of estimated contingent consideration if certain project milestones and performance conditions are met. The Company recorded a gain of $968.9 million resulting from the difference between the fair value of the consideration received, including its 50% noncontrolling interest, and the carrying value of the related assets contributed.
The Company determined that SBR is a variable interest entity (“VIE”) because the entity does not have sufficient equity at risk to fund its operations without additional financial support from its owners. The Company is not the primary beneficiary of this VIE because it does not have the ability to make the most relevant decisions that significantly affect its economic performance.
The investment in SBR is accounted for under the equity method, and the Company has a maximum exposure to loss from it based on its recognized investment value, which includes $429.6 million at June 30, 2023 of potential special distributions from SBR (for which Eni is responsible to make corresponding contributions) and was included within Prepaid and other assets in the Company’s Condensed Consolidated Balance Sheet. In July 2023, the first contingency was met, and the Company subsequently received $414.6 million in a special distribution. The Company does not have any further exposure to losses beyond its recognized equity interest.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Inventory-related accruals	$1,659.5	$1,417.4
Renewable energy credit and emissions obligations (a)	792.3	1,361.1
Inventory intermediation agreement (b)	177.8	98.3
Accrued transportation costs	159.8	127.3
Excise and sales tax payable	138.5	123.6
Accrued salaries and benefits	115.5	173.1
Accrued refinery maintenance and support costs	65.2	48.1
Accrued income tax payable	57.3	16.5
Accrued utilities	51.8	105.4
Accrued capital expenditures	45.8	86.3
Contingent consideration	29.4	81.6
Accrued interest	20.5	24.9
Environmental liabilities	14.5	14.9
Current finance lease liabilities	11.7	11.7
Other	70.2	30.6
Total accrued expenses	$3,409.8	$3,720.8
_____________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of June 30, 2023, the Company had entered into approximately $501.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s AB 32 liability is part of an ongoing triennial period program which will be settled through 2024.
(b) The Company had the obligation to repurchase the J. Aron Products that were held in its Storage Tanks in accordance with the Third Inventory Intermediation Agreement. As of June 30, 2023 and December 31, 2022, a liability was recognized based on the repurchase obligation under the Third Inventory Intermediation Agreement for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other. As described in “Note 3 - Inventories”, the Company amended this agreement to allow for an early termination effective July 31, 2023.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(In millions)	June 30, 2023	December 31, 2022
2028 Senior Notes	$801.6	$801.6
2025 Senior Notes	664.5	664.5
PBFX 2023 Senior Notes	—	525.0
Revolving Credit Facility	—	—
PBFX Revolving Credit Facility	—	—
Catalyst financing arrangements	2.7	4.0
	1,468.8	1,995.1
Less — Current debt	—	(524.2)
Unamortized premium	—	0.2
Unamortized deferred financing costs	(27.3)	(36.2)
Long-term debt	$1,441.5	$1,434.9
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
PBFX Revolving Credit Facility
On June 20, 2023, the Company terminated the $500.0 million PBFX senior secured revolving credit facility (the “PBFX Revolving Credit Facility”), which was originally set to mature on July 30, 2023. There were no outstanding borrowings under the PBFX Revolving Credit Facility as of the termination date.
As of June 30, 2023, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $113.3 million as of June 30, 2023 ($117.0 million as of December 31, 2022), and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $156.7 million and $157.7 million at June 30, 2023 and December 31, 2022, respectively, of which $142.2 million and $142.8 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US, based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). Upon acquisition of the refinery, the Company recorded the estimated acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheet. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $29.4 million as of June 30, 2023 and is included within Accrued expenses within the Company’s Condensed Consolidated Balance Sheet. The fair value of the Martinez Contingent Consideration was estimated to be $147.3 million as of December 31, 2022 (of which approximately $80.0 million was included within Accrued expenses and paid in April 2023).

PBF ENERGY INC.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both June 30, 2023 and December 31, 2022. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of both June 30, 2023 and December 31, 2022, PBF Energy recognized a liability of $338.6 million related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with Financial Accounting Standard Board, Accounting Standard Codification (“ASC”) 740, Income Taxes. As of June 30, 2023, $61.1 million of the Tax Receivable Agreement obligation is recorded as a current liability and represents PBF Energy’s best estimate of payments to be made within a year. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 12 - Income Taxes” for more details.

8. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both June 30, 2023 and December 31, 2022.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2022 and June 30, 2023 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2022	910,457	129,639,307	130,549,764
	0.7%	99.3%	100.0%
June 30, 2023	910,457	124,002,726	124,913,183
	0.7%	99.3%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.
Noncontrolling Interest in PBFX
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX. Prior to the Merger Transaction which closed on November 30, 2022, PBF LLC held a 47.7% limited partner interest in PBFX with the remaining 52.3% limited partner interest owned by the public common unitholders. As of December 31, 2022, noncontrolling interest on the Consolidated Statements of Operations included the portion of net income or loss attributable to the economic interest in PBFX held by the public common unitholders of PBFX other than PBF Energy (through its ownership in PBF LLC) through November 30, 2022, and noncontrolling interest on the Consolidated Balance Sheets was eliminated. As of June 30, 2023, noncontrolling interest on the Condensed Consolidated Statements of Operations and noncontrolling interest on the Condensed Consolidated Balance Sheets were eliminated.
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three and six months ended June 30, 2023, the Company recorded noncontrolling interest in the earnings of these subsidiaries of $0.1 million and $0.4 million, respectively. In the three and six months ended June 30, 2022, the Company recorded noncontrolling interest in the earnings of these subsidiaries of $(0.6) million and $(1.7) million, respectively.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the six months ended June 30, 2023 and 2022, respectively:

(In millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2023	$4,929.2	$114.6	$12.2	$5,056.0
Comprehensive income	1,402.5	13.4	0.4	1,416.3
Dividends and distributions	(51.3)	(2.2)	—	(53.5)
Stock-based compensation expense	13.7	—	—	13.7
Transactions in connection with stock-based compensation plans	20.4	—	—	20.4
Treasury stock purchases	(269.7)	—	—	(269.7)
Other	0.1	—	—	0.1
Balance at June 30, 2023	$6,044.9	$125.8	$12.6	$6,183.3

(In millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive income (loss)	1,181.0	12.2	(1.7)	39.4	1,230.9
Dividends and distributions	—	—	—	(20.1)	(20.1)
Stock-based compensation expense	13.2	—	—	3.5	16.7
Transactions in connection with stock-based compensation plans	27.1	—	—	(1.3)	25.8
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	0.1	(0.1)	—	—	—
Other	—	—	0.4	—	0.4
Balance at June 30, 2022	$3,147.6	$107.5	$10.9	$520.5	$3,786.5
Treasury Stock
On December 12, 2022, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). On May 3, 2023, the Company's Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. During the three months ended June 30, 2023, the Company purchased 2,663,591 shares for $100.0 million, inclusive of commissions paid. During the six months ended June 30, 2023, the Company purchased 6,710,877 shares for $267.6 million, inclusive of commissions paid.
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

9. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2023, PBF LLC made aggregate non-tax quarterly distributions of $51.2 million, or $0.40 per unit to its members, of which $50.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $50.9 million to pay quarterly cash dividends of $0.20 per share of Class A common stock on March 16, 2023 and May 31, 2023.

10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$11.9	$13.9	$24.0	$27.8
Interest cost	4.6	1.9	8.9	3.9
Expected return on plan assets	(4.8)	(4.3)	(9.6)	(8.7)
Net periodic benefit cost	$11.7	$11.5	$23.3	$23.0

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.1	0.2	0.3	0.3
Amortization of prior service cost and actuarial loss	—	—	—	0.1
Net periodic benefit cost	$0.2	$0.4	$0.6	$0.8

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. REVENUES
As described in “Note 15 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended June 30,
(In millions)	2023	2022
Refining Segment:
Gasoline and distillates	$8,142.1	$12,520.9
Asphalt and blackoils	385.0	667.2
Feedstocks and other	349.8	451.9
Chemicals	174.2	291.2
Lubricants	97.3	132.8
Total	9,148.4	14,064.0
Logistics Segment:
Logistics	94.0	93.4
Total revenues prior to eliminations	9,242.4	14,157.4
Elimination of intercompany revenues	(84.8)	(79.7)
Total Revenues	$9,157.6	$14,077.7

	Six Months Ended June 30,
(In millions)	2023	2022
Refining Segment:
Gasoline and distillates	$16,374.7	$20,558.6
Asphalt and blackoils	788.2	1,126.1
Feedstocks and other	767.6	786.8
Chemicals	314.4	498.2
Lubricants	189.0	222.5
Total Refining Revenue	18,433.9	23,192.2
Logistics Segment:
Logistics Revenue	192.5	182.8
Total revenue prior to eliminations	18,626.4	23,375.0
Elimination of intercompany revenue	(173.8)	(155.6)
Total Revenues	$18,452.6	$23,219.4
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $75.4 million and $40.6 million as of June 30, 2023 and December 31, 2022, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.3% as of both June 30, 2023 and December 31, 2022). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to federal income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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
The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Current income tax expense	$78.7	$65.0	$162.8	$65.0
Deferred income tax expense	269.2	66.3	311.6	60.2
Total income tax expense	$347.9	$131.3	$474.4	$125.2
The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interests as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2023 was 25.4% and 25.3%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2022, was 9.8% and 9.6%, respectively.
PBF Energy’s effective income tax rate for the three and six months ended June 30, 2023, including the impact of income attributable to noncontrolling interests of $10.0 million and $13.8 million, respectively, was 25.2% and 25.1%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2022, including the impact of income attributable to noncontrolling interests of $32.1 million and $49.9 million, respectively, was 9.6% and 9.2%, respectively.
For the three and six months ended June 30, 2023, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes.
For the three and six months ended June 30, 2022, the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to changes in the deferred tax asset valuation allowance.
The Company has determined there are no material uncertain tax positions as of June 30, 2023. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2023 and December 31, 2022.
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

	As of June 30, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(In millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$130.1	$—	$—	$130.1	N/A	$130.1
Commodity contracts	20.3	33.8	11.9	66.0	(49.4)	16.6
Derivatives included within inventory intermediation agreement obligations	—	16.6	—	16.6	—	16.6
Liabilities:
Commodity contracts	13.4	36.0	—	49.4	(49.4)	—
Catalyst obligations	—	2.7	—	2.7	—	2.7
Renewable energy credit and emissions obligations	—	792.3	—	792.3	—	792.3
Contingent consideration obligation	—	—	29.4	29.4	—	29.4

	As of December 31, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(In millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$110.0	$—	$—	$110.0	N/A	$110.0
Commodity contracts	33.8	15.7	—	49.5	(35.6)	13.9
Derivatives included within inventory intermediation agreement obligations	—	25.1	—	25.1	—	25.1
Liabilities:
Commodity contracts	20.6	11.8	3.2	35.6	(35.6)	—
Catalyst obligations	—	4.0	—	4.0	—	4.0
Renewable energy credit and emissions obligations	—	1,361.1	—	1,361.1	—	1,361.1
Contingent consideration obligation	—	—	147.3	147.3	—	147.3

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
•The contingent consideration obligation at June 30, 2023 and December 31, 2022 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2023 and December 31, 2022, $18.8 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Balance at beginning of period	$123.4	$80.0	$150.5	$32.3
Additions	—	—	—	—
Settlements	(78.2)	—	(83.6)	(2.6)
Unrealized (gain) loss included in earnings	(27.7)	77.6	(49.4)	127.9
Balance at end of period	$17.5	$157.6	$17.5	$157.6
There were no transfers between levels during the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(In millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$747.9	$801.6	$703.7
2025 Senior Notes (a)	664.5	664.6	664.5	656.0
PBFX 2023 Senior Notes (a)	—	—	525.0	525.1
Catalyst financing arrangements (b)	2.7	2.7	4.0	4.0
	1,468.8	1,415.2	1,995.1	1,888.8
Less - Current debt	—	—	(524.2)	(524.2)
Unamortized premium	—	n/a	0.2	n/a
Less - Unamortized deferred financing costs	(27.3)	n/a	(36.2)	n/a
Long-term debt	$1,441.5	$1,415.2	$1,434.9	$1,364.6
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
As of June 30, 2023 and December 31, 2022, there were 1,896,752 and 1,945,994 barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges, respectively. As of June 30, 2023, there were 1,360,170 barrels of intermediates and refined products (780,734 barrels at December 31, 2022) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2023, there were 17,689,000 barrels of crude oil and 11,686,400 barrels of refined products (17,890,000 and 12,175,200, respectively, as of December 31, 2022), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of June 30, 2023 and December 31, 2022, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$16.6
December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$25.1

Derivatives not designated as hedging instruments:
June 30, 2023:
Commodity contracts	Accounts receivable	$16.6
December 31, 2022:
Commodity contracts	Accounts receivable	$13.9

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(12.7)
For the three months ended June 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(37.3)
For the six months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(8.5)
For the six months ended June 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$3.4

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2023:
Commodity contracts	Cost of products and other	$23.3
For the three months ended June 30, 2022:
Commodity contracts	Cost of products and other	$(25.2)
For the six months ended June 30, 2023:
Commodity contracts	Cost of products and other	$38.1
For the six months ended June 30, 2022:
Commodity contracts	Cost of products and other	$(52.1)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$12.7
For the three months ended June 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$37.3
For the six months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.5
For the six months ended June 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(3.4)
The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.

PBF ENERGY INC.
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
Total assets of each segment consist of property, plant and equipment, inventories, cash and cash equivalents, accounts receivable and other assets directly associated with the segment’s operations. Corporate assets consist primarily of the Company’s equity method investment in SBR, non-operating property, plant and equipment and other assets not directly related to the Company’s refinery and logistics operations.
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2023 and June 30, 2022 are presented below.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2023
(In millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,148.4	$94.0	$—	$(84.8)	$9,157.6
Depreciation and amortization expense	133.0	9.2	2.3	—	144.5
Income from operations (1)	455.6	51.9	881.7	—	1,389.2
Interest expense, net	(6.9)	0.1	20.6	—	13.8
Capital expenditures (2)	362.1	2.4	2.5	—	367.0

	Three months ended June 30, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$14,064.0	$93.4	$—	$(79.7)	$14,077.7
Depreciation and amortization expense	111.0	9.1	1.9	—	122.0
Income (loss) from operations	1,883.4	49.3	(226.1)	—	1,706.6
Interest expense, net	5.5	10.2	69.8	—	85.5
Capital expenditures (2)	207.4	1.7	2.3	—	211.4

	Six Months Ended June 30, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,433.9	$192.5	$—	$(173.8)	$18,452.6
Depreciation and amortization expense	265.9	18.2	4.2	—	288.3
Income from operations (1)	981.3	101.6	838.7	—	1,921.6
Interest (income) expense, net	(11.0)	3.8	39.7	—	32.5
Capital expenditures (2)	741.3	5.1	3.7	—	750.1

	Six Months Ended June 30, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$23,192.2	$182.8	$—	$(155.6)	$23,219.4
Depreciation and amortization expense	219.8	18.6	3.8	—	242.2
Income (loss) from operations	2,029.5	95.7	(327.6)	—	1,797.6
Interest expense, net	8.6	20.3	135.0	—	163.9
Capital expenditures (2)	430.5	3.1	3.3	—	436.9

	Balance at June 30, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$12,270.6	$817.1	$983.2	$(36.7)	$14,034.2

	Balance at December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,587.9	$863.1	$136.3	$(38.2)	$13,549.1
(1) Income from operations within Corporate for the three and six months ended June 30, 2023 includes $968.9 million related to the gain on formation of SBR equity method investment.
(2) For the three and six months ended June 30, 2023, the Company’s refining segment includes $107.4 million and $265.3 million, respectively, of capital expenditures related to the Renewable Diesel Facility. For the three and six months ended June 30, 2022, the Company’s refining segment included $52.0 million and $92.0 million, respectively, of capital expenditures related to the Renewable Diesel Facility.
(3) Corporate assets include the Company’s Equity method investment in SBR of $927.5 million.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. NET INCOME PER SHARE
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
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2023	2022	2023	2022
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$1,020.4	$1,203.7	$1,402.5	$1,182.6
Less: Income allocated to participating securities	—	—	—	—
Income available to PBF Energy Inc. stockholders - basic	$1,020.4	$1,203.7	$1,402.5	$1,182.6
Denominator for basic net income per Class A common share - weighted average shares	125,288,452	121,268,354	127,028,449	120,886,059
Basic net income attributable to PBF Energy per Class A common share	$8.14	$9.93	$11.04	$9.78

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$1,020.4	$1,203.7	$1,402.5	$1,182.6
Plus: Net income attributable to noncontrolling interest (1)	9.9	12.2	13.4	12.2
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(2.6)	(3.2)	(3.5)	(3.2)
Numerator for diluted net income per PBF Energy Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$1,027.7	$1,212.7	$1,412.4	$1,191.6

Denominator:(1)
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	125,288,452	121,268,354	127,028,449	120,886,059
Effect of dilutive securities:(2)
Conversion of PBF LLC Series A Units	910,457	923,334	910,457	925,649
Common stock equivalents	4,247,093	3,466,358	4,489,701	2,599,837
Denominator for diluted net income per PBF Energy Class A common share-adjusted weighted average shares	130,446,002	125,658,046	132,428,607	124,411,545
Diluted net income attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$7.88	$9.65	$10.67	$9.58

___________________________________________

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.0% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2023 and a 25.9% estimated annualized statutory corporate tax rate for the three and six months ended June 30, 2022), attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 1,057,673 and 1,130,197 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2023, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 3,539,238 and 7,934,448 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2022, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

17. SUBSEQUENT EVENTS
Dividend Declared
On August 3, 2023, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on August 31, 2023 to PBF Energy Class A common stockholders of record at the close of business on August 17, 2023.
Share Repurchases
From July 1, 2023 through August 2, 2023, the Company purchased an additional 443,815 shares of PBF Energy’s Class A common stock under the Repurchase Program for $17.7 million, inclusive of commissions paid.
Early Termination of the Inventory Intermediation Agreement
On July 31, 2023, in conjunction with the early termination of the Third Inventory Intermediation Agreement, the Company made a provisional payment of $268.0 million for the inventory previously held by J. Aron and the related costs associated with exiting the agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy included in the Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries, and our 50% interest in SBR.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets and own a 50% interest in the Renewable Diesel Facility through our SBR partnership. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.
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

As of June 30, 2023, PBF Energy owned 124,023,957 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 910,457 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in us (99.3% and 0.7% as of December 31, 2022, respectively).

Business Developments
Recent significant business developments affecting us are discussed below.
Renewable Diesel Facility
On June 27, 2023, the Company and Eni completed the closing of the equity method investment transaction and the capitalization of SBR, a jointly held investee designed to own, develop, and operate the Renewable Diesel Facility. We contributed the SBR business, which had a total estimated fair value of $1.72 billion, excluding working capital. To date, Eni has contributed $845.6 million of total consideration, which consisted of $431.0 million of cash distributed to us at close and an additional $414.6 million of cash contributed after the commercial start up of the pre-treatment unit in July 2023. Eni is obligated to contribute incremental contingent consideration currently estimated at $15.0 million, subject to the achievement of certain project milestones and performance criteria. SBR now owns the Renewable Diesel Facility. We recorded a gain of $968.9 million resulting from the difference between the fair value of the consideration received, including our 50% noncontrolling interest, and the carrying value of the related assets contributed. As stipulated in the agreements with Eni, we will continue to manage project execution and serve as the operator of the facility. Please see “Note 4 - Equity Investment in SBR” of our Notes to Condensed Consolidated Financial Statements, for further discussion.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Renewable Diesel Facility
On June 27, 2023, we closed on the jointly held investment in SBR. In connection with this investment, we contributed the SBR business, with an estimated fair value of $1.72 billion, excluding working capital. Eni contributed $845.6 million in cash, which consists of $431.0 million of cash distributed to us at close and an additional $414.6 million of cash contributed after the commercial start up of the pre-treatment unit in July 2023. Eni is obligated to contribute incremental contingent consideration currently estimated at $15.0 million subject to the achievement of certain project milestone and performance criteria. We recorded a gain of $968.9 million resulting from the difference between the fair value of the consideration received, including our 50% noncontrolling interest, and the carrying value of the related assets contributed.
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

Share Repurchase Program
On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). On May 3, 2023, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. During the three months ended June 30, 2023, we purchased 2,663,591 shares for $100.0 million, inclusive of commissions paid. During the six months ended June 30, 2023, we purchased 6,710,877 shares for $267.6 million, inclusive of commissions paid.
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
Debt and Credit Facilities
PBFX Revolving Credit Facility
On June 20, 2023, we terminated the $500.0 million PBFX senior secured revolving credit facility (the “PBFX Revolving Credit Facility”), which was originally set to mature on July 30, 2023. There were no outstanding borrowings under the PBFX Revolving Credit Facility as of the termination date.
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
Tax Receivable Agreement
As of both June 30, 2023 and December 31, 2022, PBF Energy recognized a liability for the Tax Receivable Agreement of $338.6 million, reflecting the estimate of the undiscounted amounts that PBF Energy expected to pay under the agreement, net of any impacts of a deferred tax asset valuation allowance recognized in accordance with ASC 740. As of June 30, 2023, $61.1 million of the Tax Receivable Agreement obligation is recorded as a current liability and represents PBF Energy’s best estimate of payments to be made within a year. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2023 and 2022 (amounts in millions, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,157.6	$14,077.7	$18,452.6	$23,219.4
Cost and expenses:
Cost of products and other	7,908.0	11,380.5	15,703.3	19,586.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	597.0	637.6	1,378.4	1,258.0
Depreciation and amortization expense	142.2	120.1	284.1	238.4
Cost of sales	8,647.2	12,138.2	17,365.8	21,083.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	104.2	153.2	164.2	206.7
Depreciation and amortization expense	2.3	1.9	4.2	3.8
Change in fair value of contingent consideration, net	(16.6)	77.6	(32.9)	127.9
Gain on formation of SBR equity method investment	(968.9)	—	(968.9)	—
Loss (gain) on sale of assets	0.2	0.2	(1.4)	0.3
Total cost and expenses	7,768.4	12,371.1	16,531.0	21,421.8
Income from operations	1,389.2	1,706.6	1,921.6	1,797.6
Other income (expense):
Interest expense, net	(13.8)	(85.5)	(32.5)	(163.9)
Change in Tax Receivable Agreement liability	—	(267.2)	—	(286.5)
Change in fair value of catalyst obligations	0.5	7.2	1.2	2.3
Gain on extinguishment of debt	—	3.8	—	3.8
Other non-service components of net periodic benefit cost	0.1	2.2	0.4	4.4
Other income	2.3	—	—	—
Income before income taxes	1,378.3	1,367.1	1,890.7	1,357.7
Income tax expense	347.9	131.3	474.4	125.2
Net income	1,030.4	1,235.8	1,416.3	1,232.5
Less: net income attributable to noncontrolling interests	10.0	32.1	13.8	49.9
Net income attributable to PBF Energy Inc. stockholders	$1,020.4	$1,203.7	$1,402.5	$1,182.6
Consolidated gross margin	$510.4	$1,939.5	$1,086.8	$2,136.3
Gross refining margin (1)	$1,160.2	$2,608.2	$2,566.0	$3,458.9
Net income available to Class A common stock per share:
Basic	$8.14	$9.93	$11.04	$9.78
Diluted	$7.88	$9.65	$10.67	$9.58
_________________________________
(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Key Operating Information
Production (bpd in thousands)	945.7	958.8	902.3	901.6
Crude oil and feedstocks throughput (bpd in thousands)	935.8	942.2	893.7	887.7
Total crude oil and feedstocks throughput (millions of barrels)	85.2	85.8	161.8	160.7
Consolidated gross margin per barrel of throughput	$6.00	$22.61	$6.72	$13.30
Gross refining margin, excluding special items, per barrel of throughput (1)	$13.62	$30.41	$15.86	$21.54
Refinery operating expense, per barrel of throughput	$6.71	$7.16	$8.16	$7.53

Crude and feedstocks (% of total throughput) (2)
Heavy	27%	31%	27%	33%
Medium	35%	34%	34%	33%
Light	21%	20%	21%	19%
Other feedstocks and blends	17%	15%	18%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	47%	48%	48%
Distillates and distillate blendstocks	33%	36%	33%	35%
Lubes	1%	1%	1%	1%
Chemicals	1%	1%	1%	2%
Other	18%	17%	18%	16%
Total yield	101%	102%	101%	102%
_________________________________________

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars per barrel, except as noted)
Dated Brent crude oil	$78.21	$113.93	$79.65	$107.84
West Texas Intermediate (WTI) crude oil	$73.56	$108.77	$74.76	$101.99
Light Louisiana Sweet (LLS) crude oil	$75.62	$110.33	$77.26	$103.91
Alaska North Slope (ANS) crude oil	$78.26	$112.17	$78.64	$104.15
Crack Spreads
Dated Brent (NYH) 2-1-1	$28.66	$55.26	$30.09	$38.47
WTI (Chicago) 4-3-1	$27.82	$44.53	$28.44	$31.24
LLS (Gulf Coast) 2-1-1	$26.41	$50.39	$30.26	$37.27
ANS (West Coast-LA) 4-3-1	$33.73	$53.56	$36.08	$43.20
ANS (West Coast-SF) 3-2-1	$33.56	$56.14	$36.36	$42.76
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.65	$5.16	$4.89	$5.85
Dated Brent less Maya (heavy, sour)	$14.70	$9.99	$16.58	$11.11
Dated Brent less WTS (sour)	$4.76	$5.64	$5.18	$6.19
Dated Brent less ASCI (sour)	$5.17	$8.75	$6.28	$8.69
WTI less WCS (heavy, sour)	$13.49	$18.52	$16.42	$16.96
WTI less Bakken (light, sweet)	$(1.74)	$(3.97)	$(2.32)	$(3.73)
WTI less Syncrude (light, sweet)	$(2.88)	$(4.38)	$(2.99)	$(2.03)
WTI less LLS (light, sweet)	$(2.05)	$(1.56)	$(2.50)	$(1.92)
WTI less ANS (light, sweet)	$(4.70)	$(3.40)	$(3.87)	$(2.16)
Effective RIN basket price	$7.68	$7.68	$7.93	$6.98
Natural gas (dollars per MMBTU)	$2.33	$7.50	$2.54	$6.04
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Overview— Net income was $1,030.4 million for the three months ended June 30, 2023 compared to net income of $1,235.8 million for the three months ended June 30, 2022. Net income attributable to PBF Energy was $1,020.4 million, or $7.88 per diluted share, for the three months ended June 30, 2023 ($7.88 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $2.29 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $1,203.7 million, or $9.65 per diluted share, for the three months ended June 30, 2022 ($9.65 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $10.58 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% and 99.2% for the three months ended June 30, 2023 and June 30, 2022, respectively.

Our results for the three months ended June 30, 2023 were positively impacted by special items consisting of a change in fair value of contingent consideration of $16.6 million, or $12.3 million net of tax, related to our earn-out obligation associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”) and a gain associated with the formation of the SBR equity method investment of $968.9 million, or $717.0 million net of tax. Our results for the three months ended June 30, 2022 were negatively impacted by special items consisting of pre-tax charges associated with the change in the Tax Receivable Agreement liability of $267.2 million, or $198.0 million net of tax, and a change in fair value of the Martinez Contingent Consideration of $77.6 million, or $57.5 million net of tax, partially offset by a $136.2 million tax benefit associated with the remeasurement of certain deferred tax assets, and a pre-tax gain on the extinguishment of debt associated with the repurchase of a portion of the 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) of $3.8 million, or $2.8 million net of tax.
Excluding the impact of these special items, when comparing our results to the three months ended June 30, 2022, refined products margins were less favorable as the prior year benefited from global supply disruption, caused in large part by the conflict between Russia and Ukraine. In addition, our results for the three months ended June 30, 2023 were impacted by lower average throughput volumes and on average less barrels sold at the majority of our refineries due to a year-over-year higher level of planned maintenance activity.
Revenues— Revenues totaled $9.2 billion for the three months ended June 30, 2023 compared to $14.1 billion for the three months ended June 30, 2022, a decrease of approximately $4.9 billion, or 34.8%. Revenues per barrel were $95.65 and $146.26 for the three months ended June 30, 2023 and 2022, respectively, a decrease of 34.6% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 304,100 bpd, 158,500 bpd, 169,300 bpd and 303,900 bpd, respectively. For the three months ended June 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 292,100 bpd, 161,700 bpd, 199,500 bpd and 288,900 bpd, respectively. For the three months ended June 30, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 348,300 bpd, 162,900 bpd, 178,100 bpd and 362,800 bpd, respectively. For the three months ended June 30, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 339,500 bpd, 167,500 bpd, 213,900 bpd and 336,800 bpd, respectively.
Average throughput rates at our refineries were lower in the three months ended June 30, 2023 compared to the same period in 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $510.4 million for the three months ended June 30, 2023 compared to $1,939.5 million for the three months ended June 30, 2022, a decrease of approximately $1,429.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) and gross refining margin excluding special items totaled $1,160.2 million, or $13.62 per barrel of throughput for the three months ended June 30, 2023 compared to $2,608.2 million, or $30.41 per barrel of throughput for the three months ended June 30, 2022, a decrease of approximately $1,448.0 million.
During the three months ended June 30, 2023 and June 30, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold at certain of our refineries.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $289.1 million for the three months ended June 30, 2023 in comparison to $432.7 million for three months ended months ended June 30, 2022.

Average industry margins were lower during the three months ended June 30, 2023 in comparison to the same period in 2022, primarily due to decreases in regional demand and lower movements in refining margins as a result of lower crack spreads and crude oil differentials.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $28.66 per barrel, or 48.1% lower, in the three months ended June 30, 2023, as compared to $55.26 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthening Dated Brent/Maya and WTI/Bakken differentials, which increased by $4.71 and $2.23 per barrel, respectively, in comparison to the same period in 2022. The WTI/WCS differential decreased to $13.49 per barrel in the three months ended June 30, 2023 compared to $18.52 in the same period in 2022, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $27.82 per barrel, or 37.5% lower, in the three months ended June 30, 2023 as compared to $44.53 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a premium of $1.74 per barrel in the three months ended June 30, 2023, as compared to a premium of $3.97 per barrel in the same period in 2022. Additionally, the WTI/Syncrude differential averaged a premium $2.88 per barrel during the three months ended June 30, 2023 as compared to a premium of $4.38 per barrel in the same period of 2022.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $26.41 per barrel, or 47.6% lower, in the three months ended June 30, 2023 as compared to $50.39 per barrel in the same period in 2022. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.05 per barrel during the three months ended June 30, 2023 as compared to a premium of $1.56 per barrel in the same period of 2022.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $33.73 per barrel, or 37.0% lower, in the three months ended June 30, 2023 as compared to $53.56 per barrel in the same period in 2022. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $33.56 per barrel, or 40.2% lower, in the three months ended June 30, 2023 as compared to $56.14 per barrel in the same period in 2022. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $4.70 per barrel during the three months ended June 30, 2023 as compared to a premium of $3.40 per barrel in the same period of 2022.
Operating Expenses— Operating expenses totaled $597.0 million for the three months ended June 30, 2023 compared to $637.6 million for the three months ended June 30, 2022, a decrease of $40.6 million, or 6.4%. Of the total $597.0 million of operating expenses for the three months ended June 30, 2023, $571.4 million, or $6.71 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $25.6 million related to expenses incurred by the Logistics segment ($613.8 million, or $7.16 per barrel, and $23.8 million of operating expenses for the three months ended June 30, 2022 related to the Refining and Logistics segments, respectively). The decrease in operating expenses was mainly attributable to decreases in natural gas prices across our refineries when compared to the same period in 2022.
General and Administrative Expenses— General and administrative expenses totaled $104.2 million for the three months ended June 30, 2023 compared to $153.2 million for the three months ended June 30, 2022, a decrease of approximately $49.0 million or 32.0%. The decrease in general and administrative expenses for the three months ended June 30, 2023 in comparison to the three months ended June 30, 2022 is primarily related to lower employee-related expenses, including the recognition of incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.

Gain on formation of SBR equity method investment— There was a gain of $968.9 million for the three months ended June 30, 2023, resulting from the difference between the carrying value and fair value of the assets associated with the contributed SBR business.
Loss (Gain) on Sale of Assets— There was a loss of $0.2 million for both the three months ended June 30, 2023 and June 30, 2022, related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $144.5 million for the three months ended June 30, 2023 (including $142.2 million recorded within Cost of sales) compared to $122.0 million for the three months ended June 30, 2022 (including $120.1 million recorded within Cost of sales), an increase of $22.5 million. The increase was a result of a general increase to our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2022.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $16.6 million for the three months ended June 30, 2023 in comparison to a loss of $77.6 million for the three months ended June 30, 2022. These gains and losses were primarily related to the changes in estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $0.5 million for the three months ended June 30, 2023 compared to a gain of $7.2 million for the three months ended June 30, 2022. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain on Extinguishment of Debt— There was no gain or loss on the extinguishment of debt for the three months ended June 30, 2023. There was a gain on the extinguishment of debt of $3.8 million in the three months ended June 30, 2022, related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes.
Change in Tax Receivable Agreement Liability— There was no change in the Tax Receivable Agreement liability for the three months ended June 30, 2023. The change in the Tax Receivable Agreement liability for the three months ended June 30, 2022 represented a charge of $267.2 million. This charge was primarily the result of a deferred tax asset valuation allowance recorded in accordance with ASC 740 related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Interest Expense, net— PBF Energy interest expense totaled $13.8 million for the three months ended June 30, 2023 compared to $85.5 million for the three months ended June 30, 2022, a decrease of approximately $71.7 million. The net decrease is mainly attributed to the redemption of the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) during the third quarter of 2022 and the redemption of the PBFX 2023 Senior Notes during the first quarter of 2023, as well as no outstanding balances on our revolving credit facilities as of June 30, 2023. Additionally, there was a $12.6 million increase in interest income earned during the three months ended June 30, 2023 driven by higher interest rates in comparison to the same period in the prior year. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with our third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of the Goldman Sachs Group, Inc. (“J. Aron”), which was terminated effective as of July 31, 2023, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.

Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining L.L.C (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”) are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% and 99.2%, on a weighted-average basis for the three months ended June 30, 2023 and June 30, 2022, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interests, for the three months ended June 30, 2023. and June 30, 2022 was 25.4% and 9.8%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, the Company records a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX prior to the close of the Merger Transaction, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX prior to the close of the Merger Transaction and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the three months ended June 30, 2023 and June 30, 2022 was approximately 0.7% and 0.8%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Overview— PBF Energy net income was $1,416.3 million for the six months ended June 30, 2023 compared to net income of $1,232.5 million for the six months ended June 30, 2022. Net income attributable to PBF Energy stockholders was $1,402.5 million, or $10.67 per diluted share, for the six months ended June 30, 2023 ($10.67 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $5.06 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), compared to net income attributable to PBF Energy stockholders of $1,182.6 million, or $9.58 per diluted share, for the six months ended June 30, 2022 ($9.58 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $11.03 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% and 99.2% for the six months ended June 30, 2023 and 2022, respectively.
Our results for the six months ended June 30, 2023 were positively impacted by special items consisting of a change in fair value of contingent consideration of $32.9 million, or $24.3 million net of tax, related to changes in the estimated fair value of the Martinez Contingent Consideration, a gain on the formation of the SBR equity method investment of $968.9 million, or $717.0 million net of tax, and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million, or $1.3 million net of tax. Our results for the six months ended June 30, 2022 were negatively impacted by special items consisting of pre-tax charges associated with the change in the Tax Receivable Agreement liability of $286.5 million, or $212.3 million net of tax, and a change in fair value of the contingent consideration of $127.9 million, or $94.8 million net of tax, primarily related to the Martinez Contingent Consideration, partially offset by a $123.4 million tax benefit associated with the remeasurement of certain deferred tax assets, and a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $3.8 million, or $2.8 million net of tax.
Excluding the impact of these special items, when comparing our results to the six months ended June 30, 2022, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials. In addition, refined product margins benefited in the prior year from global supply disruptions, caused in large part by the conflict between Russia and Ukraine. These decreasing metrics have negatively impacted our revenues, gross margin and operating income. test
Revenues— Revenues totaled $18.5 billion for the six months ended June 30, 2023 compared to $23.2 billion for the six months ended June 30, 2022, a decrease of approximately $4.7 billion, or 20.3%. Revenues per barrel were $98.73 and $128.12 for the six months ended June 30, 2023 and 2022, respectively, a decrease of 22.9% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,200 bpd, 126,000 bpd, 169,200 bpd and 283,300 bpd, respectively. For the six months ended June 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 277,700 bpd, 149,300 bpd, 181,400 bpd and 279,300 bpd, respectively. For the six months ended June 30, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 365,000 bpd, 139,400 bpd, 178,250 bpd and 349,800 bpd, respectively. For the six months ended June 30, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,200 bpd, 153,700 bpd, 194,900 bpd and 323,500 bpd, respectively.
Overall average throughput rates were slightly higher in the six months ended June 30, 2023 compared to the same period in 2022, despite turnaround activity at several refineries during the six months ended June 30, 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated Gross Margin— Consolidated gross margin totaled $1,086.8 million for the six months ended June 30, 2023, compared to $2,136.3 million for the six months ended June 30, 2022, a decrease of approximately $1,049.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,566.0 million, or $15.86 per barrel of throughput for the six months ended June 30, 2023 compared to $3,458.9 million, or $21.54 per barrel of throughput for the six months ended June 30, 2022, a decrease of approximately $892.9 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in the crack spreads and crude oil differentials at the majority of our refineries. During the six months ended June 30, 2023 and June 30, 2022, our margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $470.2 million for the six months ended June 30, 2023 compared to $627.1 million for the six months ended June 30, 2022.
Average industry margins were unfavorable during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to decreased refining margins as a result of unfavorable movements in the crack spreads and crude oil differentials at the majority of our refineries.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $30.09 per barrel, or 21.8% lower, in the six months ended June 30, 2023, as compared to $38.47 per barrel in the same period in 2022. Our margins were impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya and WTI/Bakken differentials, which increased by $5.47 per barrel and $1.41 per barrel, respectively, in comparison to the same period in 2022. The WTI/WCS differential decreased to $16.42 per barrel in the six months ended June 30, 2023 compared to $16.96 in the same period in 2022, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $28.44 per barrel, or 9.0% lower, in the six months ended June 30, 2023 as compared to $31.24 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthened WTI/Bakken differential, which increased by $1.41 per barrel, slightly offset by a weakened WTI/Syncrude differential, which decreased by $0.96 per barrel, in comparison to the same period in 2022.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $30.26 per barrel, or 18.8% lower, in the six months ended June 30, 2023 as compared to $37.27 per barrel in the same period in 2022. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.50 per barrel for the six months ended June 30, 2023 as compared to a premium of $1.92 per barrel in the same period of 2022.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $36.08 per barrel, or 16.5% lower, in the six months ended June 30, 2023 as compared to $43.20 per barrel in the same period in 2022. Additionally (West Coast) 3-2-1 industry crack spread was $36.36 per barrel, or 15.0% lower, in the six months ended June 30, 2023 as compared to $42.76 per barrel in the same period in 2022. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $3.87 per barrel for the six months ended June 30, 2023 as compared to a premium of $2.16 per barrel in the same period of 2022.

Operating Expenses— Operating expenses totaled $1,378.4 million for the six months ended June 30, 2023 compared to $1,258.0 million for the six months ended June 30, 2022, an increase of approximately $120.4 million, or 9.6%. Of the total $1,378.4 million in operating expenses, $1,320.4 million or $8.16 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $58.0 million related to expenses incurred by the Logistics segment ($1,209.4 million or $7.53 per barrel of throughput, and $48.6 million of operating expenses for the six months ended June 30, 2022 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to higher maintenance and operational costs due to scheduled turnarounds and increased production.
General and Administrative Expenses— General and administrative expenses totaled $164.2 million for the six months ended June 30, 2023 compared to $206.7 million for the six months ended June 30, 2022, a decrease of approximately $42.5 million or 20.6%. Our general and administrative expenses were lower in comparison to the prior year due to lower employee-related expenses, including the recognition of incentive compensation. General and administrative costs are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on formation of SBR equity method investment— There was a gain of $968.9 million for the six months ended June 30, 2023, resulting from the difference between the carrying value and fair value of the assets associated with the contributed SBR business.
Loss (Gain) on Sale of Assets— There was a net gain of $1.4 million for the six months ended June 30, 2023 related primarily to the sale of a parcel of land at our Torrance refinery. There was a loss of $0.3 million for the six months ended June 30, 2022 related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $288.3 million for the six months ended June 30, 2023 (including $284.1 million recorded within Cost of sales) compared to $242.2 million for the six months ended June 30, 2022 (including $238.4 million recorded within Cost of sales), an increase of approximately $46.1 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2022.
Change in Fair Value of Contingent Consideration, net— Change in fair value of contingent consideration represented a gain of $32.9 million and a loss of $127.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. These gains and losses were primarily related to changes in the estimated fair value of the Martinez Contingent Consideration.
Change in Tax Receivable Agreement Liability— There were no changes in the Tax Receivable Agreement liability for the six months ended June 30, 2023. Changes in the Tax Receivable Agreement liability for the six months ended June 30, 2022 represented a charge of $286.5 million. This charge was primarily the result of changes in the deferred tax asset valuation allowance recorded in accordance with ASC 740 related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $1.2 million for the six months ended June 30, 2023 compared to a gain of $2.3 million for the six months ended June 30, 2022. These gains relate to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain on Extinguishment of Debt— There was no gain or loss on the extinguishment of debt for the six months ended June 30, 2023. There was a gain on the extinguishment of debt of $3.8 million incurred in the six months ended June 30, 2022, related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes.

Interest Expense, net— PBF Energy interest expense totaled $32.5 million for the six months ended June 30, 2023 compared to $163.9 million for the six months ended June 30, 2022, a decrease of approximately $131.4 million. The net decrease is mainly attributable to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022 and the redemption of the PBFX 2023 Senior Notes during the first quarter of 2023, as well as no outstanding balances on our revolving credit facilities as of June 30, 2023. Additionally, there was a $29.5 million increase in interest income earned during the six months ended June 30, 2023 driven by higher interest rates in comparison to the prior year. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, which was terminated effective as of July 31, 2023, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Ltd, are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% and 99.2%, on a weighted-average basis for the six months ended June 30, 2023 and June 30, 2022, respectively. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the six months ended June 30, 2023 and June 30, 2022 was 25.3% and 9.6%, respectively.
Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, we recorded a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX prior to the close of the Merger Transaction, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX prior to the close of the Merger Transaction and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for the six months ended June 30, 2023 and 2022 was approximately 0.7% and 0.8%, respectively. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization excluding special items. Special items for the periods presented relate to net changes in fair value of contingent consideration, gain on extinguishment of debt, changes in the Tax Receivable Agreement liability, gain on land sales, gain on the formation of the SBR equity method investment, and net tax benefit on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and six months ended June 30, 2023 and 2022 (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to PBF Energy Inc. stockholders	$1,020.4	$1,203.7	$1,402.5	$1,182.6
Less: Income allocated to participating securities	—	—	—	—
Income available to PBF Energy Inc. stockholders - basic	1,020.4	1,203.7	1,402.5	1,182.6
Add: Net income attributable to noncontrolling interest (1)	9.9	12.2	13.4	12.2
Less: Income tax expense (2)	(2.6)	(3.2)	(3.5)	(3.2)
Adjusted fully-converted net income	$1,027.7	$1,212.7	$1,412.4	$1,191.6
Special Items: (3)
Add: Change in fair value of contingent consideration, net	(16.6)	77.6	(32.9)	127.9
Add: Gain on extinguishment of debt	—	(3.8)	—	(3.8)
Add: Change in Tax Receivable Agreement liability	—	267.2	—	286.5
Add: Gain on land sales	—	—	(1.7)	—
Add: Gain on formation of SBR equity method investment	(968.9)	—	(968.9)	—
Add: Net tax benefit on remeasurement of deferred tax assets	—	(136.2)	—	(123.4)
Add: Recomputed income tax on special items	256.1	(88.3)	260.9	(106.3)
Adjusted fully-converted net income excluding special items	$298.3	$1,329.2	$669.8	$1,372.5
Weighted-average shares outstanding of PBF Energy Inc.	125,288,452	121,268,354	127,028,449	120,886,059
Conversion of PBF LLC Series A Units (4)	910,457	923,334	910,457	925,649
Common stock equivalents (5)	4,247,093	3,466,358	4,489,701	2,599,837
Fully-converted shares outstanding-diluted	130,446,002	125,658,046	132,428,607	124,411,545
Diluted net income per share	$7.88	$9.65	$10.67	$9.58
Adjusted fully-converted net income per fully exchanged, fully diluted shares outstanding (5)	$7.88	$9.65	$10.67	$9.58
Adjusted fully-converted net income excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$2.29	$10.58	$5.06	$11.03
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2023		2022
RECONCILIATION OF CONSOLIDATED GROSS MARGIN TO GROSS REFINING MARGIN AND GROSS REFINING MARGIN EXCLUDING SPECIAL ITEMS	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$9,157.6	$107.54	$14,077.7	$164.15
Less: Cost of sales	8,647.2	101.54	12,138.2	141.54
Consolidated gross margin	$510.4	$6.00	$1,939.5	$22.61
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$510.4	$6.00	$1,939.5	$22.61
Add: PBFX operating expense	30.2	0.34	28.3	0.33
Add: PBFX depreciation expense	9.2	0.11	9.1	0.11
Less: Revenues of PBFX	(94.0)	(1.10)	(93.4)	(1.09)
Add: Refinery operating expense	571.4	6.71	613.8	7.16
Add: Refinery depreciation expense	133.0	1.56	110.9	1.29
Gross refining margin	$1,160.2	$13.62	$2,608.2	$30.41
Gross refining margin excluding special items	$1,160.2	$13.62	$2,608.2	$30.41

	Six Months Ended June 30,
	2023		2022
RECONCILIATION OF CONSOLIDATED GROSS MARGIN TO GROSS REFINING MARGIN AND GROSS REFINING MARGIN EXCLUDING SPECIAL ITEMS	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$18,452.6	$114.07	$23,219.4	$144.52
Less: Cost of sales	17,365.8	107.35	21,083.1	131.22
Consolidated gross margin	$1,086.8	$6.72	$2,136.3	$13.30
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$1,086.8	$6.72	$2,136.3	$13.30
Add: PBFX operating expense	67.2	0.42	57.6	0.36
Add: PBFX depreciation expense	18.2	0.11	18.6	0.12
Less: Revenues of PBFX	(192.5)	(1.19)	(182.8)	(1.14)
Add: Refinery operating expense	1,320.4	8.16	1,209.4	7.53
Add: Refinery depreciation expense	265.9	1.64	219.8	1.37
Gross refining margin	$2,566.0	$15.86	$3,458.9	$21.54
Gross refining margin excluding special items	$2,566.0	$15.86	$3,458.9	$21.54
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$1,030.4	$1,235.8	$1,416.3	$1,232.5
Add: Depreciation and amortization expense	144.5	122.0	288.3	242.2
Add: Interest expense, net	13.8	85.5	32.5	163.9
Add: Income tax expense	347.9	131.3	474.4	125.2
EBITDA	$1,536.6	$1,574.6	$2,211.5	$1,763.8
Special Items(3)
Add: Change in fair value of contingent consideration, net	(16.6)	77.6	(32.9)	127.9
Add: Gain on extinguishment of debt	—	(3.8)	—	(3.8)
Add: Change in Tax Receivable Agreement liability	—	267.2	—	286.5
Add: Gain on land sales	—	—	(1.7)	—
Add: Gain on formation of SBR equity method investment	(968.9)	—	(968.9)	—
EBITDA excluding special items	$551.1	$1,915.6	$1,208.0	$2,174.4

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,536.6	$1,574.6	$2,211.5	$1,763.8
Add: Stock-based compensation	9.7	10.3	18.9	18.0
Add: Change in fair value of catalyst obligations	(0.5)	(7.2)	(1.2)	(2.3)
Add: Change in fair value of contingent consideration, net(3)	(16.6)	77.6	(32.9)	127.9
Add: Gain on extinguishment of debt(3)	—	(3.8)	—	(3.8)
Add: Change in Tax Receivable Agreement liability(3)	—	267.2	—	286.5
Add: Gain on land sales(3)	—	—	(1.7)	—
Add: Gain on formation of SBR equity method investment(3)	(968.9)	—	(968.9)	—
Adjusted EBITDA	$560.3	$1,918.7	$1,225.7	$2,190.1
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

	June 30,	December 31,
	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$1,516.9	$2,203.6
Inventories	2,832.3	2,763.6
Total assets	14,034.2	13,549.1
Total debt	1,441.5	1,959.1

Total equity	6,183.3	5,056.0
Total equity excluding special items (6)	$5,045.2	$4,660.5

Total debt to capitalization ratio	19%	28%
Total debt to capitalization ratio, excluding special items (6)	22%	30%
Net debt to capitalization ratio*	(1)%	(5)%
Net debt to capitalization ratio, excluding special items* (6)	(2)%	(6)%

* Negative ratio exists as of 6/30/2023 and 12/31/2022 as cash is in excess of debt.
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
(2)    Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.0% and 25.9% for the 2023 and 2022 periods, respectively, applied to net income attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
(3)    Special items:
Change in fair value of contingent consideration, net - During the three months ended June 30, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration which increased income from operations and net income by $16.6 million and $12.3 million, respectively. During the six months ended June 30, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration which increased income from operations and net income by $32.9 million and $24.3 million, respectively. During the three months ended June 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased income from operations and net income by $77.6 million and $57.5 million, respectively. During the six months ended June 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration, which decreased income from operations and net income by $127.9 million and $94.8 million, respectively.
Gain on extinguishment of debt - During the three and six months ended June 30, 2022, we recorded a pre-tax gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before taxes and net income by $3.8 million and $2.8 million, respectively. There were no such gains during the three and six months ended June 30, 2023.
Gain on land sales - During the six months ended June 30, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $1.7 million and $1.3 million, respectively. There was no such gain in any other periods presented.
Gain on formation of SBR equity method investment - During the three and six months ended June 30, 2023, we recorded a gain resulting from the difference between the carrying value and the fair value of the assets associated with the contributed SBR business, which increased income from operations and net income by $968.9 million and $717.0 million, respectively. There was no such gain in any other periods presented.
Change in Tax Receivable Agreement liability - During the three and six months ended June 30, 2023, there was no change in the Tax Receivable Agreement liability. During the three months ended June 30, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $267.2 million and $198.0 million, respectively. During the six months ended June 30, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $286.5 million and $212.3 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.

Recomputed income tax on special items - The income tax impact on these special items, other than the net tax expense special item discussed below, is calculated using the tax rates shown in (2) above.
Net tax benefit on remeasurement of deferred tax assets - The deferred tax valuation allowance was reduced to zero as of December 31, 2022, therefore, there was no impact to our financial statements related to the remeasurement of deferred tax assets as of June 30, 2023. During the three and six months ended June 30, 2022, we recorded a decrease to our deferred tax valuation allowance of $205.4 million and $197.6 million, respectively, in accordance with ASC 740, of which $136.2 million and $123.4 million, respectively, related to a tax benefit with respect to the remeasurement of deferred tax assets and the balance related to our net changes in the Tax Receivable Agreement liability.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and six months ended June 30, 2023 and 2022, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 1,057,673 and 1,130,197 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2023, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 3,539,238 and 7,934,448 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2022, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
(6)    Total Equity excluding special items is calculated in the table below:

	June 30,	December 31,
	2023	2022
	(in millions)
Total equity	$6,183.3	$5,056.0
Special Items (Note 3)
Add: Change in fair value of contingent consideration, net	(45.9)	(13.0)
Add: Gain on land sales	(89.5)	(87.8)
Add: Gain on formation of SBR equity method investment	(968.9)	—
Add: Cumulative historical equity adjustments (a)	(421.6)	(421.6)
Less: Recomputed income tax on special items	387.8	126.9
Net impact of special items	(1,138.1)	(395.5)
Total equity excluding special items	$5,045.2	$4,660.5
(a) Refer to the Company’s 2022 Annual Report on Form 10-K (“Notes to Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a listing of special items included in cumulative historical equity adjustments prior to 2023.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service requirements, share repurchases under our share repurchase program, as well as PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of June 30, 2023, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $505.7 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $2,269.0 million for the six months ended June 30, 2022. Our operating cash flows for the six months ended June 30, 2023 include our net income of $1,416.3 million, deferred income taxes of $311.6 million, depreciation and amortization of $299.7 million, pension and other post-retirement benefits costs of $23.9 million, stock-based compensation of $18.9 million, and net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.5 million, partially offset by a gain on formation of the SBR equity method investment of $968.9 million, net change in the fair value of the Martinez Contingent Consideration of $32.9 million, gain on sale of assets of $1.4 million, and a change in the fair value of our catalyst obligations of $1.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $568.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation. Our operating cash flows for the six months ended June 30, 2022 included our net income of $1,232.5 million, and net changes in operating assets and liabilities reflecting cash proceeds of $276.3 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses was due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of June 30, 2022. Our overall increase in cash provided by operating activities also included change in the Tax Receivable Agreement liability of $286.5 million, depreciation and amortization of $253.0 million, change in fair value of the contingent consideration of $127.9 million primarily associated with the Martinez Contingent Consideration, deferred income taxes of $60.2 million pension and other post-retirement benefits costs of $23.8 million, stock-based compensation of $18.0 million, and loss on sale of assets of $0.3 million, partially offset by a gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $3.8 million, net non-cash charges related to changes in fair value of our inventory repurchase obligations of $3.4 million and change in the fair value of our catalyst obligations of $2.3 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $314.7 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $436.9 million for the six months ended June 30, 2022. The net cash flows used in investing activities for the six months ended June 30, 2023 was comprised of cash outflows of capital expenditures totaling $447.1 million, expenditures for refinery turnarounds of $268.0 million, and expenditures for other assets of $35.0 million, partially offset by return of capital from our equity method investee of $431.0 million and proceeds from the sale of assets of $4.4 million. The net cash used in investing activities for the six months ended June 30, 2022 was comprised of cash outflows of capital expenditures totaling $226.5 million, expenditures for refinery turnarounds of $166.8 million, and expenditures for other assets of $43.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $877.7 million for the six months ended June 30, 2023 compared to net cash used in financing activities of $999.3 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, net cash used in financing activities consisted of the redemption of the PBFX 2023 Senior Notes of $525.0 million, the share repurchase of PBF Energy’s Class A Common stock of $267.6 million, payments related to the Martinez Contingent Consideration of $80.1 million, dividends and distributions of $53.1 million, payments on finance leases of $5.8 million and deferred financing costs and other of $1.5 million, partially offset by proceeds from insurance premium financing of $35.0 million and transactions made in connection with stock-based compensation plans of $20.4 million. For the six months ended June 30, 2022, net cash used in financing activities consisted of net repayments on the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) of $900.0 million, net repayments on the PBFX Revolving Credit Facility of $70.0 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, distributions and dividends of $19.6 million, payments on finance leases of $5.7 million, payments related to the earn-out liability associated with the PBFX acquisition of CPI Operations LLC of $2.7 million, and deferred financing costs and other of $7.8 million, partially offset by proceeds from insurance premium financing of $32.4 million.
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
PBFX Revolving Credit Facility
On June 20, 2023, we terminated the PBFX Revolving Credit Facility. There were no outstanding borrowings under the PBFX Revolving Credit Facility as of the termination date.
Liquidity
As of June 30, 2023, our operational liquidity was more than $3.7 billion (more than $4.9 billion as of December 31, 2022), which consists of $1.5 billion of cash, excluding cash held at PBFX, and more than $2.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of June 30, 2023, outstanding letters of credit totaled approximately $287.0 million.

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
Share Repurchases
On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock. On May 3, 2023, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. To date, we have purchased approximately 11,347,247 shares of PBF Energy's Class A common stock under the Repurchase Program for $441.7 million, inclusive of commissions paid, through open market transactions. We may make additional share repurchases in the future, but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
PBF Energy’s working capital at June 30, 2023 was $2,002.3 million, consisting of $6,304.7 million in total current assets and $4,302.4 million in total current liabilities. PBF Energy’s working capital at December 31, 2022 was $1,345.6 million, consisting of $6,546.3 million in total current assets and $5,200.7 million in total current liabilities.
Capital Spending
Capital spending was $750.1 million for the six months ended June 30, 2023 and was primarily comprised of annual maintenance, turnaround costs at our Delaware City, Toledo, Chalmette, Torrance and Martinez refineries and spending related to our Renewable Diesel Facility at the Chalmette refinery. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. Excluding capital expenditures related to our Renewable Diesel Facility, we currently expect to spend an aggregate of approximately $750.0 million during full-year 2023 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
Construction of the Renewable Diesel Facility was substantially completed as of June 30, 2023. During the second quarter of 2023 prior to the closing of the SBR equity method investment, we invested approximately $107.4 million in capital related to the project. The remaining capital expenditures to complete the project are not expected to be material.

Crude and Feedstock Supply Agreements
We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our refineries. As part of our term agreements, we currently have various crude supply agreements with terms through 2025 with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms.
Inventory Intermediation Agreement
We entered into the Third Inventory Intermediation Agreement with J. Aron, to support the operations of Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining (collectively, the “PBF Entities”). The Third Inventory Intermediation Agreement was set to expire on December 31, 2024, which could have been further extended by mutual consent of the parties to December 31, 2025. However, on June 28, 2023, the PBF Entities entered into a second amendment of the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023. Following the early termination, we own all of the inventory previously held by J. Aron.
At June 30, 2023, the last-in, first-out (“LIFO”) carrying value of the products owned by J. Aron under the Third Inventory Intermediation Agreement included within Inventories in our Condensed Consolidated Balance Sheets was $234.1 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Tax Receivable Agreement Obligation
PBF Energy has recognized, as of June 30, 2023 and December 31, 2022, a liability for the Tax Receivable Agreement of $338.6 million, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of any deferred tax asset valuation allowance recognized in accordance with ASC 740. As of June 30, 2023, $61.1 million of the Tax Receivable Agreement obligation is recorded as a current liability and represents PBF Energy’s best estimate of payments to be made within a year. As future taxable income is recorded, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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

Dividends and Distributions
PBF Energy
On August 3, 2023, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on August 31, 2023 to PBF Energy Class A common stockholders of record at the close of business on August 17, 2023. PBF LLC intends to make pro-rata distributions of approximately $25.0 million, or $0.20 per unit to its members, including PBF Energy, which in turn, intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
At June 30, 2023 and December 31, 2022, we had gross open commodity derivative contracts representing 29.4 million barrels and 30.1 million barrels, respectively, with an unrealized net gain of $16.6 million and unrealized net gain of $13.9 million, respectively. The open commodity derivative contracts as of June 30, 2023 expire at various times during 2023 and 2024.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.5 million barrels and 32.8 million barrels at June 30, 2023 and December 31, 2022, respectively. The average cost of our hydrocarbon inventories was approximately

$80.18 and $80.04 per barrel on a LIFO basis at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy, and the volatility in the price of, credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy.
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
Interest Rate Risk
Currently, the maximum commitment under our Revolving Credit Facility is $2.85 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2023, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $17.6 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2023. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We currently have multiple outstanding notices of violation (“NOVs”) issued by regulatory authorities for various alleged regulation and permit violations at our refineries. It is not possible to predict the outcome of any of these NOVs or the amount of the penalties that will be assessed in connection with any NOV. If any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $300,000 or more. On November 24, 2022, the Martinez refinery experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and the Environmental Protection Agency (“EPA”), and the California Department of Fish and Game. On July 11, 2023, the Martinez refinery experienced an unintentional release of petroleum coke dust and has received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health, the CCC, and the EPA. The BAAQMD has issued 29 NOVs relating to the spent catalyst incident to date: 21 for opacity; four for failure to properly operate equipment; one for a public nuisance; one for failure to timely report the nuisance; one for fallout in the community; and one for failure to timely report the fallout. The CCC has issued two NOVs related to the spent catalyst incident. The BAAQMD also issued an NOV relating to the coke incident. No penalties have been assessed with these NOVs but it is reasonable to expect that, individually or in the aggregate, the amount of such penalties may exceed $300,000.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the Court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23,

2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the Court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the Court ordered the parties to submit draft orders for the Court’s consideration. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. On September 22, 2022, the Ninth Circuit issued an order denying Plaintiffs’ petition for permission to file an interlocutory appeal, confirming that the case will proceed with Navarro as the sole plaintiff. On September 27, 2022, the Plaintiff filed a schedule of pretrial and trial dates with a trial date of July 18, 2023, which was approved by the Court. On January 13, 2023, the Defendants filed a motion for judgment on the pleadings. On January 23, 2023, the Plaintiff filed its opposition to the Defendants’ motion. Defendants’ reply to Plaintiff’s opposition was filed on January 30, 2023. Defendants’ motion was scheduled to be heard by the Court on February 13, 2023. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed Plaintiff’s trespass claim with prejudice and granted Plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, Plaintiff filed a Fourth Amended Complaint (“FAC”) relating to the remaining nuisance claims. On April 7, 2023, we responded to the FAC by filing a motion to dismiss for Plaintiff’s failure to establish standing to bring the nuisance claims. On April 17, 2023, Plaintiff filed its opposition to our motion. On April 24, 2023, we filed our reply to Plaintiff’s opposition. A hearing on our motion was scheduled for May 8, 2023 but, on May 2, 2023, the Court took the hearing on the motion off calendar. On May 23, 2023, the Court denied our motion. Currently, the parties are engaged in discovery and trial is scheduled for January 16, 2024. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2021, Martinez Refining Company LLC (“MRC”) filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of amendments to Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment (“Rule 6-5 Amendment”). MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act (“CEQA”) and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. On December 9, 2022, we filed a Motion to Augment/Correct the Administrative Record regarding various documents that the BAAQMD is currently withholding and do not plan to include in the administrative record. On December 30, 2022, the BAAQMD filed its opposition to our motion. On January 12, 2023, we filed our reply to the BAAQMD’s opposition. The hearing on our motion was held on February 2, 2023. At the hearing, although the Court partially denied our motion concerning documents where the BAAQMD asserted the attorney client privilege, the Court held that CEQA places a heavy burden on the BAAQMD in justifying withholding documents based on the deliberative privilege. At the Court’s request, the parties agreed to a process whereby they jointly identified approximately 50 of the withheld/redacted documents for the Court to review. The Court ruled on those documents on February 22, 2023, ordering full disclosure of two types of documents related to the BAAQMD’s cost-estimates for the rule. In compliance with the Court’s order, in March 2023, the BAAQMD produced additional or less-redacted versions of previously produced documents. On March 27, 2023, the Court entered a stipulation establishing the schedule going forward with the bench trial currently scheduled for September 20, 2023. On May 26, 2023, we filed our opening brief. The BAAQMD’s opposition brief was filed on July 21, 2023 and our reply brief is due August 18, 2023. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022:
Risks Relating to Our Business and Industry
A significant interruption or casualty loss at any of our refineries and related assets or logistics terminals, pipelines or other facilities owned by us or by SBR, could reduce production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating six refineries and related assets, as well as logistics terminals, pipelines and other facilities and our investment in SBR. As a result, our operations could be subject to significant interruption if any of our refineries or other facilities were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistics assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole. In addition, a shutdown or disruption of our Chalmette refinery could impact the operations of SBR.
As protection against these hazards, we maintain insurance coverage for our refineries against some, but not all, such potential losses and liabilities, including claims against us by third parties relating to our operations and products. We or SBR may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage can be limited, and coverage for terrorism risks can include broad exclusions. If we or SBR were to incur a significant liability that was not fully insured, it could have a material adverse effect on our financial position.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory not covered by our various supply agreements.

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
We may not realize the anticipated benefits of our renewable diesel joint venture.
We are 50-50 partners with Eni in SBR.
We have certain obligations and liabilities to SBR as the construction manager, operator and provider of services. We have a limited operating history and track record in the biofuels market, and no history in the construction and operations of a renewable diesel refinery. There is no assurance that our assumptions regarding the operations, feedstock supply chain, and other matters relating to SBR will be accurate. Additional risks include:
• diversion of management time and attention from our existing business;
• reliance on our joint venture partner and their financial condition;
• risk that our joint venture partner does not always share our goals and objectives; and
• certain obligations that we have to fund capital expenditures relating to this project.

SBR is operated as a separate entity and, while we have significant influence, we do not fully control its operations. Our partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. There can be no assurance that we will realize the anticipated benefits, including the generation of emissions credits and the realization of federal and state tax incentives, including the federal blender's tax credit, and operating synergies of the Renewable Diesel Facility or the equity method investment. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this investment may prove to be incorrect.
In addition, a failure by SBR to adequately manage the risks associated with its business could have a material adverse effect on its financial condition or results of operations and, in turn, could adversely affect our reputation, business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended June 30, 2023, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act.
Share Repurchase Program
The following table summarizes PBF Energy’s Class A common stock share repurchase activity during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximately Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions) (3)
April 1-30, 2023	458,807	$38.56	458,807	$658.3
May 1-31, 2023	2,013,022	37.21	2,013,022	583.4
June 1-30, 2023	191,762	38.58	191,762	576.0
Total	2,663,591	$37.54	2,663,591	$576.0
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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of PBF Energy securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1†	Second Amended and Restated Employment Agreement dated as of May 3, 2023 between Thomas J. Nimbley and PBF Investments LLC. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s current report on Form 8-K dated May 4, 2023 (File No. 001-35764)).

10.2†	Third Amended and Restated Employment Agreement dated as of May 3, 2023 between Matthew C. Lucey and PBF Investments LLC. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s current report on Form 8-K dated May 4, 2023 (File No. 001-35764)).

10.3	Contribution Agreement by and among PBF Green Fuels LLC, PBF Energy Company LLC, Eni Sustainable Mobility US Inc., Eni Sustainable Mobility S.p.A., and St. Bernard Renewables LLC, dated as of June 27, 2023. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s current report on Form 8-K dated June 28, 2023 (File No. 001-35764)).

10.4	Amended and Restated Limited Liability Agreement by and among St. Bernard Renewables LLC, PBF Green Fuels LLC and Eni Sustainable Mobility US, Inc., dated as of June 27, 2023. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s current report on Form 8-K dated June 28, 2023 (File No. 001-35764)).

10.5	Second Amendment to the Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining, L.L.C, and step-out Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s current report on Form 8-K dated June 29, 2023 (File No. 001-35764)).

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
———————

*	Filed herewith.
†	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	August 3, 2023	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)