Form 10-K
period 2023-12-31
PBF Energy Inc.
filed 2024-02-15
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.0 billion based upon the New York Stock Exchange Composite Transaction closing price.
As of February 9, 2024, PBF Energy Inc. had 119,558,480 shares of Class A common stock and 12 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2023. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
“Eni” refers to Eni Sustainable Mobility US Inc., a subsidiary of Eni SpA.
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
“Renewable Fuel Standard” or “RFS” refers to the Renewable Fuel Standard issued pursuant to the Energy Independence and Security Act of 2007 implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States.
“RINs” refers to renewable fuel credits required for compliance with the RFS.
“SBR” refers to St. Bernard Renewables LLC and its subsidiaries, a jointly held investment between the Company and Eni.
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

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of December 31, 2023. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business.
PART I
Unless the context indicates otherwise, the terms “Company”, “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC, Martinez Refining Company LLC (“MRC”), PBF Logistics GP LLC (“PBFX GP”) and PBF Logistics LP (“PBFX”) and its subsidiaries.
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

ITEM 1. BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets and own a 50% interest in a biorefinery co-located with the Chalmette refinery in Louisiana (the “Renewable Diesel Facility”) through our SBR equity method investment. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.
PBF Energy is a holding company whose primary asset is a controlling equity interest in PBF LLC. We are the sole managing member of PBF LLC and operate and control all of the business and affairs of PBF LLC. We consolidate the financial results of PBF LLC and its subsidiaries and record a noncontrolling interest in our consolidated financial statements representing the economic interests of the members of PBF LLC other than PBF Energy (as defined below). PBF LLC is a holding company for the companies that directly or indirectly own and operate our business. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBFX is an indirect wholly-owned subsidiary of PBF LLC that owns and operates logistics assets that support our refining operations.
As of December 31, 2023, PBF Energy held 120,461,851 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 862,780 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.3% of the voting power in PBF Energy, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in PBF Energy.

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
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Recent Developments
Renewable Diesel Facility
On June 27, 2023, the Company and Eni completed the closing of the equity method investment transaction and the capitalization of SBR, a jointly held investee designed to own, develop, and operate the Renewable Diesel Facility. We contributed the SBR business, which had a total estimated fair value of $1.69 billion, excluding working capital. Eni has contributed $845.6 million of total consideration, which consisted of $431.0 million of cash distributed to us at close and an additional $414.6 million of cash contributed after the commercial start up of the pre-treatment unit in July 2023. SBR now owns the Renewable Diesel Facility. During the year ended December 31, 2023, we recorded a gain of $925.1 million resulting from the difference between the fair value of the consideration received, including our 50% noncontrolling interest, and the carrying value of the related assets contributed. As stipulated in the agreements with Eni, we managed project execution and will continue to serve as the operator of the facility. Please see “Note 6 - Equity Investment in SBR” of our Notes to Consolidated Financial Statements, for additional information.
The facility has the capacity to produce 20,000 bpd of renewable diesel from corn oil, soybean oil, fats and greases. The produced renewable diesel generates federal RINs and Low Carbon Fuel Standard (“LCFS”) credits when sold in California or similar markets. The Company can purchase these credits from SBR in order to help manage its RFS and LCFS compliance obligations as a petroleum fuel producer.
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

The diagram below depicts our organizational structure as of December 31, 2023:

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
PBF Energy Company LLC (PBF LLC)
PBF Green Fuels LLC
50%
St. Bernard Renewables LLC (SBR)
PBFX Holdings Inc.
1%
99%
PBF Logistics LP (PBF Logistics)
Operating Subsidiaries
PBF Holding Company LLC (PBF Holding)
Refining and Other Operating Subsidiaries
Revolving Credit Facility
Senior Notes due 2028
Senior Notes due 2030

Operating Segments
We operate in two reportable business segments: Refining and Logistics. Our six oil refineries, including certain related logistics assets that are not owned by PBFX, are engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. Certain of PBFX’s assets were previously operated and owned by various subsidiaries of PBF Holding and were acquired by PBFX in a series of transactions since its inception. PBFX is reported in the Logistics segment. A substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with PBF Holding and its subsidiaries and these intersegment related revenues are eliminated in consolidation. See “Note 19 - Segment Information” of our Notes to Consolidated Financial Statements, for detailed information on our operating results by business segment.
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
Our refinery assets as of December 31, 2023 are described below.
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
__________________________
(1) Current nameplate capacity was fully or partially reduced as part of the 2020 reconfiguration of our Delaware City and Paulsboro refineries (the “East Coast Refining Reconfiguration”).
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the East Coast Refining System through waterborne deliveries, primarily through short-term and spot market agreements. We also have a crude supply contract with Saudi Aramco, the term of which is currently year to year, for up to approximately 100,000 bpd that is processed at the Paulsboro refinery.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. Products produced at the Delaware City refinery are transferred to customers through pipelines, barges or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements. The Paulsboro refinery predominantly manufactures Group I base oils or lubricants and asphalt, jet fuel, and ULSD. Products produced at the Paulsboro refinery are transferred to customers primarily through pipelines, barges, or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.

Inventory Intermediation Agreement. On July 31, 2023, we early terminated the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”), previously entered into by and among PBF Holding and its subsidiaries, DCR, PRC and Chalmette Refining (collectively, the “PBF Entities”) and J. Aron to support the operations of the PBF Entities.
Pursuant to the Third Inventory Intermediation Agreement, J. Aron had purchased and held title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”), purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into our storage tanks at the Refineries (the “Storage Tanks”). Following the early termination, we purchased, and now own all of the inventory previously held by J. Aron.
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

The following table approximates the Toledo refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Toledo Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	95,000
Hydrocracking Unit	52,000
Catalytic Reforming Units	52,000
Alkylation Unit	11,000
Polymerization Unit	7,000
UDEX Unit	16,300
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Toledo refinery through connections to the Marysville Pipeline and Maumee Pipeline, and via truck rack, primarily through short-term and spot market agreements.
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

Chalmette Refinery
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil through its 185,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third-party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. In addition, there is also a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products. There is also a clean products truck rack that provides access to local markets and crude storage. The Renewable Diesel Facility is also located at our Chalmette refinery. The facility incorporates a repurposed hydrocracker, along with a newly-constructed pre-treatment unit to establish a capacity to produce 20,000 bpd renewable diesel.
The following table approximates the Chalmette refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Chalmette Refinery Units	Nameplate Capacity
Crude Distillation Units	185,000
Vacuum Distillation Unit	114,000
Fluid Catalytic Cracking Unit	75,000
Hydrotreating Units	189,000
Delayed Coking Unit	42,000
Catalytic Reforming Unit	42,000
Alkylation Unit	17,000
Aromatics Extraction Unit	17,000
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Chalmette refinery through connections to the CAM Pipeline and MOEM Pipeline, and via waterborne deliveries, primarily through short-term and spot market agreements.
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
Inventory Intermediation Agreement. On July 31, 2023, we early terminated the Third Inventory Intermediation Agreement. Refer to East Coast Refining System (Delaware City refinery and Paulsboro refinery), above, for further details.
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
The following table approximates the Torrance refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Torrance Refinery Units	Nameplate Capacity
Crude Distillation Unit	166,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	90,000
Hydrotreating Units	155,500
Hydrocracking Unit	25,000
Alkylation Unit	25,500
Delayed Coking Unit	58,000
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Torrance refinery mainly through connections to our own pipeline, and via waterborne deliveries and truck racks, primarily through short-term and spot market agreements.
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

Martinez Refinery
Overview. The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion, dual-coking facility and one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. In addition to refining assets, the Martinez refinery includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
The following table approximates the Martinez refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Martinez Refinery Units	Nameplate Capacity
Crude Distillation Unit	157,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	268,000
Hydrocracking Unit	42,900
Alkylation Unit	12,500
Delayed Coking Unit	25,500
Flexi Coking Unit	22,500
Isomerization Unit	15,000
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Martinez refinery through connections to the Crimson San Pablo Bay Pipeline, and via waterborne deliveries, primarily through short-term and spot market agreements. We also have crude supply agreements with Shell Trading (US) Company (primarily serving the Martinez refinery) for up to 95,000 bpd, which, upon expiration of one of the agreements in early 2024, will be reduced to up to approximately 65,000 bpd, through early 2025.
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

Logistics Segment
PBFX, an indirect wholly-owned subsidiary of PBF Energy and PBF LLC, that owns or leases, operates, develops and acquires crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s operations represent the Logistics segment. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. PBFX’s revenue from third-party transactions constituted approximately 9.5% of its revenues in 2023. All other revenues were generated from commercial agreements with PBF Holding. We also have agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by us in consolidation.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts and sales with major oil companies. For the years ended December 31, 2023, 2022 and 2021, gasoline and distillates accounted for 88.7%, 88.5% and 86.2% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2023 and December 31, 2022 only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 14% and 14%, respectively). As of December 31, 2023 and December 31, 2022, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 19% and 19%, respectively).
Seasonality
Traditionally, demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. However, due to global supply disruptions, the effects of seasonality on our operating results have been less impactful in recent years.
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

The refining industry is also highly competitive with respect to feedstock supply. Unlike certain of our competitors that have access to proprietary controlled sources of crude oil production available for use at their own refineries, we obtain all of our crude oil and substantially all other feedstocks from unaffiliated sources. The availability and cost of crude oil and feedstock are affected by global supply and demand. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe, however, that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.
Pursuant to its RFS, EPA has implemented mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Because we do not directly produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refineries’ product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to continue to purchase RINs, which historically had, and we expect to have, fluctuating costs based on market conditions.
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
We lease approximately 11,000 square feet for our regional corporate office in The Woodlands, Texas. The lease for The Woodlands office expires in 2032. Functions performed in The Woodlands include pipeline control center operations, logistics support functions and commercial operations in support of SBR.
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
Headcount
As of December 31, 2023, we had approximately 3,776 employees, of which 1,965 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	470	—	N/A	N/A
Delaware City refinery	535	374	USW	January 2026
Paulsboro refinery	301	189	IOW	March 2026
Toledo refinery	524	327	USW	February 2026
Chalmette refinery	587	335	USW	January 2026
Torrance refinery	592	304 15	USW IBEW	January 2026 January 2026
Torrance logistics	97	10 28 13	USW USW USW	April 2024 January 2026 March 2028
Martinez refinery	580	307 15	USW IBEW	February 2026 February 2026
Other Logistics assets	90	23 10 15	USW-East Coast Storage Assets USW- East Coast Terminals USW- East Coast Terminals	January 2026 April 2024 March 2028
Total employees	3,776	1,965

Information About Our Executive Officers
The following is a list of our executive officers as of February 15, 2024:

Name	Age (as of December 31, 2023 )	Position
Thomas Nimbley	72	Executive Chairman, Chairman of the Board
Matthew Lucey	50	President, Chief Executive Officer
Karen B. Davis	67	Senior Vice President, Chief Financial Officer
Paul Davis	61	Senior Vice President, Supply, Trading and Optimization
Thomas O’Connor	51	Senior Vice President, Commodity Risk and Strategy
Trecia Canty	54	Senior Vice President, General Counsel & Corporate Secretary
Steven Steach	67	Senior Vice President, Refining
Wendy Ho Tai	57	Senior Vice President, Human Resources
Jim Fedena	59	Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets
Thomas Nimbley has served as Chairman of the Board since June 30, 2016 and Executive Chairman since July 2023. He served as our Chief Executive Officer from June 2010 through June 2023 and was our Executive Vice President, Chief Operating Officer from April 2010 through June 2010. Mr. Nimbley also serves as a director and the Executive Chairman of certain of our subsidiaries. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and, subsequently, Senior Vice President and head of Refining for ConocoPhillips’ (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew Lucey has served as our President since January 2015 and Chief Executive Officer since July 2023. Mr. Lucey is also a director and the Chief Executive Officer of certain of our subsidiaries. Mr. Lucey was our Executive Vice President from April 2014 to December 2014 and served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Karen B. Davis has served as our Senior Vice President, Chief Financial Officer since February 20, 2023 and has been serving as our Principal Accounting Officer since May 11, 2023. She served as interim Chief Financial Officer from January 1, 2023 to February 19, 2023. Ms. Davis is also a director of certain of our subsidiaries. Ms. Davis previously served as Executive Vice President and Chief Financial Officer of Western Refining, Inc. and its affiliated entities, Western Refining Logistics LP and Northern Tier Energy, LP through May 2017. During her career, she has served in various chief financial officer and financial reporting officer positions with various public and private companies throughout the United States. Ms. Davis served as an independent director of PBF Energy from January 1, 2020 to December 31, 2022 and the Chairperson of the Audit Committee from October 1, 2020 to December 31, 2022. From 2017 through 2019, she served as an independent director of PBFX GP, where she was a member of the Audit and the Conflicts Committees.
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
Jim Fedena has served as our Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets since April 2022. He previously served as a Senior Vice President of Health, Safety and Environment from June 2010 to January 2013. From June 2010 through February 2011, he also served as the Delaware City refinery Manager during the reactivation period and, from January 2013 to April 2022, he served as Senior Vice President – Logistics. Prior to joining PBF Energy he served as managing partner for PJF Associates providing consulting services for private equity firms on refining acquisitions in North America and Europe. Mr. Fedena has over 30 years of oil industry experience in refining, pipelines, and terminal operations. He also served in various positions with Premcor, ConocoPhillips, Phillips, Tosco and Coastal with responsibility for health, safety and environmental programs.

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
◦ Note 8 - Accrued Expenses,
◦ Note 11 - Commitments and Contingencies

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
◦ Note 11 - Commitments and Contingencies

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
•Significant interruptions or casualty losses at any of our refineries and related assets or logistics terminals, pipelines or other facilities owned by us or by SBR;
•Interruptions of supply and distribution at our refineries;
•Renewable fuels mandates and the cost of RINs;
•Existence of capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
•Regulation related to climate change and emissions of greenhouse gases and other regulatory, environmental and health and safety regulations;
•Successful commercial operation of SBR;
•Enhanced scrutiny on ESG matters;
•Rate of inflation and its impacts on supply and demand, pricing, and supply chain disruption;
•Actions taken by our competitors, including adjustments to refining capacity or renewable fuels production in response to regulations and market conditions;
•Volatility and uncertainty in the credit and capital markets, including as a result of higher interest rates;
•Any political instability, including as a result of Russia’s military action in Ukraine, the outbreak of armed hostilities in the middle east, disruption in international shipping resulting from recent attacks by armed groups on cargo ships in the Red Sea, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events;
•A cyber-attack on, or other failure of, our technology infrastructure;
•Competition from other companies in the refining or renewable fuels industries;
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

The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the LCM value under the last-in-first-out (“LIFO”) inventory valuation methodology. At December 31, 2023 and December 31, 2022, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other.
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
In addition, the operations, profitability and cash flows of SBR may similarly be impacted by volatility of renewable feedstock costs and operating expenses, which may negatively impact the anticipated benefits and operating synergies from the Renewable Diesel Facility or our equity method investment in SBR. See “We may not be able to successfully integrate the operations of our 50-50 equity method investment into our business, or realize the anticipated benefits of this investment” risk factor below.
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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette, Torrance and Martinez refineries. For our Toledo refinery, aside from recent crude differential volatility, purchased crude prices have historically been above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the WTI/Dated Brent or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, imbalances between the production and capacity to export crude in Canada may continue to result in price volatility and the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, and may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not directly produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our results continue to be impacted by significant costs to comply with the RFS. While we have entered into agreements with SBR that allow us to purchase RINs at our election, we incurred approximately $762.3 million in RINs costs during the year ended December 31, 2023 as compared to $1,225.5 million and $726.0 million during the years ended December 31, 2022 and 2021, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 21, 2023, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2023, 2024, and 2025, and finalized volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Following our early termination of the Third Inventory Intermediation Agreement, we will fund all future inventory purchases with existing working capital or other available sources of liquidity. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to repay our indebtedness and other contractual obligations, support ongoing capital expenditures for equipment maintenance and upgrades, including during turnarounds at our refineries, and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
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
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. In addition, a failure to comply with these laws and regulations could adversely impact our ability to operate. For example, MRC is subject to amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment” (“Rule 6-5 Amendment”) requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area that will be effective in 2026. Although MRC believes that it will achieve compliance through the alternative emissions monitoring system (“AEMS”) approved by the Bay Area Air Quality Management District (“BAAQMD”) and subject to validation as part of the settlement agreement entered into on February 12, 2024, there can be no assurance that the AEMS will be validated or achieve the required emissions reductions or that we will not incur significant additional costs to comply with the Rule 6-5 Amendment.
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
See also “Recent record refining industry profits have raised the concern of public policy experts and federal and state policymakers, who have questioned whether these profits are justified, or whether they constituted a “windfall” to the industry and have enacted or could enact legislation that could adversely affect our operations and our profitability” risk factor below for additional regulatory risks that are not environmental, health or safety-related.
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
Both houses of Congress have actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA is taking steps to regulate GHGs under the existing federal Clean Air Act. EPA has adopted regulations limiting emissions of GHGs from motor vehicles, and is currently proposing new mobile source regulations further limiting GHG emissions for light- and medium-duty vehicles and heavy-duty highway vehicles. EPA has also adopted regulations addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB 32). On September 23, 2020 the Governor of California issued an executive order effectively banning the sale of new gasoline-powered passenger cars and trucks by 2035 and requiring zero-emission medium to heavy duty vehicles by 2045 everywhere feasible. The executive order requires state agencies to build out sufficient electric vehicle charging infrastructure. It is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted Senate Bill 32, which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the LCFS. In 2012, CARB implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which required a 10% reduction in the carbon intensity of gasoline and diesel by 2020. In 2018, CARB amended the LCFS to require a 20% reduction by 2030. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.
As noted above, on September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHGs within the state. The N-79-20 Order sets a 2035 goal of no sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. In an effort to accomplish the 2035 goal, on August 25, 2022, CARB voted unanimously to adopt the Advanced Clean Cars II (“ACCII”) regulations. According to CARB, the ACCII regulations will rapidly scale down light-duty passenger car, truck, and SUV emissions starting with the 2026 model year through 2035. The regulations are two-pronged. First, they amend the California Zero-emission Vehicle Regulation to require an increasing number of zero-emission vehicles, and rely on advanced vehicle technologies, including battery-electric, hydrogen fuel cell electric, and plug-in hybrid electric vehicles, to meet air quality and climate change emissions standards. Second, the regulations amend the California Low-emission Vehicle Regulations to include increasingly stringent standards for gasoline cars and heavier passenger trucks to continue to reduce smog-forming emissions while the sector transitions toward 100% electrification by 2035.

Similar to the ACCII, on April 28, 2023, CARB voted unanimously to adopt the Advanced Clean Fleet (“ACF”) regulations with the goal of achieving a zero-emission truck and bus fleet by 2045 everywhere feasible, and significantly earlier for certain market segments such as last mile delivery and drayage applications. The initial focus of ACF is on high-priority fleets with vehicles that are suitable for early electrification, their subhaulers, and entities that hire them. As to the 2045 goal, it is currently uncertain how the N-79-20 Order may be ultimately implemented by various California regulatory agencies. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
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
We operate in jurisdictions where very large and unpredictable punitive damage awards may occur in the context of litigation. Private plaintiffs may also initiate legal action against us for alleged environmental impacts. These parties may attempt to use the legal system to promote public policy agendas (including seeking to reduce the production and sale of hydrocarbon products through litigation targeting the company or other industry participants), gain political notoriety, or obtain monetary awards from the company. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts could be significant. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations.
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
We may not be able to successfully integrate the operations of our 50-50 equity method investment into our business, or realize the anticipated benefits of this investment.
On June 27, 2023, we closed on the jointly held investment in SBR, which owns the Renewable Diesel Facility, together with our partner, Eni. Following its completion, we have certain obligations and liabilities related to SBR as the construction manager, operator and provider of services. Further, SBR is operated as a separate entity and we do not fully control its operations. There can be no assurance that we will realize the anticipated benefits and operating synergies of the Renewable Diesel Facility or the equity method investment. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this investment may prove to be incorrect. This equity method investment involves risks, including:
•diversion of management time and attention from our existing business;
•reliance on Eni and their financial condition;
•risk that Eni does not always share our goals and objectives; and
•certain obligations that we have to fund capital expenditures relating to this investment.
Enhanced scrutiny on ESG matters and developments related to climate change may negatively impact our business and our access to capital markets.
Enhanced scrutiny on ESG matters may impact our business as it relates to the use of refined products, climate change, increasing public expectations on companies to address climate change, and potential use of substitutes or replacements to our products may result in increased costs, reduced demand for our products, reduced profits, increased regulations and litigation, and adverse impacts on our stock price and access to capital markets. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Also, some stakeholders may advocate for divestment of fossil fuel investments and encourage lenders to limit funding to companies engaged in the manufacturing of refined products. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor and public sentiment toward the Company and to the diversion of capital from our industry, which could have a negative impact on our stock price and our access to, and costs of, capital. This scrutiny, coupled with changes in consumer behavior, attitudes and preferences with respect to the generation and consumption of energy and the use of fossil fuels, may continue to result in (a) the enactment of climate change related regulations, policies and initiatives, including alternative energy requirements, (b) further technological advances related to the generation, storage and consumption of energy through alternative methods such as wind and solar and (c) increased demand for and/or availability of non-fossil fuel energy sources and related consumer products such as electric and hybrid vehicles and renewable power supplies. These developments may also lead to reduced demand for our products, a reduction in our revenue, higher costs and an overall decrease in our profitability.

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
Current inflation within the economy has resulted in increased interest rates and capital costs, contributed to supply shortages, increased the cost of living and labor, and other related items. As a result of inflation, which may continue, we expect to continue to encounter higher increases in the cost of feedstocks, labor, materials, and other inputs necessary in the refining of crude oil and other feedstocks. Although we may take actions to counteract the impacts of inflation, if these actions are not effective it could have a material adverse effect on our business, results of operations and financial condition. Additionally, higher future inflation or concerns of a recession could impact the demand for our products and services.
We may not be able to obtain funding on acceptable terms or at all, including because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income and bank markets could experience periods of extreme volatility that may negatively impact market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets could increase substantially at times while the availability of funds from those markets diminishes significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our business strategy, complete future acquisitions or growth projects, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and Russia’s military action in Ukraine starting in February 2022, the outbreak of armed hostilities in the middle east and disruptions in international shipping resulting from recent attacks by armed groups on cargo ships in the Red Sea. Although the length and impact of these ongoing military conflicts is highly unpredictable, these wars have led to market disruptions, including significant volatility in the financial markets and the global macroeconomic and geopolitical environment. Furthermore, a protracted conflict between Ukraine and Russia, or any escalation of this conflict, may result in additional financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU, Canada and others, such as the United States ban on import of Russian oil effective March 8, 2022 and the EU ban on oil products from Russia effective February 5, 2023, which may have adverse impacts on the wider global economy and market conditions and could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of PBF Energy’s Class A common stock to decline.
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
Our refining operations compete with domestic refiners and marketers in regions of the United States in which we operate, as well as with domestic refiners in other regions and foreign refiners that import products into the United States. In addition, we compete with other refiners, producers and marketers in other industries that provide means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations and they may also be able to obtain more favorable trade credit terms.
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

Acquisitions or other investments that we may undertake in the future involve a number of risks, any of which could cause us not to realize the anticipated benefits.
We may not be successful in acquiring additional assets or making investments in new business, and any acquisitions or other investments that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results. We may selectively consider strategic acquisitions and other investments in the future within the refining, mid-stream and renewable diesel or alternative energy sectors based on performance through the cycle, advantageous access to crude oil supplies, attractive refined products market fundamentals and access to distribution and logistics infrastructure. For example, we are part of Mid-Atlantic Clean Hydrogen Hub (“MACH2”), a broad consortium exploring the development of a clean energy and logistics hub on 2,500 acres adjacent to our Delaware City refinery, that was selected by the Department of Energy to receive up to $750.0 million to advance the development of a clean hydrogen production and distribution hub. In connection with MACH2, we are considering investments in renewable electricity, green hydrogen production, development of 10 million square feet of distribution warehouses and office space, and hydrogen fueling facilities for a large fleet of medium duty trucks. Our ability to acquire additional assets or invest in new businesses will be dependent upon a number of factors, including our ability to identify acceptable acquisition or investment opportunities, consummate acquisitions or other investments on acceptable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions and other investments include those relating to the diversion of management time and attention from our existing business, liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results, and the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets. We may also enter into transition services agreements in the future with sellers of any additional refineries we acquire or otherwise invest in. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations. In addition, it is likely that, when we acquire or otherwise invest in refineries, we will not have access to the type of historical financial information that we will require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of significant acquisitions or other investments on our financial performance until we have operated the acquired refineries for a substantial period of time.
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
We do not currently apply hedge accounting to any of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of such unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the settlements of the underlying hedged items are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.

Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2023, we have total debt of $1,298.4 million, excluding unamortized deferred debt issuance costs of $52.5 million, and we could incur additional borrowings under our PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”). We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
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
We currently have notes outstanding with maturity dates in 2028 and 2030. Additionally, our Revolving Credit Facility matures in 2028. We can make no assurance that we will be able to refinance these agreements on acceptable terms prior to their maturity dates. Market disruptions or other credit factors, such as rising inflation and higher interest rates, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. Further, ESG concerns and other pressures on the oil and gas industry could lead to increased costs of financing or limit our access to the capital markets. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs significantly increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

Despite our level of indebtedness, we and our subsidiaries may be able to incur substantially more debt, which could exacerbate the risks described above.
We and our subsidiaries are able to incur additional indebtedness in the future including additional secured or unsecured debt. Although our debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, the leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
Our future credit ratings could adversely affect our business, the cost of our borrowing, and our ability to obtain credit in the future.
Changes in our credit profile could affect the way crude oil and other suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security or letters of credit prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by these suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could reduce our access to supply and cause us to be unable to operate one or more of our refineries at full capacity.
The 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.875% senior unsecured notes due 2030 (the “2030 Senior Notes”) are rated Ba3 by Moody’s, BB by S&P, and BB by Fitch. Any adverse changes in our credit ratings may negatively impact the terms of credit we receive from our suppliers and require us to prepay or post collateral. Additionally, adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, maintain adequate levels of liquidity and make cash distributions to our shareholders.
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
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2028 Senior Notes and the 2030 Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as our agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) and the Tax Receivable Agreement (as defined below) also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
Risks Related to Our Organizational Structure and PBF Energy Class A Common Stock
PBF Energy is the managing member of PBF LLC and its only material asset is its interest in PBF LLC. Accordingly, PBF Energy depends upon distributions from PBF LLC and its subsidiaries to pay its taxes, meet its other obligations and/or pay dividends in the future.
PBF Energy is a holding company, and all of its operations are conducted through subsidiaries of PBF LLC. PBF Energy has no independent means of generating revenue and no material assets other than its ownership interest in PBF LLC. We depend on the earnings and cash flow of our subsidiaries to meet our obligations, including our indebtedness, tax liabilities and obligations to make payments under a tax receivable agreement entered into with PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”). If we do not receive such cash distributions, dividends or other payments from our subsidiaries, we may be unable to meet our obligations and/or pay dividends.
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
The Revolving Credit Facility, the 2028 Senior Notes, the 2030 Senior Notes, and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, we may be unable to obtain that cash to satisfy our obligations and make payments to PBF Energy stockholders, if any.
The rights of other members of PBF LLC may conflict with the interests of PBF Energy Class A common stockholders.
The interests of the other members of PBF LLC, which include current and former directors and officers, may not in all cases be aligned with PBF Energy Class A common stockholders’ interests. For example, these members may have different tax positions that could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to PBF Energy Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2024 Proxy Statement incorporated herein by reference.

Under the Tax Receivable Agreement, PBF Energy is required to pay the former and current holders of PBF LLC Series A Units and PBF LLC Series B Units, or other permitted assignees, for certain realized or assumed tax benefits PBF Energy may claim arising in connection with prior offerings and future exchanges of PBF LLC Series A Units for shares of its Class A common stock and related transactions. The indentures governing the senior notes allow PBF LLC, under certain circumstances, to make distributions sufficient for PBF Energy to pay its obligation under the Tax Receivable Agreement.
PBF Energy is party to a Tax Receivable Agreement that provides for the payment from time to time by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units, or other permitted assignees, of 85% of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) the increases in tax basis resulting from its acquisitions of PBF LLC Series A Units, including such acquisitions in connection with its prior offerings or in the future and (ii) certain other tax benefits related to its entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
PBF Energy has recognized, as of December 31, 2023, a total liability for the Tax Receivable Agreement of $336.6 million, of which $43.0 million is recorded as a current liability and was paid in January 2024 related to the 2022 tax year. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement. The foregoing are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments under the Tax Receivable Agreement could differ materially. It is possible that future transactions or events could increase the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of us.
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
Our certificate of incorporation and bylaws contain provisions that could make it more difficult for stockholders to effect certain corporate actions. Among other things, these provisions:
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
The market price of PBF Energy Class A common stock may be volatile, and you could lose all or part of your investment.
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
•the impact of disruptions to crude or feedstock supply to any of our refineries or our Renewable Diesel Facility, including disruptions due to problems with third-party logistics infrastructure;
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
We continue to require substantial working capital to fund our business. We may sell equity securities or convertible securities or other derivative securities in the public or private markets to assist in funding our capital needs even when conditions or terms are not otherwise favorable, including at prices at or below the then current market price of our shares of Class A common stock. As a result, stockholders may experience substantial dilution, and the market price of our Class A common stock could decline as a result of the introduction of a large number of shares of our Class A common stock, or securities convertible into or exchangeable or exercisable for our Class A common stock, into the market or the perception that these sales could occur. Sales of a large number of shares of our Class A common stock, or securities convertible into or exchangeable or exercisable for our Class A common stock, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, any equity securities we issue may have rights, preferences or privileges senior to those of our Class A common stock, and our current debt agreements contain, and any agreements for future debt or preferred equity financings, if available, are likely to contain, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt. Holders of Class A common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on our capital needs as well as market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or impact of future issuances, if any. Our Class A common stockholders bear the risk of our future offerings reducing the per share market price of our Class A common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity risk management and strategy
Our cybersecurity risk management program is managed by our Chief Information Officer (“CIO”) who reports to our Chief Financial Officer and provides regular updates to the Board. Our CIO establishes our overall Information Technology (“IT”) security strategy, oversees our information, cyber, and technology security and manages our IT department, which includes our Cybersecurity team. His responsibilities include developing, implementing, and enforcing security policies to protect critical data. The head of our Cybersecurity team, our Director of Information Security, who reports to our CIO, runs the day-to-day management of our cybersecurity risks. Our IT department overall assists in implementing cybersecurity strategies and policies under the direction of the Cybersecurity team, as applicable.
Our cybersecurity risk management program aligns with the National Institute of Standards and Technology Cyber Security Framework, which establishes five areas of focus: identify, protect, detect, respond and recover. Our cybersecurity risk management program is designed to manage industry-specific threats, as well as threats arising from the overall evolving cybersecurity landscape and consists of two principal areas of focus: (i) enterprise systems, which consists of all business systems used in our daily operations and (ii) operational technology, which consists of all process control, supervisory control and data acquisition systems. Key elements of our cybersecurity management program include:
•identifying, monitoring and mitigating the cybersecurity risks to our systems, assets, data and capabilities;
•a critical response process for cybersecurity incidents, including the process for detection, investigation, containment and remediation of any such incidents;
•establishment of disaster recovery plans;
•testing, at least bi-annually, of select critical systems for disaster recovery and periodic walk-throughs of procedures for disaster recovery;
•identity access policies that aim to identify and monitor for potential cyber intrusions;
•periodic security tests, including monthly internal vulnerability scans, weekly external vulnerability scans, monthly phishing campaigns and recurring penetration testing by third-party cybersecurity firms;
•table-top exercises, at least quarterly, for incident response preparedness for the Cybersecurity team and Information Technology department; and
•annual drills for potential threats on various aspects of our technology assets based on the then-existing IT threat landscape for our industry.
Pursuant to our incident response plan, the Cybersecurity team has defined roles in responding to all cybersecurity incidents to provide an efficient and organized approach to handling cybersecurity threats, with the CIO receiving all reports and status updates regarding cybersecurity threats. The incident response plan provides a documented framework for when and how the CIO informs and updates our Board, the executive officers and other internal parties and when external parties are notified or consulted about a cybersecurity threat and the status thereof.

We also utilize third-party cybersecurity vendors to assist us with various aspects of our cybersecurity risk management program. For example, in order to support our cybersecurity incident response procedures, we have retained several third-party cybersecurity firms to monitor the IT threat landscape for our industry. As part of our efforts to manage the risk of cybersecurity threats associated with the use of third parties, we monitor and evaluate the cybersecurity risk profiles of third-party technology providers and consider such risk profiles when selecting third-party technology providers. Any third-party service provider that is granted access to our network is required to comply with our policies regarding information technology and cybersecurity. We also engage several third-party cybersecurity firms to perform independent assessments of the effectiveness of our cybersecurity risk management program and assist us in the continued review of our cybersecurity risk management program in order to reflect the evolving landscape of cybersecurity.
To date, there have been no significant risks from cybersecurity threats, including as a result of any significant cybersecurity breaches or attacks that have materially affected our business, results of operations or financial condition. However, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cybersecurity protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors−Risks Relating to Our Business and Industry−A cyber-attack on, or other failure of, our technology infrastructure could affect our business and assets, and have a material adverse effect on our financial condition, results of operations and cash flows.”
Cybersecurity governance
Our CIO has 30 years of experience in highly regulated industries managing information security in complex, matrixed environments, seven of which are in his current role with the Company. He has created and maintained enterprise-level information security programs for our Company and other US and international companies in the refining industry.
The CIO, along with the head of our Cybersecurity team, periodically reports, no less than quarterly, to our Board and our executive officers regarding the state of our cybersecurity risk management program, including information on the status of ongoing efforts to manage and mitigate cybersecurity risks, as well as recent cybersecurity trends and events and any updates to cybersecurity matters.
The Audit Committee reviews our disclosures with respect to cybersecurity and information technology risks. The Audit Committee also reviews with management guidelines and policies to govern the process by which risk assessment and risk management is undertaken, including but not limited to cybersecurity and information technology risks. As part of the Company’s enterprise-wide risk management program, our Internal Audit team also reports to our Audit Committee regarding assessments of our cybersecurity and information technology risks, at least annually, based on regular updates by our CIO regarding such risks. Our Internal Audit team periodically reports to our executive officers and the Audit Committee regarding such risks.

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
We currently have multiple outstanding notices of violation (“NOVs”) issued by regulatory authorities for various alleged regulation and permit violations at our refineries. It is not possible to predict the outcome of any of these NOVs or the amount of the penalties that will be assessed in connection with any NOV. If any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $300,000 or more. On November 24, 2022, the Martinez refinery experienced a spent catalyst release that is currently being investigated by the BAAQMD, Contra Costa County (“CCC”), the Department of Justice and EPA, and the California Department of Fish and Game (“DFG”). On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and has received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health, the CCC, and the EPA. The BAAQMD has issued 35 NOVs relating to the spent catalyst incident to date. The CCC has issued two NOVs related to the spent catalyst incident. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. For the spent catalyst incident, the DFG, CCC, and the BAAQMD have referred their findings and/or NOVs issued to date to the CCC District Attorney. On November 16, 2023, the CCC District Attorney and BAAQMD announced a joint civil enforcement action against us that will include enforcement of claims from the November 24, 2022 spent catalyst release, as well as additional enforcement claims. On December 15, 2023, the BAAQMD issued a NOV related to odors from flaring that occurred on the same date. On December 18, 2023, the BAAQMD issued four NOVs related to a fire incident that occurred on December 17, 2023. For both the spent catalyst, coke dust, flaring and fire incidents, no penalties have been assessed but it is reasonable to expect that, individually or in the aggregate, the amount of such penalties may exceed $300,000.
On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability (“ACL”) assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. On January 12, 2024, MRC met with the RWQCB to discuss its response to their ACL assessment. Based on the discussions and the information provided by MRC, the RWQCB proposed reducing the ACL assessment to approximately $4.5 million and noted that, for any settlement, 50% of the penalty could be in the form of an Enhanced Compliance Actions settlement (“ECA”), Supplemental Environmental Project (“SEP”), or a combination of the two. On January 19, 2024, MRC agreed to accept the reduced ACL, with 50% of the approximately $4.5 million dedicated to an ECA and SEP. Once the parties finalize the settlement agreement and stipulation for entry of administrative civil liability order, it will be presented to the RWQCB’s Board for final approval.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed Plaintiff’s trespass claim with prejudice and granted Plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, Plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for Plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that Plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, Plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. Plaintiff’s opening brief is due March 22, 2024 and our answering brief is due April 22, 2024. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of amendments to Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal, which would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act (“CEQA”) and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. On December 9, 2022, MRC filed a Motion to Augment/Correct the Administrative Record regarding various documents that the BAAQMD is currently withholding and do not plan to include in the administrative record. On February 2, 2023, although the Court partially denied our motion concerning documents where the BAAQMD asserted the attorney client privilege, the Court held that CEQA places a heavy burden on the BAAQMD in justifying withholding documents based on the deliberative privilege. At the Court’s request, the parties agreed to a process whereby they jointly identified approximately 50 of the withheld/redacted documents for the Court to review. The Court ruled on those documents on February 22, 2023, ordering full disclosure of two types of documents related to the BAAQMD’s cost-estimates for the rule. In compliance with the Court’s order, in March 2023, the BAAQMD produced additional or less-redacted versions of previously produced documents. On May 26, 2023, MRC filed its opening brief. The BAAQMD’s opposition brief was filed on July 21, 2023. MRC filed its reply brief on August 18, 2023. The bench trial scheduled for December 21, 2023, was rescheduled to February 29, 2024. On February 12, 2024, the parties entered a settlement agreement pursuant to which MRC is dismissing its Petition/Complaint and the BAAQMD has approved MRC’s AEMS, to be validated within the first year after the effective date of the rule. We presently believe the settlement will not have a material impact on our financial position, results of operations, or cash flows.
On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. The parties are currently engaged in discovery. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Energy Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, Plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. Plaintiffs’ opposition to the motion is due February 16, 2024. MRC’s reply to Plaintiffs’ opposition is due February 23, 2024. The motion hearing date is currently scheduled for March 14, 2024. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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
As of February 9, 2024 there were 283 holders of record of PBF Energy Class A common stock and 12 holders of record of PBF Energy Class B common stock.
Dividend and Distribution Policy
Subject to the following paragraphs, PBF Energy currently intends to continue to pay quarterly cash dividends of approximately $0.25 per share on its Class A common stock.
PBF Energy is a holding company and has no material assets other than its ownership interests of PBF LLC. In order for PBF Energy to pay any dividends, it needs to cause PBF LLC to make distributions to it and the holders of PBF LLC Series A Units, and PBF LLC needs to cause PBF Holding and/or PBFX to make distributions to it, in at least an amount sufficient to cover cash dividends, if any, declared by PBF Energy. Each of PBF Holding and PBFX is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, PBF LLC may be unable to obtain cash from PBF Holding and/or PBFX to satisfy its obligations and make distributions to PBF Energy for dividends, if any, to PBF Energy’s stockholders. If PBF LLC makes such distributions to PBF Energy, the holders of PBF LLC Series A Units will also be entitled to receive pro rata distributions. The ability of PBF Holding to make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Credit Facility, the 2030 Senior Notes, the 2028 Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the senior notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Credit Facility contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
PBF Holding made $1,582.8 million in distributions to PBF LLC during the year ended December 31, 2023. In addition, during the year ended December 31, 2023 PBF LLC used $106.6 million to make non-tax distributions to its members, of which $105.8 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $105.8 million to pay cash dividends of $0.20 per share of its Class A common stock on March 16, 2023, May 31, 2023 and August 31, 2023, and cash dividends of $0.25 per share on November 30, 2023.
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
The graph below matches the cumulative 5-year total return of holders of PBF Energy Inc.'s common stock with the cumulative total returns of the S&P 500 index and a customized peer group of six companies that includes: Delek US Holdings, Inc., HF Sinclair Corporation, Marathon Petroleum Corp, Phillips 66, CVR Energy, Inc. and Valero Energy Corporation. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends), was $100 on 12/31/2018 and tracks it through 12/31/2023.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
PBF Energy Class A common stock	$100.00	$100.17	$22.94	$41.91	$132.35	$145.54
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	121.13	79.53	106.66	183.36	224.04

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for PBF Energy Class A Common Stock
In the fourth quarter of 2023, 53,009 PBF LLC Series A Units were exchanged for 53,009 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. We received no other consideration in connection with any exchanges. No exchanges were made by any of our directors or current executive officers.
Share Repurchase Program
The following table summarizes PBF Energy’s Class A common stock share repurchase activity during the fourth quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Approximately Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
October 1-31, 2023	993,619	$47.50	993,619	$413.7
November 1-30, 2023	856,822	$44.73	856,822	$375.4
December 1-31, 2023	1,485,576	$43.26	1,485,576	$311.1
Total	3,336,017	$44.90	3,336,017	$311.1
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.
(3) On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy’s Class A common stock (as amended from time to time, the "Repurchase Program"). On May 3, 2023, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. On February 13, 2024, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $1.0 billion to $1.75 billion. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which have been effected through Rule 10b5-1 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We were not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
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
In this Item 7, we discuss results for the years ended December 31, 2023 and 2022 and comparisons of the results for the years ended December 31, 2023 and 2022. Discussions of results for the year ended December 31, 2021 and comparisons of the results for the years ended December 31, 2022 and 2021 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2022.
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
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia's military action in Ukraine, the outbreak of armed hostilities in the middle east and disruptions in international shipping resulting from recent attacks by armed groups on cargo ships in the Red Sea, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;

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
•the impact of current and future laws, rulings and governmental regulations, including restrictions on the exploration and/or production of crude oil in the state of California, the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change, decarbonization and future energy transition and public policy in opposition to recent refining industry profits;
•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil or subjecting us to trade and sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities;
•our ability to manage our costs and expenses;
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
•our ability to successfully manage the operations of SBR, which owns the Renewable Diesel Facility, together with our partner, Eni;
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
•payments by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units, or their permitted assignees, under PBF Energy’s Tax Receivable Agreement for certain tax benefits we may claim;
•our assumptions regarding payments arising under PBF Energy’s Tax Receivable Agreement and other arrangements relating to our organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income; and
•the impact of disruptions to crude or feedstock supply to any of our refineries or our Renewable Diesel Facility, or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation.
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
Executive Summary
Our business operations are conducted by our subsidiaries. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California, and Martinez, California, and own a 50% interest in the Renewable Diesel Facility through our SBR equity method investment. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.

Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Debt and Credit Facilities
PBF Holding Revolving Credit Facility
On August 23, 2023, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement amended and restated the previously existing revolving credit agreement dated as of May 2, 2018 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through August 2028 and increased the maximum commitment amount under the facility to $3.5 billion from $2.85 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement.
There were no outstanding borrowings under the revolving credit facilities as of December 31, 2023 or December 31, 2022.
PBFX Revolving Credit Facility
On June 20, 2023, we terminated the $500.0 million PBFX senior secured revolving credit facility (the “PBFX Revolving Credit Facility”), which was originally set to mature on July 30, 2023. There were no outstanding borrowings under the PBFX Revolving Credit Facility as of the termination date.
There were no outstanding borrowings on the PBFX Revolving Credit Facility as of December 31, 2022.
Senior Notes
On August 21, 2023, we issued $500.0 million in aggregate principal amount of the 2030 Senior Notes. The net proceeds from this offering were approximately $488.8 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), including accrued and unpaid interest, on September 13, 2023.
On September 13, 2023, we exercised our rights under the indenture governing the 2025 Senior Notes to redeem all of the outstanding 2025 Senior Notes at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for all 2025 Senior Notes approximated $664.5 million plus accrued and unpaid interest.
On February 2, 2023, we exercised our rights under the indenture governing PBFX’s 6.875% senior notes (the “PBFX 2023 Senior Notes”) to redeem all of the outstanding PBFX 2023 Senior Notes at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for the PBFX 2023 Senior Notes approximated $525.0 million, inclusive of unamortized premium and deferred financing costs. The redemption was funded using cash on hand.
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
Catalyst Financing Obligations
During the year ended December 31, 2023, we settled our remaining outstanding precious metal financing arrangement, which represented a reduction of debt of approximately $3.1 million.
During the years ended December 31, 2022, we settled certain of our precious metals financing arrangements, resulting in reductions of debt of approximately $56.2 million.
Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Inventory Intermediation Agreement
Prior to 2023, PBF Holding and its subsidiaries, the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron. Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchased and held title to the J. Aron Products purchased or produced by the Refineries and delivered into the Storage Tanks. The J. Aron Products were sold back to us as the J. Aron Products were discharged out of the Storage Tanks.
On June 28, 2023, the PBF Entities entered into a second amendment to the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023. In conjunction with this early termination, we made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement.
Renewable Diesel Facility
On June 27, 2023, we closed on the jointly held investment in SBR. In connection with this investment, we contributed the SBR business, with an estimated fair value of $1.69 billion, excluding working capital. Eni contributed $845.6 million in cash, which consisted of $431.0 million of cash distributed to us at close and an additional $414.6 million of cash contributed after the commercial start up of the pre-treatment unit in July 2023. During the year ended December 31, 2023, we recorded a gain of $925.1 million resulting from the difference between the fair value of the consideration received, including our 50% noncontrolling interest, and the carrying value of the related assets contributed.

Share Repurchase Program
On December 12, 2022, our Board of Directors authorized the Repurchase Program. On May 3, 2023, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. On February 13, 2024, our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $1.0 billion to $1.75 billion. During the year ended December 31, 2023, we purchased 12,367,073 shares of PBF Energy's Class A common stock for $532.5 million, inclusive of commissions paid, through open market transactions. During the year ended December 31, 2022, we purchased 4,192,555 shares of PBF Energy's Class A common stock for $156.4 million, inclusive of commissions paid, through open market transactions.
Land Sales
During the year ended December 31, 2023, we closed on a third-party sale of a parcel of real property acquired as part of the Torrance Refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $1.7 million, included within Gain on sale of assets in the Consolidated Statements of Operations.
On December 20, 2021, PBFX closed on a third-party sale of real property at the refined products terminals in the greater Philadelphia area (“East Coast Terminals”). The sale resulted in a gain of approximately $2.8 million in the fourth quarter of 2021, included within Gain on sale of assets in the Consolidated Statements of Operations.
Merger Transaction
On November 30, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly-owned subsidiary of PBF LLC (“PBFX Holdings”), Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC, PBFX, and PBF Logistics GP LLC closed on a definitive agreement (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC acquired all of the publicly held common units in PBFX representing limited partner interests in the master limited partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates (the “Merger Transaction”). Subsequent to closing on the Merger Transaction, PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
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
East Coast Refining Reconfiguration
In 2022, we restarted several processing units at the Paulsboro refinery, that were temporarily idled in 2020 as part of the East Coast Refining Reconfiguration. Based on this reconfiguration and subsequent restart of several processing units, our East Coast throughput capacity currently approximates 335,000 barrels per day.

Tax Receivable Agreement
In connection with our IPO, we entered into a Tax Receivable Agreement pursuant to which we are required to pay the members of PBF LLC or their permitted assignees, who exchange their units for PBF Energy Class A common stock or whose units PBF Energy purchases, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. We have recognized, as of December 31, 2023, a liability for the Tax Receivable Agreement of $336.6 million ($338.6 million and $48.3 million as of December 31, 2022 and December 31, 2021, respectively) reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement. As of December 31, 2023, $43.0 million of the Tax Receivable Agreement obligation was recorded as a Current liability and represents the amount paid in January 2024 related to the 2022 tax year. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 11 - Commitments and Contingencies” and “Note 18 - Income Taxes” of our Notes to Consolidated Financial Statements for more details.
Renewable Fuel Standard
We are subject to obligations to purchase RINs required to comply with RFS. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $762.3 million in RINs costs during the year ended December 31, 2023 as compared to $1,225.5 million and $726.0 million during the years ended December 31, 2022 and 2021, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and changes in our production of on-road transportation fuels. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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
We continually monitor our market risk exposure for market developments that could introduce significant volatility in the financial markets.

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
Currently, crude oil delivered by rail is consumed at our East Coast refineries. The Delaware City rail unloading facilities, and the East Coast Storage Assets, allow our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. In subsequent periods, we have sold or returned railcars to optimize our railcar portfolio. Our railcar fleet provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and emission control regulations, including the cost of RINs required for compliance with RFS. The predominant variable cost is energy, in particular, the price of utilities, natural gas and electricity.
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
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 39% gasoline, 35% distillate, 2% high-value Group I lubricants, 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (4% LPGs, 15% black oil and 4% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
The East Coast Refining System’s realized gross margin on a per barrel basis is projected to differ from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:
•the system processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 50% to 75% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and

•as a result of the heavy, sour crude slate processed at our East Coast Refining System, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD.
•the Paulsboro refinery produces Group I lubricants, which carry a premium sales price to RBOB and ULSD, and the black oil is sold as asphalt, which may be sold at a premium or discount to Dated Brent based on the market.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 50% gasoline, 37% distillate, 4% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (4% LPGs and 5% black oil). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 47% gasoline and 34% distillate, 1% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (6% black oil, 5% LPGs, 2% petroleum coke, and 5% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (Gulf Coast) 2-1-1 benchmark refining margin due to the following factors:
•the Chalmette refinery has recently processed a slate of primarily light and medium crude oils, which represents approximately 60% to 75% of total throughput. The remaining throughput consists of heavy crude oils and other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD.

Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 54% gasoline and 29% distillate with the remaining portion of the product slate comprised of lower-value products (5% black oil, 2% LPG and 10% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 65% to 80% of total throughput. The Torrance crude slate has the lowest API gravity (typically an API gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel.
Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 57% gasoline and 31% distillate with the remaining portion of the product slate comprised of lower-value products (4% black oil petroleum coke, 4% LPG and 4% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
The Martinez refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Martinez refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 45% to 70% of total throughput. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Martinez, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and CARB diesel.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2023, 2022 and 2021 (amounts in millions, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Year Ended December 31,
	2023	2022	2021
Revenues	$38,324.8	$46,830.3	$27,253.4
Cost and expenses:
Cost of products and other	32,671.3	39,049.1	23,826.8
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,694.9	2,599.0	2,085.9
Depreciation and amortization expense	560.0	503.6	453.5
Cost of sales	35,926.2	42,151.7	26,366.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	362.5	468.7	247.3
Depreciation and amortization expense	11.5	7.5	13.3
Change in fair value of contingent consideration, net	(45.8)	48.3	32.4
Equity loss in investee	45.3	—	—
Gain on formation of SBR equity method investment	(925.1)	—	—
(Gain) loss on sale of assets	(1.3)	0.9	(3.0)
Total cost and expenses	35,373.3	42,677.1	26,656.2
Income from operations	2,951.5	4,153.2	597.2
Other income (expense):
Interest expense, net	(63.8)	(246.0)	(317.5)
Change in Tax Receivable Agreement liability	2.0	(290.3)	(48.3)
Change in fair value of catalyst obligations	1.1	(2.0)	8.5
(Loss) gain on extinguishment of debt	(5.7)	(66.1)	79.9
Other non-service components of net periodic benefit cost	0.7	8.8	7.8
Income before income taxes	2,885.8	3,557.6	327.6
Income tax expense	723.8	584.8	12.1
Net income	2,162.0	2,972.8	315.5
Less: net income attributable to noncontrolling interests	21.5	96.0	84.5
Net income attributable to PBF Energy Inc. stockholders	$2,140.5	$2,876.8	$231.0
Consolidated gross margin	$2,398.6	$4,678.6	$887.2
Gross refining margin (1)	$5,287.7	$7,429.9	$3,087.7
Net income available to Class A common stock per share:
Basic	$17.13	$23.47	$1.92
Diluted	$16.52	$22.84	$1.90
——————————
(1) See Non-GAAP Financial Measures.

Operating Highlights

	Year Ended December 31,
	2023	2022	2021
Key Operating Information
Production (bpd in thousands)	918.3	937.1	852.2
Crude oil and feedstocks throughput (bpd in thousands)	909.4	925.1	834.5
Total crude oil and feedstocks throughput (millions of barrels)	329.0	337.7	304.6
Consolidated gross margin per barrel of throughput	$7.29	$13.85	$2.91
Gross refining margin, excluding special items, per barrel of throughput (1)	$16.07	$22.00	$7.94
Refinery operating expense, per barrel of throughput	$7.85	$7.39	$6.56

Crude and feedstocks (% of total throughput) (2)
Heavy	27%	32%	34%
Medium	35%	36%	31%
Light	20%	18%	18%
Other feedstocks and blends	18%	14%	17%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	47%	53%
Distillates and distillate blendstocks	34%	35%	30%
Lubes	1%	1%	1%
Chemicals	1%	1%	2%
Other	18%	17%	16%
Total yield	101%	101%	102%
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

	Year Ended December 31,
	2023	2022	2021
	(dollars per barrel, except as noted)
Dated Brent crude oil	$82.64	$101.27	$70.89
West Texas Intermediate (WTI) crude oil	$77.67	$94.58	$68.10
Light Louisiana Sweet (LLS) crude oil	$80.14	$96.81	$69.59
Alaska North Slope (ANS) crude oil	$82.36	$98.76	$70.56
Crack Spreads
Dated Brent (NYH) 2-1-1	$29.67	$40.26	$16.84
WTI (Chicago) 4-3-1	$23.71	$31.56	$16.34
LLS (Gulf Coast) 2-1-1	$29.13	$37.56	$16.03
ANS (West Coast-LA) 4-3-1	$36.88	$41.64	$20.10
ANS (West Coast-SF) 3-2-1	$36.89	$41.89	$20.55
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.97	$6.68	$2.80
Dated Brent less Maya (heavy, sour)	$13.71	$13.95	$6.47
Dated Brent less WTS (sour)	$4.99	$6.98	$2.63
Dated Brent less ASCI (sour)	$5.73	$9.68	$3.90
WTI less WCS (heavy, sour)	$18.32	$21.30	$14.19
WTI less Bakken (light, sweet)	$(1.28)	$(4.05)	$(0.14)
WTI less Syncrude (light, sweet)	$(0.91)	$(3.04)	$2.25
WTI less LLS (light, sweet)	$(2.48)	$(2.22)	$(1.50)
WTI less ANS (light, sweet)	$(4.70)	$(4.17)	$(2.46)
Effective RIN basket price	$7.02	$7.66	$6.75
Natural gas (dollars per MMBTU)	$2.66	$6.54	$3.73
2023 Compared to 2022
Overview— PBF Energy net income was $2,162.0 million for the year ended December 31, 2023 compared to net income of $2,972.8 million for the year ended December 31, 2022. Net income attributable to PBF Energy stockholders was $2,140.5 million, or $16.52 per diluted share, for the year ended December 31, 2023 ($16.52 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $11.32 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $2,876.8 million, or $22.84 per diluted share, for the year ended December 31, 2022 ($22.84 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $23.36 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the year ended December 31, 2023 and 2022.

Our results for the year ended December 31, 2023 were positively impacted by special items consisting of a gain on the formation of the SBR equity method investment of $925.1 million, or $684.6 million net of tax, a change in fair value of contingent consideration of $45.8 million, or $33.9 million net of tax, related to changes in our earn-out obligation associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”), pre-tax benefit associated with the change in the Tax Receivable Agreement liability of $2.0 million, or $1.5 million net of tax and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million or $1.3 million net of tax, partially offset by our share of the SBR LCM inventory reserve of $38.7 million, or $28.6 million net of tax, a $5.7 million, or $4.2 million net of tax, loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, and exit costs associated with the early termination of the Third Inventory Intermediation Agreement of $13.5 million, or $10.0 million, net of tax. Our results for the year ended December 31, 2022 were negatively impacted by special items consisting of pre-tax charges associated with the change in the Tax Receivable Agreement liability of $290.3 million, or $215.1 million net of tax, a net loss on the extinguishment of debt mainly associated with the redemption of our 2025 Senior Secured Notes of $66.1 million, or $49.0 million net of tax, and net changes in fair value of contingent consideration of $48.3 million, or $35.8 million net of tax, partially offset by a $233.8 million tax benefit associated with the remeasurement of certain deferred tax assets.
Excluding the impact of these special items, when comparing our results to the year ended December 31, 2022, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials, as well as planned and unplanned maintenance, primarily at our West Coast refineries. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the prior year. Refined product margins primarily benefited in 2022 from global supply disruptions, caused in large part by the conflict between Russia and Ukraine.
Revenues— Revenues totaled $38.3 billion for the year ended December 31, 2023 compared to $46.8 billion for the year ended December 31, 2022, a decrease of approximately $8.5 billion or 18.2%. Revenues per barrel sold were $100.85 and $123.26 for the years ended December 31, 2023 and 2022, respectively, a decrease of 18.2% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 327,600 bpd, 136,400 bpd, 174,200 bpd and 271,200 bpd, respectively. For the year ended December 31, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 300,300 bpd, 148,500 bpd, 180,700 bpd and 295,600 bpd, respectively. For the year ended December 31, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 373,700 bpd, 148,700 bpd, 187,300 bpd and 340,800 bpd, respectively. For the year ended December 31, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 353,800 bpd, 158,200 bpd, 190,600 bpd and 338,400 bpd, respectively.
Overall average throughput rates were lower in the year ended December 31, 2023 due to increased maintenance activity and lower demand compared to the same period in 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were slightly higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated gross margin— Consolidated gross margin totaled $2,398.6 million for the year ended December 31, 2023, compared to $4,678.6 million for the year ended December 31, 2022, a decrease of $2,280.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $5,287.7 million, or $16.07 per barrel of throughput, for the year ended December 31, 2023 compared to $7,429.9 million, or $22.00 per barrel of throughput, for the year ended December 31, 2022, a decrease of approximately $2,142.2 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials at the majority of our refineries. During the years ended December 31, 2023 and December 31, 2022, our margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $762.3 million for the year ended December 31, 2023 compared to $1,225.5 million for the year ended December 31, 2022.
Average industry margins were unfavorable during the year ended December 31, 2023 compared to the prior year, primarily due to decreased refining margins as a result of unfavorable movements in crack spreads and crude oil differentials at the majority of our refineries.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $29.67 per barrel, or 26.3% lower, in the year ended December 31, 2023, as compared to $40.26 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential, which increased by $2.77 per barrel, offset by weakened Dated Brent/Maya differential, which decreased by $0.24 per barrel compared to the same period in 2022. The WTI/WCS differential decreased to $18.32 per barrel in 2023 compared to $21.30 per barrel in 2022, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $23.71 per barrel, or 24.9% lower, in the year ended December 31, 2023, as compared to $31.56 per barrel in the prior year. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a premium of $1.28 per barrel in the year ended December 31, 2023, as compared to a premium of $4.05 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged a premium of $0.91 per barrel for the year ended December 31, 2023 as compared to a premium of $3.04 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $29.13 per barrel, or 22.4% lower, in the year ended December 31, 2023 as compared to $37.56 per barrel in the prior year. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $2.48 per barrel for the year ended December 31, 2023 as compared to a premium of $2.22 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $36.88 per barrel, or 11.4% lower, in the year ended December 31, 2023 as compared to $41.64 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $36.89 per barrel, or 11.9% lower, in the year ended December 31, 2023 as compared to $41.89 per barrel in the prior year. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $4.70 per barrel for the year ended December 31, 2023 as compared to a premium of $4.17 per barrel in the prior year.

Operating expenses— Operating expenses totaled $2,694.9 million for the year ended December 31, 2023 compared to $2,599.0 million for the year ended December 31, 2022, an increase of approximately $95.9 million, or 3.7%. Of the total $2,694.9 million in operating expenses, $2,581.3 million, or $7.85 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $113.6 million related to expenses incurred by the Logistics segment ($2,495.6 million or $7.39 per barrel of throughput, and $103.4 million of operating expenses for the year ended December 31, 2022 related to the Refining and Logistics segments, respectively). The increase in operating expenses was mainly attributable to higher maintenance and operational costs primarily due to unplanned downtime, partially offset by lower energy expenses driven by lower natural gas prices.
General and administrative expenses— General and administrative expenses totaled $362.5 million for the year ended December 31, 2023, compared to $468.7 million for the year ended December 31, 2022, a decrease of $106.2 million or 22.7%. Our general and administrative expenses were lower in comparison to the prior year due to lower employee-related expenses, including lower incentive compensation. General and administrative costs are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on formation of SBR equity method investment— There was a gain of $925.1 million for the year ended December 31, 2023, resulting from the difference between the carrying value and fair value of the assets associated with the business contributed to SBR.
(Gain) loss on sale of assets— There was a net gain of $1.3 million for the year ended December 31, 2023 related primarily to the sale of a parcel of land at our Torrance refinery. There was a loss of $0.9 million for the year ended December 31, 2022 related primarily to the sale of non-operating refinery assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $571.5 million for the year ended December 31, 2023 (including $560.0 million recorded within Cost of sales) compared to $511.1 million for the year ended December 31, 2022 (including $503.6 million recorded within Cost of sales), an increase of $60.4 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the end of the prior year.
Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $45.8 million and a loss of $48.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. These gains and losses were primarily related to changes in the estimated fair value of the Martinez Contingent Consideration.
Change in Tax Receivable Agreement liability— The change in the Tax Receivable Agreement liability for the year ended December 31, 2023, represented a benefit of $2.0 million. Changes in the Tax Receivable Agreement liability for the year ended December 31, 2022 represented a charge of $290.3 million as a result of changes in the deferred tax asset valuation allowance recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $1.1 million for the year ended December 31, 2023, compared to a loss of $2.0 million for the year ended December 31, 2022. These gains and losses relate to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination.

(Loss) gain on extinguishment of debt— There was a loss on extinguishment of debt of $5.7 million in the year ended December 31, 2023, related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Agreement. There was a loss on extinguishment of debt of $66.1 million incurred in the year ended December 31, 2022 related to the redemption of all of the outstanding 2025 Senior Secured Notes, slightly offset by a gain related to the repurchase of a portion of each of the 2028 Senior Notes and 2025 Senior Notes.
Interest expense, net— Interest expense totaled $63.8 million for the year ended December 31, 2023, compared to $246.0 million for the year ended December 31, 2022, a decrease of $182.2 million. The net decrease is mainly attributable to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022, the redemption of the PBFX 2023 Senior Notes during the first quarter of 2023, the redemption of the 2025 Senior Notes in the third quarter of 2023, and the offering of our 2030 Senior Notes during the third quarter of 2023 at a reduced principal amount, as well as no outstanding balance on our Revolving Credit Facility. Additionally, the early termination of the Third Inventory Intermediation Agreement in 2023 further reduced our interest expense. There was also a $54.5 million increase in interest income earned during the year ended December 31, 2023 driven by higher interest rates in comparison to the prior year. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs and subsequent one-time exit costs of $13.5 million associated with the Third Inventory Intermediation Agreement with J. Aron, which was terminated effective as of July 31, 2023, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Energy Limited, are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% on a weighted-average basis for both the year ended December 31, 2023 and 2022. PBF Energy’s Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interests in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the years ended December 31, 2023 and 2022 was 25.1% and 16.4%, respectively. The lower effective tax rate in 2022 resulted from the reversal of the remaining balance of a deferred tax asset valuation allowance.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries, including PBFX. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, we recorded a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX prior to the close of the Merger Transaction, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX prior to the close of the Merger Transaction and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the year ended December 31, 2023 and 2022 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to LCM inventory adjustments, our share of the SBR LCM inventory adjustment, net changes in fair value of contingent consideration, loss (gain) on extinguishment of debt and costs associated with the early termination of the Third Inventory Intermediation Agreement, changes in the Tax Receivable Agreement liability, gains on land sales, gain on formation of the SBR equity method investment, and net tax benefit on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

Adjusted Fully-Converted Net Income and Adjusted Fully-Converted Net Income (Loss) Excluding Special Items
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflect an assumed exchange of all PBF LLC Series A Units for shares of PBF Energy Class A common stock. In addition, we present results on an Adjusted Fully-Converted basis excluding special items as described above. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable GAAP measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the years ended December 31, 2023, 2022 and 2021 (in millions, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to PBF Energy Inc. stockholders	$2,140.5	$2,876.8	$231.0
Less: Income allocated to participating securities	—	—	—
Income available to PBF Energy Inc. stockholders - basic	2,140.5	2,876.8	231.0
Add: Net income attributable to noncontrolling interest(1)	20.5	27.9	2.4
Less: Income tax expense (2)	(5.3)	(7.2)	(0.6)
Adjusted fully-converted net income	$2,155.7	$2,897.5	$232.8
Special Items:(3)
Add: LCM inventory adjustment	—	—	(669.6)
Add: LCM inventory adjustment - SBR	38.7	—	—
Add: Change in fair value of contingent consideration, net	(45.8)	48.3	32.4
Add: Gain on land sales	(1.7)	—	(2.8)
Add: Loss (gain) on extinguishment of debt and termination of Inventory Intermediation Agreement	19.2	66.1	(79.9)
Add: Change in Tax Receivable Agreement liability	(2.0)	290.3	48.3
Add: Gain on formation of SBR equity method investment	(925.1)	—	—
Add: Net tax benefit on remeasurement of deferred tax assets	—	(233.8)	(37.4)
Less: Recomputed income tax on special items	238.3	(104.9)	173.9
Adjusted fully-converted net income (loss) excluding special items	$1,477.3	$2,963.5	$(302.3)

Weighted-average shares outstanding of PBF Energy Inc.	124,953,858	122,598,076	120,240,009
Conversion of PBF LLC Series A Units (4)	899,519	917,991	988,730
Common stock equivalents (5)	4,656,071	3,344,039	1,409,415
Fully-converted shares outstanding—diluted	130,509,448	126,860,106	122,638,154

Diluted net income per share	$16.52	$22.84	$1.90
Adjusted fully-converted net income per fully exchanged, fully diluted shares outstanding (5)	$16.52	$22.84	$1.90
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$11.32	$23.36	$(2.50)
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

	Year Ended December 31,
	2023		2022		2021
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$38,324.8	$116.48	$46,830.3	$138.69	$27,253.4	$89.46
Less: Cost of sales	35,926.2	109.19	42,151.7	124.84	26,366.2	86.55
Consolidated gross margin	$2,398.6	$7.29	$4,678.6	$13.85	$887.2	$2.91
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$2,398.6	$7.29	$4,678.6	$13.85	$887.2	$2.91
Add: PBFX operating expense	131.9	0.40	121.4	0.36	103.4	0.35
Add: PBFX depreciation expense	36.1	0.11	36.7	0.11	37.8	0.13
Less: Revenues of PBFX	(384.1)	(1.17)	(369.3)	(1.09)	(355.5)	(1.17)
Add: Refinery operating expenses	2,581.3	7.85	2,495.6	7.39	1,999.1	6.56
Add: Refinery depreciation expense	523.9	1.59	466.9	1.38	415.7	1.36
Gross refining margin	$5,287.7	$16.07	$7,429.9	$22.00	$3,087.7	$10.14
Special Items: (3)
Add: LCM inventory adjustment	—	—	—	—	(669.6)	(2.20)
Gross refining margin excluding special items	$5,287.7	$16.07	$7,429.9	$22.00	$2,418.1	$7.94
——————————
See Notes to Non-GAAP Financial Measures.

EBITDA, EBITDA Excluding Special Items and Adjusted EBITDA
Our management uses earnings before interest, income taxes, depreciation and amortization (“EBITDA”), EBITDA excluding special items and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our Board of Directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, the write down of inventory to the LCM, our share of the SBR LCM inventory adjustment, changes in the Tax Receivable Agreement liability, net change in the fair value of contingent consideration, gain on land sales, loss (gain) on extinguishment of debt, gain on the formation of the SBR equity method investment and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$2,162.0	$2,972.8	$315.5
Add: Depreciation and amortization expense	571.5	511.1	466.8
Add: Interest expense, net	63.8	246.0	317.5
Add: Income tax expense	723.8	584.8	12.1
EBITDA	$3,521.1	$4,314.7	$1,111.9
Special Items: (3)
Add: LCM inventory adjustment	—	—	(669.6)
Add: LCM inventory adjustment - SBR	38.7	—	—
Add: Change in fair value of contingent consideration, net	(45.8)	48.3	32.4
Add: Gain on land sales	(1.7)	—	(2.8)
Add: Loss (gain) on extinguishment of debt	5.7	66.1	(79.9)
Add: Change in Tax Receivable Agreement liability	(2.0)	290.3	48.3
Add: Gain on formation of SBR equity method investment	(925.1)	—	—
EBITDA excluding special items	$2,590.9	$4,719.4	$440.3

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$3,521.1	$4,314.7	$1,111.9
Add: Stock based compensation	51.5	54.3	35.6
Add: Change in fair value of catalyst obligations	(1.1)	2.0	(8.5)
Add: LCM inventory adjustment (3)	—	—	(669.6)
Add: LCM inventory adjustment - SBR (3)	38.7	—	—
Add: Change in fair value of contingent consideration, net (3)	(45.8)	48.3	32.4
Add: Gain on land sales (3)	(1.7)	—	(2.8)
Add: Loss (gain) on extinguishment of debt (3)	5.7	66.1	(79.9)
Add: Change in Tax Receivable Agreement liability (3)	(2.0)	290.3	48.3
Add: Gain on formation of SBR equity method investment (3)	(925.1)	—	—
Adjusted EBITDA	$2,641.3	$4,775.7	$467.4
——————————
See Notes to Non-GAAP Financial Measures.

Net Debt to Capitalization Ratio and Net Debt to Capitalization Ratio Excluding Special Items
The total debt to capitalization ratio is calculated by dividing total debt by the sum of total debt and total equity. This ratio is a measurement that management believes is useful to investors in analyzing our leverage. Net debt and the net debt to capitalization ratio are Non-GAAP measures. Net debt is calculated by subtracting cash and cash equivalents from total debt. Total capitalization is calculated by adding total debt and total equity. We believe these measurements are also useful to investors since we have the ability to and may decide to use a portion of our cash and cash equivalents to retire or pay down our debt. Additionally, we have also presented the total debt to capitalization and net debt to capitalization ratios excluding the cumulative effects of special items on equity.

	December 31,	December 31,
	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$1,783.5	$2,203.6
Inventories	3,183.1	2,763.6
Total assets	14,387.8	13,549.1
Total debt	1,245.9	1,959.1
Net debt	(537.6)	(244.5)
Total capitalization	7,877.2	7,015.1
Total equity	6,631.3	5,056.0
Total equity excluding special items (6)	$5,557.4	$4,660.5

Total debt to capitalization ratio	16%	28%
Total debt to capitalization ratio, excluding special items (6)	18%	30%
Net debt to capitalization ratio*	(9)%	(5)%
Net debt to capitalization ratio, excluding special items* (6)	(11)%	(6)%

* Negative ratio exists at December 31, 2023 and December 31, 2022 as cash is in excess of debt.
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
(2)    Represents an adjustment to reflect PBF Energy’s annualized statutory corporate tax rate of approximately 26.0% for 2023 and 25.9% for 2022 and 2021, applied to net income attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
(3)    Special items:
         LCM Inventory Adjustment - LCM is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using the LIFO inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed, and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments is included in the Refining segment’s income from operations, but are excluded from the operating results presented, as applicable, in order to make such information comparable between periods.
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2023	2022	2021
January 1,	$—	$—	$669.6
December 31,	—	—	—

    The following table includes the corresponding impact of changes in the LCM inventory reserve on income from operations and net income for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Net LCM inventory adjustment benefit in income from operations	$—	$—	$669.6
Net LCM inventory adjustment benefit in net income	—	—	496.2
SBR LCM Inventory Adjustment - For 2023, an LCM write-down of $77.4 million is included in SBR’s results of operations. Our Equity loss in investee includes our 50% share of this adjustment. This LCM write-down decreased PBF Energy’s income from operations and net income by $38.7 million and $28.6 million, respectively. This amount is excluded from the table above.

Change in fair value of contingent consideration, net - During the year ended December 31, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration, which increased income from operations and net income by $45.8 million and $33.9 million, respectively. During the year ended December 31, 2022, we recorded a net change in fair value of the Martinez Contingent Consideration, offset by the recognition of contingent assets associated with the acquisition. These changes in estimate decreased income from operations and net income by $48.3 million and $35.8 million, respectively. During the year ended December 31, 2021, we recorded a change in fair value of the Martinez Contingent Consideration and the earn-out obligation associated with the acquisition of CPI Operations LLC (the “PBFX Contingent Consideration”), which decreased income from operations and net income by $32.4 million and $24.0 million, respectively.
Loss (gain) on extinguishment of debt and termination of Inventory Intermediation Agreement- During the year ended December 31, 2023, we recorded a pre-tax loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, which decreased income before income taxes and net income by $5.7 million and $4.2 million, respectively. During the year ended December 31, 2022, we recorded a net pre-tax loss on extinguishment of debt related to the redemption of the 2025 Senior Secured Notes, partially offset by the gain recognized on the repurchase of a portion of each of the 2028 Senior Notes and the 2025 Senior Notes, which decreased income before income taxes and net income by $66.1 million and $49.0 million, respectively. During the year ended December 31, 2021, we recorded pre-tax gain on extinguishment of debt related to the repurchase of a portion of each of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before income taxes and net income by $79.9 million and $59.2 million, respectively.
During the year ended December 31, 2023, in conjunction with the early termination of the Third Inventory Intermediation Agreement, we incurred certain one-time exit costs, which decreased income before income taxes and net income by $13.5 million and $10.0 million, respectively. These costs are included within Interest expense, net, in our Consolidated Statement of Operations.
Gain on land sales - During the year ended December 31, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $1.7 million and $1.3 million, respectively. During the year ended December 31, 2021, we recorded a gain on the sale of PBFX real-property at the East Coast Terminals, which increased income from operations and net income by $2.8 million and $2.1 million, respectively. There were no such gains in the year ended December 31, 2022.
Gain on formation of SBR equity method investment - During the year ended December 31, 2023, we recorded a net gain resulting from the difference between the carrying value and the fair value of the assets associated with the business contributed to SBR, which increased income from operations and net income by $925.1 million and $684.6 million, respectively. There were no such gains in any other periods presented.

Change in Tax Receivable Agreement liability - During the year ended December 31, 2023, we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $2.0 million and $1.5 million, respectively. During the year ended December 31, 2022, we recorded a change in the Tax Receivable Agreement liability that decreased income before income taxes and net income by $290.3 million and $215.1 million, respectively. During the year ended December 31, 2021, PBF Energy recorded a change in the Tax Receivable Agreement liability that decreased income before taxes and net income by $48.3 million and $35.8 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Net tax benefit on remeasurement of deferred tax assets - The deferred tax valuation allowance was reduced to zero as of December 31, 2022, therefore, there was no impact to our financial statements related to the remeasurement of deferred tax assets as of December 31, 2023. During the year ended December 31, 2022, we recorded a decrease to our deferred tax valuation allowance of $308.5 million (reducing our deferred tax valuation allowance to zero), in accordance with ASC 740, of which $233.8 million related to a tax benefit with respect to the remeasurement of deferred tax assets and the balance related to our net changes in the Tax Receivable Agreement liability. During the year ended December 31, 2021, we recorded a deferred tax valuation allowance of $308.5 million in accordance with ASC 740 (a decrease of $49.9 million when compared to December 31, 2020, which included a tax benefit of approximately $12.5 million related to our net change in the Tax Receivable Agreement liability and a net tax benefit of $37.4 million related primarily to the remeasurement of deferred tax assets).
Recomputed income tax on special items - The income tax impact on these special items, other than the net tax benefit special item discussed above, is calculated using the tax rates shown in (2) above.
(4)     Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the years ended December 31, 2023, 2022 and 2021, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 18,431, 3,877,035 and 12,568,275 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the years ended December 31, 2023, 2022 and 2021, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

(6)    Total Equity excluding special items is calculated in the table below:

	December 31,	December 31,
	2023	2022
	(in millions)
Total equity	$6,631.3	$5,056.0
Special Items (Note 4)
Add: LCM inventory adjustment - SBR	38.7	—
Add: Change in fair value of contingent consideration, net	(58.8)	(13.0)
Add: Gain on land sales	(89.5)	(87.8)
Add: Gain on formation of SBR equity method investment	(925.1)	—
Add: Loss on extinguishment of debt and termination of Inventory Intermediation Agreement	53.1	33.9
Add: Change in Tax Receivable Agreement liability	(327.3)	(325.3)
Add: Cumulative historical equity adjustments (a)	(130.2)	(130.2)
Less: Recomputed income tax on special items	365.2	126.9
Net impact of special items to equity	(1,073.9)	(395.5)
Total equity excluding special items	$5,557.4	$4,660.5
(a) Refer to the Company’s 2022 Annual Report on Form 10-K (“Notes to Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a listing of special items included in cumulative historical equity adjustments prior to 2023.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service requirements, share repurchases under our share repurchase program, as well as PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of December 31, 2023, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,338.5 million for the year ended December 31, 2023 compared to net cash provided by operating activities of $4,772.0 million for the year ended December 31, 2022. Our operating cash flows for the year ended December 31, 2023 included our net income of $2,162.0 million, depreciation and amortization of $591.6 million, deferred income taxes of $537.0 million, stock-based compensation of $51.5 million, pension and other post-retirement benefit costs of $47.9 million, loss from equity method investment of $45.3 million and loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, partially offset by a gain on formation of the SBR equity method investment of $925.1 million, net change in the fair value of the Martinez Contingent Consideration of $45.8 million, change in the Tax Receivable Agreement liability of $2.0 million, gain on sale of assets of $1.3 million, and a change in the fair value of our catalyst obligations of $1.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $1,127.2 million driven by inventory purchases and payments for accrued expenses. The change in accrued expenses was due primarily to a decrease in renewable energy and emissions obligations, as a result of a decrease in our unfunded RINs obligation.
Our operating cash flows for the year ended December 31, 2022 included our net income of $2,972.8 million, and net changes in operating assets and liabilities reflecting cash proceeds of $341.0 million, primarily driven by timing of payments for accrued expenses. Change in accrued expenses was due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $533.9 million, deferred income taxes of $420.2 million, change in the Tax Receivable Agreement liability of $290.3 million, net loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Secured Notes of $66.1 million, stock-based compensation of $54.3 million, net change in the fair value of contingent consideration of $48.3 million, pension and other post-retirement benefit costs of $47.6 million, changes in the fair value of our catalyst obligations of $2.0 million, and loss on sale of assets of $0.9 million, partially offset by a net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $5.4 million.

Net cash provided by operating activities was $4,772.0 million for the year ended December 31, 2022 compared to net cash provided by operating activities of $477.3 million for the year ended December 31, 2021. Our operating cash flows for the year ended December 31, 2021 included our net income of $315.5 million, depreciation and amortization of $483.8 million, net changes in operating assets and liabilities reflected cash proceeds of $268.6 million primarily driven by accrued expenses due to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RIN’s obligations as of December 31, 2021, pension and other post-retirement benefits costs of $50.8 million, change in the Tax Receivable Agreement liability of $48.3 million, stock-based compensation of $35.6 million, change in the fair value of contingent consideration of $32.4 million, and deferred income taxes of $11.7 million, partially offset by net benefit of $669.6 million related to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, change in the fair value of our catalyst obligations of $8.5 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.4 million, and gain on sale of assets of $3.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $338.6 million for the year ended December 31, 2023 compared to $1,010.9 million for the year ended December 31, 2022. The net cash flows used in investing activities for the year ended December 31, 2023 was comprised of capital expenditures totaling $659.6 million, expenditures for refinery turnarounds of $473.5 million, expenditures for other assets of $40.5 million and contributions to our equity method investee of $15.4 million, partially offset by return of capital from our equity method investee of $846.0 million and proceeds from the sale of assets of $4.4 million. Net cash used in investing activities for the year ended December 31, 2022 was comprised of capital expenditures totaling $633.3 million, expenditures for refinery turnarounds of $311.6 million and expenditures for other assets of $66.0 million.
Net cash used in investing activities was $1,010.9 million for the year ended December 31, 2022 compared to $388.5 million for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2021 was comprised of capital expenditures totaling $249.1 million, expenditures for refinery turnarounds of $117.7 million and expenditures for other assets of $28.9 million, partially offset by proceeds from sale of assets of $7.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,420.0 million for the year ended December 31, 2023 compared to net cash used in financing activities of $2,899.0 million for the year ended December 31, 2022. For the year ended December 31, 2023, net cash used in financing activities consisted of the redemption of our 2025 Senior Notes of $666.2 million, share repurchases of PBF Energy’s Class A common stock of $532.5 million, redemption of the PBFX 2023 Senior Notes of $525.0 million, dividends and distributions of $111.1 million, payments related to the Martinez Contingent Consideration of $80.1 million, deferred financing costs and other costs of $35.8 million, payments on finance leases of $14.1 million, and settlement of the final precious metal catalyst obligation of $3.1 million, partially offset by cash proceeds of $496.6 million from the issuance of the 2030 Senior Notes, net of discount, transactions made in connection with stock-based compensation plans of $38.3 million, and proceeds from insurance premium financing of $13.0 million. For the year ended December 31, 2022, net cash used in financing activities consisted of the redemption of the 2025 Senior Secured Notes of $1,307.4 million, net repayments on the Revolving Credit Facility of $900.0 million, the purchase of PBFX publicly held shares in connection with the Merger Transaction of $303.7 million, share repurchases of PBF Energy’s Class A common stock of $156.4 million, net repayments on the PBFX Revolving Credit Facility of $100.0 million, dividends and distributions of $73.6 million, settlements of precious metal catalyst obligations of $56.2 million, deferred financing costs and other costs of $31.3 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, payments on finance leases of $11.3 million, and PBFX Contingent Consideration payments of $3.1 million, partially offset by transactions made in connection with stock-based compensation plans of $67.8 million, and proceeds from insurance premium financing of $2.1 million.

Net cash used in financing activities was $2,899.0 million for the year ended December 31, 2022 compared to net cash used in financing activities of $356.8 million for the year ended December 31, 2021. For the year ended December 31, 2021, net cash used in financing activities consisted of $146.8 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, net repayments on the PBFX Revolving Credit Facility of $100.0 million, distributions and dividends of $39.7 million, net settlements of precious metal catalyst obligations of $31.7 million, payments on finance leases of $17.8 million, PBFX Contingent Consideration payments of $12.2 million, principal amortization payments of the PBF Rail Term Loan of $7.4 million, and deferred financing costs and other of $1.2 million.
Capitalization
Our capital structure was comprised of the following as of December 31, 2023 (in millions):

December 31, 2023
Debt: (1)
2028 Senior Notes	$801.6
2030 Senior Notes	500.0
Revolving Credit Facility	—
Total debt	$1,301.6
Unamortized deferred financing costs	(52.5)
Unamortized discount	(3.2)
Total debt, net of unamortized deferred financing costs and discount	$1,245.9

Total Equity	$6,631.3
Total Capitalization (2)	$7,877.2
_______________________________________________
(1) Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) Total Capitalization refers to the sum of debt plus total equity.

2023 Debt Related Transactions
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
On August 21, 2023, we issued $500.0 million in aggregate principal amount of the 2030 Senior Notes. The net proceeds from this offering were approximately $488.8 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds, together with cash on hand, to fully redeem the outstanding 2025 Senior Notes, as described above.
On February 2, 2023, we exercised our rights under the indenture governing the PBFX 2023 Senior Notes to redeem all of the outstanding PBFX 2023 Senior Notes at a price of 100% of the aggregate principal, plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for the PBFX 2023 Senior Notes approximated $525.0 million, inclusive of unamortized premium and deferred financing costs. The redemption was funded using cash on hand.

Revolving Credit Facility
On August 23, 2023, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement amended and restated the Prior Credit Agreement. Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through August 2028 and increased the maximum commitment amount under the facility to $3.5 billion from $2.85 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement.
On June 20, 2023, we terminated the PBFX Revolving Credit Facility. There were no outstanding borrowings under the PBFX Revolving Credit Facility as of the termination date.
Precious metal catalyst obligations
During 2023, we also settled our remaining outstanding precious metals financing arrangement, resulting in a reduction of debt of approximately $3.1 million.
Refer to “Note 9 – Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
    Revolving Credit Facility Overview
One of our primary sources of liquidity is available borrowings capacity under our Revolving Credit Facility. As of December 31, 2023, we had $1,783.5 million of cash and cash equivalents and no outstanding balances under the Revolving Credit Facility.
We had available capacity under our Revolving Credit Facility as follows at December 31, 2023 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2023	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$3,500.0	$—	$55.0	$3,445.0	August 2028
___________________________________
(a)    The amount available for borrowings and letters of credit under the Revolving Credit Facility is calculated according to a “borrowing base” formula based on (i) 90% of the book value of Eligible Accounts with respect to investment grade obligors plus (ii) 85% of the book value of Eligible Accounts with respect to non-investment grade obligors plus (iii) 80% of the cost of Eligible Hydrocarbon Inventory plus (iv) 100% of Cash and Cash Equivalents in deposit accounts subject to a control agreement, in each case as defined in the Revolving Credit Agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $3.5 billion.
Additional Information on Indebtedness
Our debt, including our Revolving Credit Facility and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2023 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.

Liquidity
As of December 31, 2023, our operational liquidity was more than $4.6 billion (more than $4.9 billion as of December 31, 2022), which consists of $1.8 billion of cash, and more than $2.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2023, there are no assurances in the future we will be able to meet these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
Share Repurchases
On December 12, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock. On May 3, 2023 our Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. On February 13, 2024, our of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $1.0 billion to $1.75 billion. To date, we have purchased approximately 17,606,986 shares of PBF Energy's Class A common stock under the Repurchase Program for $736.8 million, inclusive of commissions paid, through open market transactions. We may make additional share repurchases in the future, but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
Our working capital at December 31, 2023 was approximately $2,379.3 million, consisting of $6,596.6 million in total current assets and $4,217.3 million in total current liabilities. Our working capital at December 31, 2022 was $1,345.6 million, consisting of $6,546.3 million in total current assets and $5,200.7 million in total current liabilities.
Crude and Feedstock Supply Agreements
We currently purchase all of our crude and feedstock needs from various suppliers, primarily through short-term and spot market agreements. We also have a crude supply agreement with Saudi Aramco, the term of which is currently year to year, for up to approximately 100,000 bpd that is processed at the Paulsboro refinery and crude supply agreements with Shell Trading (US) Company (primarily serving our Martinez refinery) for up to approximately 95,000 bpd, which, upon expiration of one of the agreements in early 2024, will be reduced to up to approximately 65,000 bpd, through early 2025.
Inventory Intermediation Agreement
On July 31, 2023, we early terminated the Third Inventory Intermediation Agreement with J. Aron. In conjunction with the early termination, we made an aggregate settlement payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement.

Capital Spending
Capital spending was $1,173.6 million for the year ended December 31, 2023 and was primarily comprised of annual maintenance and turnaround costs at our Delaware City, Toledo, Chalmette, Torrance and Martinez refineries and spending related to the construction of our Renewable Diesel Facility co-located with our Chalmette refinery of approximately $312.7 million. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. We currently expect to spend an aggregate of approximately $800.0 million to $850.0 million in 2024 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2023 that are expected to be paid within the next year and thereafter (in millions). The table below does not include any intercompany contractual obligations with PBFX as our related party transactions are eliminated upon consolidation of our financial statements.

	Payments Due by Period
	Short-Term	Long-Term	Total
Credit facilities and debt (a)	$—	$1,301.6	$1,301.6
Interest payments on credit facilities and debt	91.8	409.8	501.6
Leases and other rental-related commitments (b)	382.6	1,906.7	2,289.3
Purchase obligations (c)	5,840.8	624.6	6,465.4
Construction obligations	145.0	—	145.0
Environmental obligations (d)	16.0	150.6	166.6
Pension and post-retirement obligations (e)	32.0	365.1	397.1
Tax Receivable Agreement obligation (f)	43.0	293.6	336.6
Total material cash requirements	$6,551.2	$5,052.0	$11,603.2
___________________________
(a)    Credit facilities and debt
Credit facilities and debt represent (i) the repayment of indebtedness incurred in connection with the 2030 Senior Notes and 2028 Senior Notes; we have no debt maturing before 2025.
Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(b)    Leases and other rental-related commitments
Operating and Finance lease obligations include options to extend terms that are reasonably certain of being exercised. We have entered into certain agreements for the supply of hydrogen that contain both lease and non-lease components. The table above also includes such non-lease components of these agreements. See “Note 12 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
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
(d)    Environmental obligations
In connection with certain of our refinery and logistics acquisitions, we have assumed certain environmental remediation obligations to address matters that were outstanding at the time of such acquisitions. In addition, in connection with most of these acquisitions, we have purchased environmental insurance policies to insure against unknown environmental liabilities at each site. The obligations in the table above reflect our undiscounted best estimate in cost and tenure to remediate our outstanding obligations and are further discussed in “Note 11 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements.
(e)    Pension and post-retirement obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 16 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.
(f) Tax Receivable Agreement obligation
The table reflects PBF Energy’s estimated timing of payments under the Tax Receivable Agreement, assuming that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement as of December 31, 2023. Refer to “Note 11 - Commitments and Contingencies” and “Note 18 - Income Taxes” of our Notes to the Consolidated Financial statements for further discussion of the Tax Receivable Agreement. The short-term portion of our Tax Receivable Agreement obligation at December 31, 2023 was paid in January 2024.
Tax Distributions
PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions will be an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC will make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. As these distributions are conditional, they have been excluded from the table above.

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
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2023 and December 31, 2022 the replacement value of inventories exceeded the LIFO carrying value. The LCM or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the LCM or market inventory valuation reserve be increased.
Environmental Matters
Liabilities for future clean-up costs are recorded when environmental assessments and/or clean-up efforts are probable, and the costs can be reasonably estimated. Other than for periodic assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties. While we believe that our current estimates of the amounts and timing of the costs related to the remediation of these liabilities are reasonable, it is possible that our estimates of the costs and duration of the environmental remediation activities related to these liabilities could materially change.

Evaluation of Variable Interest Entities ("VIEs")
Our consolidated financial statements include the financial statements of our subsidiaries and VIEs, of which we are the primary beneficiary. We evaluate all legal entities in which we hold an ownership or other financial interest to determine if the entity is a VIE. Variable interests can be contractual, ownership or other financial interests in an entity that change with changes in the fair value of the VIE’s assets. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the VIE, and we record the investment as an equity method investment. Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating whether we are the primary beneficiary in a VIE. Generally, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the right to receive benefits or obligation to absorb losses that could be potentially significant to the VIE. We evaluate the entity’s need for continuing financial support; the equity holder’s lack of a controlling financial interest; and/or if an equity holder’s voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns. We evaluate our interests in a VIE to determine whether we are the primary beneficiary. We use a primarily qualitative analysis to determine if we are deemed to have a controlling financial interest in the VIE, either on a standalone basis or as part of a related party group. We continually monitor our interests in legal entities for changes in the design or activities of an entity and changes in our interests, including our status as the primary beneficiary to determine if the changes require us to revise our previous conclusions.
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

Income Taxes and Tax Receivable Agreement
As a result of PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, it expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting its taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that it is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $171.6 million as of December 31, 2023.
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
Pursuant to the Tax Receivable Agreement PBF Energy entered into at the time of its initial public offering, it is required to pay the current and former PBF LLC Series A unitholders, or their permitted assignees, who exchange their units for PBF Energy stock or whose units we purchase, approximately 85% of the cash savings in income taxes that PBF Energy is deemed to realize as a result of the increase in the tax basis of its interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. These payment obligations are of PBF Energy and not of PBF LLC or any of its subsidiaries. PBF Energy has recognized a liability for the Tax Receivable Agreement reflecting its estimate of the undiscounted amounts that it expects to pay under the agreement. PBF Energy’s estimate of the Tax Receivable Agreement liability is based, in part, on forecasts of future taxable income over the anticipated life of PBF Energy’s future business operations, assuming no material changes in the relevant tax law. The assumptions used in the forecasts are subject to substantial uncertainty about PBF Energy’s future business operations and the actual payments that it is required to make under the Tax Receivable Agreement could differ materially from its current estimates. PBF Energy must adjust the estimated Tax Receivable Agreement liability each time we purchase PBF LLC Series A Units or upon an exchange of PBF LLC Series A Units for PBF Energy Class A common stock. Such adjustments will be based on forecasts of future taxable income and PBF Energy’s future business operations at the time of such purchases or exchanges. Periodically, PBF Energy may adjust the liability based on an updated estimate of the amounts that it expects to pay, using assumptions consistent with those used in its concurrent estimate of the deferred tax asset valuation allowance. These periodic adjustments to the Tax Receivable Agreement liability, if any, are recorded in general and administrative expense and may result in adjustments to our income tax expense and deferred tax assets and liabilities.

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
At December 31, 2023 and December 31, 2022, we had gross open commodity derivative contracts representing 29.1 million barrels and 30.1 million barrels, respectively, with an unrealized net gain of $33.2 million and $13.9 million, respectively. The open commodity derivative contracts as of December 31, 2023 expire at various times during 2024.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 36.2 million barrels and 32.8 million barrels at December 31, 2023 and December 31, 2022, respectively. The average cost of our hydrocarbon inventories was approximately $83.64 and $80.04 per barrel on a LIFO basis at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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

Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which include RINs, required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy. We also have the ability to purchase RINs directly from SBR.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2023, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.7 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the years ended December 31, 2023 and December 31, 2022, only one customer, Shell, accounted for 10% or more of our revenues (approximately 14% and 14%, respectively).
As of December 31, 2023 and December 31, 2022, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 19% and 19%, respectively).
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon these evaluations as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2023, our internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-5 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of PBF Energy securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2024 Proxy Statement, incorporated herein by reference, except as provided below.
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
See also Information About Our Executive Officers under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2024 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be contained in our 2024 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2024 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in our 2024 Proxy Statement, incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  1. Financial Statements. The consolidated financial statements of PBF Energy Inc., and its subsidiaries, required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements beginning on page F-1.
2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

2.1 (†)	Agreement and Plan of Merger, dated July 27, 2022 by and among PBF Energy Inc., PBF Energy Company LLC, PBFX Holdings Inc., Riverlands Merger Sub LLC, PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated July 27, 2022 (File No. 001-35764)).

2.2	Subscription Agreement by and between PBF Energy Company LLC and Eni Sustainable Mobility S.p.A, dated as of February 16, 2023 (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 23, 2023).

3.1	Amended and Restated Certificate of Incorporation of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

3.2	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764)).

4.1	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.2	Indenture dated as of August 21, 2023, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.875% Senior Note due 2030 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 21, 2023 (File No. 001-35764)).

4.3	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.4	Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.18 of PBF Energy Inc’s Annual Report on Form 10-K (File No. 001-35764) filed on February 18, 2021).

10.1**	Form of 2023-2025 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.2**	Form of 2023-2025 Performance Unit Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.3**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.4**	Form of PBF Energy Inc. Performance Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.5**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.6**	Form of PBF Energy Inc. Performance Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.7**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2016 (File No. 001-35764)).

10.8**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.9**	Amendment No. 1 to PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2022 (File No. 001-35764)).

10.10**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.11**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.12**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.13**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.14**	Form of Amended and Restated Restricted Stock Agreement for Employees, under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.15**	Form of Amended and Restated Restricted Stock Agreement for Employees, under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2023 (File No. 001-35764)).

10.16	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Employee (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.17	Form of Amended and Restated 2017 Equity Incentive Plan Performance Share Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.18	Form of Amended and Restated 2017 Equity Incentive Plan Performance Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.19	Contribution Agreement by and among PBF Green Fuels LLC, PBF Energy Company LLC, Eni Sustainable Mobility US Inc., Eni Sustainable Mobility S.p.A., and St. Bernard Renewables LLC, dated as of June 27, 2023 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 28, 2023 (File No. 001-35764)).

10.20	Amended and Restated Limited Liability Agreement by and among St. Bernard Renewables LLC, PBF Green Fuels LLC and Eni Sustainable Mobility US, Inc., dated as of June 27, 2023. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 28, 2023 (File No. 001-35764)).

10.21	Amended and Restated Senior Secured Revolving Credit Agreement, dated August 23, 2023 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 23, 2023 (File No. 001-35764)).

10.22	Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.23	Exchange Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.24	Tax Receivable Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.25	Form of Indemnification Agreement between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.26**	Employment Agreement dated as of February 20, 2023 between PBF Investments LLC and Karen B. Davis (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2023 (File No. 001-35764)).

10.27**	Employment Agreement dated as of September 29, 2015 between PBF Investments LLC and Trecia M. Canty (incorporated by reference to Exhibit 10.36 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 16, 2023 (File No. 001-35764)).

10.28**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.29**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.30**	Second Amended and Restated Employment Agreement dated as of May 3, 2023 between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 4, 2023 (File No. 001-35764)).

10.31**	Third Amended and Restated Employment Agreement, dated as of May 3, 2023, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 4, 2023 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Energy

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy, effective as of October 2, 2023

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for the Equity Investment in St. Bernard Renewables LLC – Refer to Notes 1, 2 and 6 to the Consolidated Financial Statements
Critical Audit Matter Description
On June 27, 2023, the Company and Eni Sustainable Mobility US Inc. (“Eni”) closed on the capitalization of St. Bernard Renewables LLC (“SBR”), a jointly held investee designed to own, develop, and operate a renewable diesel facility.

The Company determined that SBR is a variable interest entity (“VIE”) because the entity does not have sufficient equity at risk to fund its operations without additional financial support from its owners. The Company determined that it was not the primary beneficiary of the VIE because the Company does not have the ability to make the most relevant decisions that significantly affects SBR’s economic performance. The Company accounts for its 50% equity ownership of SBR as an equity method investment, as the Company has significant influence, but not control, over SBR.
We identified the Company’s accounting for the equity investment in SBR as a critical audit matter due to the judgment made by management in identifying the activities of the VIE that most significantly impact its economic performance and evaluating whether the Company has the ability to direct these activities. This required a high degree of auditor judgment and increased audit effort.
How the Critical Audit Matter was Addressed in the Audit
•Tested the effectiveness of controls over the Company’s evaluation of the variable interest consolidation model.
•Obtained and read management’s consideration of the applicability of variable interest guidance.
•Reviewed relevant contracts in our assessment of the contractual rights of the Company and Eni in assessing whether either partner is the primary beneficiary of SBR.
•Evaluated the conclusion that SBR is a VIE in accordance with the relevant accounting standards.
•Assessed the conclusion that the Company should deconsolidate SBR and subsequently account for SBR as an equity method investment in accordance with relevant accounting standards.

Deferred Refinery Turnaround Costs – Amortization Period – Refer to Notes 2 and 7 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company routinely performs turnaround activities at each of its refineries. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are deferred when incurred and amortized on a straight-line basis over the period estimated until the next planned turnaround occurs, which is based on an engineering assessment.
Given the amounts deferred that are subject to amortization and the judgment and technical knowledge required to estimate the amortization period of the turnarounds, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter was Addressed in the Audit
•Tested the effectiveness of controls over the Company’s approval of the amortization period and the recording of amortization.
•Inquired of refinery personnel regarding the in-service date, the amortization period assigned, and the scope and nature of turnaround projects.
•With the assistance of fair value specialists, we evaluated the reasonableness of the estimated amortization period by:
◦Testing the source information underlying the determination of the amortization period.
◦Developing a range of independent estimates and comparing those to the estimated amortization period selected by management.
•Performed a look-back analysis for turnarounds completed in the current year, to determine when a turnaround was last performed on the asset and if the amortization period assigned to it was appropriate.

/s/ Deloitte & Touche LLP
Morristown, New Jersey
February 15, 2024

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PBF Energy Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Morristown, New Jersey
February 15, 2024

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,783.5	$2,203.6
Accounts receivable	1,362.5	1,456.3
Inventories	3,183.1	2,763.6
Prepaid and other current assets	267.5	122.8
Total current assets	6,596.6	6,546.3
Property, plant and equipment, net	4,978.1	5,361.0
Equity method investment in SBR	881.0	—
Lease right of use assets	789.1	679.1
Deferred charges and other assets, net	1,143.0	962.7
Total assets	$14,387.8	$13,549.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$959.0	$854.6
Accrued expenses	3,020.0	3,720.8
Payable pursuant to Tax Receivable Agreement	43.0	—
Deferred revenue	64.1	40.6
Current operating lease liabilities	131.2	60.5
Current debt	—	524.2
Total current liabilities	4,217.3	5,200.7
Long-term debt	1,245.9	1,434.9
Payable pursuant to Tax Receivable Agreement	293.6	338.6
Deferred tax liabilities	1,073.3	535.4
Long-term operating lease liabilities	608.8	552.7
Long-term financing lease liabilities	46.1	57.9
Other long-term liabilities	271.5	372.9
Total liabilities	7,756.5	8,493.1
Commitments and contingencies (Note 11)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 120,440,620 shares outstanding at December 31, 2023, 129,639,307 shares outstanding at December 31, 2022	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 12 shares outstanding at December 31, 2023, 13 shares outstanding at December 31, 2022	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 23,419,532 shares outstanding at December 31, 2023 and 10,937,916 shares outstanding at December 31, 2022	(868.2)	(327.0)
Additional paid in capital	3,278.8	3,201.6
Retained earnings	4,089.9	2,056.0
Accumulated other comprehensive income (loss)	(12.3)	(1.5)
Total PBF Energy Inc. equity	6,488.3	4,929.2
Noncontrolling interest	143.0	126.8
Total equity	6,631.3	5,056.0
Total liabilities and equity	$14,387.8	$13,549.1
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$38,324.8	$46,830.3	$27,253.4
Cost and expenses:
Cost of products and other	32,671.3	39,049.1	23,826.8
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,694.9	2,599.0	2,085.9
Depreciation and amortization expense	560.0	503.6	453.5
Cost of sales	35,926.2	42,151.7	26,366.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	362.5	468.7	247.3
Depreciation and amortization expense	11.5	7.5	13.3
Change in fair value of contingent consideration, net	(45.8)	48.3	32.4
Equity loss in investee	45.3	—	—
Gain on formation of SBR equity method investment	(925.1)	—	—
(Gain) loss on sale of assets	(1.3)	0.9	(3.0)
Total cost and expenses	35,373.3	42,677.1	26,656.2
Income from operations	2,951.5	4,153.2	597.2
Other income (expense):
Interest expense, net	(63.8)	(246.0)	(317.5)
Change in Tax Receivable Agreement liability	2.0	(290.3)	(48.3)
Change in fair value of catalyst obligations	1.1	(2.0)	8.5
(Loss) gain on extinguishment of debt	(5.7)	(66.1)	79.9
Other non-service components of net periodic benefit cost	0.7	8.8	7.8
Income before income taxes	2,885.8	3,557.6	327.6
Income tax expense	723.8	584.8	12.1
Net income	2,162.0	2,972.8	315.5
Less: net income attributable to noncontrolling interests	21.5	96.0	84.5
Net income attributable to PBF Energy Inc. stockholders	$2,140.5	$2,876.8	$231.0

Weighted-average shares of Class A common stock outstanding
Basic	124,953,858	122,598,076	120,240,009
Diluted	130,509,448	126,860,106	122,638,154
Net income available to Class A common stock per share:
Basic	$17.13	$23.47	$1.92
Diluted	$16.52	$22.84	$1.90
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$2,162.0	$2,972.8	$315.5
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.4)	(2.5)	(0.7)
Net (loss) gain on pension and other post-retirement benefits	(10.4)	(16.3)	27.1
Total other comprehensive income (loss)	(10.8)	(18.8)	26.4
Comprehensive income	2,151.2	2,954.0	341.9
Less: comprehensive income attributable to noncontrolling interests	21.5	96.0	84.5
Comprehensive income attributable to PBF Energy Inc. stockholders	$2,129.7	$2,858.0	$257.4
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2021	120,101,641	$0.1	16	$—	$2,846.2	$(1,027.1)	$(9.1)	6,549,449	$(167.3)	$559.5	$2,202.3
Comprehensive income	—	—	—	—	—	231.0	26.4	—	—	84.5	341.9
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(40.0)	(40.0)
Stock-based compensation	—	—	—	—	23.9	—	—	—	—	5.3	29.2
Transactions in connection with stock-based compensation plans	234,739	—	—	—	(1.1)	—	—	—	—	(1.6)	(2.7)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	110,557	—	(1)	—	0.4	—	—	—	—	(0.4)	—
Treasury stock purchases	(127,360)	—	—	—	1.8	—	—	127,360	(1.8)	—	—
Other	—	—	—	—	2.8	—	—	—	—	(0.7)	2.1
Balance, December 31, 2021	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8
Comprehensive income (loss)	—	—	—	—	—	2,876.8	(18.8)	—	—	96.0	2,954.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(8.6)	(8.6)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(40.3)	(40.3)
Stock-based compensation	—	—	—	—	33.2	—	—	—	—	10.2	43.4
Transactions in connection with stock-based compensation plans	4,680,161	—	—	—	86.5	—	—	—	—	(18.7)	67.8
Dividends ($0.20 per common share)	—	—	—	—	—	(24.7)	—	—	—	—	(24.7)
Effects of changes in PBF Logistics ownership interests on deferred tax assets and liabilities	—	—	—	—	(9.7)	—	—	—	—	—	(9.7)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	35,992	—	(2)	—	0.1	—	—	—	—	(0.1)	—
PBFX Merger Transaction	8,864,684	—	—	—	216.0	—	—	—	—	(519.7)	(303.7)
Treasury stock purchases	(4,261,107)	—	—	—	1.5	—	—	4,261,107	(157.9)	—	(156.4)
Other	—	—	—	—	—	—	—	—	—	1.4	1.4
Balance, December 31, 2022	129,639,307	$0.1	13	$—	$3,201.6	$2,056.0	$(1.5)	10,937,916	$(327.0)	$126.8	$5,056.0

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	129,639,307	$0.1	13	$—	$3,201.6	$2,056.0	$(1.5)	10,937,916	$(327.0)	$126.8	$5,056.0
Comprehensive income (loss)	—	—	—	—	—	2,140.5	(10.8)	—	—	21.5	2,151.2
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(5.3)	(5.3)
Dividends ($0.85 per common share)	—	—	—	—	—	(106.6)	—	—	—	—	(106.6)
Stock-based compensation	—	—	—	—	35.8	—	—	—	—	—	35.8
Transactions in connection with stock-based compensation plans	3,229,920	—	—	—	44.5	—	—	—	—	—	44.5
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(4.5)	—	—	—	—	—	(4.5)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	53,009	—	(1)	—	—	—	—	—	—	—	—
Treasury stock purchases	(12,481,616)	—	—	—	1.3	—	—	12,481,616	(541.2)	—	(539.9)
Other	—	—	—	—	0.1	—	—	—	—	—	0.1
Balance, December 31, 2023	120,440,620	$0.1	12	$—	$3,278.8	$4,089.9	$(12.3)	23,419,532	$(868.2)	$143.0	$6,631.3

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$2,162.0	$2,972.8	$315.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591.6	533.9	483.8
Stock-based compensation	51.5	54.3	35.6
Change in fair value of catalyst obligations	(1.1)	2.0	(8.5)
Deferred income taxes	537.0	420.2	11.7
Change in Tax Receivable Agreement liability	(2.0)	290.3	48.3
Non-cash change in inventory repurchase obligations	—	(5.4)	(8.4)
Non-cash lower of cost or market inventory adjustment	—	—	(669.6)
Change in fair value of contingent consideration, net	(45.8)	48.3	32.4
Loss (gain) on extinguishment of debt	5.7	66.1	(79.9)
Pension and other post-retirement benefit costs	47.9	47.6	50.8
Loss from equity method investment	45.3	—	—
Gain on formation of SBR equity method investment	(925.1)	—	—
(Gain) loss on sale of assets	(1.3)	0.9	(3.0)

Changes in operating assets and liabilities:
Accounts receivable	93.8	(178.8)	(764.7)
Inventories	(409.0)	(258.5)	(149.3)
Prepaid and other current assets	(102.0)	(5.4)	(16.2)
Accounts payable	124.7	(95.7)	480.7
Accrued expenses	(743.5)	881.0	797.9
Deferred revenue	23.5	(2.1)	(4.5)
Other assets and liabilities	(114.7)	0.5	(75.3)
Net cash provided by operating activities	$1,338.5	$4,772.0	$477.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(659.6)	(633.3)	(249.1)
Expenditures for deferred turnaround costs	(473.5)	(311.6)	(117.7)
Expenditures for other assets	(40.5)	(66.0)	(28.9)
Equity method investment - contribution	(15.4)	—	—
Equity method investment - return of capital	846.0	—	—
Proceeds from sale of assets	4.4	—	7.2
Net cash used in investing activities	$(338.6)	$(1,010.9)	$(388.5)
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2023	2022	2021
PBFX Merger Transaction payment	$—	$(303.7)	$—
Dividend payments	(105.8)	(24.7)	—
Distributions to PBFX Public Unitholders	—	(40.3)	(39.0)
Distributions to PBF Energy Company LLC members other than PBF Energy	(5.3)	(8.6)	—
Distribution to T&M and Collins shareholders	—	—	(0.7)
Proceeds from 2030 7.875% Senior Notes	496.6	—	—
Repurchase of 2028 6.00% Senior Notes	—	(21.1)	(109.3)
Redemption of 2025 7.25% Senior Notes	(666.2)	—	—
Repurchase of 2025 7.25% Senior Notes	—	(4.8)	(37.5)
Redemption of 2025 9.25% Senior Secured Notes	—	(1,307.4)	—
Proceeds from revolver borrowings	—	400.0	—
Repayments of revolver borrowings	—	(1,300.0)	—
Repayments of PBFX revolver borrowings	—	(100.0)	(100.0)
Redemption of PBFX 2023 Senior Notes	(525.0)	—	—
Repayments of PBF Rail Term Loan	—	—	(7.4)
Settlements of precious metal catalyst obligations	(3.1)	(56.2)	(31.7)
Payments on financing leases	(14.1)	(11.3)	(17.8)
Proceeds from insurance premium financing	13.0	2.1	—
Transactions in connection with stock-based compensation plans, net	38.3	67.8	(4.6)
Payments of contingent consideration	(80.1)	(3.1)	(12.2)
Share repurchases of PBF Energy’s Class A common stock	(532.5)	(156.4)	—
Deferred financing costs and other	(35.8)	(31.3)	3.4
Net cash used in financing activities	$(1,420.0)	$(2,899.0)	$(356.8)

Net change in cash and cash equivalents	(420.1)	862.1	(268.0)
Cash and cash equivalents, beginning of period	2,203.6	1,341.5	1,609.5
Cash and cash equivalents, end of period	$1,783.5	$2,203.6	$1,341.5

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$145.0	$166.1	$104.0
Assets acquired or remeasured under operating and financing leases	271.6	54.7	(106.6)
Contribution of assets to SBR equity method investment	(748.3)	—	—
Settlement of affiliate note payable to fund investment in SBR working capital	(74.9)	—	—
Cash paid during year for:
Interest, net of capitalized interest of $38.2, $25.0 and $9.1 in 2023, 2022 and 2021, respectively	$103.6	$249.7	$307.0
Income taxes	299.0	148.9	5.7
See notes to consolidated financial statements.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF Energy Company LLC (“PBF LLC”), with a controlling interest in PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries and records a noncontrolling interest in its Consolidated Financial Statements representing the economic interests of PBF LLC’s members other than PBF Energy (refer to “Note 14 - Noncontrolling Interests”).
PBF Energy holds a 99.3% economic interest in PBF LLC as of December 31, 2023 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF LLC, together with its subsidiaries, owns an interest in an equity method investment that owns and operates a biorefinery co-located with the Chalmette refinery in Louisiana (the “Renewable Diesel Facility”).
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
PBFX Merger Transaction
On November 30, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly-owned subsidiary of PBF LLC, Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC, PBFX, and PBF Logistics GP LLC (“PBFX GP”) closed on a definitive agreement (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC acquired all of the publicly held common units in PBFX representing limited partner interests in the master limited partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates (the “Merger Transaction”). Subsequent to closing on the Merger Transaction, PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At the effective time of the closing of the Merger Transaction, pursuant to the terms of the Merger Agreement, each PBFX Public Common Unit was converted into the right to receive: (i) 0.27 of a share of Class A Common Stock, par value $0.001 per share, of PBF Energy, (ii) $9.25 in cash, without interest, and (iii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 shares of PBF Energy Class A common stock. The PBFX Common Units owned by PBF LLC and PBFX Holdings Inc. and the non-economic general partner interest remained outstanding and were unaffected by the Merger Transaction. There was no change in ownership of the non-economic general partner interest.
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
Operating expenses (excluding depreciation and amortization) consists of direct costs of labor, maintenance and services, utilities, property taxes, environmental compliance costs and other direct operating costs incurred in connection with the Company’s refining operations. Such expenses exclude depreciation related to refining and logistics assets that are integral to the refinery production process, which is presented separately as Depreciation and amortization expense as a component of Cost of sales on the Company’s Consolidated Statements of Operations.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Equity Method Investment
For equity investments that are not required to be consolidated under the variable or voting interest model, the Company evaluates the level of influence it is able to exercise over an entity’s operations to determine whether to use the equity method of accounting. The Company’s judgment regarding the level of influence over an equity method investment includes considering key factors such as its ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which the Company determines it has significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are shown separately in the Company’s Consolidated Balance Sheets and adjusted for its share of the net earnings and losses of the investee and cash distributions, which is separately stated in its Consolidated Statements of Operations and its Consolidated Statements of Cash Flows.
Contributions made to equity method investees at times are in the form of loan agreements. Loans provided to equity method investees that are made based on the Company's proportionate ownership percentage are accounted for as “in-substance capital contributions” and are treated as an increase to the investment. In addition, the Company treats interest paid in kind on the loan agreements as an “in-substance return of capital” and reduces its investment accordingly, rather than recording interest income.
The Company evaluates its equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the year ended December 31, 2023. See “Note 6 - Equity Investment in SBR” for further information on the Company’s only current equity method investment.
Variable Interest Entities
The Company’s Consolidated Financial Statements include the financial statements of its subsidiaries and variable interest entities (“VIE”), of which the Company is the primary beneficiary. The Company evaluates all legal entities in which it holds an ownership or other financial interest to determine if the entity is a VIE. Variable interests can be contractual, ownership or other financial interests in an entity that change with changes in the fair value of the VIE’s assets. If the Company is not the primary beneficiary, the general partner or another limited partner may consolidate the VIE, and the Company records the investment as an equity method investment.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the cash equivalents approximates fair value due to the short-term maturity of those instruments.
Concentrations of Credit Risk
For the years ended December 31, 2023 and December 31, 2022, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 14% and 14%, respectively).
As of December 31, 2023 and December 31, 2022, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 19% and 19%, respectively).
Revenue Recognition
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 17 - Revenues” for further discussion of the Company’s revenue recognition policy.
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
Inventory
Inventories are carried at the lower of cost or market (“LCM”). The cost of crude oil, feedstocks, blendstocks and refined products are determined under the last-in first-out (“LIFO”) method using the dollar value LIFO method with increments valued based on average purchase prices during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Depreciation is computed using the straight-line method over the following estimated useful lives:

Computers, furniture and fixtures	3-7 years
Leasehold improvements	20 years
Process units and equipment	5-25 years
Pipeline and equipment	5-25 years
Buildings	25 years
Railcars	50 years
Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Charges and Other Assets, Net
Deferred charges and other assets include refinery turnaround costs, catalyst, precious metal catalysts, linefill, deferred financing costs and intangible assets. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is based on an engineering assessment. The amortization period generally ranges from 3 to 6 years; however, based on the specific facts and circumstances, different periods of deferral may occur.
Precious metal catalysts, linefill and certain other intangibles are considered indefinite-lived assets as they are not expected to deteriorate in their prescribed functions. Such assets are assessed for impairment in connection with the Company’s review of its long-lived assets.
Deferred financing costs are capitalized when incurred and amortized over the life of the loan.
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
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as the Company’s own internal environmental policies. The measurement of environmental remediation liabilities may be discounted to reflect the time value of money if the aggregate amount and timing of cash payments of the liabilities are fixed or reliably determinable. The actual settlement of the Company’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company grants performance share unit awards and performance unit awards to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle with four measurement periods and performance awards granted to employees after November 1, 2020 are based on a three-year performance cycle having a single measurement period. The payout for each, which ranges from zero to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share unit awards and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share unit awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”), which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $171.6 million as of December 31, 2023.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Federal tax returns for all years since 2020 and state tax returns for all years since 2019 (see “Note 18 - Income Taxes”) are subject to examination by the respective tax authorities.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Derivative Instruments
The Company is exposed to market risk, primarily related to changes in commodity prices for the crude oil and feedstocks used in the refining process as well as the prices of the refined products sold, and the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. The accounting treatment for commodity and environmental compliance contracts depends on the intended use of the particular contract and on whether or not the contract meets the definition of a derivative.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company’s adoption of this guidance will result in additional disclosure requirements but is not anticipated to have a significant impact on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company’s adoption of this guidance will result in additional disclosure requirements but is not anticipated to have a significant impact on its Consolidated Financial Statements.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2023 or December 31, 2022.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

December 31, 2023
(in millions)	Total
Crude oil and feedstocks	$1,495.4
Refined products and blendstocks	1,536.5
Warehouse stock and other	151.2
$3,183.1
Lower of cost or market adjustment	—
Total inventories	$3,183.1

December 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,195.2	$140.9	$1,336.1
Refined products and blendstocks	1,244.7	40.9	1,285.6
Warehouse stock and other	141.9	—	141.9
	$2,581.8	$181.8	$2,763.6
Lower of cost or market adjustment	—	—	—
Total inventories	$2,581.8	$181.8	$2,763.6
As of December 31, 2023 and December 31, 2022, there was no LCM inventory adjustment recorded as the replacement value of inventories exceeded the LIFO carrying value. During the year ended December 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no LCM inventory reserve at December 31, 2021.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. There were no significant decrements recorded during the years ended December 31, 2023, December 31, 2022, or December 31, 2021.
On July 31, 2023, the Company terminated the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) previously entered into by and among PBF Holding Company LLC (“PBF Holding”) and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (“Chalmette Refining”) (collectively, the “PBF Entities”), and J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). The Company made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement. Pursuant to the Third Inventory Intermediation Agreement, J. Aron had purchased and held title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into storage tanks at the Refineries (the “Storage Tanks”). Following the early termination, the Company purchased, and now owns, all of the inventory previously held by J. Aron.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
Processing units, pipelines and equipment	$5,463.5	$5,352.8
Land	530.9	533.6
Construction in progress	468.9	830.8
Computers, furniture and fixtures	221.5	184.4
Buildings and leasehold improvements	205.4	128.7
	6,890.2	7,030.3
Less—Accumulated depreciation	(1,912.1)	(1,669.3)
Total property, plant and equipment, net	$4,978.1	$5,361.0
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $243.2 million, $236.5 million and $229.6 million, respectively. The Company capitalized $38.2 million and $25.0 million in interest during 2023 and 2022, respectively, in connection with construction in progress.

6. EQUITY INVESTMENT IN SBR
On June 27, 2023, the Company and Eni consummated the closing of the equity method investment transaction and the capitalization of SBR, a jointly held investee designed to own, develop, and operate the Renewable Diesel Facility. The Company contributed the SBR business with an estimated fair value of approximately $1.69 billion, excluding working capital, in exchange for $431.0 million of cash contributed by Eni at close and its 50% interest in the entity, which includes rights to special distributions from SBR (with corresponding amounts funded by Eni) based on the achievement of certain project milestones and performance criteria. The Company received the first special distribution of $414.6 million subsequent to the commercial start up of the pre-treatment unit in July 2023. These special distributions are reflected as return of capital on the Company’s Consolidated Statement of Cash flows under investing activities. During the year ended December 31, 2023, the Company recorded a gain of $925.1 million resulting from the difference between the fair value of the consideration received, including its 50% noncontrolling interest, and the carrying value of the related assets contributed.
The Company determined that SBR is a VIE because the entity does not have sufficient equity at risk to fund its operations without additional financial support from its owners. The Company is not the primary beneficiary of this VIE because it does not have the ability to make the most relevant decisions that significantly affect its economic performance.
The investment in SBR is accounted for under the equity method, and the Company has a maximum exposure to loss from it based on its recognized investment value.
The Company has entered into agreements with SBR and/or its subsidiary that allow the Company to purchase environmental credits and hydrocarbon products at its election. The Company does not have any obligation to buy a specific amount of environmental credits under such agreements unless otherwise agreed. Refer to “Note 10- Related Party Transactions” for further information regarding related party transactions with SBR.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
Deferred turnaround costs, net	$860.8	$619.5
Catalyst, net (a)	180.4	199.7
Environmental credits	42.5	41.4
Linefill	27.4	27.4
Pension plan assets	18.8	18.6
Other	13.1	56.1
Total deferred charges and other assets, net	$1,143.0	$962.7
(a) Catalyst, net includes $114.2 million and $117.0 million of indefinite-lived precious metal catalysts (both owned or financed as part of existing catalyst financing arrangements) as of December 31, 2023 and December 31, 2022, respectively.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $314.4 million, $262.0 million and $221.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Intangible assets - net, included in “Other” above, primarily consists of customer relationships, permits and emission credits. Our net balance as of December 31, 2023 and December 31, 2022 is shown below:

(in millions)	December 31, 2023	December 31, 2022
Intangible assets - gross	$25.5	$25.5
Accumulated amortization	(16.9)	(16.4)
Intangible assets - net	$8.6	$9.1

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
Inventory-related accruals	$1,716.2	$1,417.4
Renewable energy credit and emissions obligations (a)	429.8	1,361.1
Accrued salaries and benefits	187.3	173.1
Accrued transportation costs	170.5	127.3
Excise and sales tax payable	137.8	123.6
Accrued capital expenditures	85.5	86.3
Accrued utilities	71.0	105.4
Accrued refinery maintenance and support costs	60.2	48.1
Accrued interest	32.4	24.9
Contingent consideration	21.6	81.6
Environmental liabilities	16.6	14.9
Current finance lease liabilities	12.2	11.7
Inventory intermediation agreement (b)	—	98.3
Accrued income tax payable	—	16.5
Other	78.9	30.6
Total accrued expenses	$3,020.0	$3,720.8
(a) The Company is subject to obligations to purchase RINs required to comply with RFS. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of December 31, 2023, the Company had forward purchase commitments in excess of total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will be settled in 2024.
(b) The Company had the obligation to repurchase the J. Aron Products that were held in its Storage Tanks in accordance with the Third Inventory Intermediation Agreement. As of December 31, 2022, a liability was recognized based on the repurchase obligation under the Third Inventory Intermediation Agreement for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other. As described in “Note 4 - Inventories”, the Company early terminated this agreement on July 31, 2023.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
2028 Senior Notes	$801.6	$801.6
2030 Senior Notes	500.0	—
2025 Senior Notes	—	664.5
PBFX 2023 Senior Notes	—	525.0
Revolving Credit Facility	—	—
PBFX Revolving Credit Facility	—	—
Catalyst financing arrangements	—	4.0
	1,301.6	1,995.1
Less—Current debt	—	(524.2)
Unamortized (discount) premium	(3.2)	0.2
Unamortized deferred financing costs	(52.5)	(36.2)
Long-term debt	$1,245.9	$1,434.9
As of December 31, 2023, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”). The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the acquisition of the Martinez refinery and related logistics assets. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as loss on extinguishment of debt in the Consolidated Statements of Operations.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including the PBF Holding’s asset-based revolving credit facility (“Revolving Credit Facility”) and the 7.875% senior unsecured notes due 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 Senior Notes are rated investment grade.
Subsequent to February 15, 2023, the Issuers may redeem all or part of the 2028 Senior Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption.
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
2030 Senior Notes
On August 21, 2023, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of the 2030 Senior Notes, at an issue price of 99.324%. The Issuers received net proceeds of approximately $488.8 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), including accrued and unpaid interest, on September 13, 2023.
The 2030 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2030 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility and the 2028 Senior Notes. The 2030 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2030 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2030 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, the 2030 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2030 Senior Notes are rated investment grade.
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
2025 Senior Notes
On May 30, 2017, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $725.0 million in aggregate principal amount of 2025 Senior Notes. The Issuers received net proceeds of approximately $711.6 million from the offering after deducting the initial purchasers’ discount and offering expenses, all of which was used to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes which remained outstanding after the completion of the Tender Offer, and for general corporate purposes.
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
During 2023, the Company exercised its rights under the indenture governing the 2025 Senior Notes to redeem all of the outstanding 2025 Senior Notes at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Notes approximated $664.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Notes on the date they were redeemed and the amount for which they were redeemed was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations. The redemption was financed using proceeds from the 2030 Senior Notes and cash on hand.

PBF ENERGY INC.
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
During 2022, the Company exercised its rights under the indenture governing the 2025 Senior Secured Notes to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations. The redemption was funded using cash on hand.
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
On October 6, 2017, PBFX entered into a supplemental indenture for the purpose of issuing an additional $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (together with the initially issued notes, the “PBFX 2023 Senior Notes”). The additional amount of the PBFX 2023 Senior Notes were issued at 102% of face value, or an effective interest rate of 6.442%. The additional amount of the PBFX 2023 Senior Notes were treated as a single series with the initially issued PBFX 2023 Senior Notes and had the same general terms as those of the initially issued PBFX 2023 Senior Notes.
PBFX had optional redemption rights to repurchase all or a portion of the PBFX 2023 Senior Notes at varying prices which are no less than 100% of the principal amount, plus accrued and unpaid interest. The holders of the PBFX 2023 Senior Notes had repurchase options exercisable only upon a change in control, certain asset dispositions, or in event of default as defined in the indenture.
During 2023, the Company redeemed the $525.0 million in aggregate principal amount outstanding of its PBFX 2023 Senior Notes, inclusive of unamortized premium and deferred financing costs as of the redemption date. The PBFX 2023 Senior Notes were redeemed at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest through the date of redemption. The redemption was funded using cash on hand.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PBF Holding Revolving Credit Facility
On August 23, 2023, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, entered into an amended and restated asset-based revolving credit agreement, among PBF Holding, Bank of America, National Association as administrative agent, and certain other lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement amended and restated the previously existing revolving credit agreement dated as of May 2, 2018 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through August 2028 and increased the maximum commitment amount under the facility to $3.5 billion from $2.85 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement. The Revolving Credit Facility contains representations, warranties and covenants by PBF Holding and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with those in the Prior Credit Agreement.
PBF Holding may from time to time by written notice to the Administrative Agent (as defined in the Revolving Credit Agreement) elect to request after the commencement of the revolving availability period and prior to the revolving maturity date, increases to the existing revolving commitments by an amount not in excess of an aggregate amount equal to the sum of (1) $500.0 million, plus (2) an amount equal to all voluntary prepayments that have resulted in permanent reductions of the revolving commitments, plus (3) solely after the use of the amount set forth in clause (1), an amount equal to suppressed availability determined as of the date of such notice. Each such notice shall specify (i) the date on which PBF Holding proposes that the increased or new revolving commitments shall be effective, which shall be a date not less than 5 business days after the date on which such notice is delivered to the Administrative Agent and (ii) the identity of each Eligible Assignee (as defined in the Revolving Credit Agreement) to whom PBF Holding proposes any portion of such increased or new revolving commitments be allocated and the amounts of such allocations; provided that any existing lender approached to provide all or a portion of the increased or new revolving commitments may elect or decline, in its sole discretion, to provide such increased or new revolving commitment.
Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR Rate plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Term SOFR Loans, in each case depending on the Company’s corporate credit rating. In addition, the LC Participation Fee ranges from 1.25% to 2.00% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PBF Holding’s obligations under the Revolving Credit Facility are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the Revolving Credit Agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the definition of collateral), all accounts receivable, all hydrocarbon inventory (other than certain inventory owned by third parties under permittable inventory intermediation or similar agreements, as applicable) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
The Revolving Credit Agreement also allows the Company to sell certain Eligible Receivables (as defined in the Revolving Credit Agreement) derived from the sale of refined product over truck racks. Under its $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), the Company sells such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2023 and 2022, respectively. Issued letters of credit were $55.0 million and $576.1 million as of December 31, 2023 and 2022, respectively.
PBFX Credit Facilities
On July 30, 2018, PBFX entered into a $500.0 million amended and restated revolving credit facility (the “PBFX Revolving Credit Facility”).
The PBFX Revolving Credit Facility was available to fund working capital, acquisitions, distributions, capital expenditures, and other general partnership purposes and was guaranteed by a guaranty of collection from PBF LLC. Obligations under the PBFX Revolving Credit Facility were guaranteed by PBFX’s restricted subsidiaries, and were secured by a first priority lien on PBFX’s assets and those of PBFX’s restricted subsidiaries. The maturity date of the PBFX Revolving Credit Facility was July 30, 2023. Borrowings under the PBFX Revolving Credit Facility bore interest at the Alternative Base Rate plus the Applicable Margin or the Adjusted LIBOR Rate plus an Applicable Margin, all as defined in the agreement governing the PBFX Revolving Credit Facility (the “PBFX Revolving Credit Agreement”). The Applicable Margin ranged from 0.75% to 1.75% for Alternative Base Rate Loans and from 1.75% to 2.75% for Adjusted LIBOR Rate Loans in each case depending on PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Agreement.
The PBFX Revolving Credit Agreement contained affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements, or enter into transactions with affiliates on terms which are not at arm’s length.
Additionally, PBFX was required to maintain certain financial covenant ratios.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PBFX Revolving Credit Agreement contained events of default customary for transactions of their nature, including, but not limited to (and subject to any applicable grace periods when applicable), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX Revolving Credit Agreement or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBFX GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the PBFX Revolving Credit Agreement, the lenders could, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the PBFX Revolving Credit Agreement and related documentation or applicable law.
During 2023, the Company terminated the PBFX Revolving Credit Facility. There were no outstanding borrowings under the PBFX Revolving Credit Facility as of the date of termination. At December 31, 2022, there were no of borrowings and $3.5 million of letters of credit outstanding under the PBFX Revolving Credit Facility.
Precious Metals Financing Arrangements
During the year ended December 31, 2023, the Company settled its remaining outstanding precious metal financing arrangement, which represented a reduction of debt of approximately $3.1 million. During the year ended December 31, 2022, the Company settled certain of its precious metals financing arrangements, resulting in reductions of debt of approximately $56.2 million. Prior to the final settlement, certain subsidiaries of the Company had agreements whereby such subsidiary sold a portion of its precious metal catalysts to a commercial bank under contractual arrangements to repurchase or otherwise settle the obligation at a future specified date. The volume of the precious metal catalysts and the interest rate were fixed over the term of each financing arrangement. At maturity, the Company was required to repurchase the applicable precious metal catalysts, or otherwise settle the obligation with the counterparty, at its then fair market value. The Company treated those transactions as financing arrangements, and the related payments were recorded as interest expense over the agreements’ terms. The Company elected the fair value option for accounting for the catalyst repurchase obligations as the Company’s liability was directly impacted by the change in value of the underlying precious metal catalysts. The fair value of the repurchase obligations was reflected in the fair value of long-term debt outstanding table measured using Level 2 inputs.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,
2024	$—
2025	—
2026	—
2027	—
2028	801.6
Thereafter	500.0
Total debt outstanding	$1,301.6

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. RELATED PARTY TRANSACTIONS
Investments in PBF LLC
Pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A common stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ended December 31, 2023, 2022 or 2021. Investment funds associated with the initial investors in PBF LLC may be entitled to future Tax Receivable Agreement payments in which the Series B Unitholders are entitled to a distribution payment pursuant to the PBF LLC amended and restated limited liability company agreement. In January 2024, the Company made payments under the Tax Receivable Agreement relating to the 2022 tax year of $43.0 million, inclusive of $4.2 million paid to Series B Unit holders. Refer to “Note 18 - Income Taxes” for a more detailed description of the Tax Receivable Agreement.
Transactions with SBR
The Company and its subsidiaries have entered into various agreements with SBR, in which it has a 50% equity investment, but does not control. In connection with the commencement of operations at SBR, the Company has provided limited financial performance guarantees to certain of SBR’s third-party suppliers for various commercial transactions, primarily for the purchase of feedstock inventory. Although the company does not currently expect to perform under such guarantees, it is entitled to certain indemnification protections from Eni in the event that it is required to perform.
Commercial and other transactions
PBF Holding has entered into commercial agreements with SBR for the purchase and sale of RINs and Low Carbon Fuel Standard (“LCFS”) credits.
The Agreement for the Sale and Purchase of Renewable Identification Numbers was initiated on June 1, 2023, and the LEAP Master Agreement for Purchasing and Selling of LCFS credits was initiated on August 1, 2023. Both agreements had initial terms of three months. Upon the expiration of the initial terms, both agreements have been, and will continue to be, automatically renewed for successive three-month periods, unless earlier terminated by the Company or SBR via written notice.
For the period beginning June 27, 2023 through December 31, 2023, the Company had total sales to SBR of $9.1 million, which are included in revenues, that consist primarily of refined product sales. The Company also had purchases from SBR of $244.4 million primarily related to the commercial agreements described above, included in cost of products and other, consisting of purchases of environmental credits and hydrocarbon products.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Agreement
PBF Holding entered into an operation and management services and secondment agreement (the “Operating Agreement”) with SBR in June 2023, pursuant to which the Company provides SBR with the personnel necessary for SBR to operate so that it may perform its obligations under the commercial agreements. The Company charges SBR a fixed operating fee under the agreement and SBR reimburses the Company for the use of employees and the provision of certain infrastructure-related services to the extent applicable to its operations.
For the period beginning June 27, 2023 through December 31, 2023, the Company received total fees of $62.8 million under the Operating Agreement.
Additionally, the Consolidated Balance Sheet includes $22.1 million and $28.3 million of Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of December 31, 2023.

11. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842, Leases and disclosed in “Note 12 - Leases”, the Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen, nitrogen, oxygen, chemical and steam for certain of its refineries. The Company made purchases of $121.4 million, $112.2 million and $76.0 million under these supply agreements for the years ended December 31, 2023, 2022 and 2021, respectively.
The fixed and determinable amounts related to obligations under these agreements are as follows (in millions):

Year Ending December 31,
2024	$51.8
2025	26.0
2026	21.7
2027	21.7
2028	21.7
Thereafter	174.0
Total obligations	$316.9
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $114.9 million as of December 31, 2023 ($117.0 million as of December 31, 2022) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Consolidated Balance Sheets was $157.8 million and $157.7 million at December 31, 2023 and December 31, 2022, respectively, of which $141.2 million and $142.8 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is required to comply with the RFS. Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not directly produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 21, 2023, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2023, 2024, and 2025, and finalized volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, the Company could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
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
The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB 32. AB 32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB 32 is implemented through two market mechanisms including the LCFS and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. California Air Resources Board also amended the LCFS in 2018 to require a 20% reduction by 2030.
The Company recovers the majority of these costs from its customers, and does not expect these obligations to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB 32 or SB 32 regulations, or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations and cash flows.
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. In addition, the RFS mandates the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to implement capital projects to reduce the amount of credits required to be purchased, make substantial capital expenditures as well as purchase credits at significant cost, to enable its refineries to produce products that meet applicable requirements.

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
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US, based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The fair value of the Martinez Contingent Consideration was estimated to be $21.6 million as of December 31, 2023 and is included within Accrued expenses on the Company’s Consolidated Balance Sheets. This final earn-out payment is expected to be made in the second quarter of 2024. The fair value of the Martinez Contingent Consideration was estimated to be $147.3 million as of December 31, 2022 (of which approximately $80.0 million was included within Accrued expenses and paid in April 2023).
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of December 31, 2023 (99.3% as of December 31, 2022). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of December 31, 2023 and December 31, 2022, the Company recognized a liability of $336.6 million and $338.6 million, respectively, related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with ASC 740. As of December 31, 2023, $43.0 million of the Tax Receivable Agreement obligation was recorded as a Current liability and represents the amount paid in January 2024 related to the 2022 tax year. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 18 - Income Taxes” for more details.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. LEASES
Lease Position as of December 31, 2023 and December 31, 2022
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

(in millions)	Classification on the Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Lease right of use assets	$732.8	$611.7
Finance lease assets	Lease right of use assets	56.3	67.4
Total lease right of use assets		$789.1	$679.1

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$131.2	$60.5
Finance lease liabilities	Accrued expenses	12.2	11.7
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	608.8	552.7
Finance lease liabilities	Long-term financing lease liabilities	46.1	57.9
Total lease liabilities		$798.3	$682.8
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2023 and December 31, 2022:

Lease Costs (in millions)	December 31, 2023	December 31, 2022
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$13.9	$12.6
Interest on lease liabilities	4.5	5.3
Operating lease costs	219.7	171.8
Short-term lease costs	137.7	88.0
Variable lease costs	13.4	8.1
Total lease costs	$389.2	$285.8

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2023 and December 31, 2022 (in millions):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$213.9	$169.6
Operating cash flows for finance leases	4.5	5.3
Financing cash flows for finance leases	14.1	11.3
Supplemental non-cash quantification of assets acquired or remeasured under operating and financing leases	271.6	54.7
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2023:

Weighted average remaining lease term - operating leases	10.4 years
Weighted average remaining lease term - finance leases	4.6 years

Weighted average discount rate - operating leases	14.5%
Weighted average discount rate - finance leases	7.2%
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2023:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2024	$15.8	$223.2
2025	13.9	168.7
2026	13.6	128.1
2027	13.6	98.7
2028	10.9	96.1
Thereafter	0.7	711.4
Total minimum lease payments	68.5	1,426.2
Less: effect of discounting	10.2	686.2
Present value of future minimum lease payments	58.3	740.0
Less: current obligations under leases	12.2	131.2
Long-term lease obligations	$46.1	$608.8
As of December 31, 2023, the Company has entered into certain leases that have not yet commenced. Such leases include a 3-year lease for an oil tanker, with future lease payments estimated to total approximately $38.1 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. STOCKHOLDERS’ AND MEMBERS’ EQUITY STRUCTURE
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
Treasury Stock
On December 12, 2022, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). On May 3, 2023, the Company’s Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $500.0 million to $1.0 billion and extended the program expiration date to December 2025. During the year ended December 31, 2023, the Company purchased 12,367,073 shares of PBF Energy’s Class A common stock under the Repurchase Program for $532.5 million, inclusive of commissions paid, through open market transactions. During the year ended December 31, 2022, the Company purchased 4,192,555 shares of PBF Energy’s Class A common stock under the Repurchase Program for $156.4 million, inclusive of commissions paid, through open market transactions.
As disclosed in Note 23 - Subsequent Events, on February 13, 2024, the Company's Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $1.0 billion to $1.75 billion.
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

14. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both December 31, 2023 and 2022.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The noncontrolling interest ownership percentages in PBF LLC as of the completion dates of each of the equity offerings and as of the years ended December 31, 2023, 2022 and 2021 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
December 31, 2021	927,990	120,319,577	121,247,567
	0.8%	99.2%	100.0%
December 31, 2022	910,457	129,639,307	130,549,764
	0.7%	99.3%	100.0%
December 31, 2023	862,780	120,440,620	121,303,400
	0.7%	99.3%	100.0%
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
The noncontrolling interest ownership percentages in PBFX as of November 30, 2022, November 29, 2022 and the years ended December 31, 2021 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2021	32,621,013	29,953,631	62,574,644
	52.1%	47.9%	100.0%
November 29, 2022 - Pre PBFX Merger Transaction	32,832,175	29,953,631	62,785,806
	52.3%	47.7%	100.0%
November 30, 2022 - Post PBFX Merger Transaction	—	62,785,806	62,785,806
	—%	100.0%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the year ended December 31, 2023 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $0.9 million. For the year ended December 31, 2022 the Company recorded a noncontrolling interest in the losses of these subsidiaries of $1.4 million.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2023, 2022 and 2021:

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2023	$4,929.2	$114.6	$12.2	$5,056.0
Comprehensive income	2,129.7	20.6	0.9	2,151.2
Dividends and distributions	(106.6)	(5.3)	—	(111.9)
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	(4.5)	—	—	(4.5)
Stock-based compensation	35.8	—	—	35.8
Transactions in connection with stock-based compensation plans	44.5	—	—	44.5
Treasury stock purchases	(539.9)	—	—	(539.9)
Other	0.1	—	—	0.1
Balance at December 31, 2023	$6,488.3	$129.9	$13.1	$6,631.3

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive income (loss)	2,858.0	27.9	(1.4)	69.5	2,954.0
Dividends and distributions	(24.7)	(8.6)	—	(40.3)	(73.6)
Effects of changes in PBF Logistics ownership interests on deferred tax assets and liabilities	(9.7)	—	—	—	(9.7)
PBFX Merger Transaction	216.0	—	—	(519.7)	(303.7)
Stock-based compensation	33.2	—	—	10.2	43.4
Transactions in connection with stock-based compensation plans	86.5	—	—	(18.7)	67.8
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.1	(0.1)	—	—	—
Treasury stock purchases	(156.4)	—	—	—	(156.4)
Other	—	—	1.4	—	1.4
Balance at December 31, 2022	$4,929.2	$114.6	$12.2	$—	$5,056.0

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2021	$1,642.8	$93.4	$10.6	$455.5	$2,202.3
Comprehensive income	257.4	2.4	2.3	79.8	341.9
Dividends and distributions	—	—	(0.7)	(40.0)	(40.7)
Stock-based compensation	23.9	—	—	5.3	29.2
Transactions in connection with stock-based compensation plans	(1.1)	—	—	(1.6)	(2.7)
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.4	(0.4)	—	—	—
Other	2.8	—	—	—	2.8
Balance at December 31, 2021	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss) arising from activity related to the Company’s defined employee benefit plan and unrealized gain (loss) on available-for-sale securities. The following table summarizes the allocation of total comprehensive income of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2023:

(in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income	$2,140.5	$21.5	$2,162.0
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.4)	—	(0.4)
Amortization of defined benefit plans unrecognized net loss	(10.4)	—	(10.4)
Total other comprehensive income (loss)	(10.8)	—	(10.8)
Total comprehensive income	$2,129.7	$21.5	$2,151.2
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

PBF ENERGY INC.
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
15. STOCK-BASED COMPENSATION
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
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
PBF Energy options	$11.9	$19.1	$17.3
PBF Energy restricted shares	17.9	11.6	2.8
PBF Energy performance awards	21.7	13.4	10.2
PBFX phantom units	—	10.2	5.3
	$51.5	$54.3	$35.6
PBF Energy options
PBF Energy grants stock options which represent the right to purchase share of the Company’s common stock at its fair market value, which is the closing price of PBF Energy’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years, or four years for grants prior to November 2020, subject to acceleration in certain circumstances. The Company did not grant stock options during the year ended December 31, 2023. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2022	December 31, 2021
Expected life (in years)	6.00	6.00
Expected volatility	87.6%	83.8%
Dividend yield	0.00%	0.00%
Risk-free rate of return	3.24%	1.37%
Exercise price	$29.16	$13.91
Weighted average fair value per option granted	$21.68	$9.84

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity for PBF Energy options for 2023:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2023	10,652,274	$24.50	5.96
Exercised	(2,901,250)	24.65	—
Forfeited	(297,570)	36.18	—
Outstanding at December 31, 2023	7,453,454	$23.98	5.26
Exercisable and vested at December 31, 2023	6,653,383	$24.61	5.02
Total expected to vest as of December 31, 2023	7,453,454	$23.98	5.26
At December 31, 2023, the total intrinsic value of stock options outstanding and exercisable were $148.9 million and $128.8 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $66.1 million, $63.1 million and $0.4 million, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2023 was $5.1 million, which will be recognized from 2024 through 2025.
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
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	705,450	$33.92
Granted	645,386	44.90
Vested	(290,915)	32.14
Forfeited	(7,415)	35.75
Nonvested at December 31, 2023	1,052,506	$41.43
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2023 was $22.8 million, which will be recognized from 2024 through 2026.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects activity related to our restricted stock:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average grant-date fair value per share of restricted stock granted	$44.90	$35.73	$16.13
Fair value of restricted stock vested (in millions)	$11.2	$3.3	$3.1
Performance Awards
The Company grants performance share awards, which are paid in stock, and performance share unit awards, which are paid in cash, (collectively, the “performance awards”) to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle (the "performance cycle") with four measurement periods and performance awards granted to employees after November 1, 2020 are based on a three-year performance cycle having a single measurement period. The performance awards will vest on the last day of the performance cycle, subject to forfeiture or acceleration under certain circumstances set forth in the award agreement. The number of performance awards that will ultimately vest is based on the Company’s total shareholder return over the performance cycle. The number of shares ultimately issued, or cash paid under these awards can range from zero to 200% of target award amounts.
Performance Share Unit Awards
The performance share unit awards are accounted for as equity awards, for which the fair value was determined on the grant date by application of a Monte Carlo valuation model.
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2023	December 31, 2022	December 31, 2021
Expected life (in years)	2.86 - 3.18	3.08	3.12
Expected volatility	56.68% - 59.98%	65.16%	83.78%
Dividend yield	1.73% - 1.80%	2.18%	0.00%
Risk-free rate of return	4.40% - 4.75%	3.90%	0.87%
Weighted average grant-date fair value per PSU	$56.35	$45.91	$18.73
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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSU”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	786,526	$21.02
Granted	197,404	56.35
Vested	(343,978)	8.95
Forfeited	(8,509)	32.70
Nonvested at December 31, 2023	631,443	$38.48

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2023, 2022 and 2021, PSU’s with a fair value of $30.9 million, $2.0 million and $1.8 million, respectively, were vested.
As of December 31, 2023, unrecognized compensation cost related to performance share unit awards was $17.4 million, which is expected to be recognized over a weighted average period of 2.48 years.
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
The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2023	31,454,950
Granted	18,649,445
Vested	(6,036,460)
Forfeited	(510,774)
Nonvested at December 31, 2023	43,557,161
In 2023, 2022 and 2021, Performance Units with a fair value of $12.1 million, $1.5 million and $5.2 million, respectively, were vested.
As of December 31, 2023, unrecognized compensation cost related to performance unit awards was $24.4 million, which is expected to be recognized over a weighted average period of 2.20 years.
PBFX Phantom Units
In the years ended December 31, 2022 and 2021, PBFX issued phantom unit awards under the PBF Logistics LP 2014 Long-Term Incentive Plan to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date was equal to the market price of PBFX’s common unit on that date. The estimated fair value of PBFX’s phantom units was amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions were met.
In connection with the PBFX Merger Transaction, the Company accelerated the vesting of the 830,597 outstanding phantom units, which were settled by making a total cash payment of $16.9 million, which was calculated using the prior day’s PBFX closing price of $20.39. In addition, the Company recognized all remaining compensation costs.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $37.5 million, $33.4 million and $27.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2023 and 2022 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$357.0	$353.3	$13.9	$18.2
Service cost	48.1	55.6	0.5	0.8
Interest cost	17.7	7.9	0.7	0.3
Plan amendments	—	—	6.0	—
Benefit payments	(18.1)	(18.9)	(1.4)	(1.4)
Actuarial loss (gain)	25.0	(40.9)	(0.1)	(4.0)
Projected benefit obligation at end of year	$429.7	$357.0	$19.6	$13.9
Change in plan assets:
Fair value of plan assets at beginning of year	$274.2	$306.3	$—	$—
Actual return on plan assets	34.8	(51.0)	—	—
Benefits paid	(18.1)	(18.9)	(1.4)	(1.4)
Employer contributions	58.4	37.8	1.4	1.4
Fair value of plan assets at end of year	$349.3	$274.2	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$349.3	$274.2	$—	$—
Less benefit obligations at end of year	429.7	357.0	19.6	13.9
Funded status at end of year	$(80.4)	$(82.8)	$(19.6)	$(13.9)
The accumulated benefit obligation for the defined benefit plans approximated $391.1 million and $321.0 million at December 31, 2023 and 2022, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2024	$31.2	$1.9
2025	26.8	1.9
2026	31.3	1.9
2027	35.4	1.9
2028	39.0	2.0
Years 2029-2033	234.7	9.2
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $34.4 million to the Company’s Pension Plans during 2024.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost were as follows for the years ended December 31, 2023, 2022 and 2021:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$48.1	$55.6	$57.5	$0.5	$0.8	$1.1
Interest cost	17.7	7.9	5.3	0.7	0.3	0.3
Expected return on plan assets	(19.2)	(17.5)	(14.2)	—	—	—
Amortization of prior service cost and actuarial loss	—	0.1	0.1	0.1	0.4	0.7
Net periodic benefit cost	$46.6	$46.1	$48.7	$1.3	$1.5	$2.1
Lump sum payments made by the Supplemental Plan to employees retiring in 2023, 2022 and 2021 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2023	2022	2021	2023	2022	2021
Prior service costs	$—	$—	$—	$6.1	$—	$—
Net actuarial loss (gain)	9.5	27.6	(21.1)	(0.2)	(4.0)	(4.0)
Amortization of losses and prior service cost	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)	(0.7)
Total changes in other comprehensive (income) loss	$9.4	$27.5	$(21.2)	$5.8	$(4.4)	$(4.7)
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2023	2022	2023	2022
Prior service costs	$(0.4)	$(0.5)	$(8.7)	$(3.5)
Net actuarial (loss) gain	(24.4)	(14.8)	10.9	11.4
Total	$(24.8)	$(15.3)	$2.2	$7.9
The weighted average assumptions used to determine the benefit obligations as of December 31, 2023 and 2022 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2023	2022	2023	2022	2023	2022
Discount rate - benefit obligations	4.99%	5.22%	4.94%	5.24%	4.88%	5.15%
Rate of compensation increase	4.27%	4.27%	4.50%	4.50%	—	—

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rates:
Effective rate for service cost	5.22%	2.80%	2.40%	5.24%	2.73%	2.26%	5.27%	2.80%	2.35%
Effective rate for interest cost	5.14%	2.33%	1.74%	5.14%	2.24%	1.53%	5.05%	1.91%	1.28%
Effective rate for interest on service cost	5.14%	2.45%	1.92%	5.12%	2.29%	1.75%	5.21%	2.65%	2.11%
Cash balance interest credit rate	4.04%	2.06%	1.57%	4.04%	2.06%	1.57%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.75%	5.50%	5.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.27%	4.26%	4.28%	4.50%	4.50%	4.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2023 and 2022 were as follows:

	Post-Retirement Medical Plan
	2023	2022
Health care cost trend rate assumed for next year	6.4%	6.4%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2046	2046
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2023 and 2022 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
	December 31,
(in millions)	2023	2022
Equities:
Domestic equities	$75.0	$73.0
Developed international equities	46.9	34.9
Global low volatility equities	21.0	18.4
Emerging market equities	24.8	20.8
Fixed-income	159.9	106.2
Real Estate	19.7	18.9
Cash and cash equivalents	2.0	2.0
Total	$349.3	$274.2

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2023, the plan’s target allocations for plan assets are 48% invested in equity securities, 46% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. REVENUES
Revenue Recognition
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
As described in “Note 19 - Segment Information”, the Company’s business consists of the Refining Segment and Logistic Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products for the periods presented.

	Year Ended December 31,
(in millions)	2023	2022	2021
Refining Segment:
Gasoline and distillates	$34,002.5	$41,465.0	$23,489.5
Asphalt and blackoils	1,650.1	2,123.8	1,217.8
Feedstocks and other	1,640.6	1,863.0	1,310.1
Chemicals	650.6	903.8	889.8
Lubricants	344.7	425.0	294.8
Total Refining Revenue	$38,288.5	$46,780.6	$27,202.0
Logistics Segment:
Logistics Revenue	384.1	369.3	355.5
Total revenue prior to eliminations	38,672.6	47,149.9	27,557.5
Elimination of intercompany revenue	(347.8)	(319.6)	(304.1)
Total Revenues	$38,324.8	$46,830.3	$27,253.4
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $64.1 million and $40.6 million as of December 31, 2023 and December 31, 2022, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Crude Oil and Refined Product Exchanges and Matching Buy/Sell Transactions
The Company enters into buy/sell arrangements and exchange contracts where it agrees to deliver a specified quantity and quality of crude oil or refined products at a specified location and date to a particular counterparty and to receive from the same counterparty the same commodity at a specified location on the same or another specified date. The exchange receipts and deliveries are non-monetary transactions, with the exception of specific grade or location differentials settled in cash. The matching buy/sell purchase and sale transactions are settled in cash. No revenues are recorded for exchange and matching buy/sell transactions as they are accounted for as exchanges of inventory. The net difference in buy/sell transactions are recorded in Cost of Goods Sold. The exchange transactions are recognized at the carrying amount of the inventory transferred.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (see “Note 13 - Stockholders’ and Members’ Equity Structure”). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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
During the year ended December 31, 2022, the Company evaluated all available positive and negative evidence and determined that the $308.5 million valuation allowance, as of December 31, 2021, associated with deferred tax assets should be released because the Company believed that it had become more likely than not that the deferred tax assets would be realized. In the Company' s evaluation of the need for and amount of a valuation allowance on its deferred tax assets, the Company placed the most weight on objectively verifiable direct evidence, including its recent and historical operating results and the significant improvement in its operating profitability. The specific positive factors and evidence considered in the realizability of its deferred tax assets included the cumulative pre-tax income that the Company generated over the past three-year period. This resulted in the release of the full valuation allowance in the year ended December 31, 2022.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and signed into law in the United States. The IRA is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits and incentives, and additional IRS funding. Based on the Company’s results over the past three fiscal years, the corporate alternative minimum tax is currently not applicable. The Company does not expect the other tax provisions of the IRA to have a material impact on our Consolidated Financial Statements.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision in the PBF Energy Consolidated Statements of Operations consists of the following:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Current expense (benefit):
Federal	$140.9	$75.8	$0.3
Foreign	(0.3)	0.3	—
State	46.2	88.5	0.1
Total current	186.8	164.6	0.4

Deferred expense (benefit):
Federal	387.7	379.9	19.1
Foreign	3.1	(0.9)	(13.1)
State	146.2	41.2	5.7
Total deferred	537.0	420.2	11.7
Total provision for income taxes	$723.8	$584.8	$12.1
The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021

Provision at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.0%	4.9%	4.9%
Nondeductible/nontaxable items	(0.5)%	(0.4)%	0.9%
Rate differential from foreign jurisdictions	—%	—%	(0.4)%
Provision to return adjustment	(0.1)%	—%	(0.1)%
Adjustment to deferred tax assets and liabilities for change in tax rates	—%	(0.2)%	2.2%
Deferred tax asset valuation allowance	—%	(8.9)%	(23.2)%
Other	(0.1)%	0.5%	(0.3)%
Effective tax rate	25.3%	16.9%	5.0%
PBF Energy’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021, including the impact of income attributable to noncontrolling interests of $21.5 million, $96.0 million and $84.5 million, respectively, was 25.1%, 16.4% and 3.7%, respectively.
For the year ended December 31, 2023, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes.
For the years ended December 31, 2022 and 2021 the difference between the United States statutory rate and PBF Energy’s effective tax rate was primarily attributable to changes in the deferred tax asset valuation allowance.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For financial reporting purposes, income before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021

United States income	$2,852.4	$3,464.2	$296.4
Foreign income (loss)	11.9	(2.6)	(53.3)
Total income before income taxes attributable to PBF Energy Inc. stockholders	$2,864.3	$3,461.6	$243.1
A summary of the components of PBF Energy’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2023	December 31, 2022
Deferred tax assets
Purchase interest step-up	$171.6	$191.4
Pension, employee benefits and compensation	96.5	102.8
Net operating loss carry forwards	3.4	115.9
Environmental liabilities	40.4	36.4
Lease liabilities	305.9	284.1
Other	27.0	54.7
Total deferred tax assets	644.8	785.3
Valuation allowance	—	—
Total deferred tax assets, net	644.8	785.3

Deferred tax liabilities
Property, plant and equipment	1,062.2	968.3
Inventory	68.6	67.6
Right of use assets	303.5	283.2
Equity method investment in SBR	278.8	—
Other	5.0	1.6
Total deferred tax liabilities	1,718.1	1,320.7
Net deferred tax liability	$(1,073.3)	$(535.4)
As of December 31, 2023, PBF Energy had zero federal and $3.2 million state income tax net operating loss carry forwards. The portion of the federal net operating loss carry forward that was generated in years prior to 2019 was utilized in 2022. The state net operating loss carry forwards expire at various dates from 2025 through 2041 with certain jurisdictions having indefinite net operating loss carry forward periods.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2020
New Jersey	2019
Michigan	2019
Delaware	2020
Indiana	2020
Pennsylvania	2020
New York	2020
Louisiana	2020
California	2019
The Company does not have any unrecognized tax benefits.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. SEGMENT INFORMATION
The Company’s operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining or Logistics segments, including the Company’s share of SBR’s results, are included in Corporate. Intersegment transactions are eliminated in the Consolidated Financial Statements and are included in the Eliminations column below.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2023, 2022 and 2021 are presented below.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$38,288.5	$384.1	$—	$(347.8)	$38,324.8
Depreciation and amortization expense	523.9	36.1	11.5	—	571.5
Income from operations (1)	2,183.6	206.1	561.8	—	2,951.5
Interest (income) expense, net	(4.8)	2.3	66.3	—	63.8
Capital expenditures (2)	1,152.9	11.9	8.8	—	1,173.6

	Year Ended December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$46,780.6	$369.3	$—	$(319.6)	$46,830.3
Depreciation and amortization expense	466.9	36.7	7.5	—	511.1
Income (loss) from operations	4,466.4	183.7	(496.9)	—	4,153.2
Interest expense, net	10.9	39.5	195.6	—	246.0
Capital expenditures (2)	994.9	7.9	8.1	—	1,010.9

	Year Ended December 31, 2021
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$27,202.0	$355.5	$—	$(304.1)	$27,253.4
Depreciation and amortization expense	415.7	37.8	13.3	—	466.8
Income (loss) from operations	673.1	195.4	(271.3)	—	597.2
Interest expense, net	8.8	42.1	266.6	—	317.5
Capital expenditures	381.8	8.6	5.3	—	395.7

	Balance at December 31, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$12,590.6	$816.8	$1,024.1	$(43.7)	$14,387.8

	Balance at December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$12,587.9	$863.1	$136.3	$(38.2)	$13,549.1

(1) Income from operations within Corporate for the year ended December 31, 2023 includes a gain of $925.1 million associated with the formation of the SBR equity method investment.
(2) For the years ended December 31, 2023 and December 31, 2022, the Company’s refining segment includes $312.7 million and $336.2 million, respectively, of capital expenditures related to the construction of the Renewable Diesel Facility.
(3) Corporate assets include the Company’s Equity method investment in SBR of $881.0 million.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. NET INCOME PER SHARE OF PBF ENERGY
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
The following table sets forth the computation of basic and diluted net income per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Year Ended December 31,
Basic Earnings Per Share:	2023	2022	2021
Allocation of earnings:
Net income attributable to PBF Energy Inc. stockholders	$2,140.5	$2,876.8	$231.0
Less: Income allocated to participating securities	—	—	—
Income available to PBF Energy Inc. stockholders - basic	$2,140.5	$2,876.8	$231.0
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	124,953,858	122,598,076	120,240,009
Basic net income attributable to PBF Energy per Class A common share	$17.13	$23.47	$1.92

Diluted Earnings Per Share:
Numerator:
Income available to PBF Energy Inc. stockholders - basic	$2,140.5	$2,876.8	$231.0
Plus: Net income attributable to noncontrolling interest (1)	20.5	27.9	2.4
Less: Income tax expense on net income attributable to noncontrolling interest (1)	(5.3)	(7.2)	(0.6)
Numerator for diluted net income per Class A common share - net income attributable to PBF Energy Inc. stockholders (1)	$2,155.7	$2,897.5	$232.8

Denominator (1):
Denominator for basic net income per PBF Energy Class A common share-weighted average shares	124,953,858	122,598,076	120,240,009
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	899,519	917,991	988,730
Common stock equivalents (2)	4,656,071	3,344,039	1,409,415
Denominator for diluted net income per PBF Energy Class A common share-adjusted weighted average shares	130,509,448	126,860,106	122,638,154
Diluted net income attributable to PBF Energy Inc. stockholders per Class A common share	$16.52	$22.84	$1.90

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——————————
(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 26.0%, 25.9% and 25.9% annualized statutory corporate tax rate for the years ended December 31, 2023, 2022 and 2021, respectively) attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and PSUs and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 18,431, 3,877,035 and 12,568,275 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the years ended December 31, 2023, 2022 and 2021, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2023 and 2022.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At December 31, 2023, the Company had the obligation to return cash collateral posted against its derivative obligations of $23.7 million. Cash collateral related to derivative contracts is recorded net in the Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Consolidated Balance Sheets.

	As of December 31, 2023
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$141.6	$—	$—	$141.6	N/A	$141.6
Commodity contracts	80.1	—	—	80.1	(46.9)	33.2
Liabilities:
Commodity contracts	46.9	—	—	46.9	(46.9)	—
Renewable energy credit and emissions obligations	—	429.8	—	429.8	—	429.8
Contingent consideration obligation	—	—	21.6	21.6	—	21.6

	As of December 31, 2022
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$110.0	$—	$—	$110.0	N/A	$110.0
Commodity contracts	33.8	15.7	—	49.5	(35.6)	13.9
Derivatives included within inventory intermediation agreement obligations	—	25.1	—	25.1	—	25.1
Liabilities:
Commodity contracts	20.6	11.8	3.2	35.6	(35.6)	—
Catalyst obligations	—	4.0	—	4.0	—	4.0
Renewable energy credit and emissions obligations	—	1,361.1	—	1,361.1	—	1,361.1
Contingent consideration obligation	—	—	147.3	147.3	—	147.3

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
•The contingent consideration obligation at December 31, 2023 and 2022 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2023 and 2022, $18.8 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Year Ended December 31,
(in millions)	2023	2022
Balance at beginning of period	$150.5	$32.3
Additions	—	—
Settlements	(88.3)	(18.1)
Unrealized (gain) loss included in earnings	(40.6)	136.3
Balance at end of period	$21.6	$150.5
There were no transfers between levels during the years ended December 31, 2023 and 2022, respectively.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$779.3	$801.6	$703.7
2030 Senior Notes (a)	500.0	514.8	—	—
2025 Senior Notes (a)	—	—	664.5	656.0
PBFX 2023 Senior Notes (a)	—	—	525.0	525.1
Catalyst financing arrangements (b)	—	—	4.0	4.0
	1,301.6	1,294.1	1,995.1	1,888.8
Less - Current debt	—	—	(524.2)	(524.2)
Unamortized (discount) premium	(3.2)	n/a	0.2	n/a
Less - Unamortized deferred financing costs	(52.5)	n/a	(36.2)	n/a
Long-term debt	$1,245.9	$1,294.1	$1,434.9	$1,364.6
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
Fair Values - Non-recurring
Non-recurring fair value measurements and disclosures relate to the SBR equity method investment discussed in “Note 6 - Equity investment in SBR. The fair value of the SBR equity method investment was primarily based on the cash consideration received from Eni for their 50 percent ownership.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. DERIVATIVES
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
As of December 31, 2023, there were no barrels of crude oil and feedstocks and no barrels of intermediates and refined products outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2022, there were 1,945,994 barrels of crude oil and feedstocks and 780,734 barrels of intermediates and refined products outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2023, there were 23,774,000 barrels of crude oil and 5,351,000 barrels of refined products (17,890,000 and 12,175,200, respectively, as of December 31, 2022), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2023 and December 31, 2022 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$—
December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$25.1

Derivatives not designated as hedging instruments:
December 31, 2023:
Commodity contracts	Accounts receivable	$33.2
December 31, 2022:
Commodity contracts	Accounts receivable	$13.9

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$21.0
For the year ended December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$5.4
For the year ended December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$8.4

Derivatives not designated as hedging instruments:
For the year ended December 31, 2023:
Commodity contracts	Cost of products and other	$38.1
For the year ended December 31, 2022:
Commodity contracts	Cost of products and other	$(31.5)
For the year ended December 31, 2021:
Commodity contracts	Cost of products and other	$(83.4)

Hedged items designated in fair value hedges:
For the year ended December 31, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(21.0)
For the year ended December 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(5.4)
For the year ended December 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.4
The Company had no ineffectiveness related to the fair value hedges as of December 31, 2023, 2022 and 2021.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. SUBSEQUENT EVENTS
Dividend Declared
On February 15, 2024, PBF Energy announced a dividend of $0.25 per share on outstanding PBF Energy Class A common stock. The dividend is payable on March 14, 2024, to PBF Energy Class A common stockholders of record as of February 29, 2024.
Share Repurchases
On February 13, 2024, the Company's Board of Directors approved an increase in the repurchase authorization amount under the Repurchase Program from $1.0 billion to $1.75 billion. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
From January 1, 2024 through February 14, 2024, the Company purchased an additional 1,047,358 shares of PBF Energy’s Class A common stock under the Repurchase Program for $47.9 million, inclusive of commissions paid.
Payments under the Tax Receivable Agreement
In January 2024, the Company made payments of $43.0 million, inclusive of $4.2 million paid to Series B Unit holders, under the Tax Receivable Agreement relating to the 2022 tax year.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY INC. (Registrant)
By:	/s/ Matthew C. Lucey
(Matthew C. Lucey)
President and Chief Executive Officer (Principal Executive Officer)
Date: February 15, 2024

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Executive Chairman, Chairman of the Board	February 15, 2024
(Thomas J. Nimbley)	of Directors

/s/ Matthew C. Lucey	President, Chief Executive Officer,	February 15, 2024
(Matthew C. Lucey)	Director (Principal Executive Officer)

/s/ Karen B. Davis	Senior Vice President, Chief Financial Officer	February 15, 2024
(Karen B. Davis)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 15, 2024
(Spencer Abraham)

/s/ Wayne A. Budd	Director	February 15, 2024
(Wayne A. Budd)

/s/ Paul Donahue	Director	February 15, 2024
(Paul Donahue)

/s/ Gene Edwards	Director	February 15, 2024
(Gene Edwards)

/s/ Georganne Hodges	Director	February 15, 2024
(Georganne Hodges)

/s/ Kimberly S. Lubel	Director	February 15, 2024
(Kimberly S. Lubel)

/s/ George E. Ogden	Director	February 15, 2024
(George E. Ogden)

	Director	February 15, 2024
(Damian W. Wilmot)

/s/ Lawrence Ziemba	Director	February 15, 2024
(Lawrence Ziemba)