Form 10-Q
period 2024-06-30
PBF Energy Inc.
filed 2024-08-01
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2024, PBF Energy Inc. had 117,149,510 shares of Class A common stock and 12 shares of Class B common stock outstanding.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of June 30, 2024. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Finance Corporation is a wholly-owned subsidiary of PBF Holding. PBF Logistics LP (“PBFX”) is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that owns and operates logistics assets that support our refining operations. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,367.2	$1,783.5
Accounts receivable	1,510.1	1,362.5
Inventories	2,864.2	3,183.1
Prepaid and other current assets	305.5	267.5
Total current assets	6,047.0	6,596.6
Property, plant and equipment, net	4,996.6	4,978.1
Equity method investment in SBR	867.3	881.0
Lease right of use assets	801.7	789.1
Deferred charges and other assets, net	1,363.5	1,143.0
Total assets	$14,076.1	$14,387.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,126.2	$959.0
Accrued expenses	2,821.6	3,020.0
Payable pursuant to Tax Receivable Agreement	121.8	43.0
Deferred revenue	21.0	64.1
Current operating lease liabilities	164.9	131.2
Total current liabilities	4,255.5	4,217.3
Long-term debt	1,251.5	1,245.9
Payable pursuant to Tax Receivable Agreement	170.0	293.6
Deferred tax liabilities	1,082.6	1,073.3
Long-term operating lease liabilities	596.8	608.8
Long-term financing lease liabilities	40.5	46.1
Other long-term liabilities	272.8	271.5
Total liabilities	7,669.7	7,756.5
Commitments and contingencies (Note 6)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 117,148,630 shares outstanding at June 30, 2024, 120,440,620 shares outstanding at December 31, 2023	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 12 shares outstanding at June 30, 2024, 12 shares outstanding at December 31, 2023	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at June 30, 2024 and December 31, 2023	—	—
Treasury stock, at cost, 28,290,610 shares outstanding at June 30, 2024 and 23,419,532 shares outstanding at December 31, 2023	(1,113.3)	(868.2)
Additional paid in capital	3,318.2	3,278.8
Retained earnings	4,071.9	4,089.9
Accumulated other comprehensive loss	(11.8)	(12.3)
Total PBF Energy Inc. equity	6,265.1	6,488.3
Noncontrolling interest	141.3	143.0
Total equity	6,406.4	6,631.3
Total liabilities and equity	$14,076.1	$14,387.8
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,736.1	$9,157.6	$17,381.7	$18,452.6
Cost and expenses:
Cost of products and other	7,962.4	7,908.0	15,560.3	15,703.3
Operating expenses (excluding depreciation and amortization expense as reflected below)	612.6	597.0	1,300.7	1,378.4
Depreciation and amortization expense	154.8	142.2	296.2	284.1
Cost of sales	8,729.8	8,647.2	17,157.2	17,365.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	65.0	104.2	128.2	164.2
Depreciation and amortization expense	3.3	2.3	6.5	4.2
Change in fair value of contingent consideration, net	—	(16.6)	(3.3)	(32.9)
Equity loss in investee	12.4	—	13.2	—
(Gain) loss on formation of SBR equity method investment	—	(968.9)	8.7	(968.9)
Loss (gain) on sale of assets	0.2	0.2	0.7	(1.4)
Total cost and expenses	8,810.7	7,768.4	17,311.2	16,531.0
Income (loss) from operations	(74.6)	1,389.2	70.5	1,921.6
Other income (expense):
Interest expense (net of interest income of $14.3 million, $14.0 million, $32.1 million and $31.2 million, respectively)	(17.3)	(13.8)	(27.8)	(32.5)
Change in fair value of catalyst obligations	—	0.5	—	1.2
Other non-service components of net periodic benefit cost	0.6	0.1	1.2	0.4
Other expense	—	2.3	—	—
Income (loss) before income taxes	(91.3)	1,378.3	43.9	1,890.7
Income tax (benefit) expense	(25.3)	347.9	2.4	474.4
Net income (loss)	(66.0)	1,030.4	41.5	1,416.3
Less: net income (loss) attributable to noncontrolling interest	(0.8)	10.0	0.1	13.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$(65.2)	$1,020.4	$41.4	$1,402.5

Weighted-average shares of Class A common stock outstanding
Basic	117,043,158	125,288,452	118,965,510	127,028,449
Diluted	117,905,938	130,446,002	124,195,155	132,428,607
Net income (loss) available to Class A common stock per share:
Basic	$(0.56)	$8.14	$0.35	$11.04
Diluted	$(0.56)	$7.88	$0.33	$10.67
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(66.0)	$1,030.4	$41.5	$1,416.3
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.2)	(0.5)	—	(0.1)
Net gain on pension and other post-retirement benefits	0.2	0.1	0.5	0.1
Total other comprehensive income (loss)	—	(0.4)	0.5	—
Comprehensive income (loss)	(66.0)	1,030.0	42.0	1,416.3
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.8)	10.0	0.1	13.8
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(65.2)	$1,020.0	$41.9	$1,402.5

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2024	119,044,383	$0.1	12	$—	$3,311.7	$4,166.7	$(11.8)	26,305,891	$(1,010.8)	$142.3	$6,598.2
Comprehensive income (loss)	—	—	—	—	—	(65.2)	—	—	—	(0.8)	(66.0)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Dividends ($0.25 per common share)	—	—	—	—	—	(29.6)	—	—	—	—	(29.6)
Stock-based compensation expense	—	—	—	—	6.5	—	—	—	—	—	6.5
Transactions in connection with stock-based compensation plans	88,966	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(1,984,719)	—	—	—	—	—	—	1,984,719	(102.5)	—	(102.5)
Balance, June 30, 2024	117,148,630	$0.1	12	$—	$3,318.2	$4,071.9	$(11.8)	28,290,610	$(1,113.3)	$141.3	$6,406.4

Balance, March 31, 2023	126,543,857	$0.1	13	$—	$3,223.2	$2,412.1	$(1.1)	15,000,026	$(496.4)	$130.4	$5,268.3
Comprehensive income (loss)	—	—	—	—	—	1,020.4	(0.4)	—	—	10.0	1,030.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Dividends ($0.20 per common share)	—	—	—	—	—	(25.3)	—	—	—	—	(25.3)
Stock-based compensation expense	—	—	—	—	7.2	—	—	—	—	—	7.2
Transactions in connection with stock-based compensation plans	138,284	—	—	—	6.0	—	—	—	—	—	6.0
Treasury stock purchases	(2,679,415)	—	—	—	0.6	—	—	2,679,415	(101.5)	—	(100.9)
Balance, June 30, 2023	124,002,726	$0.1	13	$—	$3,237.0	$3,407.2	$(1.5)	17,679,441	$(597.9)	$138.4	$6,183.3

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	120,440,620	$0.1	12	$—	$3,278.8	$4,089.9	$(12.3)	23,419,532	$(868.2)	$143.0	$6,631.3
Comprehensive income	—	—	—	—	—	41.4	0.5	—	—	0.1	42.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Dividends ($0.50 per common share)	—	—	—	—	—	(59.4)	—	—	—	—	(59.4)
Stock-based compensation expense	—	—	—	—	14.9	—	—	—	—	—	14.9
Transactions in connection with stock-based compensation plans	1,579,088	—	—	—	23.9	—	—	—	—	—	23.9
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	—	—	—	—	0.6	—	—	—	—	(0.6)	—
Treasury stock purchases	(4,871,078)	—	—	—	—	—	—	4,871,078	(245.1)	—	(245.1)
Balance, June 30, 2024	117,148,630	$0.1	12	$—	$3,318.2	$4,071.9	$(11.8)	28,290,610	$(1,113.3)	$141.3	$6,406.4

Balance, December 31, 2022	129,639,307	$0.1	13	$—	$3,201.6	$2,056.0	$(1.5)	10,937,916	$(327.0)	$126.8	$5,056.0
Comprehensive income	—	—	—	—	—	1,402.5	—	—	—	13.8	1,416.3
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Dividends ($0.40 per common share)	—	—	—	—	—	(51.3)	—	—	—	—	(51.3)
Stock-based compensation expense	—	—	—	—	13.7	—	—	—	—	—	13.7
Transactions in connection with stock-based compensation plans	1,104,944	—	—	—	20.4	—	—	—	—	—	20.4
Treasury stock purchases	(6,741,525)	—	—	—	1.2	—	—	6,741,525	(270.9)	—	(269.7)
Other	—	—	—	—	0.1	—	—	—	—	—	0.1
Balance, June 30, 2023	124,002,726	$0.1	13	$—	$3,237.0	$3,407.2	$(1.5)	17,679,441	$(597.9)	$138.4	$6,183.3

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$41.5	$1,416.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310.5	299.7
Stock-based compensation	21.0	18.9
Change in fair value of catalyst obligations	—	(1.2)
Deferred income taxes	9.3	311.6
Non-cash change in inventory repurchase obligations	—	8.5
Change in fair value of contingent consideration, net	(3.3)	(32.9)
Pension and other post-retirement benefit costs	26.0	23.9
Loss from equity method investment	13.2	—
Loss (gain) on formation of SBR equity method investment	8.7	(968.9)
Loss (gain) on sale of assets	0.7	(1.4)

Changes in operating assets and liabilities:
Accounts receivable	(147.7)	87.7
Inventories	318.9	(143.6)
Prepaid and other current assets	(38.1)	(38.5)
Accounts payable	195.5	(203.3)
Accrued expenses	(208.2)	(286.9)
Deferred revenue	(43.1)	34.8
Payment related to Tax Receivable Agreement	(44.8)	—
Other assets and liabilities	(19.0)	(19.0)
Net cash provided by operating activities	$441.1	$505.7

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(193.1)	(447.1)
Expenditures for deferred turnaround costs	(400.2)	(268.0)
Expenditures for other assets	(24.8)	(35.0)
Proceeds from sale of assets	—	4.4
Equity method investment - return of capital	0.5	431.0
Net cash used in investing activities	$(617.6)	$(314.7)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Dividend payments	$(58.9)	$(50.9)
Distributions to PBF Energy Company LLC members other than PBF Energy	(1.1)	(2.2)
Redemption of PBFX 2023 Senior Notes	—	(525.0)
Payments on financing leases	(6.1)	(5.8)
Proceeds from insurance premium financing	46.1	35.0
Payments of contingent consideration	—	(80.1)
Transactions in connection with stock-based compensation plans, net	5.4	20.4
Share repurchases of PBF Energy’s Class A common stock	(225.1)	(267.6)
Deferred financing costs and other, net	(0.1)	(1.5)
Net cash used in financing activities	$(239.8)	$(877.7)

Net change in cash and cash equivalents	(416.3)	(686.7)
Cash and cash equivalents, beginning of period	1,783.5	2,203.6
Cash and cash equivalents, end of period	$1,367.2	$1,516.9

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$70.2	$109.5
Assets acquired or remeasured under operating and financing leases	138.3	174.1
SBR Contribution Receivable	—	429.6
Contribution of assets to SBR equity method investment	(8.7)	(739.8)
Settlement of affiliate note payable to fund investment in SBR working capital	—	(74.9)
Cash paid during the period for:
Interest (net of capitalized interest of $9.1 million and $28.2 million in 2024 and 2023, respectively)	$68.6	$54.3
Income taxes	13.5	127.4

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
PBF Energy holds a 99.3% economic interest in PBF LLC as of June 30, 2024 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Additionally, PBF LLC, together with its subsidiaries, own an interest in an equity method investment in St. Bernard Renewables LLC (“SBR”) that owns and operates a biorefinery co-located with the Chalmette refinery in Louisiana (the “Renewable Diesel Facility”).
Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”) which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company’s adoption of this guidance will result in additional disclosure requirements but is not anticipated to have a significant impact on its Condensed Consolidated Financial Statements.
2. INVENTORIES
Inventories consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Refined products and blendstocks	$1,398.7	$1,536.5
Crude oil and feedstocks	1,307.5	1,495.4
Warehouse stock and other	158.0	151.2
	2,864.2	3,183.1
Lower of cost or market adjustment	—	—
Total inventories	$2,864.2	$3,183.1
As of June 30, 2024 and December 31, 2023 there was no lower of cost or market adjustment recorded as the replacement value of inventories exceeded the last-in, first-out carrying value.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Inventory-related accruals	$1,693.6	$1,716.2
Renewable energy credit and emissions obligations (a)	428.9	429.8
Accrued transportation costs	174.6	170.5
Excise and sales tax payable	146.1	137.8
Accrued salaries and benefits	78.0	187.3
Accrued refinery maintenance and support costs	58.4	60.2
Accrued utilities	51.4	71.0
Accrued capital expenditures	39.0	85.5
Accrued purchases - SBR	23.1	28.3
Environmental liabilities	13.4	16.6
Current finance lease liabilities	11.6	12.2
Accrued interest	9.8	32.4
Contingent consideration	—	21.6
Other	93.7	50.6
Total accrued expenses	$2,821.6	$3,020.0
_____________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of June 30, 2024, the Company had forward purchase commitments in excess of total accrued renewable energy and emissions obligations. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will next be settled in the fourth quarter of 2024.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
6.00% senior unsecured notes due 2028 (“2028 Senior Notes”)	$801.6	$801.6
7.875% senior unsecured notes due 2030 (“2030 Senior Notes”)	500.0	500.0
Revolving Credit Facility	—	—
	1,301.6	1,301.6
Unamortized discount	(3.0)	(3.2)
Unamortized deferred financing costs	(47.1)	(52.5)
Long-term debt	$1,251.5	$1,245.9
As of June 30, 2024, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
5. RELATED PARTY TRANSACTIONS
Transactions and agreements with SBR
The Company and its subsidiaries have entered into various agreements with SBR, in which it has a 50% equity investment, but does not control. In connection with the commencement of operations at SBR, the Company has provided limited financial performance guarantees to certain of SBR’s third-party suppliers for various commercial transactions, primarily for the purchase of feedstock inventory. Although the Company does not currently expect to perform under such guarantees, it is entitled to certain indemnification protections from Eni in the event that it is required to perform.
Commercial Agreements
PBF Holding Company LLC (“PBF Holding”) has entered into commercial agreements with SBR for the purchase and sale of RINs and Low Carbon Fuel Standard (“LCFS”) credits. The Agreement for the Sale and Purchase of Renewable Identification Numbers was initiated on June 1, 2023, and the Leadership for Energy Automated Processing Master Agreement for Purchasing and Selling of LCFS credits was initiated on August 1, 2023. Both agreements had initial terms of three months. Upon the expiration of the initial terms, both agreements have been, and may continue to be, automatically renewed for successive three-month periods unless earlier terminated by the Company or SBR via written notice at least two months in advance of expiration.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Agreements
In addition to the agreements described above, the Company entered into an omnibus agreement with SBR for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions (the “Omnibus Agreements”). Pursuant to the Omnibus Agreements, the Company charges SBR a fixed administrative fee and SBR reimburses the Company for the services utilized. Furthermore, the Company entered into a common asset use and servitude agreement (the “CAUSA”) with SBR, pursuant to which the Company provides Chalmette Refining LLC (“Chalmette Refining”) and SBR certain services with certain common use assets utilized. The cost of operations and maintenance for the common use assets is allocated between Chalmette Refining and SBR. Additionally, from time to time, the Company enters into short-term lease agreements for the use of marine vessels currently leased by SBR. Since these lease terms are less than one year, they are not recorded on the Company’s Consolidated Balance Sheet.
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Transactions under commercial agreements:
Sales	$8.2	$—	$13.2	$—
Purchases	(73.3)	—	(164.5)	—
Reimbursements under related party agreements:
Operating Agreement	31.5	—	66.8	—
Omnibus Agreements	1.1	—	2.2	—
CAUSA	1.5	—	3.5	—
Total lease expense under related party agreements	(1.7)	—	(1.7)	—
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $28.7 million and $23.1 million recorded within Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of June 30, 2024 ($22.1 million and $28.3 million, respectively, as of December 31, 2023).
6. COMMITMENTS AND CONTINGENCIES
In the ordinary conduct of the Company’s business, the Company is from time to time subject to lawsuits, investigations, and claims, including class action proceedings, mass tort actions, tort actions, environmental claims, and employee-related matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. For such ongoing matters for which the Company has not recorded a liability but losses are reasonably possible, the Company is unable to estimate a range of possible losses at this time due to various reasons that may include but are not limited to, matters being in an early stage and not fully developed through pleadings, discovery or court proceedings, number of potential claimants being unknown or uncertainty regarding a number of different factors underlying the potential claims. However, the ultimate resolution of one or more of these contingencies could result in an adverse outcome that may have a material effect on the Company’s financial position, results of operations or cash flows.

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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released, or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal and state authorities, including notices of violations (“NOVs”), citations, and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $110.6 million as of June 30, 2024 ($114.9 million as of December 31, 2023) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $154.1 million and $157.8 million at June 30, 2024 and December 31, 2023, respectively, of which $140.7 million and $141.2 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both June 30, 2024 and December 31, 2023. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBF Logistics LP (“PBFX”).
As of June 30, 2024, PBF Energy recognized a liability of $291.8 million related to the Tax Receivable Agreement obligation, of which $121.8 million was recorded as a current liability and represents the Company’s best estimate of payments to be made within a year. As of December 31, 2023 PBF Energy recognized a liability of $336.6 million, of which $43.0 million was recorded as a current liability and paid in January 2024 related to the 2022 tax year. These liabilities reflect the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with Financial Accounting Standard Board, Accounting Standard Codification (“ASC”) 740, Income Taxes. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 10 - Income Taxes” for more details.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters
On November 24, 2022, the Martinez refinery, owned and operated by Martinez Refinery Company LLC (“MRC”), experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. For the spent catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies, but it is reasonable to expect that penalties may be assessed; however, they are not currently estimable.
7. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both June 30, 2024 and December 31, 2023.
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
The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2023 and June 30, 2024 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2023	862,780	120,440,620	121,303,400
	0.7%	99.3%	100.0%
June 30, 2024	862,779	117,148,630	118,011,409
	0.7%	99.3%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy’s Class A common stock on a one-for-one basis.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the three and six months ended June 30, 2024, the Company recorded a noncontrolling interest in the earnings of these subsidiaries of less than $0.1 million, respectively. In the three and six months ended June 30, 2023, the Company recorded a noncontrolling interest in the earnings of these subsidiaries of less than $0.1 million and approximately $0.4 million, respectively.
Changes in Equity and Noncontrolling Interest
The following tables summarize the changes in equity for the controlling and noncontrolling interest of PBF Energy for the six months ended June 30, 2024 and 2023, respectively:

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2024	$6,488.3	$129.9	$13.1	$6,631.3
Comprehensive income	41.9	0.1	—	42.0
Dividends and distributions	(59.4)	(1.2)	—	(60.6)
Stock-based compensation expense	14.9	—	—	14.9
Transactions in connection with stock-based compensation plans	23.9	—	—	23.9
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.6	(0.6)	—	—
Treasury stock purchases	(245.1)	—	—	(245.1)
Balance at June 30, 2024	$6,265.1	$128.2	$13.1	$6,406.4

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2023	$4,929.2	$114.6	$12.2	$5,056.0
Comprehensive income	1,402.5	13.4	0.4	1,416.3
Dividends and distributions	(51.3)	(2.2)	—	(53.5)
Stock-based compensation expense	13.7	—	—	13.7
Transactions in connection with stock-based compensation plans	20.4	—	—	20.4
Treasury Stock Purchases	(269.7)	—	—	(269.7)
Other	0.1	—	—	0.1
Balance at June 30, 2023	$6,044.9	$125.8	$12.6	$6,183.3

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock
On December 12, 2022, the Board of Directors authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has a program expiration date of December 2025. During the three and six months ended June 30, 2024, the Company purchased 1,952,089 and 4,513,149 shares of PBF Energy’s Class A common stock under the Repurchase Program for $100.1 million and $225.1 million, respectively, inclusive of commissions paid, through open market transactions. During the three and six months ended June 30, 2023, the Company purchased 2,663,591 and 6,710,877 shares of PBF Energy’s Class A common stock under the Repurchase Program for $100.0 million and $267.6 million, respectively, inclusive of commissions paid, through open market transactions.
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
8. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the six months ended June 30, 2024, PBF LLC made aggregate non-tax distributions of $59.3 million, or $0.50 per unit to its members, of which $58.9 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $58.9 million to pay quarterly cash dividends of $0.25 per share of Class A common stock on March 14, 2024 and May 30, 2024.
9. REVENUES
As described in “Note 13 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,
(in millions)	2024	2023
Refining Segment:
Gasoline and distillates	$7,442.9	$8,142.1
Asphalt and blackoils	667.4	385.0
Feedstocks and other	375.9	349.8
Chemicals	152.7	174.2
Lubricants	87.7	97.3
Total Refining Revenue	8,726.6	9,148.4
Logistics Segment:
Logistics Revenue	98.5	94.0
Total revenue prior to eliminations	8,825.1	9,242.4
Elimination of intercompany revenue	(89.0)	(84.8)
Total Revenues	$8,736.1	$9,157.6

	Six Months Ended June 30,
(in millions)	2024	2023
Refining Segment:
Gasoline and distillates	$15,041.9	$16,374.7
Asphalt and blackoils	1,141.0	788.2
Feedstocks and other	683.8	767.6
Chemicals	319.7	314.4
Lubricants	176.6	189.0
Total Refining Revenue	17,363.0	18,433.9
Logistics Segment:
Logistics Revenue	194.6	192.5
Total revenue prior to eliminations	17,557.6	18,626.4
Elimination of intercompany revenue	(175.9)	(173.8)
Total Revenues	$17,381.7	$18,452.6
The majority of the Company’s revenues are generated from the sale of refined products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to the Company’s customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606, Revenue from Contracts with Customers.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $21.0 million and $64.1 million as of June 30, 2024 and December 31, 2023, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.3% as of both June 30, 2024 and December 31, 2023). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to federal income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and signed into law in the United States. The IRA is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits and incentives, and additional Internal Revenue Service funding. Based on the Company’s results over the past three fiscal years, the corporate alternative minimum tax would be applicable but is currently not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company does not expect the other tax provisions of the IRA to have a material impact on the Company’s Condensed Consolidated Financial Statements.
The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Current income tax (benefit) expense	$(29.4)	$78.7	$(6.9)	$162.8
Deferred income tax expense	4.1	269.2	9.3	311.6
Total income tax (benefit) expense	$(25.3)	$347.9	$2.4	$474.4
The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interest as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2024 was 28.0% and 5.5%, respectively. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2023 was 25.4% and 25.3%, respectively.
PBF Energy’s effective income tax rate for the three and six months ended June 30, 2024, including the impact of income (loss) attributable to noncontrolling interest of $(0.8) million and $0.1 million, respectively, was 27.7% and 5.5%. PBF Energy’s effective income tax rate for the three and six months ended June 30, 2023, including the impact of income attributable to noncontrolling interest of $10.0 million and $13.8 million, respectively, was 25.2% and 25.1%, respectively.
For the three months ended June 30, 2024, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes. For the six months ended June 30, 2024, PBF Energy’s effective tax rate differed from the United States statutory rate, inclusive of state income taxes, as a result of equity-based compensation activity and permanent book/tax differences related to the use of blender’s tax credits.
For the three and six months ended June 30, 2023, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes.
The Company has determined there are no material uncertain tax positions as of June 30, 2024. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2024 and December 31, 2023.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At June 30, 2024 and December 31, 2023, the Company had the obligation to return cash collateral posted against its derivative obligations of $22.3 million and $23.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of June 30, 2024
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$18.5	$—	$—	$18.5	N/A	$18.5
Commodity contracts	23.8	2.9	—	26.7	(26.7)	—
Liabilities:
Commodity contracts	31.5	2.1	—	33.6	(26.7)	6.9
Renewable energy credit and emissions obligations	—	428.9	—	428.9	—	428.9

	As of December 31, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$141.6	$—	$—	$141.6	N/A	$141.6
Commodity contracts	80.1	—	—	80.1	(46.9)	33.2
Liabilities:
Commodity contracts	46.9	—	—	46.9	(46.9)	—
Renewable energy credit and emissions obligations	—	429.8	—	429.8	—	429.8
Contingent consideration obligation	—	—	21.6	21.6	—	21.6

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
•The contingent consideration obligation at December 31, 2023 is categorized in Level 3 of the fair value hierarchy and was estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2024 and December 31, 2023, $19.3 million and $18.8 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the prior year change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$18.3	$123.4	$21.6	$150.5
Settlements	(18.8)	(78.2)	(18.8)	(83.6)
Unrealized loss (gain) included in earnings	0.5	(27.7)	(2.8)	(49.4)
Balance at end of period	$—	$17.5	$—	$17.5
There were no transfers between levels during the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$779.6	$801.6	$779.3
2030 Senior Notes (a)	500.0	511.9	500.0	514.8
	1,301.6	1,291.5	1,301.6	1,294.1
Unamortized discount	(3.0)	n/a	(3.2)	n/a
Less - Unamortized deferred financing costs	(47.1)	n/a	(52.5)	n/a
Long-term debt	$1,251.5	$1,291.5	$1,245.9	$1,294.1
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
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2024, there were 21,697,000 barrels of crude oil and 6,718,000 barrels of refined products (23,774,000 and 5,351,000, respectively, as of December 31, 2023), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of June 30, 2024 and December 31, 2023, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
June 30, 2024:
Commodity contracts	Accounts receivable	$(6.9)
December 31, 2023:
Commodity contracts	Accounts receivable	$33.2

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the three months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(12.7)
For the six months ended June 30, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the six months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(8.5)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2024:
Commodity contracts	Cost of products and other	$28.0
For the three months ended June 30, 2023:
Commodity contracts	Cost of products and other	$23.3
For the six months ended June 30, 2024:
Commodity contracts	Cost of products and other	$2.5
For the six months ended June 30, 2023:
Commodity contracts	Cost of products and other	$38.1

Hedged items designated in fair value hedges:
For the three months ended June 30, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the three months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$12.7
For the six months ended June 30, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the six months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.5
The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023.

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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2024 and June 30, 2023 are presented below.

	Three Months Ended June 30, 2024
(in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$8,726.6	$98.5	$—	$(89.0)	$8,736.1
Depreciation and amortization expense	145.7	9.1	3.3	—	158.1
Income (loss) from operations	(46.9)	51.0	(78.7)	—	(74.6)
Interest (income) expense, net	(2.7)	(0.4)	20.4	—	17.3
Capital expenditures	330.3	0.6	2.5	—	333.4

	Three Months Ended June 30, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,148.4	$94.0	$—	$(84.8)	$9,157.6
Depreciation and amortization expense	133.0	9.2	2.3	—	144.5
Income from operations (1)	455.6	51.9	881.7	—	1,389.2
Interest (income) expense, net	(6.9)	0.1	20.6	—	13.8
Capital expenditures (2)	362.1	2.4	2.5	—	367.0

	Six Months Ended June 30, 2024
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$17,363.0	$194.6	$—	$(175.9)	$17,381.7
Depreciation and amortization expense	278.0	18.2	6.5	—	302.7
Income (loss) from operations (1)	123.7	96.1	(149.3)	—	70.5
Interest (income) expense, net	(6.8)	(1.0)	35.6	—	27.8
Capital expenditures (2)	613.4	1.7	3.0	—	618.1

	Six Months Ended June 30, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$18,433.9	$192.5	$—	$(173.8)	$18,452.6
Depreciation and amortization expense	265.9	18.2	4.2	—	288.3
Income from operations (1)	981.3	101.6	838.7	—	1,921.6
Interest (income) expense, net	(11.0)	3.8	39.7	—	32.5
Capital expenditures (2)	741.3	5.1	3.7	—	750.1

	Balance at June 30, 2024
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$12,295.2	$789.3	$1,030.4	$(38.8)	$14,076.1

	Balance at December 31, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$12,590.6	$816.8	$1,024.1	$(43.7)	$14,387.8
___________________________________

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Income (loss) from operations within Corporate for the six months ended June 30, 2024 includes an $8.7 million reduction of the gain associated with the formation of the SBR equity method investment. Income from operations within Corporate for both the three and six months ended June 30, 2023 includes the $968.9 million gain on formation of the SBR equity method investment.
(2) For the six months ended June 30, 2024, the Company’s refining segment includes $5.6 million of capital expenditures related to the Renewable Diesel Facility. For the three and six months ended June 30, 2023, the Company’s refining segment included $107.4 million and $265.3 million, respectively, of capital expenditures related to the Renewable Diesel Facility.
(3) As of June 30, 2024 and December 31, 2023, Corporate assets include the Company’s Equity method investment in SBR of $867.3 million and $881.0 million, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2024	2023	2024	2023
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(65.2)	$1,020.4	$41.4	$1,402.5
Less: Income allocated to participating securities	—	—	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$(65.2)	$1,020.4	$41.4	$1,402.5
Denominator for basic net income (loss) per Class A common share - weighted average shares	117,043,158	125,288,452	118,965,510	127,028,449
Basic net income (loss) attributable to PBF Energy per Class A common share	$(0.56)	$8.14	$0.35	$11.04

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(65.2)	$1,020.4	$41.4	$1,402.5
Plus: Net income (loss) attributable to noncontrolling interest (1)	(0.8)	9.9	0.1	13.4
Less: Income tax expense (benefit) (1)	0.2	(2.6)	—	(3.5)
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(65.8)	$1,027.7	$41.5	$1,412.4

Denominator: (1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	117,043,158	125,288,452	118,965,510	127,028,449
Effect of dilutive securities: (2)
Conversion of PBF LLC Series A Units	862,780	910,457	862,780	910,457
Common stock equivalents	—	4,247,093	4,366,865	4,489,701
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	117,905,938	130,446,002	124,195,155	132,428,607
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$(0.56)	$7.88	$0.33	$10.67
___________________________________________

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.0% estimated annualized statutory corporate tax rate for both the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023), attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 5,306,955 PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended June 30, 2024 (zero shares for the six months ended June 30, 2024). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 1,057,673 and 1,130,197 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2023. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
15. SUBSEQUENT EVENTS
Dividend Declared
On August 1, 2024, PBF Energy announced a dividend of $0.25 per share on outstanding PBF Energy Class A common stock. The dividend is payable on August 29, 2024 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2024.

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
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in bpd) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	8.8 (3)	155,000 (3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
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

As of June 30, 2024, PBF Energy owned 117,169,861 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 862,779 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in us (99.3% and 0.7% as of December 31, 2023, respectively).
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
Inventory Intermediation Agreement
Prior to 2023, PBF Holding and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining LLC (“Chalmette Refining”) (collectively, the “PBF Entities”), entered into the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchased and held title to certain crude oil, intermediates, and finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into the storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products were sold back to us as the J. Aron Products were discharged out of the Storage Tanks.
On June 28, 2023, the PBF Entities entered into a second amendment to the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023.

Transactions with SBR
We and our subsidiaries have entered into various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for transactions with SBR.
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
Share Repurchase Program
On December 12, 2022, the Board of Directors authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has a program expiration date of December 2025. During the three and six months ended June 30, 2024, we purchased 1,952,089 and 4,513,149 shares of PBF Energy’s Class A common stock under the Repurchase Program for $100.1 million and $225.1 million, respectively, inclusive of commissions paid, through open market transactions. During the three and six months ended June 30, 2023, the Company purchased 2,663,591 and 6,710,877 shares of PBF Energy’s Class A common stock under the Repurchase Program for $100.0 million and $267.6 million, respectively, inclusive of commissions paid, through open market transactions. Please see “Note 7 - Equity” of our Notes to Consolidated Financial Statements, for additional information.
Tax Receivable Agreement
As of both June 30, 2024 and December 31, 2023, PBF Energy recognized a liability for the Tax Receivable Agreement of $291.8 million and $336.6 million, respectively, reflecting the estimate of the undiscounted amounts that we expected to pay under the agreement. As of June 30, 2024, $121.8 million of the Tax Receivable Agreement obligation was recorded as a current liability and represents our best estimate of payments to be made within a year. As of December 31, 2023, $43.0 million of the Tax Receivable Agreement obligation was recorded as a current liability and represented the amount paid in January 2024 related to the 2022 tax year. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and six months ended June 30, 2024 and 2023 (amounts in millions, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy that operates certain logistics assets such as crude oil and refined products terminals, pipelines, and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,736.1	$9,157.6	$17,381.7	$18,452.6
Cost and expenses:
Cost of products and other	7,962.4	7,908.0	15,560.3	15,703.3
Operating expenses (excluding depreciation and amortization expense as reflected below)	612.6	597.0	1,300.7	1,378.4
Depreciation and amortization expense	154.8	142.2	296.2	284.1
Cost of sales	8,729.8	8,647.2	17,157.2	17,365.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	65.0	104.2	128.2	164.2
Depreciation and amortization expense	3.3	2.3	6.5	4.2
Change in fair value of contingent consideration, net	—	(16.6)	(3.3)	(32.9)
Equity loss in investee	12.4	—	13.2	—
(Gain) loss on formation of SBR equity method investment	—	(968.9)	8.7	(968.9)
Loss (gain) on sale of assets	0.2	0.2	0.7	(1.4)
Total cost and expenses	8,810.7	7,768.4	17,311.2	16,531.0
Income (loss) from operations	(74.6)	1,389.2	70.5	1,921.6
Other income (expense):
Interest expense (net of interest income of $14.3 million, $14.0 million, $32.1 million and $31.2 million, respectively)	(17.3)	(13.8)	(27.8)	(32.5)
Change in fair value of catalyst obligations	—	0.5	—	1.2
Other non-service components of net periodic benefit cost	0.6	0.1	1.2	0.4
Other expense	—	2.3	—	—
Income (loss) before income taxes	(91.3)	1,378.3	43.9	1,890.7
Income tax (benefit) expense	(25.3)	347.9	2.4	474.4
Net income (loss)	(66.0)	1,030.4	41.5	1,416.3
Less: net income (loss) attributable to noncontrolling interest	(0.8)	10.0	0.1	13.8
Net income (loss) attributable to PBF Energy Inc. stockholders	$(65.2)	$1,020.4	$41.4	$1,402.5
Consolidated gross margin	$6.3	$510.4	$224.5	$1,086.8
Gross refining margin (1)	$681.1	$1,160.2	$1,639.4	$2,566.0
Net income (loss) available to Class A common stock per share:
Basic	$(0.56)	$8.14	$0.35	$11.04
Diluted	$(0.56)	$7.88	$0.33	$10.67
_________________________________
(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Key Operating Information
Production (bpd in thousands)	926.7	945.7	918.0	902.3
Crude oil and feedstocks throughput (bpd in thousands)	921.3	935.8	909.5	893.7
Total crude oil and feedstocks throughput (millions of barrels)	83.8	85.2	165.5	161.8
Consolidated gross margin per barrel of throughput	$0.08	$6.00	$1.36	$6.72
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.12	$13.62	$9.91	$15.86
Refining operating expense, per barrel of throughput	$6.94	$6.71	$7.47	$8.16

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	27%	29%	27%
Medium	34%	35%	39%	34%
Light	18%	21%	17%	21%
Other feedstocks and blends	14%	17%	15%	18%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	46%	48%	47%	48%
Distillates and distillate blendstocks	33%	33%	33%	33%
Lubes	1%	1%	1%	1%
Chemicals	1%	1%	1%	1%
Other	20%	18%	19%	18%
Total yield	101%	101%	101%	101%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars per barrel, except as noted)
Dated Brent crude oil	$85.02	$78.21	$84.09	$79.65
West Texas Intermediate (WTI) crude oil	$80.82	$73.56	$78.95	$74.76
Light Louisiana Sweet (LLS) crude oil	$83.65	$75.62	$81.72	$77.26
Alaska North Slope (ANS) crude oil	$86.42	$78.26	$83.91	$78.64
Crack Spreads
Dated Brent (NYH) 2-1-1	$21.46	$28.66	$21.26	$30.09
WTI (Chicago) 4-3-1	$19.48	$27.82	$18.33	$28.44
LLS (Gulf Coast) 2-1-1	$18.48	$26.41	$21.42	$30.26
ANS (West Coast-LA) 4-3-1	$27.44	$33.73	$28.21	$36.08
ANS (West Coast-SF) 3-2-1	$29.92	$33.56	$28.94	$36.36
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.21	$4.65	$5.15	$4.89
Dated Brent less Maya (heavy, sour)	$12.14	$14.70	$12.53	$16.58
Dated Brent less WTS (sour)	$4.10	$4.76	$4.93	$5.18
Dated Brent less ASCI (sour)	$3.88	$5.17	$5.08	$6.28
WTI less WCS (heavy, sour)	$13.60	$13.49	$15.58	$16.42
WTI less Bakken (light, sweet)	$0.86	$(1.74)	$1.77	$(2.32)
WTI less Syncrude (light, sweet)	$(1.45)	$(2.88)	$1.17	$(2.99)
WTI less LLS (light, sweet)	$(2.84)	$(2.05)	$(2.77)	$(2.50)
WTI less ANS (light, sweet)	$(5.60)	$(4.70)	$(4.97)	$(3.87)
Effective RIN basket price	$3.38	$7.68	$3.53	$7.93
Natural gas (dollars per MMBTU)	$2.32	$2.33	$2.21	$2.54
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Overview— PBF Energy net loss was $66.0 million for the three months ended June 30, 2024 compared to net income of $1,030.4 million for the three months ended June 30, 2023. Net loss attributable to PBF Energy stockholders was $65.2 million, or $(0.56) per diluted share, for the three months ended June 30, 2024, ($(0.56) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(0.54) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy of $1,020.4 million, or $7.88 per diluted share, for the three months ended June 30, 2023 ($7.88 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $2.29 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income (loss) attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the three months ended June 30, 2024 and June 30, 2023.

Our results for the three months ended June 30, 2024 were negatively impacted by a special item consisting of our share of the change to the SBR lower of cost or market (“LCM”) inventory reserve of $2.1 million, or $1.6 million net of tax. Our results for the three months ended June 30, 2023 were positively impacted by special items consisting of a change in fair value of our earn-out obligation associated with the acquisition of the Martinez refinery and logistics assets (the “Martinez Contingent Consideration”) of $16.6 million, or $12.3 million net of tax, and a gain associated with the formation of the SBR equity method investment of $968.9 million, or $717.0 million net of tax.
Excluding the impact of these special items, when comparing our results to the three months ended June 30, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold, as well as significant maintenance experienced at certain of our refineries. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2023. During the same period in 2023, despite heavy turnaround activity at our refineries, the stronger cracks resulted in overall higher margins.
Revenues— Revenues totaled $8.7 billion for the three months ended June 30, 2024 compared to $9.2 billion for the three months ended June 30, 2023, a decrease of approximately $0.5 billion, or 5.4%. Revenues per barrel were $96.56 and $95.65 for the three months ended June 30, 2024 and 2023, respectively, an increase of 1.0% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 319,700 bpd, 139,800 bpd, 165,100 bpd and 296,700 bpd, respectively. For the three months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 304,100 bpd, 158,500 bpd, 169,300 bpd and 303,900 bpd, respectively. For the three months ended June 30, 2024, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 352,000 bpd, 147,800 bpd, 152,400 bpd and 342,000 bpd, respectively. For the three months ended June 30, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 348,300 bpd, 162,900 bpd, 178,100 bpd and 362,800 bpd, respectively.
Overall average throughput rates at our refineries were lower in the three months ended June 30, 2024 due to increased maintenance activity when compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $6.3 million for the three months ended June 30, 2024 compared to $510.4 million for the three months ended June 30, 2023, a decrease of approximately $504.1 million. Gross refining margin totaled $681.1 million, or $8.12 per barrel of throughput for the three months ended June 30, 2024 compared to $1,160.2 million, or $13.62 per barrel of throughput for the three months ended June 30, 2023, a decrease of approximately $479.1 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold at the majority of our refineries, coupled with significant maintenance activity. During both the three months ended June 30, 2024 and June 30, 2023, our refining margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $116.0 million for the three months ended June 30, 2024 compared to $289.1 million for the three months ended June 30, 2023.
Average industry margins were unfavorable during the three months ended June 30, 2024 compared to the same period in 2023, primarily due to decreased refining margins as a result of unfavorable supply and demand dynamics that impacted crack spreads.

Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $21.46 per barrel, or 25.1% lower, in the three months ended June 30, 2024, as compared to $28.66 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential, which increased by $2.60 per barrel, partially offset by weakened Dated Brent/Maya differential, which decreased by $2.56 per barrel in comparison to the same period in 2023. The WTI/WCS differential increased to $13.60 per barrel in the three months ended June 30, 2024 compared to $13.49 in the same period in 2023, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $19.48 per barrel, or 30.0% lower, in the three months ended June 30, 2024 as compared to $27.82 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthening WTI/Bakken and WTI/Syncrude differential differentials, which increased by $2.60 and $1.43 per barrel, respectively, in comparison to the same period in 2023.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $18.48 per barrel, or 30.0% lower, in the three months ended June 30, 2024 as compared to $26.41 per barrel in the same period in 2023. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.84 per barrel for the three months ended June 30, 2024 as compared to a premium of $2.05 per barrel in the same period of 2023.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $27.44 per barrel, or 18.6% lower, in the three months ended June 30, 2024 as compared to $33.73 per barrel in the same period in 2023. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $29.92 per barrel, or 10.8% lower, in the three months ended June 30, 2024 as compared to $33.56 per barrel in the same period in 2023. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $5.60 per barrel for the three months ended June 30, 2024 as compared to a premium of $4.70 per barrel in the same period of 2023.
Operating expenses— Operating expenses totaled $612.6 million for the three months ended June 30, 2024 compared to $597.0 million for the three months ended June 30, 2023, an increase of $15.6 million, or 2.6%. Of the total $612.6 million of operating expenses for the three months ended June 30, 2024, $581.9 million, or $6.94 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $30.7 million related to expenses incurred by the Logistics segment ($571.4 million, or $6.71 per barrel, and $25.6 million of operating expenses for the three months ended June 30, 2023 related to the Refining and Logistics segments, respectively). The increase in operating expenses when compared to the same period in 2023 was mainly attributable to higher maintenance costs and outside service costs across our refineries, partially offset by lower energy costs due to a decrease in natural gas consumption.
General and administrative expenses— General and administrative expenses totaled $65.0 million for the three months ended June 30, 2024 compared to $104.2 million for the three months ended June 30, 2023, a decrease of approximately $39.2 million or 37.6%. The decrease in general and administrative expenses for the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023 is primarily related to lower employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
(Gain) loss on formation of SBR equity method investment— There was a gain of $968.9 million for the three months ended June 30, 2023, resulting from the difference between the carrying value and the fair value of the assets associated with the contributed SBR business. There was no such gain for the three months ended June 30, 2024.

Equity loss in investee— There was a loss of $12.4 million for the three months ended June 30, 2024 related to our equity share of our investment in SBR. There was no such loss for the three months ended June 30, 2023.
Loss (gain) on sale of assets— There was a loss of $0.2 million for both the three months ended June 30, 2024 and June 30, 2023, related primarily to the sale of non-operating refinery assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $158.1 million for the three months ended June 30, 2024 (including $154.8 million recorded within Cost of sales) compared to $144.5 million for the three months ended June 30, 2023 (including $142.2 million recorded within Cost of sales), an increase of $13.6 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2023.
Change in fair value of contingent consideration— Change in fair value of contingent consideration represented a gain of $16.6 million for the three months ended June 30, 2023 and related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the three months ended June 30, 2024.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $0.5 million for the three months ended June 30, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During September 2023, we settled our remaining outstanding precious metal financing arrangement.
Interest expense, net— Interest expense, net totaled $17.3 million for the three months ended June 30, 2024 compared to $13.8 million for the three months ended June 30, 2023, an increase of approximately $3.5 million. For the three months ended June 30, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax (benefit) expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining L.L.C (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”) are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes, on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3%, on a weighted-average basis for both the three months ended June 30, 2024 and June 30, 2023. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended June 30, 2024 and June 30, 2023 was 28.0% and 25.4%, respectively.

Noncontrolling interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the three months ended June 30, 2024 and June 30, 2023 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Overview— PBF Energy net income was $41.5 million for the six months ended June 30, 2024 compared to net income of $1,416.3 million for the six months ended June 30, 2023. Net income attributable to PBF Energy stockholders was $41.4 million, or $0.33 per diluted share, for the six months ended June 30, 2024 ($0.33 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.34 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), compared to net income attributable to PBF Energy of $1,402.5 million, or $10.67 per diluted share, for the six months ended June 30, 2023 ($10.67 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $5.06 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income, less applicable income tax expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the six months ended June 30, 2024 and June 30, 2023.
Our results for the six months ended June 30, 2024 were negatively impacted by special items consisting of our share of the change to the SBR LCM inventory reserve of $4.5 million, or $3.3 million net of tax and a change in fair value of the Martinez Contingent Consideration of $3.3 million, or $2.4 million net of tax, partially offset by a decrease to our gain on the formation of the SBR equity method investment of $8.7 million, or $6.4 million net of tax. Our results for the six months ended June 30, 2023 were positively impacted by special items consisting of a change in fair value of the Martinez Contingent Consideration of $32.9 million, or $24.3 million net of tax, a gain on the formation of the SBR equity method investment of $968.9 million, or $717.0 million net of tax, and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million, or $1.3 million net of tax.
Excluding the impact of these special items, when comparing our results to the six months ended June 30, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold, as well as significant maintenance at our East Coast, Mid-Continent and West Coast refineries. In addition, the planned and unplanned maintenance experienced at our West Coast refineries during the fourth quarter of 2023 extended into the first half of 2024. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2023. During the same period in 2023, despite heavy turnaround activity at our refineries, the stronger cracks resulted in overall higher margins.

Revenues— Revenues totaled $17.4 billion for the six months ended June 30, 2024 compared to $18.5 billion for the six months ended June 30, 2023, a decrease of approximately $1.1 billion, or 5.9%. Revenues per barrel were $95.26 and $98.73 for the six months ended June 30, 2024 and 2023, respectively, a decrease of 3.5% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 316,200 bpd, 126,100 bpd, 168,000 bpd and 299,200 bpd, respectively. For the six months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,200 bpd, 126,000 bpd, 169,200 bpd and 283,300 bpd, respectively. For the six months ended June 30, 2024, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 360,000 bpd, 136,700 bpd, 160,700 bpd and 345,200 bpd, respectively. For the six months ended June 30, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 365,000 bpd, 139,400 bpd, 178,250 bpd and 349,800 bpd, respectively.
Overall average throughput rates at our refineries were lower in the six months ended June 30, 2024 due to increased maintenance activity when compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $224.5 million for the six months ended June 30, 2024, compared to $1,086.8 million for the six months ended June 30, 2023, a decrease of approximately $862.3 million. Gross refining margin totaled $1,639.4 million, or $9.91 per barrel of throughput for the six months ended June 30, 2024 compared to $2,566.0 million, or $15.86 per barrel of throughput for the six months ended June 30, 2023, a decrease of approximately $926.6 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in the crack spreads and crude oil differentials and lower throughput volumes and barrels sold at the majority of our refineries, coupled with significant maintenance activity. During both the six months ended June 30, 2024 and June 30, 2023, our refining margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $245.7 million for the six months ended June 30, 2024 compared to $470.2 million for the six months ended June 30, 2023.
Average industry margins were unfavorable during the six months ended June 30, 2024 compared to the same period in 2023, primarily due to decreased refining margins as a result of unfavorable supply and demand dynamics that impacted crack spreads.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $21.26 per barrel, or 29.3% lower, in the six months ended June 30, 2024, as compared to $30.09 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential which increased by $4.09 per barrel, partially offset by weakened Dated Brent/Maya differential, which decreased by $4.05 per barrel, in comparison to the same period in 2023. The WTI/WCS differential decreased to $15.58 per barrel in the six months ended June 30, 2024 compared to $16.42 in the same period in 2023, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $18.33 per barrel, or 35.5% lower, in the six months ended June 30, 2024 as compared to $28.44 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthening WTI/Bakken and WTI/Syncrude differentials, which increased by $4.09 and $4.16 per barrel, respectively, in comparison to the same period in 2023.

On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $21.42 per barrel, or 29.2% lower, in the six months ended June 30, 2024 as compared to $30.26 per barrel in the same period in 2023. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.77 per barrel for the six months ended June 30, 2024 as compared to a premium of $2.50 per barrel in the same period of 2023.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $28.21 per barrel, or 21.8% lower, in the six months ended June 30, 2024 as compared to $36.08 per barrel in the same period in 2023. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $28.94 per barrel, or 20.4% lower, in the six months ended June 30, 2024 as compared to $36.36 per barrel in the same period in 2023. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $4.97 per barrel for the six months ended June 30, 2024 as compared to a premium of $3.87 per barrel in the same period of 2023.
Operating expenses— Operating expenses totaled $1,300.7 million for the six months ended June 30, 2024 compared to $1,378.4 million for the six months ended June 30, 2023, a decrease of approximately $77.7 million, or 5.6%. Of the total $1,300.7 million in operating expenses, $1,236.6 million or $7.47 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $64.1 million related to expenses incurred by the Logistics segment ($1,320.4 million or $8.16 per barrel of throughput, and $58.0 million of operating expenses for the six months ended June 30, 2023 related to the Refining and Logistics segments, respectively). The decrease in operating expenses in comparison to the same period in 2023 was mainly attributable to lower maintenance costs and lower energy costs due to a decrease in natural gas prices, partially offset by higher outside service costs.
General and administrative expenses— General and administrative expenses totaled $128.2 million for the six months ended June 30, 2024 compared to $164.2 million for the six months ended June 30, 2023, a decrease of approximately $36.0 million or 21.9%. The decrease in general and administrative expenses in comparison to the same period in 2023 was due to lower employee-related expenses, including incentive compensation. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
(Gain) loss on formation of SBR equity method investment— There was a loss of $8.7 million for the six months ended June 30, 2024, associated with a reduction of our gain on formation of the SBR equity method investment. There was a gain of $968.9 million for the six months ended June 30, 2023, resulting from the difference between the carrying value and fair value of the assets associated with the contributed SBR business.
Equity loss in investee— There was a loss of $13.2 million for the six months ended June 30, 2024 related to our equity share of our investment in SBR. There was no such loss for the six months ended June 30, 2023.
Loss (gain) on sale of assets— There was a net loss of $0.7 million for the six months ended June 30, 2024 related primarily to the sale of non-operating refinery assets. There was a net gain of $1.4 million for the six months ended June 30, 2023 related primarily to the sale of a parcel of land at our Torrance refinery.
Depreciation and amortization expense— Depreciation and amortization expense totaled $302.7 million for the six months ended June 30, 2024 (including $296.2 million recorded within Cost of sales) compared to $288.3 million for the six months ended June 30, 2023 (including $284.1 million recorded within Cost of sales), an increase of approximately $14.4 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2023.
Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million and $32.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively. These gains were related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.

Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $1.2 million for the six months ended June 30, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During September 2023, we settled our remaining outstanding precious metal financing arrangement.
Interest expense, net— Interest expense, net totaled $27.8 million for the six months ended June 30, 2024 compared to $32.5 million for the six months ended June 30, 2023, a decrease of approximately $4.7 million. The net decrease is mainly attributable to the redemption of the PBFX 6.875% senior notes due 2023 (the “PBFX 2023 Senior Notes”) during the first quarter of 2023, the redemption of the 2025 Senior Notes in the third quarter of 2023, and the offering of our 2030 Senior Notes during the third quarter of 2023 at a reduced principal amount. Additionally, the early termination of the Third Inventory Intermediation Agreement in 2023 further reduced our interest expense. For the six months ended June 30, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax (benefit) expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Ltd., are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes, on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% on a weighted-average basis for both the six months ended June 30, 2024 and June 30, 2023. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the six months ended June 30, 2024 and June 30, 2023 was 5.5% and 25.3%, respectively.
Noncontrolling interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the six months ended June 30, 2024 and June 30, 2023 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to our share of the SBR LCM inventory adjustment, net changes in fair value of contingent consideration, gains on land sales, and (gain) loss on the formation of the SBR equity method investment. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and six months ended June 30, 2024 and 2023 (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to PBF Energy Inc. stockholders	$(65.2)	$1,020.4	$41.4	$1,402.5
Less: Income allocated to participating securities	—	—	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	(65.2)	1,020.4	41.4	1,402.5
Add: Net income (loss) attributable to noncontrolling interest (1)	(0.8)	9.9	0.1	13.4
Less: Income tax benefit (expense) (2)	0.2	(2.6)	—	(3.5)
Adjusted fully-converted net income (loss)	$(65.8)	$1,027.7	$41.5	$1,412.4
Special Items: (3)
Add: LCM inventory adjustment - SBR	2.1	—	(4.5)	—
Add: Change in fair value of contingent consideration, net	—	(16.6)	(3.3)	(32.9)
Add: Gain on land sales	—	—	—	(1.7)
Add: (Gain) loss on formation of SBR equity method investment	—	(968.9)	8.7	(968.9)
Add: Recomputed income tax on special items	(0.5)	256.1	(0.2)	260.9
Adjusted fully-converted net income (loss) excluding special items	$(64.2)	$298.3	$42.2	$669.8
Weighted-average shares outstanding of PBF Energy Inc.	117,043,158	125,288,452	118,965,510	127,028,449
Conversion of PBF LLC Series A Units (4)	862,780	910,457	862,780	910,457
Common stock equivalents (5)	—	4,247,093	4,366,865	4,489,701
Fully-converted shares outstanding-diluted	117,905,938	130,446,002	124,195,155	132,428,607
Diluted net income (loss) per share	$(0.56)	$7.88	$0.33	$10.67
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(0.56)	$7.88	$0.33	$10.67
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(0.54)	$2.29	$0.34	$5.06
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2024		2023
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$8,736.1	$104.21	$9,157.6	$107.54
Less: Cost of sales	8,729.8	104.13	8,647.2	101.54
Consolidated gross margin	$6.3	$0.08	$510.4	$6.00
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$6.3	$0.08	$510.4	$6.00
Add: Logistics operating expense	35.1	0.41	30.2	0.34
Add: Logistics depreciation expense	9.1	0.11	9.2	0.11
Less: Logistics gross margin	(97.1)	(1.16)	(94.0)	(1.10)
Add: Refining operating expense	581.9	6.94	571.4	6.71
Add: Refining depreciation expense	145.8	1.74	133.0	1.56
Gross refining margin	$681.1	$8.12	$1,160.2	$13.62
Gross refining margin excluding special items	$681.1	$8.12	$1,160.2	$13.62

	Six Months Ended June 30,
	2024		2023
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$17,381.7	$105.02	$18,452.6	$114.07
Less: Cost of sales	17,157.2	103.66	17,365.8	107.35
Consolidated gross margin	$224.5	$1.36	$1,086.8	$6.72
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$224.5	$1.36	$1,086.8	$6.72
Add: Logistics operating expense	72.8	0.44	67.2	0.42
Add: Logistics depreciation expense	18.2	0.11	18.2	0.11
Less: Logistics gross margin	(190.8)	(1.15)	(192.5)	(1.19)
Add: Refining operating expense	1,236.6	7.47	1,320.4	8.16
Add: Refining depreciation expense	278.1	1.68	265.9	1.64
Gross refining margin	$1,639.4	$9.91	$2,566.0	$15.86
Gross refining margin excluding special items	$1,639.4	$9.91	$2,566.0	$15.86
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, our share of the SBR LCM inventory adjustment, net change in the fair value of contingent consideration, gains on land sales, (gain) loss on the formation of the SBR equity method investment and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Net income (loss)	$(66.0)	$1,030.4	$41.5	$1,416.3
Add: Depreciation and amortization expense	158.1	144.5	302.7	288.3
Add: Interest expense, net	17.3	13.8	27.8	32.5
Add: Income tax (benefit) expense	(25.3)	347.9	2.4	474.4
EBITDA	$84.1	$1,536.6	$374.4	$2,211.5
Special Items (3)
Add: LCM inventory adjustment - SBR	2.1	—	(4.5)	—
Add: Change in fair value of contingent consideration, net	—	(16.6)	(3.3)	(32.9)
Add: Gain on land sales	—	—	—	(1.7)
Add: (Gain) loss on formation of SBR equity method investment	—	(968.9)	8.7	(968.9)
EBITDA excluding special items	$86.2	$551.1	$375.3	$1,208.0

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$84.1	$1,536.6	$374.4	$2,211.5
Add: Stock-based compensation	8.6	9.7	21.0	18.9
Add: Change in fair value of catalyst obligations	—	(0.5)	—	(1.2)
Add: LCM inventory adjustment - SBR (3)	2.1	—	(4.5)	—
Add: Change in fair value of contingent consideration, net (3)	—	(16.6)	(3.3)	(32.9)
Add: Gain on land sales (3)	—	—	—	(1.7)
Add: (Gain) loss on formation of SBR equity method investment (3)	—	(968.9)	8.7	(968.9)
Adjusted EBITDA	$94.8	$560.3	$396.3	$1,225.7
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

	June 30,	December 31,
	2024	2023
Balance Sheet Data:
Cash and cash equivalents	$1,367.2	$1,783.5
Inventories	2,864.2	3,183.1
Total assets	14,076.1	14,387.8
Total debt	1,251.5	1,245.9
Net debt	(115.7)	(537.6)
Total equity	6,406.4	6,631.3
Total equity excluding special items (6)	5,333.2	5,557.4
Total capitalization	$7,657.9	$7,877.2

Total debt to capitalization ratio	16%	16%
Total debt to capitalization ratio, excluding special items (6)	19%	18%
Net debt to capitalization ratio*	(2)%	(9)%
Net debt to capitalization ratio, excluding special items* (6)	(2)%	(11)%

* Negative ratio exists as of June 30, 2024 and December 31, 2023 as cash is in excess of debt.
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
(2)    Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.0% for both the 2024 and 2023 periods, applied to net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
(3)    Special items:
SBR LCM inventory adjustment - The LCM adjustment is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. During the three and six months ended June 30, 2024, SBR recorded adjustments to value its inventory to the LCM which decreased its income from operations by $4.1 million and increased its income from operations by $9.1 million, respectively. Our Equity loss in investee includes our 50% share of these adjustments. During the three and six months ended June 30, 2024, these LCM adjustments decreased our income from operations by $2.1 million and increased our income from operations by $4.5 million, respectively ($1.6 million and $3.3 million, respectively, net of tax). There were no such adjustments in any other periods presented.
Change in fair value of contingent consideration, net - During the six months ended June 30, 2024, we recorded a net change in fair value of the Martinez Contingent Consideration which increased income from operations by $3.3 million, or $2.4 million, net of tax. During the three and six months ended June 30, 2023, we recorded a change in fair value of the Martinez Contingent Consideration, which increased income from operations by $16.6 million and $32.9 million, respectively ($12.3 million and $24.3 million, respectively, net of tax). There was no such change in the three months ended June 30, 2024.
(Gain) loss on formation of SBR equity method investment - During the six months ended June 30, 2024, we recorded a reduction of our gain associated with the formation of the SBR equity method investment, which decreased income from operations and net income by $8.7 million and $6.4 million, respectively. During both the three and six months ended June 30, 2023, we recorded a gain resulting from the difference between the carrying value and the fair value of the assets associated with the contributed SBR business, which increased income from operations and net income by $968.9 million and $717.0 million, respectively. There was no such (gain) loss during the three months ended June 30, 2024.
Gain on land sales - During the six months ended June 30, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $1.7 million and $1.3 million, respectively. There were no such gains in any other periods presented.
Recomputed income tax on special items - The income tax impact on these special items is calculated using the tax rates shown in (2) above.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and six months ended June 30, 2024 and 2023, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 5,306,955 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three months ended June 30, 2024 (zero shares for the six months ended June 30, 2024). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 1,057,673 and 1,130,197 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the three and six months ended June 30, 2023, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
(6)    Total Equity excluding special items is calculated in the table below:

	June 30,	December 31,
	2024	2023
	(in millions)
Total equity	$6,406.4	$6,631.3
Special Items (Note 3)
Add: LCM inventory adjustment - SBR	34.2	38.7
Add: Change in fair value of contingent consideration, net	(62.1)	(58.8)
Add: Gain on land sales	(89.5)	(89.5)
Add: Gain on formation of SBR equity method investment	(916.4)	(925.1)
Add: Cumulative historical equity adjustments (a)	(404.4)	(404.4)
Less: Recomputed income tax on special items	365.0	365.2
Net impact of special items	(1,073.2)	(1,073.9)
Total equity excluding special items	$5,333.2	$5,557.4
——————————
(a) Refer to the Company’s 2023 Annual Report on Form 10-K (“Notes to Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a listing of special items included in cumulative historical equity adjustments prior to 2024.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service requirements, share repurchases under our share repurchase program, as well as PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of June 30, 2024, we are in compliance with all covenants, including financial covenants, in all our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $441.1 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $505.7 million for the six months ended June 30, 2023. Our operating cash flows for the six months ended June 30, 2024 include our net income of $41.5 million, depreciation and amortization of $310.5 million, pension and other post-retirement benefits costs of $26.0 million, stock-based compensation of $21.0 million, loss from equity method investment of $13.2 million, deferred income taxes of $9.3 million, a loss on formation of the SBR equity method investment of $8.7 million, and a loss on sale of assets of $0.7 million, partially offset by a net change in the fair value of the Martinez Contingent Consideration of $3.3 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $13.5 million primarily driven by the timing of inventory purchases and payments to settle accounts payable. Our operating cash flows for the six months ended June 30, 2023 included our net income of $1,416.3 million, deferred income taxes of $311.6 million, depreciation and amortization of $299.7 million, pension and other post-retirement benefits costs of $23.9 million, stock-based compensation of $18.9 million, and net non-cash charges related to changes in fair value of our inventory repurchase obligations of $8.5 million, partially offset by a gain on formation of the SBR equity method investment of $968.9 million, net change in fair value of the Martinez Contingent Consideration of $32.9 million, gain on sale of assets of $1.4 million, and a change in the fair value of our catalyst obligations of $1.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $568.8 million, driven by the timing of inventory purchases, and payments for accrued expenses and accounts payable. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation.
Cash Flows from Investing Activities
Net cash used in investing activities was $617.6 million for the six months ended June 30, 2024 compared to net cash used in investing activities of $314.7 million for the six months ended June 30, 2023. The net cash flows used in investing activities for the six months ended June 30, 2024 was comprised of cash outflows of expenditures for refinery turnarounds of $400.2 million, capital expenditures totaling $193.1 million, and expenditures for other assets of $24.8 million, partially offset by a return of capital from our equity method investee of $0.5 million. The net cash used in investing activities for the six months ended June 30, 2023 was comprised of cash outflows of capital expenditures totaling $447.1 million, expenditures for refinery turnarounds of $268.0 million, and expenditures for other assets of $35.0 million, partially offset by return of capital from our equity method investee of $431.0 million and proceeds from the sale of assets of $4.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $239.8 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $877.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, net cash used in financing activities consisted of share repurchases of PBF Energy’s Class A Common stock of $225.1 million, dividends and distributions of $60.0 million, payments on finance leases of $6.1 million, and deferred financing costs and other of $0.1 million, partially offset by proceeds from insurance premium financing of $46.1 million and transactions made in connection with stock-based compensation plans of $5.4 million. For the six months ended June 30, 2023, net cash used in financing activities consisted of the redemption of the PBFX 2023 Senior Notes of $525.0 million, share repurchases of PBF Energy’s Class A Common stock of $267.6 million, payments related to the Martinez Contingent Consideration of $80.1 million, dividends and distributions of $53.1 million, payments on finance leases of $5.8 million, and deferred financing costs and other of $1.5 million, partially offset by proceeds from insurance premium financing of $35.0 million and transactions made in connection with stock-based compensation plans of $20.4 million.

Liquidity
As of June 30, 2024, our operational liquidity was more than $4.1 billion (more than $4.6 billion as of December 31, 2023), which consists of $1.3 billion of cash, and more than $2.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of June 30, 2024, outstanding letters of credit totaled approximately $62.5 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
Share Repurchases
Our Repurchase Program currently allows for repurchases up to $1.75 billion and has a program expiration date of December 2025. To date, we have purchased approximately 21,072,777 shares of PBF Energy's Class A common stock under the Repurchase Program for $914.0 million, inclusive of commissions paid, through open market transactions. We may make additional share repurchases in the future, but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
Our working capital at June 30, 2024 was $1,791.5 million, consisting of $6,047.0 million in total current assets and $4,255.5 million in total current liabilities. Our working capital at December 31, 2023 was $2,379.3 million, consisting of $6,596.6 million in total current assets and $4,217.3 million in total current liabilities.
Capital Spending
Capital spending was $618.1 million for the six months ended June 30, 2024 and was primarily comprised of annual maintenance and turnaround costs at our East Coast, Mid-Continent, and West Coast refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. We currently expect to spend an aggregate of approximately $850.0 million during full-year 2024 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
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

Tax Receivable Agreement Obligation
PBF Energy has recognized, as of June 30, 2024 and December 31, 2023, a liability for the Tax Receivable Agreement of $291.8 million and $336.6 million, respectively, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of any deferred tax asset valuation allowance recognized in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. As of June 30, 2024, $121.8 million of the Tax Receivable Agreement obligation is recorded as a current liability and represents PBF Energy’s best estimate of payments to be made within a year. As of December 31, 2023, $43.0 million of the Tax Receivable Agreement obligation was recorded as a current liability and represented the amount paid in January 2024 related to the 2022 tax year. As future taxable income is recorded, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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
Dividends and Distributions
PBF Energy
On August 1, 2024, PBF Energy announced a dividend of $0.25 per share on outstanding PBF Energy Class A common stock. The dividend is payable on August 29, 2024 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2024. PBF LLC intends to make pro-rata distributions of approximately $30.0 million, or $0.25 per unit to its members, including PBF Energy, which in turn, intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
At June 30, 2024 and December 31, 2023, we had gross open commodity derivative contracts representing 28.4 million barrels and 29.1 million barrels, respectively, with an unrealized net loss of $6.9 million and net gain of $33.2 million, respectively. The open commodity derivative contracts as of June 30, 2024 expire at various times during 2024.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.6 million barrels and 36.2 million barrels at June 30, 2024 and December 31, 2023, respectively. The average cost of our hydrocarbon inventories was approximately $83.11 and $83.64 per barrel on a last-in-first-out (“LIFO”) basis at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 70 million to 90 million MMBTUs of natural gas amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $70.0 million to $90.0 million.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2024, we had no outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.6 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2024. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 24, 2022, the Martinez refinery, owned and operated by Martinez Refinery Company LLC (“MRC”), experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and the Environmental Protection Agency (“EPA”), and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. For the spent catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies. We presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.

On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability (“ACL”) assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. On January 12, 2024, MRC met with the RWQCB to discuss its response to their ACL assessment. Based on the discussions and the information provided by MRC, the RWQCB proposed reducing the ACL assessment to approximately $4.5 million and noted that for any settlement 50% of the penalty could be in the form of Enhanced Compliance Actions (“ECAs”), Supplemental Environmental Projects (“SEPs”), or a combination of the two. On January 19, 2024, MRC agreed to accept the reduced ACL, with 50% of the approximately $4.5 million dedicated to ECAs or SEPs. MRC has agreed to fund SEPs relating to marsh restoration, regional water quality monitoring, and water quality classroom education in the Martinez, California area. The parties are currently drafting the settlement agreement and stipulation for entry of the administrative civil liability order. Once it is finalized, it will be presented to the RWQCB’s Board for final approval.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Energy Western Region LLC (“PBF Western Region”) and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed plaintiff’s trespass claim with prejudice and granted plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. The Court has granted plaintiff extensions of approximately 90 days to file their opening brief, which they filed on May 27, 2024. Our answering brief is due September 25, 2024. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. On April 4, 2024, the Court granted plaintiffs’ motion for leave to file a First Amendment Complaint (the “Piscitelli FAC”) to add plaintiff Malan and dismiss plaintiff Zanzucchi, which plaintiffs filed on April 10, 2024. On the same day, the Court granted plaintiffs’ motion. MRC filed its answer to the Piscitelli FAC on April 23, 2024. On May 3, 2024, the Court denied MRC’s motion to relate this case and the Cruz case (discussed below). On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. The parties are currently engaged in discovery. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act (“CAA”) violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. In response, on February 16, 2024, plaintiffs filed a First Amendment Complaint (the “Cruz FAC”). On February 29, 2024, MRC filed a motion to dismiss the Cruz FAC on the pleadings. Plaintiffs’ opposition was filed on March 14, 2024. MRC filed its reply to plaintiffs’ opposition on March 21, 2024. At the motion hearing on April 4, 2024, the Court granted MRC’s request to dismiss all wrongly named PBF entities and plaintiffs’ CAA and Medical Monitoring causes of action. At the following Status Conference on April 4, 2024, the Court agreed that the Cruz and Piscitelli cases should now be related. The Court ordered the Cruz and Piscitelli plaintiffs to meet and confer on a joint discovery schedule and report back to the Court by the end of April 2024. On May 3, 2024, the Piscitelli Court denied MRC’s motion to relate this case and the Piscitelli case (discussed above). On May 17, 2024, MRC filed its answer to the Cruz FAC. On June 5, 2024, the Court stayed the case, pending the outcome of the class property damage claim in the Piscitelli case. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 21, 2023, EPA Region 5 issued a Finding of Violation (“FOV”) alleging violations of the CAA, 42 U.S.C. §§ 7411, 7412, and regulations promulgated under those sections, of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF, of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ, and of our CAA Title V operating permit for the Wastewater Treatment Unit at our Toledo refinery. This FOV followed an EPA compliance inspection at the Toledo refinery conducted in September 2023. We have recently been engaged in discussions with EPA to resolve these matters, but we cannot currently estimate the timing of the resolution or the amount of any potential civil penalties. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended June 30, 2024, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act.
Share Repurchase Program
The following table summarizes PBF Energy’s Class A common stock share repurchase activity during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximately Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions) (3)
April 1-30, 2024	547,100	$58.49	547,100	$904.1
May 1-31, 2024	980,752	49.53	980,752	855.5
June 1-30, 2024	424,237	45.78	424,237	836.0
Total	1,952,089	$51.23	1,952,089	$836.0
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.
(3) On December 12, 2022, our Board of Directors authorized the repurchase of PBF Energy’s Class A common stock. As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has a program expiration date of December 2025. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which have been effected through Rule 10b5-1 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements, and economic and market conditions. We were not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of PBF Energy securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

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

PBF Energy Inc.

Date:	August 1, 2024	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)